Form 10-K
period 1996-06-30
CYBERONICS INC
filed 1996-09-19
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 /Fee Required/ For the fiscal year ended: June 30, 1996

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 /No Fee Required/ For the transition period from ____________ to
____________

                         Commission File Number 0-19806



                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    76-0236465
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

17448 Highway 3, Ste. 100, Webster, Texas                   77598-4135
(address of principal executive offices)                    (zip code)

       Registrant's telephone number, including area code: (713) 332-1375


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.01 par value
                                                (Title of Class)


            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   / X /   No  /  /.

             The aggregate market value of voting stock held by non-affiliates of the registrant as of September 18, 1996, was $37,307,638 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

            At September 18, 1996, registrant had outstanding 11,762,542 shares of Common Stock.



                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference herein.

                                TABLE OF CONTENTS
                                                                                                                PAGE
                                                                                                                ----
            PART I.................................................................................................1
                        ITEM 1.     BUSINESS.......................................................................1
                        ITEM 2.     PROPERTIES....................................................................16
                        ITEM 3.     LEGAL PROCEEDINGS.............................................................16
                        ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................16

            PART II...............................................................................................17
                        ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                                    AND RELATED STOCKHOLDER MATTERS...............................................17
                        ITEM 6.     SELECTED FINANCIAL DATA.......................................................18
                        ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS...........................................19
                        ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................24
                        ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                    ACCOUNTING AND FINANCIAL DISCLOSURE...........................................24

            PART III..............................................................................................25
                        ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................25
                        ITEM 11.    EXECUTIVE COMPENSATION........................................................27
                          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...............................30
                                    AND MANAGEMENT................................................................30
                        ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................31

            PART IV...............................................................................................32
                        ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                    ON FORM 8-K ..................................................................32

                                     PART I

ITEM 1.     BUSINESS

            This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Summary section and financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

            At a Special Meeting on July 23, 1996, the Company's Stockholders voted on and approved the Agreement and Plan of Merger between the Company and St. Jude Medical, Inc. entered into on April 8, 1996. The merger agreement provides St. Jude Medical, Inc. the right to terminate the merger prior to closing which, in effect, gives St. Jude Medical, Inc. an option, but not the obligation, to purchase the Company until October 18, 1996. If the merger is consummated, St. Jude Medical, Inc. will pay approximately $72 million, or approximately $7.00 per share in cash, for currently outstanding shares of the Company.

            Cyberonics, Inc. ("Cyberonics" or the "Company") was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Currently, there are limited or no effective pharmacological or surgical treatments for many patients suffering from such disorders. The basic premise of Cyberonics' vagus nerve stimulation therapy is that electrical stimulation of the vagus nerve decreases the brain's sensitivity to the conditions or stimuli that can trigger epileptic seizures and other neurological disorders.

            Epilepsy is a neurological disorder which is estimated to affect over 1.6 million individuals in the United States and in excess of three million individuals in Western Europe and Japan. Epileptic seizures can be categorized as either "partial" or "generalized." Over 50% of patients with epilepsy suffer from partial seizures. Of individuals suffering from partial seizures, over 20% are reported to suffer from "refractory" seizures, i.e., seizures that recur despite treatment. Epileptic seizures, whether partial or generalized, can be severely debilitating. Medical consequences may include brain damage from recurring seizures, injuries and accidents associated with loss or impairment of consciousness, and death as a result of severe seizures. For reasons that are not clear, partial seizures are generally more resistant to existing therapies than generalized seizures. The medical community and epilepsy patients are seeking therapies which eliminate or reduce seizures, decrease or eliminate the side effects associated with antiepileptic drugs and avoid the costs and risks associated with brain surgery.

            The Company believes that its proprietary, implantable vagus nerve stimulation device, the NeuroCybernetic Prosthesis System (the "NCP(R) System"), offers a safe, efficacious and cost-effective therapy for patients suffering from partial seizures. The Company believes that the NCP System may also provide an effective and safe therapy for generalized seizures and for certain other debilitating neurological disorders. The NCP System, which consists of a cardiac pacemaker-like signal generator (the "NCP Generator") and a vagus nerve lead, delivers electrical signals to stimulate the vagus nerve. The NCP Generator is surgically implanted beneath the skin of the patient's chest and the lead is attached to the left vagus nerve in the patient's neck in a one-to-two hour procedure with the patient typically under general anesthesia. To date, the NCP System has been used in conjunction with patients' existing antiepileptic drug therapies.

            In 1988, the Company began clinical trials of its NCP System for the treatment of refractory partial seizures. As of June 30, 1996, NCP Systems had been implanted in an aggregate of over 700 patients at leading epilepsy treatment centers in the United States, Canada, Germany, Holland, The United Kingdom, France, Switzerland, Belgium, Spain, Italy, Japan, Sweden, Norway, Finland, Australia, Israel, South Africa, Hong Kong and China. The Company believes that the clinical investigations have demonstrated that its NCP System is a safe and effective treatment for individuals suffering from partial seizures.

            The Company's strategy is initially to establish vagus nerve stimulation as a preferred means for treating patients suffering from refractory partial seizures, and then to assess the application of vagus nerve stimulation for the treatment of generalized seizures. In addition, based upon theoretical considerations and limited animal and human study data, the Company believes that severe neurological disorders outside the field of epilepsy, including neuropsychiatric disorders such as chronic severe depression, movement disorders such as Parkinson's Disease, sleep disorders such as narcolepsy, and migraine headaches, may also be amenable to treatment by vagus nerve stimulation with the NCP System. The Company plans to establish a program to discover and develop new applications for the NCP System outside the field of epilepsy. The Company has retained worldwide commercial rights to its NCP System for all applications.

            In December 1991, the Company submitted a Premarket Approval ("PMA") to the United States Food and Drug Administration (the "FDA"), seeking approval to sell the NCP System in the United States for the treatment of partial seizures. In February 1992, the FDA notified the Company that the PMA application was incomplete and that additional information would be required before it would be accepted for substantive review. The Company continued its clinical trials, and on June 2, 1993 submitted its amended PMA application. The amendment responded to the concerns raised by the FDA, and contained data on 136 patients, 109 of whom had received stimulation for at least one year and 65 of whom had received stimulation for at least 18 months.

            In January 1994, the Company announced that its amended PMA application was accepted for filing by the FDA. While the amended PMA application has been accepted for filing, the FDA further informed the Company that, based on its initial scientific review of the amended PMA application, there were "significant deficiencies" in the submission and that an amendment containing certain additional clinical and technical information must be provided before the regulatory review process could continue. In response to further discussions with the FDA, the Company announced in July 1994 that it would initiate an additional confirmatory U.S. clinical trial for the NCP System. Based on these discussions with the FDA, this study is an additional requirement of the FDA's regulatory approval process for the NCP System for the treatment of epilepsy patients experiencing refractory partial seizures.

            In January 1995, the Company announced the submission of a major PMA amendment responding to the FDA's questions regarding the PMA application that was accepted for filing in January 1994. The Company also announced that it had received permission to begin enrolling patients into its additional confirmatory trial, under which an additional 265 patients were targeted for enrollment at approximately 20 major investigational centers in the United States. Approximately 190 to 200 patients are expected to complete the trial. All patients have completed the acute phase of the confirmatory study. Gathering, analyzing and submission of the data is expected to take place by the end of calendar 1996, although it may take longer.

            There can be no assurance that the Company will adequately address the concerns raised by the FDA, or that additional concerns will not be raised by the FDA in the future. The timing of the PMA approval process is unpredictable and there can be no assurance as to when or whether the Company will receive pre-market approval. The Company is currently clinically testing the NCP System under an Investigational Device Exemption ("IDE") from the FDA and cannot commence marketing or commercial sales of the NCP System in the United States until it receives pre-market approval from the FDA. The Company's business, financial condition and results of operations are critically dependent upon receiving FDA approval of the Company's PMA application.

            In June 1994, the Company was granted regulatory approval to market the NCP System in the twelve- member countries of the European Union after having obtained "CE marking," the designation of market approval now universally accepted by all European Union member countries. Cyberonics has also obtained approval to sell the NCP System in certain other international markets including Sweden, Norway, Switzerland, Israel, Australia, South Africa, Hong Kong and China. The Company has obtained government and third-party reimbursement in certain of its approved markets and is continuing to pursue full reimbursement approval for substantially all of those that remain. The Company does not believe that significant international sales volume can be generated without full reimbursement approval. There can be no assurances as to when or whether such reimbursement will be obtained in any of these countries or, if obtained, whether the levels of reimbursement will be sufficient to enable the Company to sell the NCP System on a profitable basis. See "Third Party Reimbursement."

VAGUS NERVE STIMULATION MARKET

            OVERVIEW

            Currently, there are limited or no effective pharmacological or surgical treatments for many patients suffering from debilitating neurological disorders such as epilepsy. For a significant number of patients with epilepsy, currently available drug therapies provide only limited benefit and/or cause unacceptable side effects. Surgical treatment may be indicated for certain people with epilepsy, and generally involves removing the portion of the brain where seizures originate. Even when indicated, surgery is performed on relatively few patients due to the extensive evaluation and testing required to establish eligibility for surgery and to localize the source of the disorder, the risks and high costs associated with surgery, and the uncertainty of long-term benefit. Patients suffering from debilitating neurological disorders need improved therapies which provide safe and effective treatment without the unsatisfactory side effects associated with drugs or the costs and risks associated with brain surgery.

            The basic theoretical premise of the Company's therapy is that electrical stimulation of the vagus nerve decreases the brain's sensitivity to the conditions or stimuli that can trigger epileptic seizures and other neurological disorders. The primary function of the vagus nerve is to monitor and modulate the function of internal organs. Vagus nerve stimulation has demonstrated in animals the ability to either synchronize or desynchronize electrical activity in the brain, depending upon the stimulation parameters. The Company believes that the NCP System treats epilepsy, which is characterized by aberrant synchronous electrical activity, by desynchronizing such electrical activity. In addition, based upon theoretical considerations and limited animal and human study data, vagus nerve stimulation appears to increase the electrical threshold for seizures and may modulate the release of certain excitatory and inhibitory neurotransmitters and neuropeptides associated with the control of epilepsy and other neurological disorders.

            Since its inception, the Company has focused its product development, clinical investigation and regulatory resources on epilepsy, and in particular epilepsy patients suffering from refractory partial seizures. Based on theoretical considerations and limited animal and human data, the Company believes that vagus nerve stimulation may have applications for the treatment of other types of epilepsy and for other neurological disorders. The Company intends to investigate other applications for vagus nerve stimulation in the future. See "Strategy."

            EPILEPSY

            Epilepsy is a recurrent disorder of the brain characterized by excessive neuronal discharges, manifested by transient episodes of motor, sensory, and/or psychic dysfunction, with or without unconsciousness or convulsive movements. Epileptic seizures are categorized as either partial or generalized. Partial seizures involve only one hemisphere of the brain at the onset and may or may not result in the loss of consciousness. Generalized seizures, such as "grand mal" seizures, involve both hemispheres of the brain from the onset, result in the loss of consciousness and are typically manifested by convulsions. Partial seizures can also develop into generalized seizures, known as "secondarily generalized" seizures. For reasons that are not clear, partial seizures are generally more resistant to existing therapies than generalized seizures.

            The prevalence of epilepsy significantly exceeds other well recognized neurological disorders such as Parkinson's disease, multiple sclerosis, muscular dystrophy, myasthenia gravis and amyotrophic lateral sclerosis (ALS or Lou Gehrig's Disease). Published epidemiological studies of epilepsy estimate that over 1.6 million individuals are currently being treated for epilepsy in the United States and that over 112,000 new cases are diagnosed each year. In addition, it is estimated that there are in excess of three million individuals being treated for epilepsy in Western Europe and Japan, with over 210,000 new cases diagnosed each year. Over 50% of patients with epilepsy suffer from partial seizures. Of patients suffering from partial seizures, over 20% are reported to continue to experience more than one seizure per month despite treatment.

            The impact of epilepsy varies from individual to individual. Some patients respond well to existing therapies while some patients do not respond to therapy or respond but experience significant side-effects. The medical, personal and societal implications of epilepsy can be profound for those individuals with epilepsy who do not respond well to available therapies or for whom such therapies have unacceptable side effects. Seizures can be severely debilitating and may result in major irreversible morbidity (lasting complications or side effects). Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness, and death as the result of severe seizures. Personal implications of epilepsy may include suffering the side effects of antiepileptic drugs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver's license. Societal implications of epilepsy include the loss or underutilization of potentially productive citizens and the cost of long-term public assistance for those disabled by epilepsy.

            There are currently two courses of treatment available to persons suffering from epilepsy: drug therapy and surgery. The efficacy of these treatments depends in part upon the type of seizures from which a patient suffers. The efficacy of drugs and surgery for patients suffering from partial seizures is highly variable. Patients suffering from generalized seizures are more likely to respond well to available drug therapies.

            Drug Therapy. Antiepileptic drugs serve as a first-line treatment, and are prescribed for virtually all individuals being treated for epilepsy. There are four drugs predominately used for the treatment of epilepsy which are used either singly (monotherapy) or in combination (polytherapy). Lack of patient compliance, which is typical of chronic drug therapy, inherently reduces the efficacy of a drug therapy regimen. In addition, side effects are common with antiepileptic drugs, particularly where polytherapy is used. Side effects range from transient drowsiness to life-threatening hematologic reactions or liver failure. Women taking antiepileptic drugs are two to five times more likely to bear infants with birth defects than the general population and children receiving antiepileptic drug therapy often experience learning difficulties. Three new antiepileptic drugs, felbamate, gabapentin and lamotrigine, recently received FDA approval. No other major antiepileptic drugs have been introduced in the United States since 1978. While several of the new drugs have shown some improvement in seizure reduction, it appears from publicly available data that the major benefit of these drugs will be reduced side effects. In August 1994, the manufacturer of felbamate announced that, in conjunction with recommendations from the FDA, it was advising that patients be withdrawn from the drug based on reports of serious complications. See "Competition."

            Surgical Treatment. When drug therapy is not effective, the only current alternative is surgical removal of the portion of the brain where seizures originate. Surgical treatment of epilepsy has been proven safe and beneficial for a limited number of patients. It is estimated that 30,000 to 54,000 patients in the United States are potential candidates for surgery. However, only 1,500 therapeutic epilepsy surgeries are performed per year in the United States. The Company believes that the low number of surgeries is attributable to several factors, including: the extensive evaluation and testing required to screen candidates for surgery and to localize the source of the seizures; the risks of morbidity and mortality associated with brain surgery; the uncertainty of long-term benefit; and the cost of evaluation, testing and surgery, which is reported to range from $25,000 in uncomplicated cases, to greater than $100,000 for those individuals requiring extensive preoperative testing.

            Vagus Nerve Stimulation. The medical community and epilepsy patients are seeking therapies which eliminate or reduce seizures, decrease or eliminate the side effects associated with antiepileptic drugs and avoid the costs and risks associated with brain surgery. The Company developed the NCP System, which provides vagus nerve stimulation, to address these needs. The Company began clinical trials of the NCP System for the treatment of partial seizures in November 1988. To date, the NCP System has been used in conjunction with patients' existing antiepileptic drug therapies. As of June 30, 1996, NCP Systems had been implanted in an aggregate of over 700 patients at leading epilepsy treatment centers in the United States, Canada, Germany, Holland, The United Kingdom, France, Switzerland, Belgium, Spain, Italy, Japan, Sweden, Norway, Finland, Australia, Israel, South Africa, Hong Kong and China. The Company believes that these clinical investigations have demonstrated that the NCP System is a safe and effective treatment for individuals suffering from partial seizures.

STRATEGY

            The Company's initial strategy is to establish vagus nerve stimulation as a preferred means for treating patients who suffer from refractory partial seizures. The Company's secondary strategy is to expand vagus nerve stimulation therapy to other types of epileptic seizures and other debilitating neurological disorders which respond well to vagus nerve stimulation. The following are key elements of the Company's strategy:

         - Continue to demonstrate clinical efficacy and safety of the NCP System for the treatment of partial seizures. The Company will continue conducting scientifically rigorous, multi-center clinical studies intended to meet the requirements for obtaining U.S. regulatory approval and to strengthen and broaden the efficacy and safety claims of vagus nerve stimulation using the NCP System for the treatment of partial seizures. The Company believes that this approach will enhance scientific and market acceptance of the NCP System. Information from these trials will be used for presentation to physicians who treat patients with epilepsy, for publication in medical journals and for regulatory filings. See "Clinical Trials."

         - Enter major global medical markets upon obtaining regulatory and reimbursement approvals. The Company's clinical trials have been or are being conducted at leading epilepsy treatment centers in the United States, Germany, Canada, Holland, Norway, Sweden, Spain and Japan. The Company intends to conduct clinical studies in other well funded medical markets with major epilepsy centers as part of its strategy to obtain regulatory and/or reimbursement approval in such additional countries. In June 1994, the Company was granted regulatory approval to market the NCP System in the twelve-member countries of the European Union, has obtained government and third-party reimbursement approval in certain of those countries and is continuing to pursue full reimbursement approval for substantially all of the remaining European Union member countries. The Company has commenced sales and marketing activities in additional countries and intends to expand these efforts as regulatory and reimbursement approvals are obtained for the NCP System. The Company will initially target the approximately 500,000 patients in North America, Western Europe and Japan with refractory partial seizures. See "Marketing and Sales," "Government Regulation" and "Third-Party Reimbursement."

         - Expansion of epilepsy indications. The Company intends to conduct clinical studies of the NCP System for treatment of generalized seizures. When and if the Company is able to demonstrate safety and efficacy in treating generalized seizures, the Company intends to file supplements to its PMA and international regulatory filings. See "Government Regulation."

         - Other disorders. The Company believes that severe neurological disorders outside the field of epilepsy, including neuropsychiatric disorders such as chronic severe depression, movement disorders such as Parkinson's Disease, sleep disorders such as narcolepsy, and migraine headaches, may be amenable to treatment by vagus nerve stimulation with the NCP System. The Company has filed patent applications relating to the use of vagus nerve stimulation for the treatment of certain neurological disorders, and plans to establish a program to discover and develop new applications for the NCP System outside the field of epilepsy. To date, the Company has been granted method patents with respect to movement disorders, eating disorders, mobility disorders, endocrine disorders, migraine headaches, sleep disorders, dementia, neuropsychiatric disorders and pain. See "Clinical Trials" and "Patents, Licenses and Proprietary Technology."

CYBERONICS' NCP SYSTEM

            The NCP System is a proprietary, integrated system consisting of an implantable, pacemaker-like device that delivers an electrical signal to an implantable lead which is attached to the left vagus nerve. The signals are delivered on a chronic, intermittent basis, and may also be initiated by the patient with a hand-held magnet. The NCP System is surgically implanted, with the patient typically under general anesthesia, in a procedure which usually takes one to two hours. The NCP Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The electrode of the vagus nerve lead is attached to the left vagus nerve in the lower left side of the neck, and the connector end of the lead is tunneled to the generator site in the chest. The patient is generally admitted to the hospital the day of surgery and discharged one to two days after surgery.

            The total cost of the NCP System to the patient, including the implant procedure, is projected to be approximately $15,000. This projected cost is comprised of approximately $9,000 in hospital charges and physician fees and $6,000 for the NCP System.

            NCP Generator. The NCP Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the vagus nerve lead to deliver electrical signals to the vagus nerve. The Company's current NCP Generator employs a single lithium thionyl chloride battery and has an expected useful life of two to five years depending on the stimulation parameter selection. Upon expiration of the battery, the NCP Generator is removed and a new generator is implanted in a short, out-patient procedure. To optimize patient treatment, the pulse width, output current, signal frequency and stimulation duration of the NCP Generator can be noninvasively programmed and adjusted by the treating physician with a personal computer using the Company's programming wand and software. The patient can use a small, hand held magnet which is offered with the NCP Generator to manually activate or deactivate stimulation.

            Vagus Nerve Lead. Cyberonics has licensed a proprietary nerve lead design to convey the electrical signal from the NCP Generator to the vagus nerve. The lead incorporates patented open helical electrodes which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead's two helical electrodes and helical anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest where it is attached to the NCP Generator. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

            Programming Wand and Software. The Company's proprietary programming wand and software are used to transmit programming information from a personal computer to the NCP Generator via electromagnetic signals. Programming capabilities include revision of the NCP Generator's programmable parameters (pulse width, output current, signal frequency and stimulation duration), and storage and retrieval of telemetry data. The NCP programming wand can be connected to any IBM compatible personal computer via a standard serial connector.

            Tunneling Tool. The tunneling tool is a disposable surgical tool designed to be used during surgical placement of the vagus nerve lead. The tool is used for subcutaneous tunneling of the lead assembly between the nerve site in the neck and the NCP Generator site in the chest.

CLINICAL TRIALS

            The Company began trials of the NCP System for the treatment of refractory partial seizures in November 1988. As of June 30, 1996, approximately 700 patients had been implanted with NCP Systems, of whom approximately 481 were implanted pursuant to clinical trials conducted at leading epilepsy treatment centers in North America, Europe and Japan.

            The Company conducted two pilot studies of the NCP System between November 1988 and March 1990. In June 1990, the Company commenced a triple-blinded, randomized, parallel, controlled study of the NCP System at 17 epilepsy treatment centers, including 12 in the United States, one in Canada, two in Germany, one in Sweden and one in Holland. This demanding study design, while customary for drug trials, is significantly more rigorous than would be typical for assessing medical devices and was utilized to enhance the scientific validity of the data generated. A total of 115 patients were implanted with NCP Systems as part of this pivotal study. The Company believes that this study accomplished its primary objective by demonstrating that vagus nerve stimulation provides a safe and effective treatment for patients suffering from refractory partial seizures. As of June 30, 1996, data records had been collected on 81 study patients who had received stimulation for at least 18 months. Such data records reveal that 34 of the 81 patients who had received stimulation for at least 18 months realized a 50% or greater reduction in seizure frequency. In addition, consistent with the pilot studies, data from the pivotal study showed improved seizure reduction over time. Reported side effects include minor hoarseness, coughing and throat pain during stimulation.

            During the pivotal clinical trials, technical complications occurred due to lead wire fractures, battery depletion and NCP Generator malfunctions. In eight of the first 10 patients to receive the NCP System, prototype leads fractured and were replaced with a redesigned lead or were unipolarized. Several of the redesigned leads have failed, for either unknown reasons or as a result of trauma to the patient. In response to these failures, the Company has improved the lead's durability. None of these events caused patients to withdraw from the clinical studies. In one patient, an NCP Generator malfunctioned as a result of an assembly error. The malfunction caused intense electrical stimulation resulting in permanent left vocal cord paralysis. Changes in design and manufacturing processes were implemented to preclude the recurrence of such a malfunction. This malfunction was reported to the FDA as a serious adverse event. Although a number of patients received devices which were manufactured and implanted prior to the reported malfunction, to date, no other malfunctions of this nature have been reported. There can be no assurance that there will not be similar or other device failures which could result in an unsafe condition in patients. The occurrence of such malfunctioning or other adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of the NCP Generator and/or leads. Any product recall could have a material adverse effect on the Company's business, financial condition and results of operations. Clinical events are reported to the FDA in regular reports, whether or not related to the NCP System. The Company has reported several deaths among patients implanted with the NCP System. Although treatment was underway at the time, no deaths have been linked to the implantation of or stimulation by the NCP System.

            In July 1994, the Company announced that it intended to initiate an additional confirmatory U.S. clinical trial for the NCP System. Based on discussions with the FDA, this study is an additional requirement of the FDA's regulatory approval process for the NCP System for the treatment of epilepsy patients experiencing refractory partial seizures. Cyberonics has since received FDA permission to enroll up to 265 patients into its additional confirmatory trial. Completion of the trial and submission of the data is expected to take place by the end of calendar 1996, although it may take longer.

            The Company intends to sponsor additional clinical trials for the NCP System, initially for expanded applications within the field of epilepsy and secondarily for neurological disorders outside the field of epilepsy.
New trials conducted in the United States will require additional FDA approvals.

            Although clinical data for periods of up to 18 months reveal continuing improved efficacy over time, data regarding the longer term safety and efficacy of the NCP System are limited. In addition, although the Company has theories as to why vagus nerve stimulation reduces epileptic seizures, uncertainty still exists as to the basic mechanism that provides positive therapeutic effects. There can be no assurance that the efficacy of the treatment will continue to improve or will not decline over time, or that long-term operation of the NCP System will not produce adverse side-effects or cause harm or death to patients. Any such negative long-term effects could adversely affect the regulatory status and/or market acceptance of the NCP System and thereby adversely affect the Company's business, financial condition and results of operations.

MARKETING AND SALES

            The Company has developed a sales and marketing plan to reach the key epilepsy treatment centers in the United States and internationally. In the United States, there are approximately 50 comprehensive epilepsy treatment centers. The approximately 200 key epilepsy treatment centers in the United States are staffed by approximately 800 epileptologists, neurologists who specialize in epilepsy. The treatment of patients with epilepsy is even more concentrated in key international markets. For example, there are five major centers and 30 to 40 secondary clinics in Germany, four major centers in Sweden, three major centers in Holland, three major centers in Spain and one major center in Norway. The Company believes that the concentrated nature of the market for the NCP System will allow highly focused sales and educational activities conducted by a sales force that is modest in size and resource requirements.

            MARKETING

            The adoption of new therapeutic medical technologies is typically driven by physicians who have participated in the investigation of a new technology and who then convince other physicians to adopt the technology for the treatment of their patients. This process is typically referred to as physician-to-physician selling, and is carried out via presentations and discussions of scientific and clinical data at major medical symposia, through scientific and clinical articles published in medical journals, local educational programs and direct communications among physicians. The Company intends to continue to sponsor scientifically rigorous trials of the NCP System conducted by respected clinical investigators in influential medical centers in key markets, to support investigators in the generation and presentation of scientific and clinical data and to develop internal education capabilities to support the physician-to-physician selling process on an on-going basis following PMA approval.

            In addition, adoption of new medical therapies is fostered by patient awareness. To enhance patient awareness, the Company intends to, among other things, support presentation by authoritative physicians of clinical results and patient case studies to national, regional and local epilepsy support groups.

            The availability of reimbursement from government and third-party payors is also critical to market acceptance of new therapeutic medical devices. In the United States, the Company is executing a plan to qualify the NCP System and implant procedure for reimbursement. Country-specific plans have been developed and are being executed for key international markets. While the NCP System has been approved for reimbursement in certain countries outside of the United States, and there can be no assurance that widespread approval will be obtained in a timely manner or at all, or that, if obtained, reimbursement will be at a level sufficient to enable the Company to sell NCP Systems on a profitable basis. See "Third-Party Reimbursement."

            The Company currently has only one product, the NCP System, and does not expect to have any other source of revenue for the foreseeable future. Even if the Company's PMA is approved by the FDA, market acceptance of the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the availability of adequate levels of reimbursement. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or any other indication. Failure of the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

            SALES

            The Company's marketing plans are being implemented, in part, via a sales and education strategy, which will be executed on a country-by-country basis when and if regulatory and reimbursement approvals are obtained. The Company plans to employ a direct sales force together with educational specialists for North America and other key markets. The Company plans to enter into distribution agreements for other territories. The decision whether to use a direct sales force or independent distributors will be made on a country-by-country basis, depending upon a number of factors including market size, anticipated market entry costs, reimbursement potential, and regulatory considerations. As of June 30, 1996, the Company had signed distribution agreements or letters of intent for Sweden, Norway, Finland, Spain, Australia, Denmark, Korea, Ireland and Israel. The distribution agreements generally grant the distributor exclusive distribution rights for the particular territory. In return, the distributor assumes responsibility for obtaining regulatory approval for such territory and agrees to certain minimum purchase levels.

MANUFACTURING AND SOURCES OF SUPPLY

            Cyberonics' manufacturing operations are required to comply with Good Manufacturing Practices ("GMP"). GMP addresses the methods, facilities and quality assurance controls used in manufacturing, packing, storing and installing medical devices. As part of the FDA pre-market approval process, the Company has passed compliance inspection, and will continue to be subject to periodic follow-up inspections. See "Government Regulation." Certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States.

            The NCP Generator, which is similar in design and manufacture to a cardiac pacemaker, is comprised of two printed circuit boards and a battery which are hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards by a contract manufacturer using surface-mount technology. The boards are then shipped to the Company for assembly and testing. The assembled electronics are then placed in a titanium case which is shipped to a third party for laser welding and returned to the Company for attachment of an epoxy header to which the lead connects and for final testing. Sterilization of the NCP Generator is performed by a third party.

            The Company relies upon sole source suppliers for certain of the key components and materials used in its products. The Company routinely experiences discontinuation or unavailability of components and materials requiring qualification of alternative sources or, if no such alternative sources are identified, product design changes. Qualifying alternative sources and redesigning products can be time consuming. In addition, such changes generally require regulatory submissions and approvals. Specifically, the Company is aware of future product design changes that will be required to incorporate a new battery and microprocessor into the NCP Generators' circuitry. Although the Company believes that these changes will be made without disruption, any extended delays in or inability to secure alternate sources for these or other components and materials could result in product supply and manufacturing interruptions which could have a material adverse effect on the Company's ability to manufacture its products and therefore on its business, financial condition and results of operations.

            The Company does not have experience manufacturing its products in the volumes that will be necessary to achieve significant commercial sales. Should the Company receive approval of its PMA for the NCP System, the Company may encounter difficulties in scaling up production or in hiring and training additional manufacturing personnel. Any production or supply-related interruption could have a material adverse effect on the Company's ability to manufacture its products and, therefore, on its business, financial condition and results of operations.

PRODUCT DEVELOPMENT

            Cyberonics' product development strategy is directed toward improving its current products and developing new products which provide additional features and functionality. In October 1992, the Company began shipping an improved version of the NCP Generator which has a two to five year life and is capable of providing a broader range of stimulation patterns. The Company will be required to file for the appropriate United States and international regulatory approvals in connection with the introduction of improved and new products. See "Government Regulation." Current product development programs include ongoing improvements to the NCP Generator are under way, including the addition of end of service predictors. Longer term development activities may concentrate on methods of detecting physiological signals which indicate the onset of a seizure and automatically activate the NCP Generator. These development activities are expected to be technically challenging and no assurance can be given that they will result in marketable products.

COMPETITION

            The Company believes that existing and future antiepileptic drugs will be the primary competition for the treatment of partial seizures. Three new antiepileptic drugs, felbamate, gabapentin and lamotrigine recently received FDA approval. No other major antiepileptic drugs have been introduced in the United States since 1978. While several of the new drugs have shown some improvement in seizure reduction, it appears from publicly available data that the major benefit of this new generation of drugs will be reduced side effects. In August 1994, the manufacturer of felbamate announced that, in conjunction with recommendations from the FDA, it was advising that patients be withdrawn from the drug based on reports of serious complications. The Company may also face competition from medical device companies for the treatment of partial seizures. While there is no known commercially available competitive vagus nerve stimulation device, one company has clinically assessed an implantable signal generator used with a deep brain probe (thalamic stimulation) for the treatment of epilepsy. The Company could also face competition from pacemaker companies which have the technology and expertise to develop devices for vagus nerve stimulation.

            Many of the Company's current and potential competitors have substantially greater financial, manufacturing, technical and marketing resources than the Company. The development by others of new treatment methods with either novel antiepileptic drugs or medical devices for epilepsy could render the NCP System non-competitive or obsolete.

            Cyberonics believes that the primary competitive factors within the epilepsy treatment market are the efficacy and safety of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement and product reliability. There can be no assurance that the NCP System will achieve market acceptance.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

            Proprietary protection for the Company's products is important to the Company's business. The Company maintains a policy of seeking patents on its inventions, acquiring licenses under selected patents of third parties, obtaining copyrights on its software and other copyrightable materials and entering into invention and proprietary information agreements with its employees and consultants with respect to technology which it considers important to its business. Cyberonics also relies upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

            The Company entered into an exclusive license agreement with Dr. Jacob Zabara, a co-founder of and consultant to the Company, pursuant to which the Company has licensed three United States patents (and such international counterparts as have been or may be issued) covering the NCP System for vagus nerve stimulation for the control of epilepsy and other movement disorders. The License Agreement runs for the term of licensed patents. Pursuant to the license agreement, the Company is obligated to pay Dr. Zabara a royalty equal to the greater of $36,000 per year or 6% of net sales of the NCP System on the first $12 million in cumulative sales, and at the rate of 3% thereafter for the remaining term of the licensed patents.

            The Company entered into a license agreement with Huntington Medical Research Institute pursuant to which the Company has licensed two United States patents (and their international counterparts, if and when issued) covering two lead designs. The license agreement provides an exclusive license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement disorders. Pursuant to the license agreement, as amended, the Company paid an initial license fee of $200,000. In addition, the Company has a renewable option to expand the licensed field-of-use for additional indications for a license fee of $15,000 per indication. Pursuant to the license agreement the Company is obligated to pay the licensor a royalty of 1% of net sales of NCP Systems using the licensor's standard lead (the Company's vagus nerve lead is a standard lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. In addition, the Company paid royalties of $10,000 during each of fiscal 1992, 1993 and 1994, $26,000 for fiscal 1995, $35,000 for fiscal 1996, and has agreed to pay minimum royalties of $35,000 for fiscal 1997 and each fiscal year thereafter for the life of the licensed patents. Beginning in fiscal 1997, if total combined annual royalties paid to the licensor are not equal to at least $200,000 each fiscal year, and if the Company elects not to make a payment sufficient to meet such minimum royalty, the licensor may convert the license regarding the bidirectional lead to a non-exclusive license.

            Cyberonics believes that the patent licenses described above provide broad protection in the United States for the field of vagus nerve stimulation for the control of epilepsy and movement disorders. The protection offered by the licensed international patents is not as strong as that offered by the licensed United States patents due to differences in patent laws. In addition, there can be no assurance that any of the licensed patents will not be challenged or circumvented by competitors, or found to be invalid or non-infringed in judicial or administrative proceedings should a dispute arise.

            In addition to the license agreements, as of June 30, 1996, the Company had 4 United States patent applications pending covering NCP Generator circuits, electrode designs and various therapeutic applications of vagus nerve stimulation and, as of such date, had been issued 21 United States patents. In addition to movement disorders, recently issued method patents cover the fields of eating disorders, endocrine disorders, migraine headaches, dementia and neuropsychiatric disorders. The Company has filed counterparts of certain of its key United States patent applications in certain key international jurisdictions.

            There can be no assurance that patents will issue from any of the remaining applications or, if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection of the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

            Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other methods of controlling epilepsy by stimulation which do not involve the vagus nerve or which use electrodes which are not covered by the licensed patents.

            Cyberonics requires its employees and consultants to sign confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Cyberonics must be kept confidential and must not be disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. In the case of consultants, all inventions and intellectual material developed in accomplishing the work required in the relationship with the Company or with materials furnished by the Company are assigned to the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

            Clinical testing, manufacture and sale of the Company's products in the United States are subject to FDA regulation. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into three classes, class I, II or III. New class III devices, such as the NCP System, are subject to the most stringent FDA review, and require submission and approval of a PMA before commencement of marketing, sales and distribution in the United States.

            In order to obtain pre-market approval, a device must undergo clinical evaluation under an Investigational Device Exemption ("IDE") which is granted by the FDA to permit testing of the device in humans in controlled trials. In addition to obtaining an IDE from the FDA, the sponsor of the investigational study must also obtain approval for the research from an institutional review board or committee established for this purpose at each investigational site. Once an IDE has been granted, the FDA may allow additional patient implants or additional clinical sites, or both.

            The results of the clinical studies are submitted to the FDA in a PMA. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device including the results of nonclinical tests, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. The FDA staff then reviews the submitted application and determines whether to accept the application for filing. If accepted for filing, the application undergoes substantive review by the FDA, which can request additional information at any time. Ultimately, an FDA scientific advisory panel comprised of physicians and others with expertise in the relevant field will review the application. A public meeting is held in which the PMA is reviewed and discussed by the panel. The scientific advisory panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the opinion of the advisory panel, the FDA tends to give considerable deference to panel recommendations. The FDA will also conduct an inspection to determine whether the Company's manufacturing facility is in compliance with GMP. If the FDA's evaluation is favorable, the FDA will subsequently publish an order approving the PMA for the device. Interested parties can file comments on the order and seek further FDA review.

            The Company applied for its first IDE in August 1988 and, as of June 30, 1996, had received FDA authorization for NCP Systems to be implanted in up to 535 patients at 58 clinical sites in the United States. In December 1991, the Company submitted a PMA application to the FDA containing data on 81 patients. In February 1992, the FDA notified the Company that the PMA was incomplete and that additional information would be required before the PMA would be accepted for review. The Company continued its clinical trials and, on June 2, 1993, amended the PMA. The amendment responded to the concerns raised by the FDA, and contained data on 136 patients, including 65 who had received stimulation for at least 18 months.

            In January 1994, the Company announced that its amended PMA application was accepted for filing by the FDA. While the amended PMA application has been accepted for filing, the FDA further informed the Company that, based on its initial scientific review of the amended PMA application, there were "significant deficiencies" in the submission and that an amendment containing certain additional clinical and technical information must be provided before the regulatory review process could continue. In response to further discussions with the FDA, the Company announced in July 1994 that it would initiate an additional confirmatory U.S. clinical trial for the NCP System. Based on these discussions with the FDA, this study is an additional requirement of the FDA's regulatory approval process for the NCP System for the treatment of epilepsy patients experiencing refractory partial seizures.

            In January 1995, the Company announced the submission of a major PMA amendment responding to the FDA's questions regarding the PMA application that was accepted for filing in January 1994. The Company also announced that it had received permission to begin enrolling patients into its additional confirmatory trial, under which an additional 190 to 200 patients are expected to be treated with vagus nerve stimulation therapy at approximately 20 major investigational centers in the United States. Completion of the confirmatory trial and submission of the data is expected to take place by the end of calendar 1996, although it may take longer.

            There can be no assurance that the Company will adequately address the concerns raised by the FDA, or that additional concerns will not be raised by the FDA in the future. The timing of the PMA approval process is unpredictable and there can be no assurance as to when or whether the Company will receive pre-market approval. The Company is currently clinically testing the NCP System under an IDE from the FDA and cannot commence marketing or commercial sales of the NCP System in the United States until it receives pre-market approval from the FDA. The Company's business, financial condition and results of operations are critically dependent upon receiving FDA approval of the Company's PMA application.

            Even if the Company receives pre-market approval for its device for the treatment of partial seizures, it will nonetheless be required to file additional or supplemental IDEs and PMAs for other applications and for future generations of existing products. Supplements to a PMA generally require submission of the information needed to support the proposed change potentially including additional patient data. In addition, international sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The Company has obtained certain foreign governmental approvals, including the European Union "CE" mark, and has applied for additional approvals. There can be no assurance that the necessary approvals, including approval of the Company's PMA for the NCP System, will be granted on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the withdrawal of previously received approvals, could have a material adverse effect on the business, financial condition and results of operations of the Company.

            The Company has registered with the FDA as a medical device manufacturer. The Company's facilities are subject to inspection on a routine basis by the FDA for compliance with GMP and other regulations. GMP regulations impose procedural and documentation requirements upon the Company with respect to product designs, manufacturing, testing, control, process validation and similar activities. As of June 30, 1996, the Company has been the subject of a major GMP pre-PMA site inspection, which was completed with no deficiencies noted. Additionally, the Company must comply with various FDA requirements such as those governing advertising, labeling and reporting of adverse experiences with the use of the product. New regulations governing such matters as device tracking and post-market surveillance also may apply to the NCP System. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or the adoption of new requirements could adversely affect the Company's ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

            In addition, the Company's products are covered by FDA regulations for implantable medical devices that require the Company to comply with certain specific record keeping, reporting, product testing, design, safety and product labeling requirements. The Company believes that it is in material compliance with these requirements. There can be no assurance, however, that the Company will be able to maintain such compliance in the future. Any such failure to comply could have an adverse effect on the Company's business, financial condition and results of operations.

            Clinical testing, manufacture and sale of the Company's products outside of the United States are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States. The Company has received regulatory approval to market the NCP System in the thirteen member countries of the European Union and is pursuing other regulatory approvals outside the United States.

THIRD-PARTY REIMBURSEMENT

            The success of the Company is dependent upon approval for reimbursement of costs associated with the NCP System and the implant procedure by government and third-party payors in the United States and certain key international markets. Regulatory approval of the NCP System in the United States and international markets does not assure favorable reimbursement decisions.

            The Company believes that the NCP System will be purchased by hospitals, which in turn bill various government and private third-party payors for the health care services provided to patients. In the United States, the key third-party payors include the Medicare and Medicaid programs (administered by the Health Care Financing Administration), Blue Cross and Blue Shield plans, commercial insurance companies, preferred provider organizations and health maintenance organizations. These payors generally exclude payment for services that are deemed to be not "reasonable and necessary," or which are considered to be experimental or investigational, not safe, effective or medically appropriate for the patient, or which are not accepted medical practice in the local community. In determining whether they will cover new medical services, payors typically rely on government regulatory approvals and studies published in recognized peer-reviewed medical and scientific journals. Some payors are beginning to examine the cost-effectiveness of services in determining whether and how much they will reimburse for the services, although these efforts are focused principally on services for which there are alternative treatments.

            The Company believes that the NCP System will be viewed favorably by payors because of its efficacy and because of the lack of alternative therapies for the patients being treated. There can be no assurance that the NCP System will be considered cost effective by government or private third-party payors, that reimbursement will be available in a timely manner or at all, or, if available, that payors' reimbursement policies will not adversely affect the Company's ability to sell NCP Systems on a profitable basis. Failure by hospitals, physicians and other users of the Company's products to obtain reimbursement from third-party payors and/or changes in government or private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. The health-care industry in the United States is undergoing substantial reform, and there is substantial uncertainty and turmoil surrounding the issues of funding, reimbursement and regulatory approval. While the Company believes that the NCP System will be favorably viewed in the context of the currently pending health-care reform objectives, there can be no assurances that the pending health-care reforms will not adversely affect regulatory or reimbursement approvals for the NCP System.

            In the United States, Cyberonics is executing a plan to increase the likelihood that hospitals and physicians will be reimbursed adequately for the NCP System and the implant procedure. The plan addresses the third-party payors concerns noted above and the necessary procedural and administrative actions. Reimbursement approval processes in markets outside the United States vary significantly. Specific plans to obtain reimbursement approval in key international markets are in various stages of development and execution.

            The Company does not expect to achieve significant sales unless and until both regulatory and reimbursement approvals are obtained for the NCP System and even if such approvals are obtained, there can be no assurance the Company will achieve significant sales.

PRODUCT LIABILITY AND INSURANCE

            The business of the Company entails the risk of financial exposure to product liability claims. Although the Company has not experienced any product liability claims to date, such claims could have an adverse impact on the Company. The Company maintains product liability insurance. There can be no assurance, however, that product liability claims will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all.

EMPLOYEES

            As of June 30, 1996, the Company had 33 full-time employees, including 6 in research and development, 3 in clinical and regulatory affairs, 13 in manufacturing and quality assurance and 11 in marketing and administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel, including but not limited to its key officers and its Board of Directors. The Company believes its relationship with its employees is good. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire or retain qualified personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.     PROPERTIES

            The Company leases approximately 19,146 square feet in Webster, Texas. This facility contains approximately 5,664 square feet of manufacturing space and approximately 13,482 square feet devoted to research and administrative offices. The facility is leased through October 1997. The Company has certain rights of first refusal to acquire additional space at its facility as such space becomes available. The Company believes that its current facility, together with space which it can obtain through exercise of its rights of first refusal, are adequate to meet its current needs.


ITEM 3.     LEGAL PROCEEDINGS

            The Company is subject to a number of routine pending litigation matters. While the outcome of these claims cannot be predicted with certainty, management, after review and consultation with counsel, considers that any liability arising from the disposition of such matters would not have a material adverse effect upon the financial condition or results of operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At a Special Meeting on July 23, 1996, the Company's Stockholders voted on and approved the Agreement and Plan of Merger between the Company and St. Jude Medical, Inc. entered into on April 8, 1996. The merger agreement provides St. Jude Medical, Inc. the right to terminate the merger prior to closing which, in effect, gives St. Jude Medical, Inc. an option, but not the obligation, to purchase the Company until October 18, 1996. If the merger is consummated, St. Jude Medical, Inc. will pay approximately $72 million, or approximately $7.00 per share in cash, for currently outstanding shares of the Company.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

            The Company's Common Stock, $0.01 par value, is quoted on the NASDAQ National Market System under the symbol CYBX. The high and low per share prices for the Company's Common Stock during Fiscal 1995 and 1996 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                              HIGH                 LOW
                                           ----------          ------------
FISCAL YEAR ENDED JUNE 30, 1995
First Quarter                               $   8.25             $   3.75
Second Quarter                              $   5.75             $   1.88
Third Quarter                               $   5.75             $   3.50
Fourth Quarter                              $   5.50             $   3.25
FISCAL YEAR ENDED JUNE 30, 1996
First Quarter                               $   6.00             $   4.00
Second Quarter                              $   8.00             $   4.50
Third Quarter                               $   6.25             $   4.00
Fourth Quarter                              $   7.50             $   4.25


            The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock price of other early stage medical device companies, the market price of the Company's Common Stock is subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the Company's products, product and component supply issues, government approval status, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others may have a significant effect on the market price of the Common Stock. In addition, the price of the Company's stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company's operating performance.

            As of August 30, 1996, there were 112 stockholders of record.

            The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

            The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data as of June 30, 1996 and 1995, and for each of the years in the three-year period ended June 30, 1996 are derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein and are qualified by reference to such consolidated financial statements. The selected financial data as of June 30, 1994, 1993 and 1992 and for the years ended June 30, 1993 and 1992 are derived from audited financial statements not included herein.

                                                                            Year Ended June 30,
                                               ----------------------------------------------------------------------------
                                                    1996            1995           1994             1993            1992
                                               ------------     -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:

Net sales                                      $  1,416,965     $   966,989     $   399,689     $   149,775     $    53,890


Cost of goods sold                                  411,562         347,457         117,835          50,463          42,547
                                               ------------     -----------     -----------     -----------     -----------
Gross profit                                      1,005,403         619,532         281,854          99,312          11,343

Operating expenses:

     Research and development                     8,024,502       5,678,024       4,323,671       3,390,037       2,305,858


     Selling, general and administrative          3,420,111       2,906,589       2,519,037       2,154,070       1,273,428
                                               ------------     -----------     -----------     -----------     -----------
            Total operating expenses             11,444,613       8,584,613       6,842,708       5,544,107       3,579,286

Interest and other income (net)                     325,960         726,271         635,129         323,075          75,240
                                               ------------     -----------     -----------     -----------     -----------
Net loss                                       $(10,113,250)    $(7,238,810)    $(5,925,725)    $(5,121,720)    $(3,492,703)
                                               ============     ===========     ===========     ===========     ===========

Net loss per share                             $      (1.06)    $      (.79)    $      (.66)    $      (.65)    $      (.53)
                                               ============     ===========     ===========     ===========     ===========



Shares used in computing net loss per share       9,513,038       9,218,008       8,945,968       7,882,857       6,529,766

                                                                                      June 30,
                                                    -----------------------------------------------------------------------------
                                                         1996           1995            1994            1993             1992
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
Cash, cash equivalents and
  marketable securities                             $  2,201,962    $ 11,852,619    $ 18,468,154    $ 24,385,755    $  3,372,529
Working capital                                        1,042,396       8,988,373       9,676,289      20,489,855       2,825,599
Total assets                                           3,948,043      13,560,593      19,756,148      25,195,514       4,089,522
Capital lease obligations, net of current portion           --              --            72,562         183,818         220,890
Redeemable Convertible Preferred Stock                      --              --              --              --        12,548,453
Accumulated deficit                                  (37,922,171)    (27,808,921)    (20,570,111)    (14,644,386)     (9,522,666)
Common stockholders' equity                         $  1,465,050    $ 11,443,555    $ 18,503,398    $ 24,134,127    $ (9,444,338)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Summary section and financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

            At a Special Meeting on July 23, 1996, the Company's Stockholders voted on and approved the Agreement and Plan of Merger between the Company and St. Jude Medical, Inc. entered into on April 8, 1996. The merger agreement provides St. Jude Medical, Inc. the right to terminate the merger prior to closing which, in effect, gives St. Jude Medical, Inc. an option, but not the obligation, to purchase the Company until October 18, 1996. If the merger is consummated, St. Jude Medical, Inc. will pay approximately $72 million, or approximately $7.00 per share in cash, for currently outstanding shares of the Company.

SUMMARY

            Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the Company's investigational NeuroCybernetic Prosthesis ("NCP(R) System") began with the first patient implant in November 1988 under an IDE from the FDA. The Company has been unprofitable to date, has had minimal revenues and expects to incur operating losses through the next several years due to continuing requirements for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through June 30, 1996, the Company had incurred a cumulative net deficit of approximately $37.9 million.

            Cyberonics is continuing the clinical testing of the NCP System under its IDE from the FDA. In January 1994, the Company announced that its amended PMA application was accepted for filing by the FDA. While the amended PMA application has been accepted for filing, the FDA further informed the Company that, based on its initial scientific review of the amended PMA application, there were "significant deficiencies" in the submission and that an amendment containing certain additional clinical and technical information must be provided before the regulatory review process could continue.

            In response to further discussions with the FDA, the Company announced in July 1994 that it would initiate an additional confirmatory U.S. clinical trial for the NCP System. Based on these discussions with the FDA, this study is an additional requirement of the FDA's regulatory approval process for the NCP System for the treatment of epilepsy patients experiencing refractory partial seizures.

            In January 1995, the Company announced that it had received permission to begin enrolling patients into its additional confirmatory trial, under which an additional 265 patients were targeted for enrollment at 20 major investigational centers in the United States. Approximately 190 to 200 patients are expected to complete the confirmatory trial. Completion of the trial and submission of the data is expected to take place by the end of calendar 1996, although it may take longer.

            There can be no assurance that the Company will adequately address the concerns raised by the FDA, or that additional concerns will not be raised by the FDA in the future. The timing of the PMA approval process is unpredictable and there can be no assurance as to when or whether the Company will receive pre-market approval. The Company is currently clinically testing the NCP System under an IDE from the FDA and cannot commence marketing or commercial sales of the NCP System in the United States until it receives pre-market approval from the FDA. The Company's business, financial condition and results of operations are critically dependent upon receiving FDA approval of the Company's PMA application.

            Cyberonics is pursuing government and third-party reimbursement approvals for the NCP System in the United States and in international markets. The Company believes that such approvals will be critical to market acceptance of the NCP System when and if regulatory approvals are obtained. There can be no assurance that third-party reimbursement will be available to enable the Company to successfully market the NCP System in the United States when and if the Company's PMA is approved or, if available, that the level of reimbursement will be sufficient to enable the Company to sell the NCP System on a profitable basis.

            The health care industry in the United States is undergoing substantial change, and there is substantial uncertainty and turmoil surrounding the issues of funding, reimbursement and regulatory approval. While the Company believes that the NCP System will be favorably viewed in the context of the changing health care industry, there can be no assurances that the pending health care reforms will not adversely affect regulatory or reimbursement approvals for the NCP System. The Company does not expect to achieve significant sales unless and until both regulatory and reimbursement approvals are obtained for the NCP System and even if such approvals are obtained, there can be no assurance the Company will achieve significant sales.

            In June 1994, the Company was granted regulatory approval to market the NCP System in the original twelve-member countries of the European Union after having obtained "CE marking," the designation of market approval now universally accepted by all European Union member countries. The Company has obtained government and third-party reimbursement approval in certain of the European Union member countries and is continuing to pursue full reimbursement approval for substantially all of the remaining European Union member countries. The Company does not believe that significant sales volume can be generated without full reimbursement approval. There can be no assurances as to when or whether such reimbursement will be obtained in any of these European Union member countries or, if obtained, whether the levels of reimbursement will be sufficient to enable the Company to sell the NCP System on a profitable basis.

            The Company believes that existing and future antiepileptic drug compounds will be the primary competition for its NCP System, although the Company could also face competition from other medical devices. Three new antiepileptic drugs, felbamate, gabapentin and lamotrigine recently received FDA approval. No other major antiepileptic drugs have been introduced in the United States since 1978. In August 1994, the manufacturer of felbamate announced that, in conjunction with recommendations from the FDA, it was advising that patients be withdrawn from the drug based on reports of serious complications. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or any other indication.

            The Company relies upon sole source suppliers for certain of the key components and materials used in its products. The Company routinely experiences discontinuation or unavailability of components and materials requiring qualification of alternative sources or, if no such alternative sources are identified, product design changes. Qualifying alternative sources and redesigning products can be time consuming. In addition, such changes generally require regulatory submissions and approvals. Specifically, the Company is aware of future product design changes that will be required to incorporate a new battery and microprocessor into the NCP Generators' circuitry. Although the Company believes that these changes will be made without disruption, any extended delays in or inability to secure alternate sources for these or other components and materials could result in product supply and manufacturing interruptions which could have a material adverse effect on the Company's ability to manufacture its products and therefore on its business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

            From inception through February 1993 the Company financed its operations primarily through private placements of its securities and had raised approximately $16.5 million in net proceeds. In February 1993, the Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. Additionally, through June 30, 1996, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. As further described below, in July 1996 the Company raised an additional $11.3 million net of offering costs in a sale of 2,181,818 shares of its Common Stock to St. Jude Medical, Inc. The Company has no short- or long-term borrowings outstanding at June 30, 1996, and has no credit facilities available at this time.

            The Company expects to incur substantial additional costs related to clinical trials and regulatory activities, expansion of manufacturing capabilities, sales and marketing activities associated with preparation for United States and international market entry and product and process development. In addition, if regulatory and reimbursement approvals are obtained, the Company will incur substantial marketing and distribution expenses. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control. Factors within the Company's control include the nature and timing of additional clinical trials for partial seizures and for other indications, and the nature and timing of marketing and sales activities. Factors affecting the amount and timing of expenditures which are largely beyond the Company's control include the clinical trial and regulatory activities associated with the Company's effort to obtain FDA approval of its PMA application for partial seizures. Moreover, even if the Company obtains PMA approval for the NCP System for partial seizures, the Company's ability to generate income from operations will be dependent upon obtaining reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System. Therefore, while the Company believes that its current resources will be sufficient to fund its operations at least through its current fiscal year ending June 30, 1997, the Company will require additional funds after that date.

            On April 8, 1996, the Company and St. Jude Medical, Inc. ("St. Jude") entered into an Agreement and Plan of Merger (the "Merger Agreement") and a Common Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, upon approval of the Merger Agreement by holders of a majority of the Company's outstanding Common Stock, St. Jude agreed to purchase 2,181,818 shares of the Company's newly-issued Common Stock at $5.50 per share, representing a cash investment in the Company of $12 million before deducting commissions and other offering costs. On July 23, 1996, Cyberonics shareholders approved the Merger Agreement and the Stock Purchase Agreement, the stock purchase was completed, and St. Jude provided the Company with cash proceeds totaling $12 million. The Company believes that the proceeds from this investment will be sufficient to fund its operations as an independent entity through at least June 30, 1997. The availability of financing at that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise such capital when needed or that the terms upon which capital will be available will be favorable to the Company.

            In addition to providing the Company with $12 million of additional capital, the Merger Agreement further gives St. Jude the right, but not the obligation, to acquire the Company on or before October 18, 1996 in a merger pursuant to which the holders of Company Common Stock (other than St. Jude) will receive cash totaling approximately $72 million.

            The Company's liquidity will continue to be reduced as amounts are expended for continuing clinical trials and related regulatory affairs, manufacturing start-up, product and process development, and expansion of sales and marketing activities. While not currently anticipated, the Company's liquidity could also be substantially reduced if significant amounts were expended for additional facilities and equipment.

RESULTS OF OPERATIONS

            Net Sales. Cyberonics has been granted regulatory approval to market and sell the NCP System internationally in the original twelve member countries of the European Union (the United Kingdom, Germany, The Netherlands, France, Spain, Italy, Belgium, Denmark, Greece, Portugal, Ireland and Luxembourg) and has permission to sell in certain other international markets including Sweden, Norway, Finland, Switzerland, Israel, Australia, South Africa, Hong Kong and China. Cyberonics is engaged in obtaining reimbursement approvals from the various health care provider systems that exist in these countries and has received partial or complete reimbursement approvals in a number of these markets. During the year ending June 30, 1997, the Company expects that the substantial majority of its net sales will be generated from its international markets, the extent of which will depend, in part, on the success of future efforts to obtain broader international reimbursement approval and additional countries' regulatory approvals.

            In the United States, the Company has permission from the FDA to sell the NCP Systems used in clinical trials for up to $6,000 per system. Given the experimental nature of the device, the Company believes that widespread reimbursement from government and third party payors is unlikely in connection with its clinical studies. Therefore, the Company has not aggressively sought to sell the NCP Systems used in the clinical studies. The Company does not expect to achieve significant sales unless and until both regulatory and reimbursement approvals are obtained for the NCP System.

            Net sales for the year ended June 30, 1996 totaled $1,416,965 compared to $966,989 and $399,689 for the years ended June 30, 1995 and 1994, respectively. Domestic sales depend entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Domestic sales made in connection with such clinical studies have been limited to date and are expected to decline in the future as the Company is not presently seeking reimbursement for implants associated with its current United States clinical trial. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until Cyberonics receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. Sales, net of risk-sharing provisions, for the year ended June 30, 1996, consisted of $1,307,274 from international markets and $109,691 from domestic risk-sharing arrangements.

            Gross Profit. In determining gross profit, cost of sales is calculated primarily to include the acquisition cost of raw materials and components, direct labor and allocated manufacturing overhead. Direct labor and overhead constitute a substantial majority of cost of sales. The Company is obligated to pay royalties ranging from 7% to 7.75% on the first $12 million in net sales, and from 4% to 4.75% thereafter. Minimum royalty obligations under the Company's license agreements totaled $46,000 during each of the years ended June 30, 1996, 1995 and 1994, and will continue at or above this level in future years. Royalties up to the minimum amount are presently classified as research and development expenses while amounts exceeding this minimum are included as a component of the Company's cost of sales.

            The Company's gross margin percentage was 71.0% for the year ended June 30, 1996 compared to 64.1% and 70.5% for fiscal 1995 and 1994, respectively. The fiscal 1996 increase is attributable primarily to a shift in international sales mix toward markets where the Company sells its products directly, resulting in higher average selling prices and consequently, higher gross margins. Continued fluctuations in gross margin percentages can be expected prior to the Company achieving commercial levels of production volume, particularly if the Company continues to experience period-to-period changes in unit production.

            Research and Development Expenses. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $8,024,502, $5,678,024, and $4,323,671 during the years ended June 30, 1996,
1995 and 1994, respectively. The increased level of research and development expenditures is due primarily to the costs associated with the Company's confirmatory clinical trial which was at its peak level of activity during fiscal 1996. The Company expects research and development spending to decrease during fiscal 1997 as the Company's confirmatory clinical trial is completed.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $3,420,111, $2,906,589, and $2,519,037 during the years ended June 30, 1996, 1995 and 1994, respectively. The continued increases from year to year were primarily due to expanded international market development and marketing activities. The Company expects to incur higher selling, general and administrative expenses in developing its international market and in anticipation of regulatory and reimbursement approvals for the NCP System, and expects these expenses to increase significantly when and if such approvals are obtained.

            Interest Income, net. Net interest income totaled $423,044, $688,909, and $629,993 during the years ended June 30, 1996, 1995 and 1994, respectively. Due to the July 1996 equity investment totaling net proceeds of $11.3 million from St. Jude, the Company expects to have interest income that will partially offset operating losses for several fiscal quarters. Interest income decreased during fiscal 1996 in comparison with fiscal 1995, due to lower overall levels of invested funds.

            Other Income (Expense), net. Other income (expense) totaled $(97,084), $37,362, and $5,136 during the three years ended June 30, 1996, 1995 and 1994, respectively. For each of these years, other income (expense) consisted of net gains and losses resulting from foreign currency transactions.

            Income Taxes. At June 30, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $33.6 million which expire during the years 2003 through 2011, and tax credit carryforwards of approximately $1 million for federal income tax purposes which expire during the years 2006 through 2010. Due to its net operating loss history, to date the Company has incurred no income tax expense for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

            Effect of Inflation. The Company believes that inflation has not had a material impact on its operating or financial ratios during the year ended June 30, 1996 as compared to the years ended June 30, 1995 and 1994.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-15 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers of the Company, their ages as of June 30, 1996, and certain additional information about them, are as follows:

                     NAME                              AGE                              POSITION
- -------------------------------------------------------------------------------------------------------------------------------
Reese S. Terry, Jr.............................        54         Chairman of the Board, Executive Vice President and Secretary

Robert P. Cummins..............................        43         President and Chief Executive Officer

John K. Bakewell...............................        35         Vice President, Finance and Administration and Chief Financial
                                                                  Officer

William H. Duffell, Jr.,
Ph.D...........................................        37         Vice President, Clinical and Regulatory Affairs

Stephen D. Ford................................        46         Vice President, Manufacturing

Shawn P. Lunney................................        33         Vice President, Marketing

Thomas A. Duerden, Ph.D........................        66         Director


            Mr. Terry co-founded the Company in December 1987 and served as a Director and Chief Executive Officer of the Company until February 1990, when he became Chairman of the Board and Executive Vice President. From May 1995 until September 1995, Mr. Terry assumed the additional duties of President and Chief Executive Officer. Mr. Terry has also served as Secretary of the Company from its inception and served as Chief Financial Officer of the Company from its inception until July 1992. He has 26 years experience in the implantable medical device and electronics industry. From 1976 to 1986, Mr. Terry held executive positions with Intermedics, Inc., a medical device and electronics company, including serving as Vice President of Engineering, Vice President of Corporate Technical Resources and, most recently, as Vice President of Quality. Mr. Terry holds a B.S. and an M.S. in Electrical Engineering from the University of Kentucky.

            Mr. Cummins became a director of the Company in June 1988. He was appointed President and Chief Executive Officer of the Company on September 21, 1995. Until September, 1995, he was also a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Mr. Cummins is a director of Sigma Circuits Inc., a public company. Mr. Cummins holds a B.A. in government from Dartmouth College, and an M.B.A. from the University of Illinois.

            Mr. Bakewell joined the Company as Vice President, Finance and Administration and Chief Financial Officer in May 1993. Prior to joining the Company, Mr. Bakewell held the position of Chief Financial Officer with Zeos International, Ltd., a manufacturer and direct marketer of personal computers and related products from October 1990 Group of Ernst & Young, an international accounting firm. From August 1983 to May 1988, Mr. Bakewell held various positions with KPMG Peat Marwick, an international accounting firm. Mr. Bakewell holds a B.A. in Accounting from the University of Northern Iowa and is a certified public accountant.

            Dr. Duffell joined the Company as Vice President, Regulatory and Clinical Affairs in May 1995. Prior to joining the Company, Dr. Duffell held the position of Director, Regulatory Affairs and Quality Assurance with Bristol-Meyers Squibb Companies from March 1989 until April 1995, where his responsibilities included the areas of regulatory affairs, quality assurance and clinical research in both corporate and divisional capacities. From March 1987 to March 1989, Dr. Duffell served as Senior Manager, Regulatory Affairs and Clinical Research with Dornier Medical, Inc., a manufacturer of extracaporial shock-wave lithotriptors and related gastrointestinal and urological products. Dr. Duffell holds a B.S. in Biology from Rutgers University and a Ph.D. in Behavioral Sciences from Clayton University.

            Mr. Ford joined the Company as Vice President, Manufacturing in March 1992. Prior to joining the Company, Mr. Ford held the position of Manager of Manufacturing with the Biomedical Products Division of McGaw, Inc. from September 1987 to March 1992. From March 1983 to September 1987, Mr. Ford served as Director of Manufacturing at Quest Medical. Mr. Ford holds a B.S. in Engineering Technology from Texas Tech University.

            Mr. Lunney joined the Company in April, 1991 and served in various sales, marketing ad reimbursement planning positions until May 1996, when he became Vice President, Marketing. Prior to joining the Company, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer. Mr. Lunney holds a B.A. in marketing from Texas A&M University and an MBA from the University of Houston-Clear Lake.

            Dr. Duerden is an independent business consultant and has been a director of the Company since March 1989. From 1979 through 1988, Dr. Duerden served as Chairman and Chief Executive Officer of Electro Biology, Inc., an orthopedic device company. From December 1988 through January 1990, Dr. Duerden served as Chairman of the Board and Chief Executive Officer of Tonometrics, Inc., a medical diagnostic device company. Dr. Duerden holds a B.S. and a Ph.D. in physics from Manchester University.

BOARD MEETINGS AND COMMITTEES

            The Board of Directors of the Company held a total of 11 meetings, and acted by written consent one time, during the fiscal year ended June 30, 1996. The Board has an Audit Committee and a Compensation Committee. There is no nominating committee or other committee performing a similar function.

            The Audit Committee, which consisted of Thomas A. Duerden and Dennis
J. Gorman, a former director of the Company, met one time during the fiscal year ended June 30, 1996. This Committee recommends engagement of the Company's independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls. The Audit Committee currently consists of Thomas A. Duerden.

            The Compensation Committee, which consisted of directors Dennis J. Gorman and Thomas A. Duerden in fiscal 1995, met or acted by unanimous written consent 3 times during the last fiscal year. This Committee establishes salary and incentive compensation of the executive officers of the Company and administers the Company's employee benefit plans. The Compensation Committee currently consists of Thomas A. Duerden.

            During the fiscal year ended June 30, 1996, no current director missed more than one meeting of the Board of Directors or Committee on which such director served.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

            Based solely on its review of the copies of such forms received by it, the Company believes that, for the fiscal year ended June 30, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with, except that Messrs. Bakewell and Ford each reported late their purchases of shares under the Company's Employee Stock Purchase Plan.

ITEM 11.    EXECUTIVE COMPENSATION

            Summary Compensation Table. The following table sets forth the compensation paid by the Company for the year ended June 30, 1996 to the Chief Executive Officer of the Company for fiscal 1996 and each of the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                                                             ------
                                                                                            SECURITIES
                                                         FISCAL    ANNUAL COMPENSATION      UNDERLYING      ALL OTHER
         NAME AND PRINCIPAL POSITION                      YEAR     SALARY ($) BONUS ($)     OPTIONS (#)    COMPENSATION
- -------------------------------------------------------- ------   ---------   --------      ----------    -------------
Robert P. Cummins(1) ...................................  1996     140,758     32,930        50,000       8,194(2)(5)
  President and Chief Executive Officer                   1995        --         --            --          --
                                                          1994        --         --            --          --

Reese S. Terry, Jr.(1) .................................  1996     130,880     32,950          --         5,321(2)
  Chairman of the Board and Executive Vice President      1995     127,746     11,158        20,000       5,544(2)
                                                          1994     121,763      2,234          --          --

William H. Duffell, Jr.(3) .............................  1996     150,000     27,886          --        27,881(6)
  Vice President, Clinical and Regulatory Affairs         1995      23,077      5,000        85,000        --
                                                          1994        --         --            --          --

John K. Bakewell(4) ....................................  1996     105,502     27,537          --           225(2)
  Vice President Finance and Administration and Chief     1995     101,620      8,630        55,000         226(2)
  Financial Officer                                       1994      96,380     12,234          --          --

Stephen D. Ford ........................................  1996     103,645     25,487          --           218(2)
  Vice President, Manufacturing                           1995      98,762      8,158        45,000         220(2)
                                                          1994      95,000      2,234          --          --

- ------------------------------------

(1) Robert P. Cummins, the Company's current chief executive officer was appointed chief executive officer on September 21,1995. Mr. Terry served as president and chief executive officer from May 5, 1995 to September 21, 1995.

(2)      Represents premium paid by the Company for term life insurance.

(3) Mr. Duffell joined the company in 1995. Mr. Duffell's bonus in fiscal 1996 includes a $10,000 bonus related to Mr. Duffell's relocation to Houston.

(4) Mr. Bakewell joined the Company in May 1993. Mr. Bakewell's bonus in fiscal 1994 includes a $10,000 bonus related to Mr. Bakewell's relocation to Houston.

(5) Includes $7,900 paid to Mr. Cummins in fiscal 1996 as a travel/auto allowance.

(6) Represents $315 paid by Company for term life insurance and $27,566 paid to Mr. Duffell for expenses related to relocation to Houston.

           Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the year ended June 30, 1996 to each of the Named Executive Officers:

                                                                    INDIVIDUAL GRANTS                   POTENTIAL REALIZABLE
                                      -----------------------------------------------------------
                                       NUMBER OF      PERCENT OF                                          VALUE AT ASSUMED
                                       SECURITIES    TOTAL OPTIONS                                      ANNUAL RATES OF STOCK
                                       UNDERLYING     GRANTED TO       EXERCISE                           PRICE APPRECIATION
                                        OPTIONS      EMPLOYEES IN       PRICE        EXPIRATION        FOR OPTION TERM ($)(1)
              NAME                     GRANTED (#)    FISCAL YEAR       ($/SH)          DATE             5%              10%
- ---------------------------------     ------------  --------------  ------------  ---------------   ------------    ------------
Robert P. Cummins................        50,000            100%          4.7$          10/11/05       149,362         378,514
Reese S. Terry, Jr...............            --             --             --                --            --              --
John K. Bakewell.................            --             --             --                --            --              --
William H. Duffell, Jr...........            --             --             --                --            --              --
Stephen D. Ford..................            --             --             --                --            --              --

- ------------------------------------

(1) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

        Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the Named Executive Officers, each exercise of stock options during the fiscal year ended June 30, 1996 and the year-end value of unexercised options:

                                                                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                SHARES                               UNDERLYING UNEXERCISED                 IN-THE-MONEY
                               ACQUIRED             VALUE           OPTIONS AT FISCAL YEAR-END:       OPTIONS AT FISCAL YEAR-END:
               NAME          ON EXERCISE(#)    REALIZED ($)(1)     EXERCISABLE/UNEXERCISABLE(#)(2)  EXERCISABLE/UNEXERCISABLE($)(3)
- --------------------------  ---------------    ---------------   -------------------------------    -------------------------------
Robert P. Cummins                 --                --                    8,000/50,000                   $ 10,000/$62,500
Reese S. Terry, Jr.               --                --                   10,000/10,000                   $ 12,500/$12,500
John K. Bakewell                  --                --                   45,167/54,833                   $ 35,522/$89,478
William H. Duffell, Jr.           --                --                   18,417/66,583                   $50,647/$183,103
Stephen D. Ford                   --                --                   49,667/40,333                   $ 91,147/$77,603

- --------------------------

(1) Represents market value of underlying securities at date of exercise less option exercise price.

(2) Options granted by the Company are generally exercisable by the Optionee ahead of vesting. Unvested shares purchased on exercise of an option are subject to a repurchase right of the Company, and may not be sold by an optionee until vested. Options indicated as "Exercisable" are those options which were both vested and exercisable as of June 30, 1996. All other options are indicated as "Unexercisable."

(3) Market value of underlying securities at fiscal year-end ($6.00/per share) minus the exercise price.


BOARD COMPENSATION

         Directors do not receive any cash compensation for their services as members of the Board of Directors. Nonemployee directors are automatically granted options to purchase 2,000 shares of the Company's Common Stock on a yearly basis pursuant to the terms of the Company's 1988 Incentive Stock Plan. Pursuant to the Option Plan, on June 1, 1996 each nonemployee director was automatically granted an option to purchase 2,000 shares of Common Stock at an exercise price of $4.00 per share.

EMPLOYMENT AGREEMENTS

        The Company has entered into employment or change of control with the following Named Executive Officers:

        Robert P. Cummins. The Company entered into an Employment Agreement with Mr. Cummins on September 30, 1995. This Agreement, as amended, provides for an annualized salary of $151,000 through December 31, 1996, together with discretionary bonuses as determined by the Board of Directors or Compensation Committee. The agreement further provides that Mr. Cummins is entitled to receive $450,000 in severance benefits if he is "involuntarily terminated" (as defined in such agreement) by Cyberonics on or before December 31, 1996. Consummation of the previously announced Merger between the Company and a wholly-owned subsidiary of St. Jude Medical, Inc. (the "Merger") is expected to result in an involuntary termination of Mr. Cummins' employment and payment of the severance benefit.

        John K. Bakewell. Pursuant to an Employee Retention Agreement dated September 30, 1995, as amended, between Cyberonics and John K. Bakewell, the Chief Financial Officer of Cyberonics, Mr. Bakewell is entitled to receive $200,000 upon a "change of control" of Cyberonics on or before December 31, 1996 if Mr. Bakewell (i) is employed by Cyberonics on the closing date of such change of control, (ii) is terminated by Cyberonics without "cause" (as defined in such agreement) by Cyberonics prior to such closing date or (iii) is terminated by Cyberonics due to death or disability prior to such closing date. In addition, pursuant to a Change of Control Agreement dated as of May 8, 1995, between Cyberonics and Mr. Bakewell, as amended on January 10, 1996 and April 8, 1996, Mr. Bakewell is entitled to receive a lump sum bonus equal to fifty percent (50%) of his annualized salary upon a "change of control" of Cyberonics occurring on or before December 31, 1996, provided that he has maintained continuous employment with Cyberonics on the closing date of such "change of control." Consummation of the Merger constitutes a "change of control" and will result in payment of the retention bonus.

        William H. Duffell, Jr. Pursuant to a Change of Control Agreement dated as of May 8, 1995, as amended, between Cyberonics and William H. Duffell, Jr., the Vice President, Clinical and Regulatory Affairs of Cyberonics, Mr. Duffell is entitled to receive a bonus upon a "change of control" of Cyberonics occurring on or before December 31, 1996, provided that he has maintained continuous employment with Cyberonics on the closing date of such "change of control." Consummation of the Merger constitutes a "change of control" and will result in payment of the retention bonus.

         Stephen D. Ford. Pursuant to a Change of Control Agreement dated as of May 8, 1995, as amended, Stephen D. Ford, the Vice President, Manufacturing of Cyberonics, is entitled to receive a lump sum payment equal to nine months of his annual base salary (or seven months of his annual base salary if he is offered continuous employment with the successor corporation) six months from the closing date of a "change of control" of Cyberonics occurring on or before December 31, 1996, provided that he has maintained continuous employment with the successor corporation on such payment date. If Mr. Ford is terminated without "cause" prior to such payment date, such lump sum payment shall be payable within five (5) days of such termination. Consummation of the Merger constitutes a "change of control" and will result in payment of the retention bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Cummins, formerly a member of the Compensation Committee, was appointed President and Chief Executive Officer in September 1995. In connection with this appointment, Mr. Cummins ceased to serve on the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of August 31, 1996 certain information with respect to the beneficial ownership of Cyberonics Common Stock (i) by each person known by Cyberonics to own beneficially more than five percent of the outstanding shares of Cyberonics Common Stock, (ii) by each director of Cyberonics, (iii) by each of the Chief Executive Officer and four other most highly paid executive officers of Cyberonics who earned over $100,000 in fiscal 1996 and (iv) by all directors and executive officers as a group. Except as otherwise noted below, Cyberonics knows of no agreements among its stockholders which relate to voting or investment of its shares of Cyberonics Common Stock.

                                                          SHARES OF COMMON STOCK
                                                           BENEFICIALLY OWNED(1)
                                                   -------------------------------------
        DIRECTORS, EXECUTIVE OFFICERS AND                                   PERCENTAGE
            FIVE PERCENT STOCKHOLDERS                    NUMBER             OWNERSHIP
- -------------------------------------------------  ------------------   ----------------
St. Jude Medical, Inc. ........................         2,181,818             18.5%
  One Lillehei Plaza
   St. Paul, MN 55117-9983

Vista III, L.P.(2) ............................         1,573,204             13.4%
  36 Grove Street
  New Canaan, CT 06840

Pfizer, Inc. ..................................         1,106,849              9.4%
  235 East 42nd Street
  New York, NY 10017

Reese S. Terry, Jr.(3) ........................           956,000              8.0%
  c/o Cyberonics, Inc.
  17448 Highway 3, Suite 100
  Webster, TX 77598-4135

John K. Bakewell(6) ...........................           101,130                *

Stephen D. Ford(7) ............................            92,468                *

William H. Duffell(5) .........................            85,000                *

Robert P. Cummins(4) ..........................            18,000                *

Thomas A. Duerden, Ph.D.(8) ...................            33,500                *

All executive officers and directors as a group
  (7 persons)(9) ..............................         1,351,099             11.5%

- ---------------

*       Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Cyberonics Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Cyberonics Common Stock shown as beneficially owned by them.

(2) Mr. Cummins, the Chief Executive Officer, President and a director of Cyberonics, is a limited partner of the partnership that controls Vista III, L.P.

(3) Includes 148,500 shares held in trusts for the benefit of Mr. Terry's children of which Mr. Terry serves as trustee. Also includes 20,000 shares subject to options exercisable on or before November 30, 1996, of which 10,000 will be vested as of such date and the remaining 10,000 would be subject to repurchase by the Company until vested.

(4) Includes 8,000 shares subject to options exercisable on or before November 30, 1996, all of which will be vested as of such date. Excludes shares held by Vista III, L.P. as to which Mr. Cummins disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(5) Includes 85,000 shares subject to options exercisable on or before November 30, 1996, of which 25,500 will be vested as of such date and the remaining 59,500 would be subject to repurchase by the Company until vested.

(6) Includes 100,000 shares subject to options exercisable on or before November 30, 1996, of which 52,250 will be vested as of such date and the remaining 47,750 would be subject to repurchase by the Company until vested.

(7) Includes 90,000 shares subject to options exercisable on or before November 30, 1996, of which 55,500 will be vested as of such date and the remaining 34,500 would be subject to repurchase by the Company until vested.

(8) Includes 10,000 shares subject to options exercisable on or before November 30, 1996, of which 8,000 will be vested as of such date and the remaining 2,000 would be subject to repurchase by the Company until vested.

(9) Includes 419,650 shares subject to options held by executive officers and directors which are exercisable on or before November 30, 1996, 187,283 of which will be vested as of such date and the remaining 232,367 of which would be subject to repurchase by the Company until vested. Also includes shares which may be determined to be beneficially owned by executive officers and directors. See Notes 1 through 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain stockholders of the Company, including Messrs. Cummins and Terry and venture capital firms formerly affiliated with Mr. Cummins, are entitled to certain registration rights with respect to the Common Stock and certain stock options held by them.

        The Company's Bylaws provide that the Company is required to indemnify its officers and directors to the fullest extent permitted by Delaware law, including those circumstances in which indemnification would otherwise be discretionary, and that the Company is required to advance expenses to its officers and directors as incurred. Further, the Company has entered into indemnification agreements with its officers and directors. The Company believes that its charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

        The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    Documents Filed with Report

               1. Financial Statements. The following consolidated financial statements of Cyberonics, Inc. and subsidiary, and the Report of Independent Public Accountants are included at pages F-1 through F-15 of this Form 10-K:

                                 DESCRIPTION                                                         PAGE NO.
- -----------------------------------------------------------------------------------------------     ---------
Report of Independent Public Accountants.......................................................       F-1
Consolidated Balance Sheets as of June 30, 1996 and 1995.......................................       F-2
Consolidated Statements of Operations for the Three Years Ended June 30, 1996..................       F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 1996........       F-4
Consolidated Statements of Cash Flows for the Three Years Ended June 30, 1996..................       F-5
Notes to Consolidated Financial Statements.....................................................       F-6



                2.      Exhibits

Exhibit
Number                  Description
- ------                  -----------
 3.1*                   Restated Certificate of Incorporation of Registrant.
 3.2*                   Bylaws of Registrant.
10.1*(1)                1988 Incentive Stock Plan, as amended.
10.2*(1)                1991 Employee Stock Purchase Plan.
10.3*                   License Agreement dated March 15, 1988 between the Registrant and
                        Dr. Jacob Zabara.
10.4*                   Patent License Agreement effective as of July 28, 1989 between the Registrant and
                        Huntington Medical Research Institute.
10.5*                   Lease Agreement dated as of May 8, 1990, together with amendments thereto dated
                        February 27, 1991 and August 20, 1991, respectively, between the Registrant and
                        Collecting Bank, N.A.
10.6*                   Form of Indemnification Agreement.
10.7*                   Amended and Restated Stockholders Agreement dated October 16, 1992.
10.8                    Employment Agreement dated September 30, 1995 between the Company and
                        Robert P. Cummins, together with amendments
                        dated January 10, 1996 and April 10, 1996.
10.9                    Employee Retention Agreement dated September
                        30, 1996 between the Company and John K.
                        Bakewell, together with amendment dated
                        April 10, 1996.
10.10                   Form of Change of Control Agreement (Messrs. Bakewell and Ford).
10.11                   Change of Control Agreement dated May 8,
                        1995 between the Company and William H.
                        Duffell, Jr., together with extension dated
                        April 10, 1996.
10.12                   Retention Bonus Agreement dated October 1, 1996 between the Company and
                        Stephen D. Ford.

Exhibit
Number                  Description
- ------                  -----------
23.1                    Consent of Independent Public Accountants.
24                      Power of Attorney (see page 35).
99**                    Agreement and Plan of Merger dated as of April 8, 1996, by and among the
                        Registrant, St. Jude Medical, Inc. and SJM Acquisition Corp.

- ------------------------------------


* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

** Incorporated by reference to the Company's Current Report on Form 8-K filed April 9, 1996.

(1)      Document indicated is a compensatory plan.

         (b)    Reports on Form 8-K.

                Not Applicable

         (c)    Exhibits

                See Item 14(a)(2) above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Registrant

                                            CYBERONICS, INC.


September 19 , 1996                         BY:    /s/ Robert P. Cummins
                                                   -----------------------------
                                                   Robert P. Cummins
                                                   President and Chief Executive
                                                    Officer

                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reese S. Terry, Jr. and John K. Bakewell, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                   Capacity in Which Signed                          Date
- ---------------------------------------------------------------------------------------------------------------------
/s/ Reese S. Terry, Jr.                          Chairman of the Board and                  September 19, 1996
- ---------------------------------------          Executive Vice President
Reese S. Terry, Jr.


/s/ Robert P. Cummins                     President, Chief Executive Officer and            September 19, 1996
- ---------------------------------------                  Director
Robert P. Cummins                              (Principal Executive Officer)




/s/ John K. Bakewell                           Vice President, Finance and                  September 19, 1996
- ---------------------------------------     Administration and Chief Financial
John K. Bakewell                             Officer (Principal Financial and
                                                    Accounting Officer)



/s/ Thomas A. Duerden                                     Director                          September 19, 1996
- ---------------------------------------
Thomas A. Duerden, Ph.D.

                                  EXHIBIT INDEX

  Exhibit
  Number                             Description
- ----------    ----------------------------------------------------------

  3.1*        Restated Certificate of Incorporation of Registrant.

  3.2*        Bylaws of Registrant.

  10.1*(1)    1988 Incentive Stock Plan, as amended.

  10.2*(1)    1991 Employee Stock Purchase Plan.

  10.3*       License Agreement dated March 15, 1988 between the Registrant and
              Dr. Jacob Zabara.

  10.4*       Patent License Agreement effective as of July 28, 1989 between the
              Registrant and Huntington Medical Research Institute.

  10.5* Lease Agreement dated as of May 8, 1990, together with amendments thereto dated February 27, 1991 and August
              20, 1991, respectively, between the Registrant and Collecting Bank, N.A.

  10.6*       Form of Indemnification Agreement.

  10.7*       Amended and Restated Stockholders Agreement dated October 16,
              1992.

  10.8 Employment Agreement dated September 30, 1995 between the Company and Robert P. Cummins, together with amendments dated January 10, 1996 and April 10, 1996.

  10.9        Employee Retention Agreement dated September 30, 1996 between the
              Company and John K. Bakewell, together with amendment dated April
              10, 1996.

  10.10       Form of Change of Control Agreement (Messrs. Bakewell and Ford).

  10.11 Change of Control Agreement dated May 8, 1995 between the Company and William H. Duffell, Jr., together with extension dated April
              10, 1996.

  10.12       Retention Bonus Agreement dated October 1, 1996 between the
              Company and Stephen D. Ford.

  23.1        Consent of Independent Public Accountants.

  24          Power of Attorney (see page 35).

  99** Agreement and Plan of Merger dated as of April 8, 1996, by and among the Registrant, St. Jude Medical, Inc. and SJM Acquisition
              Corp.

- ------------------------------------

* Incorporated by reference to the Company's Registrant Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

** Incorporated by reference to the Company's Current Report on Form 8-K filed April 9, 1996.

(1)      Document indicated is a compensatory plan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc., and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberonics, Inc., and subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Houston, Texas
July 30, 1996

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,
                                                                     --------------------------------
                                                                         1996                1995
                                                                     ------------        ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                         $  2,121,930        $  8,862,993
   Securities held to maturity                                                 --           1,029,898
   Accounts receivable                                                    473,038             339,658
   Inventories                                                            671,836             605,556
   Prepaid expenses                                                       258,585             267,306
                                                                     ------------        ------------
                             Total Current Assets                       3,525,389          11,105,411

Securities held to maturity                                                80,032           1,959,728
Property and equipment, net                                               332,881             481,975
Other assets, net                                                           9,741              13,479
                                                                     ------------        ------------
                                                                     $  3,948,043        $ 13,560,593
                                                                     ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                  $    924,059        $    574,915
   Accrued liabilities                                                  1,558,934           1,480,497
   Current portion of capital lease obligations                                --              61,626
                                                                     ------------        ------------
                             Total Current Liabilities                  2,482,993           2,117,038

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $.01 par value per share; 2,500,000 shares
     authorized; no shares issued and outstanding                              --                  --
   Common Stock, $.01 par value per share; 25,000,000 shares
     authorized; 9,577,115 and 9,499,261 shares issued and
     outstanding at June 30, 1996 and 1995, respectively                   95,771              94,993
   Additional paid-in capital                                          39,261,602          39,329,006
   Deferred compensation                                                   (4,460)           (131,800)
   Accumulated deficit                                                (37,922,171)        (27,808,921)
   Cumulative translation adjustment                                       34,308             (39,723)
                                                                     ------------        ------------
                             Total Stockholders' Equity                 1,465,050          11,443,555
                                                                     ------------        ------------
                                                                     $  3,948,043        $ 13,560,593
                                                                     ============        ============


See accompanying notes to financial statements

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEARS ENDED JUNE 30,
                                                         ----------------------------------------------------
                                                             1996                1995                1994
                                                         ------------        ------------        ------------
Net sales                                                $  1,416,965        $    966,989        $    399,689

Cost of sales                                                 411,562             347,457             117,835
                                                         ------------        ------------        ------------
                      Gross profit                          1,005,403             619,532             281,854

Operating expenses:

   Research and development                                 8,024,502           5,678,024           4,323,671

   Selling, general and administrative                      3,420,111           2,906,589           2,519,037
                                                         ------------        ------------        ------------
         Total operating expenses                          11,444,613           8,584,613           6,842,708
                                                         ------------        ------------        ------------
                      Loss from operations                (10,439,210)         (7,965,081)         (6,560,854)

Interest income, net                                          423,044             688,909             629,993

Other income (expense), net                                   (97,084)             37,362               5,136
                                                         ------------        ------------        ------------
                      Net loss                           $(10,113,250)       $ (7,238,810)       $ (5,925,725)
                                                         ============        ============        ============

                      Net loss per share                 $      (1.06)       $       (.79)       $       (.66)
                                                         ============        ============        ============
                      Shares used in computing net
                         loss per share                     9,513,038           9,218,008           8,945,968
                                                         ============        ============        ============



See accompanying notes to financial statements

                                CYBERONICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  COMMON STOCK                   ADDITIONAL
                                                                         --------------------------------         PAID-IN
                                                                            SHARES              AMOUNT            CAPITAL
                                                                         ------------        ------------       ------------
Balances at June 30, 1993                                                   8,916,131        $     89,161       $ 39,003,552

Stock options exercised                                                       105,040               1,051             28,635

Issuance of Common Stock under Employee Stock Purchase Plan                    25,333                 253            165,448

Issuance of Common Stock under Employee Special Recognition Stock
   Program                                                                      3,050                  31             27,795

Issuance of Common Stock, other                                                 1,500                  15            (19,432)

Amortization of deferred compensation

Net loss for the year
                                                                         ------------        ------------       ------------
Balances at June 30, 1994                                                   9,051,054              90,511         39,205,998

Stock options exercised                                                       415,616               4,156             27,775

Issuance of Common Stock under Employee Stock Purchase Plan                    32,391                 324             94,485

Issuance of Common Stock under Employee Special Recognition Stock
   Program                                                                        200                   2                748

Amortization of deferred compensation

Translation adjustment

Net loss for the year
                                                                         ------------        ------------       ------------
Balances at June 30, 1995                                                   9,499,261              94,993         39,329,006

Stock options exercised                                                        63,849                 638             44,875

Issuance of Common Stock under Employee Stock Purchase Plan                    14,005                 140             54,485

Effect of early employee terminations on deferred compensation and
   related balances                                                                                                 (166,764)

Amortization of deferred compensation

Translation adjustment

Net loss for the year
                                                                         ------------        ------------       ------------
Balances at June 30, 1996                                                   9,577,115        $     95,771       $ 39,261,602
                                                                         ============        ============       ============
                                                                                                                   CUMULATIVE
                                                                           DEFERRED           ACCUMULATED         TRANSLATION
                                                                          COMPENSATION          DEFICIT            ADJUSTMENT
                                                                          ------------        ------------        ------------
Balances at June 30, 1993                                                 $   (314,200)       $(14,644,386)       $         --

Stock options exercised

Issuance of Common Stock under Employee Stock Purchase Plan

Issuance of Common Stock under Employee Special Recognition Stock
   Program

Issuance of Common Stock, other

Amortization of deferred compensation                                           91,200

Net loss for the year                                                                           (5,925,725)
                                                                          ------------        ------------        ------------
Balances at June 30, 1994                                                     (223,000)        (20,570,111)                 --

Stock options exercised

Issuance of Common Stock under Employee Stock Purchase Plan

Issuance of Common Stock under Employee Special Recognition Stock
   Program

Amortization of deferred compensation                                           91,200

Translation adjustment                                                                                                 (39,723)

Net loss for the year                                                                           (7,238,810)
                                                                          ------------        ------------        ------------
Balances at June 30, 1995                                                     (131,800)        (27,808,921)            (39,723)

Stock options exercised

Issuance of Common Stock under Employee Stock Purchase Plan

Effect of early employee terminations on deferred compensation and
   related balances                                                             56,264

Amortization of deferred compensation                                           71,076

Translation adjustment                                                                                                  74,031

Net loss for the year                                                                          (10,113,250)
                                                                          ------------        ------------        ------------
Balances at June 30, 1996                                                 $     (4,460)       $(37,922,171)       $     34,308
                                                                          ============        ============        ============




See accompanying notes to financial statements

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED JUNE 30,
                                                                      ----------------------------------------------------
                                                                          1996                1995                1994
                                                                      ------------        ------------        ------------
Cash Flow From Operating Activities:
   Net loss                                                           $(10,113,250)       $ (7,238,810)       $ (5,925,725)
   Non-cash items included in net loss:
     Depreciation and amortization                                         273,905             329,738             314,266
     Compensation (income) expense related to certain stock
       options and common stock issuances                                  (39,424)             91,200              91,200
     Issuance of Common Stock under Employee Stock Recognition
       Program                                                                  --                 750              27,826
   Change in operating assets and liabilities:
     Accounts receivable                                                  (133,380)           (265,627)            (58,228)
     Inventories                                                           (66,280)           (180,257)           (230,040)
     Prepaid expenses                                                        8,721             (47,693)           (143,399)
     Accounts payable and accrued liabilities                              427,581             983,685             332,500
   Other                                                                     3,738               4,356              (4,228)
                                                                      ------------        ------------        ------------
             Net Cash Used In Operating Activities                      (9,638,389)         (6,322,658)         (5,595,828)

Cash Flow From Investing Activities:
   Purchases of property and equipment                                    (124,811)           (260,497)           (356,606)
   Purchases of marketable securities                                   (3,181,598)         (8,050,344)        (15,483,500)
   Maturities of marketable securities                                   6,091,192          18,920,809          17,569,870
                                                                      ------------        ------------        ------------
             Net Cash Provided By Investing
                   Activities                                            2,784,783          10,609,968           1,729,764

Cash Flow From Financing Activities:
   Proceeds from issuance of Common Stock                                  100,138             126,740             175,970
   Payments of capital lease obligations                                   (61,626)           (119,397)           (141,137)
                                                                      ------------        ------------        ------------
             Net Cash Provided By Financing
                   Activities                                               38,512               7,343              34,833
                                                                      ------------        ------------        ------------
   Effect of exchange rate changes on cash and cash equivalents             74,031             (39,723)                 --
                                                                      ------------        ------------        ------------
             Net (Decrease) Increase In Cash and
                   Cash Equivalents                                     (6,741,063)          4,254,930          (3,831,231)

   Cash and cash equivalents at beginning of year                        8,862,993           4,608,063           8,439,294
                                                                      ------------        ------------        ------------
             Cash and cash equivalents at end of year                 $  2,121,930        $  8,862,993        $  4,608,063
                                                                      ============        ============        ============

Interest payments totaled $14,953, $13,348 and $29,104 during the years ended June 30, 1996, 1995 and 1994, respectively.

Investing and financing activities not resulting in cash receipts or payments consist of reclassifications of $56,264 of deferred compensation to additional paid-in capital during the year ended June 30, 1996.



See accompanying notes to financial statements

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Nature of Operations. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets medical devices which deliver a novel therapy, vagus nerve stimulation (VNS(TM)), for the treatment of epilepsy and other debilitating neurological disorders. Cyberonics' sole product, its proprietary implantable device, the NCP(R) System, is marketed internationally (principally in Europe) using a combination of distributors and the Company's own employee-based sales organization while it continues clinical testing under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). Cyberonics cannot commence marketing or commercial sales of the device in the United States unless and until it receives premarket approval from the FDA. Cyberonics is headquartered in Webster, Texas.

The Company's future success is dependent upon a number of factors which include, among others, obtaining and maintaining regulatory and reimbursement approvals for its products, the possibility of competition and technological changes, achieving market acceptance and generating sufficient sales volume, developing its sales and marketing infractures, maintaining an uninterrupted supply of certain sole source components and materials, adding sufficient manufacturing capacity to meet future product demand, possible product liability and reliance on key personnel.

Consolidation. The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Cyberonics Europe, S.A. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation. The balance sheet accounts of Cyberonics Europe S.A. are generally translated into U.S. dollars at exchange rates in effect on reporting dates. Income statement items are translated at average exchange rates in effect during the accounting period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities. Effective July 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, securities that the Company has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in results of operations. Securities not classified as either "securities held to maturity" or "trading securities" are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from results of operations and reported as a separate component of stockholders' equity. Adopting Statement No. 115 had no effect on the Company's financial position or results of operations.

At June 30, 1996 and 1995, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates of approximately 18 months and have a fair market value of $79,442 and $3,002,788, respectively. At June 30, 1996 and 1995, the Company's investment portfolio consists of the following:

                                                       1996                           1995
                                             ------------------------      --------------------------
                                             FAIR MARKET     CARRYING      FAIR MARKET       CARRYING
                                                VALUE          VALUE          VALUE            VALUE
                                             -----------     --------      -----------       --------
Securities held to maturity-
   Current-
     Corporate debt                            $    --       $    --       $1,001,740       $1,029,898
   Noncurrent-
     Corporate debt                             62,384        62,931        1,352,640        1,382,323
     Collateralized mortgage obligations        17,058        17,101          648,408          577,405
                                               -------       -------       ----------       ----------
                                                79,442        80,032        2,001,048        1,959,728
                                               -------       -------       ----------       ----------
                        Total                  $79,442       $80,032       $3,002,788       $2,989,626
                                               =======       =======       ==========       ==========

Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. For financial reporting purposes, the Company computes depreciation using the double declining balance method over useful lives ranging from three to seven years.

Stock Options. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company is required to adopt Statement No. 123 in fiscal 1997 and expects to elect the continued use of APB No. 25 with pro forma disclosures.

Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer. Domestic sales have depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until Cyberonics receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. Sales, net of risk-sharing provisions, for the year ended June 30, 1996, consisted of $1,307,274 from international markets and $109,691 from domestic risk-sharing arrangements.

Research and Development. All research and development costs are expensed as incurred.

Warranty Expense. The Company provides at the time of shipment for the estimated costs which may be incurred under its product warranties.

License Agreements. The Company has executed licensing agreements under which it has secured the rights provided under certain patents. License fees and royalties, payable under the terms of these agreements, are expensed as incurred.

Income Taxes. Cyberonics accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the Company's election to defer the deduction of certain start-up costs for federal income tax purposes, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Reflecting its tax loss carryforward position, a reserve is established to fully offset the Company's net deferred tax assets at June 30, 1996.

Net Loss Per Share. The Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, are excluded from the per share calculations, as the effect of their inclusion is antidilutive.

NOTE 2. INVENTORIES

Inventories consist of the following:

                                                            JUNE 30,
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
                  Raw materials and components       $307,707       $259,402
                  Work-in-process                     227,821        180,944
                  Finished goods                      136,308        165,210
                                                     --------       --------
                                                     $671,836       $605,556
                                                     ========       ========

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                      JUNE 30,
                                                           ------------------------------
                                                               1996               1995
                                                           -----------        -----------
                  Furniture and fixtures                   $   232,704        $   231,478
                  Office equipment                              59,633             46,256
                  Computer equipment                           612,113            555,455
                  Research and development equipment           109,959             93,147
                  Manufacturing equipment                      501,309            466,779
                  Leasehold improvements                       243,123            243,124
                                                           -----------        -----------
                                                             1,758,841          1,636,239

                  Accumulated depreciation                  (1,425,960)        (1,154,264)
                                                           -----------        -----------
                                                           $   332,881        $   481,975
                                                           ===========        ===========

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                JUNE 30,
                                                       ---------------------------
                                                          1996             1995
                                                       ----------       ----------
                  Clinical costs                       $  618,885       $  804,587
                  Payroll and other compensation          257,468          297,977
                  Professional services                   209,540          144,000
                  Customer deposits                        48,916           85,279
                  Warranties                              167,778          106,635
                  Marketing activities                    155,526               --
                  Other                                   100,821           42,019
                                                       ----------       ----------
                                                       $1,558,934       $1,480,497
                                                       ==========       ==========

NOTE 5. MERGER AGREEMENT WITH ST. JUDE MEDICAL, INC.

On April 8, 1996, Cyberonics and St. Jude Medical, Inc. ("St. Jude"), entered into an Agreement and Plan of Merger ("the Merger Agreement") and a related Common Stock Purchase Agreement ("the Stock Purchase Agreement").

Under the terms of the Merger Agreement, St. Jude has the right, but not the obligation, to acquire Cyberonics on or before October 18, 1996, whereby each outstanding share of Cyberonics Common Stock (other than shares held by St.
Jude) will be converted into the right to receive an amount of cash equal to $72,090,669 divided by the number of shares of Cyberonics Common Stock outstanding immediately prior to the effective time of the merger. As described in Note 7, the merger will cause a substantial majority of all stock options outstanding under the Company's Stock Option Plan to become fully vested and exercisable at the time of the merger. Assuming the exercise of these stock options and their addition to the total number of shares outstanding, cash proceeds from the merger are expected to total approximately $7.00 per outstanding share of Cyberonics Common Stock. Completion of the merger is subject to normal regulatory reviews.

Pursuant to the Stock Purchase Agreement, St. Jude agreed to purchase 2,181,818 newly issued shares of Cyberonics Common Stock for $5.50 per share upon approval of the Merger Agreement and Stock Purchase Agreement by holders of a majority of the Company's Common Stock, providing proceeds to the Company of $12 million before deducting commissions and other offering costs. On July 23, 1996, Cyberonics shareholders approved both agreements, the stock purchase was completed and the Company received cash proceeds of approximately $11,300,000, net of offering costs to date of approximately $700,000.

The following table sets forth balance sheet data of the Company as of June 30, 1996, and as adjusted to give effect to the sale by the Company of the 2,181,818 shares of Common Stock to St. Jude in connection with the Merger Agreement as if the sale of common stock were effective at June 30, 1996:

                                                             AS OF JUNE 30, 1996
                                                           -----------------------
                                                           ACTUAL      AS ADJUSTED
                                                           ------      -----------
                                                                 (IN THOUSANDS)
Cash, cash equivalents and securities held to maturity      $2,202      $13,502
Working capital                                              1,042       12,342
Total stockholders' equity                                   1,465       12,765

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through June 30, 1996. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series, and may determine the designation, terms and conditions of the issuance of any such shares.

Common Stock. During the year ended June 30, 1994, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan, the Company's Employee Stock Recognition Program and for other purposes increased the number of common shares by 105,040, 25,333, 3,050 and 1,500, respectively. During the year ended June 30, 1995, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan and the Company's Employee Stock Recognition Program increased the number of common shares by 415,616, 32,391 and 200, respectively. During the year ended June 30, 1996, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 63,849 and 14,005, respectively.

Warrants. In connection with the execution of certain lease agreements, Cyberonics granted warrants to a third-party leasing company to effectively purchase up to 9,104 shares of the Company's Common Stock. Through June 30, 1996, the warrant holder has exercised its rights to purchase 7,534 shares, netting 5,185 shares upon the execution of a cashless exercise. A warrant for the purchase of 1,570 shares remains outstanding at June 30, 1996, carries an exercise price of $5.33 per common share, is currently exercisable, expires in February 1998 or earlier in the event of a merger and carries certain registration rights.

NOTE 7. STOCK INCENTIVE AND PURCHASE PLANS

Stock Options. The Company has reserved 1,500,000 shares of its Common Stock for future issuance pursuant to its Amended 1988 Incentive Stock Option Plan (the "Stock Option Plan"). Options granted under the Stock Option Plan consist primarily of Incentive Stock Options ("ISO's") and, in general, vest ratably over the five year period following their date of grant. The vesting of certain options is based upon the achievement of specific Company milestones; options to purchase 204,000 shares vest ratably over the five-year period following date of grant, with an additional 50 percent of all unvested shares vesting upon FDA panel recommendation of the Company's Premarket Approval (PMA) application, and with all remaining unvested shares vesting upon FDA approval of the PMA application; 50,000 shares vest upon completion of a stated term of employment; 42,500 vest 10 years from their date of grant; and 6,000 shares vest upon the achievement of certain third-party reimbursement milestones or 10 years from their date of grant.

The pending merger with St. Jude Medical, Inc., described in Note 5, if consummated, will constitute a change of control whereby a substantial majority of options outstanding at the time of the merger shall become fully vested and exercisable. Upon completion of the merger, 669,552 shares (of the 719,552 shares outstanding at June 30, 1996) will be fully vested and exercisable if not otherwise canceled or forfeited.

Transactions involving options are summarized as follows:

                                                                     OPTIONS OUTSTANDING
                                                       --------------------------------------------
                                                                SHARES
                                        SHARES         -------------------------        PRICE PER
                                       RESERVED          TOTAL       EXERCISABLE          SHARE
                                       --------        --------      -----------      -------------
    Balances at June 30, 1993           486,433         938,449         389,511       $ .07 -$ 8.00
    Granted                             (67,400)         67,400              --        7.00 - 11.75
    Options becoming exercisable             --              --         201,714         .07 - 10.25
    Exercised                                --        (105,040)       (105,040)        .13 -  3.00
    Canceled or forfeited                 8,096          (8,096)             --         .07 - 10.25
                                       --------        --------        --------
    Balances at June 30, 1994           427,129         892,713         486,185         .13 - 11.75
    Shares reserved                     500,000              --              --
    Granted                            (613,800)        613,800              --        3.25 -  5.25
    Options becoming exercisable             --              --         133,523         .13 - 11.75
    Exercised                                --        (429,666)       (429,666)        .13 -  3.00
    Canceled or forfeited               273,396        (273,396)             --         .13 - 11.75
                                       --------        --------        --------
    Balances at June 30, 1995           586,725         803,451         190,042         .07 -  7.75
    Granted                             (52,000)         52,000              --        4.75 -  5.38
    Options becoming exercisable             --              --         167,412         .37 -  7.75
    Exercised                                --         (63,849)        (63,849)        .07 -  4.00
    Canceled or forfeited                72,050         (72,050)             --         .67 -  8.00
                                       --------        --------        --------
    Balances at June 30, 1996           606,775         719,552         293,605        $.37 -$ 8.00
                                       ========        ========        ========

For certain options granted, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation expense totaling $91,200 during each of the fiscal years 1994 and 1995 and $71,076 during fiscal 1996. The Company also recognized adjustments totaling $56,264 during fiscal 1996 to reduce deferred compensation balances as a result of early employee terminations.

Stock Purchase Plan. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), 100,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (i) the first business day of the purchase period or (ii) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At June 30, 1996, 28,271 shares remain available for future issuances under the Stock Purchase Plan.

Stock Recognition Program. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At June 30, 1996, 4,030 shares remain available for future issuances under the program.

NOTE 8. INCOME TAXES

Components of the Company's loss before taxes are as follows:

                                 YEARS ENDED JUNE 30,
                      -------------------------------------------
                          1996            1995            1994
                      ------------    -----------     -----------
Domestic              $ (8,772,435)   $(6,604,780)    $(5,749,017)
Foreign                 (1,340,815)      (634,030)       (176,708)
                      ------------    -----------     -----------

                      $(10,113,250)   $(7,238,810)    $(5,925,725)
                      ============    ===========     ===========

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                                                         YEARS ENDED JUNE 30,
                                                                -----------------------------------
                                                                 1996           1995           1994
                                                                -----          -----          -----
U.S. statutory rate                                             (34.0)%        (34.0)%        (34.0)%
Effect of unused tax loss and tax credit carryforwards           30.8           31.4           32.7
Amortization of deferred compensation                             (.1)            .4             .5
Other, net                                                        3.3            2.2             .8
                                                                -----          -----          -----
                                                                  0.0%           0.0%           0.0%
                                                                =====          =====          =====


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    JUNE 30,
                                                       -------------------------------
                                                           1996               1995
                                                       ------------        -----------
Deferred tax assets:
   Federal net operating loss carryforwards            $ 11,436,378        $ 8,406,147
   Foreign net operating loss carryforwards                 210,852             79,452
   Tax credit carryforwards                               1,003,964          1,003,964
   Start-up costs, net of amortization                       37,436            170,676
   Depreciation                                              77,787             77,448
   Clinical costs                                            81,772             60,180
   Other, net                                               188,771            110,527
                                                       ------------        -----------
         Total deferred tax assets                       13,036,960          9,908,394

Total deferred tax liabilities, net                         (23,514)           (12,676)
Deferred tax valuation reserve                          (13,013,446)        (9,895,718)
                                                       ------------        -----------
         Net deferred tax assets and liabilities       $         --        $        --
                                                       ============        ===========

At June 30, 1996, the Company has net operating loss carryforwards of approximately $33,600,000 for federal income tax purposes, which expire during the years 2003 through 2011, and tax credit carryforwards of approximately $1,000,000 for federal income tax purposes, which expire during the years 2006 through 2010. As required under Statement No. 109, for financial reporting purposes, a valuation allowance totaling $13,013,446 is established as of June 30, 1996, to fully offset the Company's net deferred tax assets, including those relating to its carryforwards. The valuation allowance increased by $3,117,728 during fiscal 1996 due primarily to the Company's additional net operating losses. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

NOTE 9. EMPLOYEE RETIREMENT SAVINGS PLAN

In September 1994, Cyberonics implemented an employee retirement savings plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended June 30, 1996 and 1995.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Clinical Testing. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors, including regulatory approval. Cyberonics is currently involved in clinical trials for the testing of an implantable device and is committed for the costs to complete those trials currently in process. The Company has recorded an accrual for estimated costs incurred which had not yet been billed as of the respective balance sheet dates.

License Agreements. The Company executed a license agreement which provides Cyberonics with worldwide exclusive rights under three United States patents (and their international counterparts) covering the method and devices of the implantable NeuroCybernetic Prosthesis System (the "NCP System") for vagus nerve stimulation for the control of epilepsy and other movement disorders. The license agreement provides that the Company will pay a royalty equal to the greater of $36,000 per year or at the rate of 6 percent on the first $12 million of sales and at the rate of 3 percent thereafter for the remaining term of the licensed patents. The license agreement runs for successive three-year terms, renewable at the Company's election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. The Company's royalty payments pursuant to this agreement are ratably charged to expense.

On July 28, 1989, the Company executed a license agreement for a specific application of the patented "Implantable Electrode Array" to be used in the control of epilepsy and other movement disorders. The licensor retains all rights to this patent for applications outside the above specified use. Pursuant to the license agreement, as amended in 1991, the Company was obligated to pay a license fee of $200,000, of which all had been paid as of June 30, 1996. The Company has a limited-term option to expand the licensed field of use for additional indications for a license fee of $15,000 per indication and has made partial payments for certain such indications. Amounts due under this agreement are being charged to expense as incurred. In addition, the Company is obligated to pay the licensor an earned royalty of 1 percent of the Company's net sales price of implantable systems incorporating the licenser's standard electrodes and 1.75 percent of net sales incorporating the licenser's bi-directional electrodes. The Company paid royalties of $10,000 during fiscal year 1994, $26,000 during fiscal year 1995 and $35,000 during fiscal year 1996, and has agreed to pay minimum royalties of $35,000 in each fiscal year thereafter for the life of the licensed patents. Beginning in fiscal 1997, if total combined annual royalties paid to the licensor are not equal to at least $200,000 each fiscal year and if the Company elects not to make a payment sufficient to meet such minimum royalty, the licensor may convert the license regarding the bi-directional lead to a non-exclusive license.

Lease Agreements. The Company leases its domestic office and production facility under an operating lease agreement which extends through October 1997. Future minimum lease payments relating to this lease agreement are as follows:

                  Year ended June 30-
                    1997                      $229,752
                    1998                        76,584
                                              --------

                                              $306,336
                                              ========

Legal Matters. The Company is subject to certain claims and proceedings which arise in the ordinary course of its business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

Other Arrangements. The Company has entered into arrangements with certain key employees which provide compensation in the event that more than 50 percent of the Company's ownership becomes held by a single party. The maximum amount of potential future payments under these arrangements totals approximately $1,500,000 at June 30, 1996. Certain amounts under these arrangements are payable upon completion of the merger with St. Jude, as further described in
Note 5.

NOTE 11. CONCENTRATIONS OF CREDIT RISK

The Company's cash equivalents and securities held to maturity represent potential concentrations of credit risk. The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At June 30, 1996, management believes that the Company has no significant concentrations of credit risk and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

NOTE 12. GEOGRAPHIC AREA INFORMATION

The Company's business activities are represented by a single industry segment, the manufacturing and distribution of medical products. For management purposes, the Company is segmented into two geographic areas: North America and Europe (which includes all export sales to unaffiliated customers in Europe, the Middle East, Africa and Asia/Pacific). Sales between geographic areas are made at prices which would approximate transfers to unaffiliated distributors. Because of the interdependence of the Company's geographic areas, the operating loss as presented below may not be representative of the geographic distribution which would occur if the areas were not interdependent.

The Company's net sales, losses from operations and assets by geographic area for the fiscal years that separate geographic business units have operated are as follows:

                               NORTH
                              AMERICA             EUROPE          ELIMINATIONS       CONSOLIDATED
                              -------             ------          ------------       ------------
1996
Customer sales             $    109,691        $ 1,307,274        $        --        $  1,416,965
Intercompany sales            1,227,500                 --         (1,227,500)                 --
                           ------------        -----------        -----------        ------------

Total net sales            $  1,337,191        $ 1,307,274        $(1,227,500)       $  1,416,965
                           ============        ===========        ===========        ============

Loss from operations       $(10,492,597)       $(1,243,843)       $ 1,297,230        $(10,439,210)
                           ============        ===========        ===========        ============

Identifiable assets        $  3,689,080        $   420,193        $  (161,230)       $  3,948,043
                           ============        ===========        ===========        ============


1995
Customer sales             $    204,187        $   762,802        $        --        $    966,989
Intercompany sales              778,437                 --           (778,437)                 --
                           ------------        -----------        -----------        ------------

Total net sales            $    982,624        $   762,802        $  (778,437)       $    966,989
                           ============        ===========        ===========        ============

Loss from operations       $ (7,917,323)       $  (671,384)       $   623,626        $ (7,965,081)
                           ============        ===========        ===========        ============

Identifiable assets        $ 13,509,248        $   282,305        $  (230,960)       $ 13,560,593
                           ============        ===========        ===========        ============

                              NORTH
                             AMERICA            EUROPE        ELIMINATIONS      CONSOLIDATED
                             -------            ------        ------------      ------------
1994
Customer sales             $   198,000        $ 201,689        $      --        $   399,689
Intercompany sales             159,500               --         (159,500)                --
                           -----------        ---------        ---------        -----------

Total net sales            $   357,500        $ 201,689        $(159,500)       $   399,689
                           ===========        =========        =========        ===========

Loss from operations       $(6,534,208)       $(185,004)       $ 158,358        $(6,560,854)
                           ===========        =========        =========        ===========

Identifiable assets        $19,699,687        $  95,371        $ (38,910)       $19,756,148
                           ===========        =========        =========        ===========

NOTE 13. QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The tables below contain summarized unaudited quarterly data for the years ended June 30, 1996 and 1995. The Company believes this information reflects all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the quarterly information presented. The operating results for any quarter presented are not necessarily indicative of the results that may be expected for future periods.

                                      FIRST             SECOND              THIRD             FOURTH              ANNUAL
                                     QUARTER            QUARTER            QUARTER            QUARTER             TOTALS
                                     -------            -------            -------            -------             ------
1996
- ---------------------------------------------------------------------------------------------------------------------------
Net sales                          $   192,310        $   400,236        $   292,818        $   531,601        $  1,416,965
Gross profit                           136,250            299,977            221,203            347,973           1,005,403
Operating expenses                   2,414,645          2,892,027          2,665,176          3,472,765          11,444,613
Net loss                            (2,129,564)        (2,475,081)        (2,340,296)        (3,168,309)        (10,113,250)
Net loss per share                 $      (.22)       $      (.26)       $      (.25)       $      (.33)       $      (1.06)
Shares used in computing net
  loss per share                     9,500,209          9,503,971          9,509,345          9,538,626           9,513,038


                                      FIRST             SECOND              THIRD             FOURTH              ANNUAL
                                     QUARTER            QUARTER            QUARTER            QUARTER             TOTALS
                                     -------            -------            -------            -------             ------
1995
- ---------------------------------------------------------------------------------------------------------------------------
Net sales                          $   144,687        $   141,920        $   282,721        $   397,661        $   966,989
Gross profit                            84,311            105,152            194,014            236,055            619,532
Operating expenses                   1,769,209          1,890,731          1,990,212          2,934,461          8,584,613
Net loss                            (1,550,496)        (1,625,489)        (1,621,297)        (2,441,528)        (7,238,810)
Net loss per share                 $      (.17)       $      (.18)       $      (.17)       $      (.26)       $      (.79)
Shares used in computing net
  loss per share                     9,052,990          9,065,170          9,268,992          9,484,878          9,218,008

Quarterly and annual loss per share are computed independently based upon the applicable number of weighted average common shares and share equivalents for each period.