Form 10-K/A
period 1996-06-30
CYBERONICS INC
filed 1996-10-01
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                 Amendment No. 1


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

Exhibit
Number                  Description
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

Exhibit
Number                  Description
------                  -----------
23.1                    Consent of Independent Public Accountants.
24                      Power of Attorney (see page 35).
27.1                    Financial Data Schedule.
99**                    Agreement and Plan of Merger dated as of April 8, 1996, by and among the
                        Registrant, St. Jude Medical, Inc. and SJM Acquisition Corp.


------------------------------------


* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

** Incorporated by reference to the Company's Current Report on Form 8-K filed April 9, 1996.

(1)      Document indicated is a compensatory plan.

         (b)    Reports on Form 8-K.

                Not Applicable

         (c)    Exhibits

                See Item 14(a)(2) above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Registrant

                                            CYBERONICS, INC.



September 30 , 1996                         BY:    /s/ John K. Bakewell
                                                   -----------------------------
                                                   John K. Bakewell
                                                   Vice President, Finance and
                                                   Administration and Chief
                                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                     Signature                   Capacity in Which Signed                          Date
---------------------------------------------------------------------------------------------------------------------
*/s/ Reese S. Terry, Jr.                         Chairman of the Board and                  September 30, 1996
---------------------------------------          Executive Vice President
Reese S. Terry, Jr.


*/s/ Robert P. Cummins                    President, Chief Executive Officer and            September 30, 1996
---------------------------------------                  Director
Robert P. Cummins                              (Principal Executive Officer)




*/s/ John K. Bakewell                          Vice President, Finance and                  September 30, 1996
---------------------------------------     Administration and Chief Financial
John K. Bakewell                             Officer (Principal Financial and
                                                    Accounting Officer)



*/s/ Thomas A. Duerden                                    Director                          September 30, 1996
---------------------------------------
Thomas A. Duerden, Ph.D.



*By  /s/ John K. Bakewell
     ----------------------------------
             John K. Bakewell
             Attorney-in-Fact



                                  EXHIBIT INDEX


  Exhibit
  Number                             Description
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

  27.1        Financial Data Schedule.

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