Form 10-Q
period 1996-09-30
CYBERONICS INC
filed 1996-11-13
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number:  0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                 776-0236465
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

        17448 Highway 3, Suite 100
              Webster, Texas                              777598-4135
(address of principal executive offices)                   (zip code)

       Registrant's telephone number, including area code: (713) 332-1375



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suc reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                                OUTSTANDING AT NOVEMBER 7, 1996
Common Stock - $0.01 par value                              11,762,542

                                CYBERONICS, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------

         PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:

              Consolidated Balance Sheets
              September 30, 1996 (unaudited) and June 30, 1996            3

              Consolidated Statements of Operations (unaudited)
              three months ended September 30, 1996 and 1995              4

              Consolidated Statements of Cash Flows (unaudited)
              three months ended September 30, 1996 and 1995              5

              Notes to Consolidated Financial Statements                  6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8


         PART II.  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders             13

Item 6   Exhibits and Reports on Form 8-K                                13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,        JUNE 30,
                                                                                        1996                1996
                                                                                     ------------        ------------
                                                                                     (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                          $ 10,570,401        $  2,121,930
  Accounts receivable                                                                     439,691             473,038
  Inventories                                                                             997,675             671,836
  Prepaid expenses                                                                        111,472             258,585
                                                                                     ------------        ------------
                Total current assets                                                   12,119,239           3,525,389
Securities held to maturity                                                                43,687              80,032
Property and equipment, net                                                               325,529             332,881
Other assets, net                                                                           9,863               9,741
                                                                                     ------------        ------------
                                                                                     $ 12,498,318        $  3,948,043
                                                                                     ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   $    565,106        $    924,059
  Accrued liabilities                                                                     989,845           1,558,934
                                                                                     ------------        ------------
                Total current liabilities                                               1,554,951           2,482,993
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized; no shares
    issued or outstanding                                                                    --                  --
  Common stock, $.01 par value, 25,000,000 shares authorized; 11,762,542 and
    9,577,115 shares issued and outstanding at September 30, 1996 and June 30,
    1996, respectively                                                                    117,625              95,771
  Additional paid-in capital                                                           50,588,538          39,261,602
  Deferred compensation                                                                    (1,784)             (4,460)
  Accumulated deficit                                                                 (39,714,692)        (37,922,171)
  Cumulative translation adjustments                                                      (46,320)             34,308
                                                                                     ------------        ------------
                Total stockholders' equity                                             10,943,367           1,465,050
                                                                                     ------------        ------------
                                                                                     $ 12,498,318        $  3,948,043
                                                                                     ============        ============

                 See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                  --------------------------------
                                                     1996                1995
                                                  ------------        ------------

Net sales .................................       $    284,943        $    192,310
Cost of goods sold ........................             69,291              56,060
                                                  ------------        ------------
Gross profit ..............................            215,652             136,250
Operating expenses:
  Research and development ................          1,426,985           1,909,576
  Selling, general and administrative .....            810,250             505,069
                                                  ------------        ------------
      Total operating expenses ............          2,237,235           2,414,645
                                                  ------------        ------------
Loss from operations ......................         (2,021,583)         (2,278,395)
Interest income, net ......................            147,327             153,018
Other income (expense) ....................             81,735              (4,187)
                                                  ------------        ------------
Net loss ..................................       $ (1,792,521)       $ (2,129,564)
                                                  ============        ============
Net loss per share ........................       $      (0.16)       $      (0.22)
                                                  ============        ============
Shares used in computing net loss per share         11,216,235           9,500,209
                                                  ============        ============


                 See accompanying notes to financial statements.

                                CYBERONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                     1996                1995
                                                                                 ------------        ------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss ...............................................................       $ (1,792,521)       $ (2,129,564)
  Non-cash items included in net loss:
    Depreciation and amortization ........................................             44,105              55,042
    Compensation expense related to certain stock options and common stock
      issuances ..........................................................              2,676              22,800
  Change in operating assets and liabilities:
    Accounts receivable ..................................................             33,347             (72,217)
    Inventories ..........................................................           (325,839)            (45,059)
    Prepaid expenses .....................................................            147,113              53,100
    Accounts payable and accrued liabilities .............................           (928,042)            322,453
                                                                                 ------------        ------------
      Net Cash Used In Operating Activities ..............................         (2,819,161)         (1,793,445)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ....................................            (36,753)            (16,792)
  Purchases of investments ...............................................               --            (2,393,740)
  Maturities of investments ..............................................             36,345             679,302
                                                                                 ------------        ------------
      Net Cash Used In Investing Activities ..............................               (408)         (1,731,230)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net ............................         11,348,790               4,203
  Payments of capital lease obligations ..................................               --               (23,875)
  Other ..................................................................               (122)                312
                                                                                 ------------        ------------
      Net Cash Provided By (Used In) Financing Activities ................         11,348,668             (19,360)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .............            (80,628)             (9,606)
                                                                                 ------------        ------------
      Net increase (decrease) in cash and cash equivalents ...............          8,448,471          (3,553,641)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD ........................          2,121,930           8,862,993
                                                                                 ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD ..............................       $ 10,570,401        $  5,309,352
                                                                                 ============        ============


                 See accompanying notes to financial statements.

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1997. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2 - INVESTMENT SECURITIES:

         At September 30, 1996 and June 30, 1996, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates over the next 18 months and have a fair market value of $43,934 and a gross unrealized holding gain of $247 at September 30, 1996.

NOTE 3 - REVENUE RECOGNITION:

         Revenue from product sales is generally recognized upon shipment to the customer. Net sales for the three months ended September 30, 1996 were derived entirely from international markets. Domestic sales have depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until the Company receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements.

NOTE 4 - INVENTORIES:

Inventories consist of the following:

                                          SEPTEMBER 30, 1996    JUNE 30, 1996
                                          ------------------    -------------
                                            (UNAUDITED)
          Raw materials and components       $371,202             $307,707
          Work-in-process ............        404,139              227,821
          Finished goods .............        222,334              136,308
                                             --------             --------
                                             $997,675             $671,836
                                             ========             ========

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:


                                           SEPTEMBER 30, 1996  JUNE 30, 1996
                                           ------------------  -------------
                                               (UNAUDITED)
          Clinical costs ...............       $  385,878       $  618,885
          Payroll and other compensation          147,932          257,468
          Professional services ........          149,019          209,540
          Customer deposits ............           48,916           48,916
          Warranties ...................          178,928          167,778
          Marketing activities .........             --            155,526
          Other ........................           79,172          100,821
                                               ----------       ----------
                                               $  989,845       $1,558,934
                                               ==========       ==========

NOTE 6 - STOCKHOLDERS' EQUITY:

         Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") and a related Common Stock Purchase Agreement (the "Stock Purchase Agreement") between Cyberonics and St. Jude Medical, Inc. ("St. Jude"), on July 23, 1996, Cyberonics sold to St. Jude 2,181,818 newly-issued shares of Cyberonics Common Stock at $5.50 per share, netting cash proceeds to Cyberonics of approximately $11,300,000 after offering costs.

         On October 18, 1996, St. Jude's right under the terms of the Merger Agreement to acquire all remaining outstanding shares of Cyberonics for $72,090,669 expired unexercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Summary section and financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for a further discussion of the Company's business and the risks and opportunities attendant thereto.

SUMMARY

         Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the Company's investigational NeuroCybernetic Prosthesis ("NCP(R) System") began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company has been unprofitable to date, has no significant revenues and expects to incur operating losses through the next several years due to continuing requirements for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through September 30, 1996, the Company had incurred a cumulative net deficit of approximately $39.7 million.

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

         In January 1995, the Company announced that it had received permission to begin enrolling patients into its additional confirmatory trial, under which an additional 265 patients were targeted for enrollment at 20 major investigational centers in the United States. In August 1996, the final patient completed the confirmatory trial. Submission of the final data to the FDA is expected to take place in early calendar 1997, although it may take longer.

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

         The health-care industry in the United States is undergoing substantial reform, and there is substantial uncertainty and turmoil surrounding the issues of funding, reimbursement and regulatory approval. While the Company believes that the NCP System will be favorably viewed in the context of the changing health-care industry, there can be no assurances that the pending health-care reforms will not adversely affect regulatory or reimbursement approvals for the NCP System. The Company does not expect to achieve significant sales unless and until both regulatory and reimbursement approvals are obtained for the NCP System and even if such approvals are obtained, there can be no assurance the Company will achieve significant sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception through February 1993 the Company financed its operations primarily through private placements of its securities and had raised approximately $16.5 million in net proceeds. In February 1993, the

Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. Additionally, through June 30, 1996, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. As further described below, in July 1996 the Company raised an additional $11.3 million net of offering costs in a sale of 2,181,818 shares of its Common Stock to St. Jude Medical, Inc. The Company had no short- or long-term borrowings outstanding at June 30, 1996, and has no credit facilities available at this time.

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

         On April 8, 1996, the Company and St. Jude Medical, Inc. ("St. Jude") entered into an Agreement and Plan of Merger (the "Merger Agreement') and a Common Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, upon approval of the Merger Agreement by holders of a majority of the Company's outstanding Common Stock, St. Jude agreed to purchase 2,181,818 shares of the Company's newly-issued Common Stock at $5.50 per share, representing a cash investment in the Company of $12 million before deducting commissions and other offering costs. On July 23, 1996, Cyberonics shareholders approved the Merger Agreement and the Stock Purchase Agreement, the stock purchase was completed, and St. Jude provided the Company with cash proceeds totaling approximately $11.3 million net of commission and other offering costs. The Company believes that the proceeds from this investment will be sufficient to fund its operations as an independent entity through at least June 30, 1997. The availability of financing at that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise such capital when needed or that the terms upon which capital will be available will be favorable to the Company.

         In addition to providing the Company with approximately $11.3 million of additional capital, the Merger Agreement further gave St. Jude the right, but not the obligation, to acquire the Company on or before October 18, 1996 in a merger pursuant to which the holders of Company Common Stock (other than St.
Jude) would receive cash totaling approximately $72 million. On October 18, 1996, St. Jude's right to acquire the Company expired unexercised.

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

         Net sales for the three months ended September 30, 1996 totaled $284,943 compared to $192,310 for the three months ended September 30, 1995. Domestic sales depend entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Domestic sales made in connection with such clinical studies have been limited to date and are expected to be minimal in the future as the Company has completed its confirmatory clinical trial and is not presently seeking reimbursement for implants associated with any other United States trial activity at this time. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until Cyberonics receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. Net sales for the three months ended September 30, 1996 were derived entirely from international markets.

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

         The Company's gross margin percentage was 75.7% for the three months ended September 30, 1996 compared to 70.8% for the prior year period. The improvement is attributable primarily to a shift in sales mix entirely toward international markets and their higher average selling prices, combined with reduced production costs for the NCP System related to the efficiencies of higher unit volumes. Continued fluctuations in gross margin percentages can be expected prior to the Company achieving commercial levels of production volume, particularly if the Company continues to experience period-to-period changes in unit production.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1,426,985 and $1,909,576 during the three months ended September 30, 1996 and 1995, respectively. The decreased level of research and development expenditures is attributable primarily to the recent completion of the Company's confirmatory clinical trial, which was at its peak level of activity during fiscal 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $810,250 and $505,069 during the three months ended September 30, 1996 and 1995, respectively. The continued increases from year to year were primarily due to expanded international market development and marketing activities. The Company expects to incur higher selling, general and administrative expenses in developing its international market and in anticipation of regulatory and reimbursement approvals for the NCP System, and expects these expenses to increase significantly when and if such approvals are obtained.

         Interest Income, net. Net interest income totaled $147,327 and $153,018 during the three months ended September 30, 1996 and 1995, respectively. Due to the July 1996 equity investment totaling net proceeds of $11.3 million from St. Jude, the Company expects to have interest income that will partially offset operating losses for several fiscal quarters. Interest income for the three months ended September 30, 1996 was lower in comparison with the prior year period due to lower average levels of invested funds.

         Other Income (Expense), net. Other income (expense) totaled $81,735 and $(4,187) during the three months ended September 30, 1996 and 1995, respectively. For each of these periods, other income (expense) consisted of net gains and losses resulting from foreign currency transactions.

         Income Taxes. Due to its net operating loss history, to date the Company has incurred no income tax expense for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

         Effect of Inflation. The Company believes that inflation has not had a material impact on its operating or financial ratios during the three months ended September 30, 1996 as compared to the prior year period.

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the quarter ended September 30, 1996, the Company solicited stockholder approval at a Special Meeting of proposals (i) to approve an Agreement and Plan of Merger between the Company and St. Jude Medical, Inc. (the "Merger Agreement") and (ii) the issuance and sale to St. Jude Medical, Inc. of up to 2,181,818 shares of Common Stock (the "Stock Sale"). The stockholder vote on the proposals was as follows:

                                                    For               Against        Abstain           Nonvote
                                                    ---               -------        -------           -------
                  The Merger Agreement:         8,005,416             126,487           730              --
                  The Stock Sale:               8,086,253              43,650         2,730              --

                  As described elsewhere herein, St. Jude's option to acquire all of the outstanding stock of the Company expired unexercised on October 18, 1996.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CYBERONICS, INC.
                       Registrant



                       BY:        /s/ JOHN K. BAKEWELL
                                ------------------------------------------------
                                John K. Bakewell
                                Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)






Dated:  November 13, 1996

                                 EXHIBIT INDEX


Exhibit                             Description

  27                          Financial Data Schedule