Form 10-K/A
period 1996-06-30
CYBERONICS INC
filed 1997-02-10
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                 Amendment No. 2


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

                                            Registrant

                                            CYBERONICS, INC.



February 10, 1997                         BY:    /s/ John K. Bakewell
                                                   -----------------------------
                                                   John K. Bakewell
                                                   Vice President, Finance and
                                                   Administration and Chief
                                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                     Signature                   Capacity in Which Signed                          Date
---------------------------------------------------------------------------------------------------------------------
*/s/ Reese S. Terry, Jr.                         Chairman of the Board and                  February 10, 1997
---------------------------------------          Executive Vice President
Reese S. Terry, Jr.


*/s/ Robert P. Cummins                    President, Chief Executive Officer and            February 10, 1997
---------------------------------------                  Director
Robert P. Cummins                              (Principal Executive Officer)




*/s/ John K. Bakewell                          Vice President, Finance and                  February 10, 1997
---------------------------------------     Administration and Chief Financial
John K. Bakewell                             Officer (Principal Financial and
                                                    Accounting Officer)



*/s/ Thomas A. Duerden                                    Director                          February 10, 1997
---------------------------------------
Thomas A. Duerden, Ph.D.



*By  /s/ John K. Bakewell
     ----------------------------------
             John K. Bakewell
             Attorney-in-Fact



                        [ARTHUR ANDERSEN LLP LETTERHEAD]






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



/s/  ARTHUR ANDERSEN LLP



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

                                      FIRST             SECOND              THIRD             FOURTH              ANNUAL
                                     QUARTER            QUARTER            QUARTER            QUARTER             TOTALS
                                     -------            -------            -------            -------             ------
1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                          $   192,310        $   400,236        $   292,818        $   531,601        $  1,416,965
Gross profit                           136,250            299,977            221,203            347,973           1,005,403
Operating expenses                   2,414,645          2,892,027          2,665,176          3,472,765          11,444,613
Net loss                            (2,129,564)        (2,475,081)        (2,340,296)        (3,168,309)        (10,113,250)
Net loss per share                 $      (.22)       $      (.26)       $      (.25)       $      (.33)       $      (1.06)
Shares used in computing net
  loss per share                     9,500,209          9,503,971          9,509,345          9,538,626           9,513,038


                                      FIRST             SECOND              THIRD             FOURTH              ANNUAL
                                     QUARTER            QUARTER            QUARTER            QUARTER             TOTALS
                                     -------            -------            -------            -------             ------
1995
---------------------------------------------------------------------------------------------------------------------------
Net sales                          $   144,687        $   141,920        $   282,721        $   397,661        $   966,989
Gross profit                            84,311            105,152            194,014            236,055            619,532
Operating expenses                   1,769,209          1,890,731          1,990,212          2,934,461          8,584,613
Net loss                            (1,550,496)        (1,625,489)        (1,621,297)        (2,441,528)        (7,238,810)
Net loss per share                 $      (.17)       $      (.18)       $      (.17)       $      (.26)       $      (.79)
Shares used in computing net
  loss per share                     9,052,990          9,065,170          9,268,992          9,484,878          9,218,008

Quarterly and annual loss per share are computed independently based upon the applicable number of weighted average common shares and share equivalents for each period.