Form 10-Q
period 1996-12-31
CYBERONICS INC
filed 1997-02-14
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: December 31, 1996 or

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                      76-0236465
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

        17448 Highway 3, Suite 100
              Webster, Texas                                     77598-4135
(address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (713) 332-1375



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
 No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                                OUTSTANDING AT FEBRUARY 7, 1997
Common Stock - $0.01 par value                               11,770,363

                                CYBERONICS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
               PART I.  FINANCIAL INFORMATION

Item 1         Financial Statements:

                 Consolidated Balance Sheets
                 December 31, 1996 (unaudited) and June 30, 1996             3

                 Consolidated Statements of Operations (unaudited)
                 three and six months ended December 31, 1996 and 1995       4

                 Consolidated Statements of Cash Flows (unaudited)
                 six months ended December 31, 1996 and 1995                 5

                 Notes to Consolidated Financial Statements                  6

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8


               PART II.  OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                              13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,           JUNE 30,
                                                                               1996                 1996
                                                                           -----------          -----------
                                                                           (UNAUDITED)

ASSETS
Current Assets:
  Cash and cash equivalents                                                $ 3,351,096          $ 2,121,930
  Securities held to maturity                                                4,295,210                   --
  Accounts receivable                                                          515,653              473,038
  Inventories                                                                  974,394              671,836
  Prepaid expenses                                                             143,193              258,585
                                                                           -----------          -----------
                Total current assets                                         9,279,546            3,525,389
Securities held to maturity                                                     29,490               80,032
Property and equipment, net                                                    352,978              332,881
Other assets, net                                                               81,931                9,741
                                                                           -----------          -----------
                                                                           $ 9,743,945          $ 3,948,043
                                                                           ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         $   348,349          $   924,059
  Accrued liabilities                                                        1,152,601            1,558,934
                                                                           -----------          -----------
                Total current liabilities                                    1,500,950            2,482,993

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized; no
    shares issued or outstanding                                                    --                   --
  Common stock, $.01 par value, 25,000,000 shares authorized;
    11,770,363 and 9,577,115 shares issued and outstanding at
    December 31, 1996
    and June 30, 1996, respectively                                            117,704               95,771
  Additional paid-in capital                                                50,446,455           39,261,602
  Deferred compensation                                                             --               (4,460)
  Accumulated deficit                                                      (42,410,918)         (37,922,171)
                                                                           -----------          -----------
  Cumulative translation adjustments                                            89,754               34,308
                                                                           -----------          -----------
                Total stockholders' equity                                   8,242,995            1,465,050
                                                                           -----------          -----------
                                                                           $ 9,743,945          $ 3,948,043
                                                                           ===========          ===========


                 See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          FOR THE THREE                           FOR THE SIX
                                          MONTHS ENDED                            MONTHS ENDED
                                          DECEMBER 31,                            DECEMBER 31,
                                     -----------------------                -----------------------
                                     1996               1995                1996               1995
                                 -----------         ----------         -----------         ----------
 Net sales                       $   437,818         $  400,236         $   722,761         $  592,546
 Cost of goods sold                  158,381            100,259             227,672            156,319
                                 -----------         ----------         -----------         ----------

 Gross profit                        279,437            299,977             495,089            436,227

 Operating expenses:
   Research and development        1,943,930          2,126,587           3,370,915          4,036,163
   Selling, general and
    administrative                 1,033,924            765,440           1,844,174          1,270,509
                                 -----------         ----------         -----------         ----------
    Total operating expenses       2,977,854          2,892,027           5,215,089          5,306,672
                                 -----------         ----------         -----------         ----------

 Loss from operations             (2,698,417)        (2,592,050)         (4,720,000)        (4,870,445)

 Interest income, net                107,208            116,969             254,535            269,987
 Other income (expense)             (105,017)                --             (23,282)            (4,187)
                                 -----------         ----------         -----------         ----------

 Net loss                        $(2,696,226)       $(2,475,081)        $(4,488,747)       $(4,604,645)
                                 ============       ============        ============       ===========

 Net loss per share              $     (0.23)        $    (0.26)        $     (0.39)       $     (0.48)
                                 ============       ============        ============       ===========

 Shares used in computing
   net loss per share             11,765,178          9,503,971          11,490,707          9,502,090
                                  ==========          =========          ==========          =========



                 See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                       ------------------------------
                                                                           1996               1995
                                                                       -----------         ----------
 Cash Flow From Operating Activities:
   Net loss                                                            $(4,488,747)       $(4,604,645)
   Non-cash items included in net loss:
      Depreciation and amortization                                         91,591            111,705
      Compensation expense related to certain stock options and
        common stock issuances                                               4,460             45,600

   Change in operating assets and liabilities:
 Accounts receivable                                                       (42,615)          (192,397)
 Inventories                                                              (302,558)           (19,631)
 Prepaid expenses                                                          115,392             16,232
 Accounts payable and accrued liabilities                                 (982,043)           745,120
                                                                       -----------         ----------
   Net Cash Used In Operating Activities                                (5,604,520)        (3,898,016)
 Cash Flow From Investing Activities:
   Purchases of property and equipment                                    (111,688)           (27,947)
   Purchases of investments                                             (5,834,668)        (2,393,740)
   Maturities of investments                                             1,590,000          4,058,064
                                                                       -----------         ----------
   Net Cash (Used In) Provided By Investing Activities                  (4,356,356)         1,636,377
 Cash Flow From Financing Activities:
   Proceeds from issuance of Common Stock, net                          11,206,786             32,311
   Payments of capital lease obligations                                        --            (45,912)
   Other                                                                   (72,190)               194
                                                                       -----------         ----------
   Net Cash Provided By (Used In) Financing Activities                  11,134,596            (13,407)
 Effect of exchange rate changes on cash and cash equivalents               55,446             20,250
                                                                       -----------         ----------
 Net increase (decrease) in cash and cash equivalents                    1,229,166         (2,254,796)

 Cash and cash equivalents, at beginning of period                       2,121,930          8,862,993
                                                                       -----------         ----------

 Cash and cash equivalents, at end of period                           $ 3,351,096         $6,608,197
                                                                       ===========         ==========



                 See accompanying notes to financial statements.

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1997. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2 - CASH, CASH EQUIVALENTS AND INVESTMENTS:

         At December 31, 1996 and June 30, 1996, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates over the next 18 months and have a fair market value of $4,278,113 and a gross unrealized holding loss of $46,587 at December 31, 1996.

NOTE 3 - REVENUE RECOGNITION:

         Revenue from product sales is generally recognized upon shipment to the customer. Domestic sales have depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until the Company receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. Sales, net of risk-sharing provisions, for the six months ended December 31, 1996 consisted of $ 698,309 from international markets and $24,452 from domestic risk-sharing arrangements.

NOTE 4 - INVENTORIES:

Inventories consist of the following:

                                             DECEMBER 31, 1996     JUNE 30,1996
                                             -----------------     ------------
                                                (UNAUDITED)
Raw materials and components ...........          $403,176            $307,707
Work-in-process ........................           263,992             227,821
Finished goods .........................           307,226             136,308
                                                  --------            --------
                                                  $974,394            $671,836
                                                  ========            ========

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:


                                             DECEMBER 31, 1996     JUNE 30,1996
                                             -----------------     ------------
                                                (UNAUDITED)
Clinical costs .........................        $  451,822          $  618,885
Payroll and other compensation .........           220,495             257,468
Professional services ..................           209,425             209,540
Customer deposits ......................            24,464              48,916
Warranties .............................           197,306             167,778
Marketing activities ...................                --             155,526
Other ..................................            49,089             100,821
                                                ----------          ----------
                                                $1,152,601          $1,558,934
                                                ==========          ==========

NOTE 6 - STOCKHOLDERS' EQUITY:

         Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") and a related Common Stock Purchase Agreement (the "Stock Purchase Agreement") between Cyberonics and St. Jude Medical, Inc. ("St. Jude"), on July 23, 1996, Cyberonics sold to St. Jude 2,181,818 newly-issued shares of Cyberonics Common Stock at $5.50 per share, netting cash proceeds to Cyberonics of approximately $11,200,000 after offering costs.

         On October 18, 1996, St. Jude's right under the terms of the Merger Agreement to acquire all remaining outstanding shares of Cyberonics for $72,090,669 expired unexercised.

NOTE 7 - DIVIDEND DISTRIBUTION OF PREFERRED SHARE PURCHASE RIGHTS

         In January 1997, the Company's Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company's Common Stock to stockholders of record on March 10, 1997.

         Each Right will entitle stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $30. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the persons or group of 20% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock.

         If, prior to redemption of the Rights, a person or group acquires 20% or more of the Company's Common Stock, each Right not owned by a holder of 20% or more of the Common Stock will entitle its holder to purchase, at the Right's then current exchange price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for the Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Summary section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's Annual Report on Form 10-K (including the Form 10-K/A filed with respect thereto) for a further discussion of the Company's business and the risks and opportunities attendant thereto.

SUMMARY

         Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the Company's investigational NeuroCybernetic Prosthesis ("NCP(R) System") began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company has been unprofitable to date, has no significant revenues and expects to incur operating losses through the next several years due to continuing requirements for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through December 31, 1996, the Company had incurred a cumulative net deficit of approximately $42.4 million.

         Cyberonics is continuing the clinical testing of the NCP System under its IDE from the FDA. In January 1994, the Company announced that its amended Premarket Approval ("PMA") application was accepted for filing by the FDA. While the amended PMA application has been accepted for filing, the FDA further informed the Company that, based on its initial scientific review of the amended PMA application, there were "significant deficiencies" in the submission and that an amendment containing certain additional clinical and technical information must be provided before the regulatory review process could continue.

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

         In January 1995, the Company announced that it had received permission to begin enrolling patients into its additional confirmatory trial, in which an additional 199 patients were ultimately treated at 20 major investigational centers in the United States. In August 1996, the final patient completed the confirmatory trial. In January 1997, the Company submitted an amendment to its PMA application with the FDA that responded to questions and comments regarding the Company's previous submissions and included the results of the Company's additional confirmatory trial.

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

         The Company believes that existing and future antiepileptic drug compounds will be the primary competition for its NCP System, although the Company could also face competition from other medical devices. Four new antiepileptic drugs, felbamate, gabapentin, lamotrigine and tipiromate recently received FDA approval. No other major antiepileptic drugs have been introduced in the United States since 1978. In August 1994, the manufacturer of felbamate announced that, in conjunction with recommendations from the FDA, it was advising that patients be withdrawn from the drug based on reports of serious complications. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or any other indication.

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception through February 1993 the Company financed its operations primarily through private placements of its securities and had raised approximately $16.5 million in net proceeds. In February 1993, the Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. Additionally, through December 31, 1996, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. As further described below, in July 1996 the Company raised an additional $11.2 million net of offering costs in a sale of 2,181,818 shares of its Common Stock to St. Jude Medical, Inc. The Company had no short- or long-term borrowings outstanding at December 31, 1996, and has no credit facilities available at this time.

         The Company expects to incur substantial additional costs related to clinical trials and regulatory activities, expansion of manufacturing capabilities, sales and marketing activities associated with preparation for United States market entry and international market penetration and product and process development. In addition, if regulatory and reimbursement approvals are obtained, the Company will incur substantial marketing and distribution expenses. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control. Factors within the Company's control include the nature and timing of additional clinical trials for partial seizures and for other indications, and the nature and timing of marketing and sales activities. Factors affecting the amount and timing of expenditures which are largely beyond the Company's control include the clinical trial and regulatory activities associated with the Company's effort to obtain FDA approval of its PMA application for partial seizures. Moreover, even if the Company obtains PMA approval for the NCP System for partial seizures, the Company's ability to generate income from operations will be dependent upon obtaining reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System. While the Company believes that its current resources will be sufficient to fund its operations at least through its current fiscal year ending June 30, 1997, the Company will require additional funds after that date. There can be no assurance that funds will be available to the Company on acceptable terms or at all. Lack of access to sufficient financing would impair the Company's ability to fully pursue its business objectives, which could have a material adverse effect on the Company's results of operations.

         On April 8, 1996, the Company and St. Jude Medical, Inc. ("St. Jude") entered into an Agreement and Plan of Merger (the "Merger Agreement') and a Common Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, upon approval of the Merger Agreement by holders of a majority of the Company's outstanding Common Stock, St. Jude agreed to purchase 2,181,818 shares of the Company's newly-issued Common Stock at $5.50 per share, representing a cash investment in the Company of $12 million before deducting commissions and other offering costs. On July 23, 1996, Cyberonics shareholders approved the Merger Agreement and the Stock Purchase Agreement, the stock purchase was completed, and St. Jude provided the Company with cash proceeds totaling approximately $11.2 million net of commission and other offering costs. The Company believes that the proceeds from this investment will be sufficient to fund its operations as an independent entity through at least June 30, 1997. The availability of financing at that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise such capital when needed or that the terms upon which capital will be available will be favorable to the Company.

         In addition to providing the Company with approximately $11.2 million of additional capital, the Merger Agreement further gave St. Jude the right, but not the obligation, to acquire the Company on or before October 18, 1996 in a merger pursuant to which the holders of Company Common Stock (other than St.
Jude) would receive cash totaling approximately $72 million. On October 18, 1996, St. Jude's right to acquire the Company expired unexercised.

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

         Net sales for the three months ended December 31, 1996 totaled $437,818 compared to $400,236 for the three months ended December 31, 1995. Net sales for the six months ended December 31, 1996 totaled $722,761 compared to $592,546 in the same period of the prior year. Domestic sales depend entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Domestic sales made in connection with such clinical studies have been limited to date as the Company is not presently seeking reimbursement for implants associated with its current United States clinical trial. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until Cyberonics receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. Sales, net of deferred risk-sharing provisions, for the six months ended December 31, 1996, consisted of $698,309 from international markets and $24,452 from domestic risk-sharing arrangements.

         Gross Profit. In determining gross profit, cost of sales is calculated primarily to include the acquisition cost of raw materials and components, direct labor and allocated manufacturing overhead. Direct labor and overhead constitute a substantial majority of cost of sales. The Company is obligated to pay royalties ranging from 7% to 7.75% on the first $12 million in cumulative net sales, and from 4% to 4.75% thereafter. Minimum royalty obligations under the Company's license agreements totaled $46,000 during the year ended June 30, 1996, and will continue at or above this level in future years. Royalties up to the minimum amount are presently classified as research and development expenses. Any future amounts which may exceed this minimum will be included as a component of the Company's cost of sales.

         The Company's gross margin percentage was 63.8% for the three months ended December 31, 1996 compared to 75.0% for the prior year period. Continued fluctuations in gross margin percentages can be expected prior to the Company achieving commercial levels of production volume, particularly if the Company continues to experience period-to-period changes in unit production.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1,943,930 and $2,126,587 during the three months ended December 31, 1996 and 1995, respectively. Research and development expenses were $3,370,915 and $4,036,163 during the six months ended December 31, 1996 and 1995, respectively. The decreased level of research and development expenditures in the current year period is due primarily to lower costs associated with the Company's confirmatory clinical trial. As of August 1996, all study patients had completed the more expensive acute phase of the study and entered the less costly long-term follow-up phase.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $1,033,924 and $765,440 during the three months ended December 31, 1996 and 1995, respectively. Selling, general and administrative expenses totaled $1,844,174 and $1,270,509 during the six months ended December 31, 1996 and 1995, respectively. The second quarter increase from period to period was primarily due to additional expenditures for international marketing activities. The Company expects to incur higher selling, general and administrative expenses in developing its international market and in anticipation of regulatory and reimbursement approvals for the NCP System, and expects these expenses to increase significantly when and if such approvals are obtained.

         Interest Income, net. Net interest income totaled $107,208 and $116,969 during the three months ended December 31, 1996 and 1995, respectively, and $254,535 and $269,987 for the six months ended December 31, 1996 and 1995, respectively. The Company expects to have interest income that will partially offset operating losses for several fiscal quarters.

         Other Income (Expense), net. Other income (expense), totaled $(105,017) and $0 during the three months ended December 31, 1996 and 1995, respectively, and $(23,282) and $(4,187) for the six months ended December 31, 1996 and 1995, respectively. Other income consists of net gains and losses resulting from foreign currency transactions.

         Income Taxes. Due to its net operating loss history, to date the Company has incurred no income tax expense for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carry forwards.

         Effect of Inflation. The Company believes that inflation has not had a material impact on its operating or financial ratios during the three months ended December 31, 1996 as compared to the prior year period.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 27 Financial Data Schedule


     (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYBERONICS, INC.
                                  Registrant



                                  BY: /s/ JOHN K. BAKEWELL
                                      ------------------------------------------
                                      John K. Bakewell
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer (principal
                                      financial and accounting officer)



Dated:  February 14, 1997

                                 EXHIBIT INDEX

Exhibit                            Document
  No.

Exhibit 27                   Financial Data Schedule