Form 10-Q
period 1997-03-31
CYBERONICS INC
filed 1997-05-09
CIK 864683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X         Quarterly report pursuant to Section 13 or 15(d) of the Securities
---        Exchange Act of 1934

For the fiscal quarter ended: March 31, 1997 or

           Transition report pursuant to Section 13 or 15(d) of the Securities
---        Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    76-0236465
      --------------------------------                 -------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification Number)

        17448 Highway 3, Suite 100
               Webster, Texas                                 77598-4135
      --------------------------------                 -------------------------
  (address of principal executive offices)                    (zip code)


       Registrant's telephone number, including area code: (281) 332-1375


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes X   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                             OUTSTANDING AT APRIL 30, 1997
 Common Stock - $0.01 par value                         13,311,862

================================================================================

                                CYBERONICS, INC.

                                      INDEX

                                                                                          Page No.
                                                                                          --------

                          PART I.  FINANCIAL INFORMATION
  Item 1                  Financial Statements:

                               Consolidated Balance Sheets
                               March 31, 1997 (unaudited) and June 30, 1996                    3

                               Consolidated Statement of Operations (unaudited)
                               three and nine months ended March 31, 1997 and 1996             4

                               Consolidated Statements of Cash Flows (unaudited)
                               nine months ended March 31, 1997 and 1996                       5

                               Notes to Consolidated Financial Statements                      6

  Item 2                  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                  8


                          PART II.  OTHER INFORMATION

  Item 6                  Exhibits and Reports on Form 8-K                                    14

                         PART I - FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

                                CYBERONICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,       JUNE 30,
                                                               1997            1996
                                                           ------------    ------------
ASSETS                                                      (UNAUDITED)
Current Assets:
   Cash and cash equivalents                               $  6,786,147    $  2,121,930
   Securities held to maturity                                4,705,607              --
   Accounts receivable                                          504,114         473,038
   Inventories                                                1,014,620         671,836
   Prepaid expenses                                             109,963         258,585
                                                           ------------    ------------
                   Total current assets                      13,120,451       3,525,389
Securities held to maturity                                      21,889          80,032
Property and equipment, net                                     391,212         332,881
Other assets, net                                                81,016           9,741
                                                           ------------    ------------
                                                           $ 13,614,568    $  3,948,043
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                        $    492,782    $    924,059
   Accrued liabilities                                        1,194,063       1,558,934
                                                           ------------    ------------
                   Total current liabilities                  1,686,845       2,482,993
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value, 2,500,000 shares
     authorized; no shares issued or outstanding                     --              --
   Common stock, $.01 par value, 25,000,000 shares
     authorized; 13,311,862 and 9,577,115 shares
     issued and outstanding at March 31, 1997 and
     June 30, 1996, respectively                                133,119          95,771
   Additional paid-in capital                                57,335,311      39,261,602
   Deferred compensation                                        (68,531)         (4,460)
   Accumulated deficit                                      (45,460,946)    (37,922,171)
   Cumulative translation adjustments                           (11,230)         34,308
                                                           ------------    ------------
                   Total stockholders' equity                11,927,723       1,465,050
                                                           ------------    ------------
                                                           $ 13,614,568    $  3,948,043
                                                           ============    ============



                See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE                  FOR THE NINE
                                                    MONTHS ENDED                  MONTHS ENDED
                                                     MARCH 31,                      MARCH 31,
                                          ----------------------------    ----------------------------
                                              1997            1996            1997            1996
                                          ------------    ------------    ------------    ------------
Net sales                                 $    288,979    $    292,818    $  1,011,740    $    885,364
Cost of sales                                   72,669          71,615         300,341         227,934
                                          ------------    ------------    ------------    ------------
Gross profit                                   216,310         221,203         711,399         657,430

Operating expenses:
    Research and development                 1,521,472       1,999,229       4,892,387       6,035,392
    Selling, general and administrative      1,818,264         665,947       3,662,438       1,936,456
                                          ------------    ------------    ------------    ------------
        Total operating expenses             3,339,736       2,665,176       8,554,825       7,971,848
                                          ------------    ------------    ------------    ------------


Loss from operations                        (3,123,426)     (2,443,973)     (7,843,426)     (7,315,418)

Interest income, net                            62,978         168,606         317,513         438,593
Other income (expense)                          10,420         (64,929)        (12,862)        (69,116)
                                          ------------    ------------    ------------    ------------


Net loss                                  $ (3,050,028)   $ (2,340,296)   $ (7,538,775)   $ (6,944,941)
                                          ============    ============    ============    ============
Net loss per share                        $      (0.26)   $      (0.25)   $      (0.65)   $      (0.73)
                                          ============    ============    ============    ============
Shares used in computing
  net loss per share                        11,824,121       9,509,345      11,601,845       9,504,508
                                          ============     ===========     ===========      ==========




                 See accompanying notes to financial statements.

                                CYBERONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -------------------------------
                                                                          1997                1996
                                                                      ------------       ------------
Cash Flow From Operating Activities:
  Net loss                                                            $ (7,538,775)      $ (6,944,941)

  Non-cash items included in net loss:
    Depreciation and amortization                                          144,615            171,350
    Compensation expense related to certain stock options and
      common stock issuances                                                28,584            (42,100)
  Change in operating assets and liabilities:
    Accounts receivable                                                    (31,076)          (127,553)
    Inventories                                                           (342,784)           (14,573)
    Prepaid expenses                                                       148,622             36,664
    Accounts payable and accrued liabilities                              (796,148)          (382,146)
                                                                      ------------       ------------
        Net Cash Used In Operating Activities                           (8,386,962)        (7,303,299)
Cash Flow From Investing Activities:
  Purchases of property and equipment                                     (202,946)           (51,650)
  Purchases of investments                                              (7,004,036)        (2,393,740)
  Maturities of investments                                              2,356,572          5,164,165
                                                                      ------------       ------------
        Net Cash (Used In) Provided By Investing Activities             (4,850,410)         2,718,775
Cash Flow From Financing Activities:
  Proceeds from issuance of Common Stock, net                           18,018,402             32,311
  Payments of capital lease obligations                                         --            (61,626)
  Other                                                                    (71,275)             1,492
                                                                      ------------       ------------

        Net Cash Provided By (Used In) Financing Activities             17,947,127            (27,823)
Effect of exchange rate changes on cash and cash equivalents               (45,538)            22,488
                                                                      ------------       ------------

        Net increase (decrease) in cash and cash equivalents             4,664,217         (4,589,859)
Cash and cash equivalents, at beginning of period                        2,121,930          8,862,993
                                                                      ------------       ------------
Cash and cash equivalents, at end of period                           $  6,786,147       $  4,273,134
                                                                      ============       ============



                See accompanying notes to financial statements.

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION:

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2 - INVESTMENTS:

           At March 31, 1997 and June 30, 1996, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates over the next 18 months and have a fair market value of $4,654,536 and a gross unrealized holding loss of $72,960 at March 31, 1997.

NOTE 3 - REVENUE RECOGNITION:

           Revenue from product sales is generally recognized upon shipment to the customer. Domestic sales have depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until the Company receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. Sales, net of risk-sharing provisions, for the nine months ended March 31, 1997 consisted of $987,288 from international markets and $24,452 from domestic risk-sharing arrangements.

NOTE 4 - INVENTORIES:

Inventories consist of the following:

                                                                          MARCH 31, 1997               JUNE 30, 1996
                                                                          --------------               -------------
                                                                            (UNAUDITED)
              Raw materials and components......................              $   415,928               $    307,707
              Work-in-process...................................                  202,447                    227,821
              Finished goods....................................                  396,245                    136,308
                                                                              -----------                -----------
                                                                               $1,014,620               $    671,836
                                                                               ==========               ============

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:


                                                                  MARCH 31, 1997              JUNE 30, 1996
                                                                  ---------------             ---------------
                                                                      (UNAUDITED)
             Clinical costs................................           $   558,617               $   618,885
             Payroll and other compensation................               147,782                   257,468
             Professional services.........................               184,771                   209,540
             Customer deposits.............................                18,364                    48,916
             Warranties....................................               215,903                   167,778
             Marketing activities..........................                    --                   155,526
             Other.........................................                68,626                   100,821
                                                                     ------------               -----------
                                                                       $1,194,063                $1,558,934
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

           In March 1997, the Company issued 1,534,374 shares of its Common Stock in a private placement for $4.44 per share. Proceeds from the issuance totaled approximately $6,800,000 after offering costs.

NOTE 7 - DIVIDEND DISTRIBUTION OF PREFERRED SHARE PURCHASE RIGHTS:

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

NOTE 8 - NET LOSS PER SHARE:

           In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Effective July 1, 1997, Cyberonics will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15. Adoption of Statement No. 128 will require retroactive revision of the presentation of net loss per share in historical financial statements. The Company's net loss per share presented in the accompanying financial statements as calculated under the provisions of APB Opinion No. 15 are the same as those had basic net loss per share under Statement No. 128 been presented. Additionally, net loss per share as presented herein are also the same as those had diluted net loss per share under the provisions of Statement No. 128 been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.


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

SUMMARY

           Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the Company's investigational NeuroCybernetic Prosthesis ("NCP(R) System") began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company has been unprofitable to date, has no significant revenues and expects to incur operating losses through the next several years due to continuing requirements for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through March 31, 1997, the Company had incurred a cumulative net deficit of approximately $45.5 million.

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

             In January 1995, the Company announced that it had received permission to begin enrolling patients into its additional confirmatory trial, in which an additional 199 patients were ultimately treated at 20 major investigational centers in the United States. In August 1996, the final patient completed the confirmatory trial. In January 1997, the Company submitted an amendment to its PMA application with the FDA that responded to questions and comments regarding the Company's previous submissions and included the results of the Company's additional confirmatory trial. Clinical investigators concluded that the confirmatory study achieved its primary safety and efficacy objectives, and confirmed the results of the Company's previous trial.

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

  LIQUIDITY AND CAPITAL RESOURCES

             From inception through February 1993 the Company financed its operations primarily through private placements of its securities and had raised approximately $16.5 million in net proceeds. In February 1993, the Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. Additionally, through March 31, 1997, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. As further described below, in July 1996 the Company raised an additional $11.2 million net of offering costs in a sale of 2,181,818 shares of its Common Stock to St. Jude Medical, Inc. Additionally, in March 1997, the Company raised approximately $6.8 million in a sale of 1,534,374 shares of its Common Stock in a private placement. The Company had no short- or long-term borrowings outstanding at March 31, 1997, and has no credit facilities available at this time.

             The Company expects to incur substantial additional costs related to clinical trials and regulatory activities, expansion of manufacturing capabilities, sales and marketing activities associated with preparation for United States market entry and international market penetration and product and process development. In addition, if regulatory and reimbursement approvals are obtained, the Company will incur substantial marketing and distribution expenses. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control. Factors within the Company's control include the nature and timing of additional clinical trials for partial seizures and for other indications, and the nature and timing of marketing and sales activities. Factors affecting the amount and timing of expenditures which are largely beyond the Company's control include the clinical trial and regulatory activities associated with the Company's effort to obtain FDA approval of its PMA application for partial seizures. Moreover, even if the Company obtains PMA approval for the NCP System for partial seizures, the Company's ability to generate income from operations will be dependent upon obtaining reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System. While the Company believes that its current resources will be sufficient to fund its operations through some or possibly all of the fiscal year ending June 30, 1998, the Company will require additional funds after that time. There can be no assurance that funds will be available to the Company on acceptable terms or at all. Lack of access to sufficient financing would impair the Company's ability to fully pursue its business objectives, which could have a material adverse effect on the Company's results of operations.

             On April 8, 1996, the Company and St. Jude Medical, Inc. ("St. Jude") entered into an Agreement and Plan of Merger (the "Merger Agreement') and a Common Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, upon approval of the Merger Agreement by holders of a majority of the Company's outstanding Common Stock, St. Jude agreed to purchase 2,181,818 shares of the Company's newly-issued Common Stock at $5.50 per share, representing a cash investment in the Company of $12 million before deducting commissions and other offering costs. On July 23, 1996, Cyberonics shareholders approved the Merger Agreement and the Stock Purchase Agreement, the stock purchase was completed, and St. Jude provided the Company with cash proceeds totaling approximately $11.2 million net of commission and other offering costs. The Company believes that the proceeds from this investment and from its March 1997 private placement will be sufficient to fund its operations as an independent entity through some or possibly all of the fiscal year ending June 30, 1998. The availability of financing after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international and domestic sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise such capital when needed or that the terms upon which capital will be available will be favorable to the Company.

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

  RESULTS OF OPERATIONS

             Net Sales. Cyberonics has been granted regulatory approval to market and sell the NCP System internationally in the original twelve member countries of the European Union (the United Kingdom, Germany, The Netherlands, France, Spain, Italy, Belgium, Denmark, Greece, Portugal, Ireland and Luxembourg) and has permission to sell in certain other international markets including Canada, Sweden, Norway, Finland, Switzerland, Israel, Australia, South Africa, Hong Kong and China. Cyberonics is engaged in obtaining reimbursement approvals from the various health care provider systems that exist in these countries and has received partial or complete reimbursement approvals in a number of these markets. During the year ending June 30, 1997, the Company expects that the substantial majority of its net sales will be generated from its international markets, the extent of which will depend, in part, on the success of future efforts to obtain broader international reimbursement approval and additional countries' regulatory approvals.

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

             Net sales for the three months ended March 31, 1997 totaled $288,979 compared to $292,818 for the three months ended March 31, 1996. Net sales for the nine months ended March 31, 1997 totaled $1,011,740 compared to $885,364 in the same period of the prior year. Domestic sales depend entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Domestic sales made in connection with such clinical studies have been limited to date as the Company is not presently seeking reimbursement for implants associated with United States clinical trials. Arrangements with certain investigational centers employ risk-sharing provisions. Domestic sales made under risk-sharing arrangements are deferred until Cyberonics receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. Sales, net of deferred risk-sharing provisions, for the nine months ended March 31, 1997, consisted of $987,288 from international markets and $24,452 from domestic risk-sharing arrangements.

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

             The Company's gross margin percentage was 74.9% for the three months ended March 31, 1997 compared to 75.5% for the prior year period. Future fluctuations in gross margin percentages can be expected prior to the Company achieving commercial levels of production volume, particularly if the Company continues to experience period-to-period changes in unit production.

             Research and Development Expenses. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1,521,472 and $1,999,229 during the three months ended March 31, 1997 and 1996, respectively. Research and development expenses were $4,892,387 and $6,035,392 during the nine months ended March 31, 1997 and 1996, respectively. The decreased level of research and development expenditures in the current three- and nine-month periods is due primarily to lower costs associated with the Company's confirmatory clinical trial. As of August 1996, all study patients had completed the more expensive acute phase of the study and entered the less costly long-term follow-up phase.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $1,818,264 and $665,947 during the three months ended March 31, 1997 and 1996, respectively. Selling, general and administrative expenses totaled $3,662,438 and $1,936,456 during the nine months ended March 31, 1997 and 1996, respectively. The third quarter increase from period to period was primarily due to additional expenditures for international marketing activities. The Company expects to incur higher selling, general and administrative expenses in developing its international market and in anticipation of regulatory and reimbursement approvals for the NCP System, and expects these expenses to increase significantly when and if such approvals are obtained.

             Interest Income, net. Net interest income totaled $62,978 and $168,606 during the three months ended March 31, 1997 and 1996, respectively, and $317,513 and $438,593 for the nine months ended March 31, 1997 and 1996, respectively. The Company expects to have interest income that will partially offset operating losses for several fiscal quarters.

             Other Income (Expense), net. Other income (expense), totaled $10,420 and $(64,929) during the three months ended March 31, 1997 and 1996, respectively, and $(12,862) and $(69,116) for the nine months ended March 31, 1997 and 1996, respectively. Other income consists of net gains and losses resulting from foreign currency transactions.

             Income Taxes. Due to its net operating loss history, to date the Company has incurred no income tax expense for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carry forwards.

             Effect of Inflation. The Company believes that inflation has not had a material impact on its operating or financial ratios during the three months ended March 31, 1997 as compared to the prior year period.

                             PART II - OTHER INFORMATION

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)       Exhibits.

                       10.1      Registration Rights Agreement dated March 1997
                       27.1      Financial Data Schedule

             (b)       Reports on Form 8-K.

                       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CYBERONICS, INC.
                            Registrant



                            By: /s/JOHN K. BAKEWELL
                                --------------------------------------
                                John K. Bakewell
                                Vice President, Finance and Administration and Chief Financial Officer (principal financial and accounting officer)






  Dated:  May 9, 1997

                                    EXHIBIT INDEX

    Exhibit No.    Document
    -----------    ----------------------------------------

         10.1      Registration Rights Agreement
         27.1      Financial Data Schedule