Form 10-K
period 1997-06-30
CYBERONICS INC
filed 1997-08-15
CIK 864683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 1997

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from           to

                         COMMISSION FILE NUMBER 0-19806
                            ------------------------

                                CYBERONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                      76-0236465
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)         Identification
                                              Number)

 17448 HIGHWAY 3, STE. 100, WEBSTER,        77598-4135
                TEXAS                       (zip code)
   (address of principal executive
              offices)

       Registrant's telephone number, including area code: (281) 332-1375
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $.01
                                   par value

                                                            (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ____

    The aggregate market value of voting stock held by non-affiliates of the registrant as of August 14, 1997, was based upon the last sales price reported for such date on the Nasdaq National Market approximately $163.9 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At July 31, 1997, registrant had outstanding 13,322,175 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    No documents are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1

  ITEM 1.       BUSINESS...................................................................................           1
  ITEM 2.       PROPERTIES.................................................................................          16
  ITEM 3.       LEGAL PROCEEDINGS..........................................................................          16
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................          16

PART II....................................................................................................          17

  ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................          17
  ITEM 6.       SELECTED FINANCIAL DATA....................................................................          18
  ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......          19
  ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................          28
  ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......          28

PART III...................................................................................................          28

  ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................          28
  ITEM 11.      EXECUTIVE COMPENSATION.....................................................................          31
  ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................          34
  ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................          36

PART IV....................................................................................................          37

  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................          37

                                     PART I

ITEM 1. BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF IMPORTANT FACTORS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE COMPANY'S RESULTS, PLEASE REFER TO THE BUSINESS SECTION BELOW, THE FINANCIAL STATEMENT LINE ITEM DISCUSSIONS AND THE FACTORS AFFECTING FUTURE OPERATING RESULTS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

    Cyberonics manufactures and markets the NCP System, an implantable medical device for the treatment of epilepsy. On July 16, 1997, the Company received approval from the FDA to market the NCP System in the United States as an adjunctive therapy for reducing the frequency of seizures in patients over twelve years of age with partial onset seizures that are refractory (resistant) to antiepileptic drugs ("AEDs"). The Company has also received regulatory approval to sell the NCP System in Canada, Europe and certain countries in the Far East. The Company has completed a total of seven clinical studies, including five controlled acute phase studies involving over 450 patients, a long-term multi-year follow-up study involving 253 patients and a mortality study. To date, over 1,000 patients have accumulated in excess of 2,000 patient years of treatment experience with the NCP System.

EPILEPSY OVERVIEW

    Epilepsy is a disorder of the brain characterized by recurrent seizures. Epileptic seizures are categorized as either partial or generalized at onset. Generalized seizures, known as "grand mal" seizures, involve the entire brain from the onset, result in the loss of consciousness and are typically manifested by convulsions. Partial onset seizures initiate in a localized region of the brain, and may or may not result in the loss of consciousness. Partial onset seizures can also develop into generalized seizures. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more refractory to existing therapies than generalized seizures.

    It is estimated that over 1.8 million individuals are currently being treated for epilepsy in the United States, with over 117,000 new cases diagnosed each year, and that there are in excess of three million individuals being treated for epilepsy in Western Europe and Japan, with over 210,000 new cases diagnosed each year. In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 20% of these patients suffer from refractory partial onset seizures.

    The medical, psychological, sociological and financial implications of refractory epilepsy can be profound for individuals and their families. Seizures can be severely debilitating and may result in major irreversible morbidity (lasting complications or side effects). Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness, and death as the result of severe seizures. Personal implications of epilepsy may include suffering the side effects of AEDs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver's license. Societal implications of epilepsy include the loss or underutilization of potentially productive citizens and the cost of long-term public assistance for those disabled by epilepsy. Epilepsy patients, in general, and refractory patients, to a greater extent, experience a significantly higher mortality rate than the general population.

TRADITIONAL EPILEPSY THERAPIES

    Traditionally, there have been two courses of treatment available to persons suffering from epilepsy: drug therapy and surgery. The efficacy of these treatments depends in part upon the type of seizures from which a patient suffers. The efficacy of drugs and surgery for patients suffering from partial onset seizures is highly variable.

    DRUG THERAPY. AEDs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. There are eight drugs predominately used for the treatment of epilepsy which are used either alone or in combination. Lack of patient compliance, which is typical of chronic drug therapy, inherently reduces the efficacy of a drug therapy regimen. In addition, side effects are common with AEDs. Side effects range from debilitating central nervous system conditions such as drowsiness, confusion and cognitive impairment to life-threatening hematologic reactions or liver failure. Women taking AEDs are more likely to bear infants with birth defects than the general population. Children receiving AED therapy often experience learning difficulties. Since 1993, four new AEDs have received FDA approval. No other major AEDs have been introduced in the United States since 1978. While each of these AEDs demonstrates some efficacy or tolerability benefits when compared with other AEDs, the Company believes that none of these AEDs appears to provide significantly improved clinical outcomes. See "--Competition."

    SURGICAL TREATMENT. When drug therapy is not effective, the other traditional treatment alternative has been surgical removal of the portion of the brain where seizures originate. Surgical treatment of epilepsy has been proven safe and beneficial for a limited number of patients. However, only approximately 1,500 epilepsy surgeries are performed per year in the United States. The Company believes that the low number of surgeries is attributable to several factors, including: the extensive evaluation and testing required to screen candidates for surgery and to localize the source of the seizures; the risks of morbidity and mortality associated with brain surgery; the uncertainty of long-term benefits; the non-reversible nature of the procedure; and the cost of evaluation, testing and surgery, which is reported to be approximately $60,000 in many cases.

THE CYBERONICS SOLUTION

    The Company's FDA approved NCP System is the only currently approved medical device alternative for treating epilepsy. The NCP System delivers an electrical signal through an implantable lead to the left vagus nerve in the patient's neck on a chronic, intermittent basis. Stimulation may also be initiated by the patient with a hand held magnet.

    The Company believes that a successful new therapy for refractory epilepsy should be clinically proven, provide significant seizure control, be safe and tolerable with few side effects, provide long-term benefits and be easy for the physician to prescribe and for the patient to use. Based on the results of its preclinical studies, mechanism of action research and seven human clinical trials, the Company believes that the NCP System meets these criteria:

        CLINICALLY PROVEN. To date over 1,000 patients have accumulated in excess of 2,000 patient years of treatment experience with the NCP System. On July 16, 1997, the NCP System was approved by the FDA for use as an adjunctive therapy in reducing frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs.

        SIGNIFICANT SEIZURE CONTROL. In the Company's two randomized, parallel, double blind active control studies, the treatment groups reported a mean seizure reduction of approximately 24% and 28% during the three month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity.

        WELL-TOLERATED SIDE EFFECTS. The side effects associated with the NCP System are generally mild, localized and stimulation related. They include hoarseness, coughing, a feeling of shortness of breath and throat pain. The NCP System has not been associated with the debilitating central nervous system side effects which frequently accompany AEDs. Additionally, over time, a significant percentage of patients continued to use the therapy attesting to its tolerability. See "--Clinical Trials."

        LONG-TERM EFFICACY. Long-term follow-up data, although derived from an uncontrolled protocol, on the 253 patients in the Company's first four studies suggests that efficacy is maintained and for certain patients improves over time when the NCP System is used as an adjunctive therapy with drugs as part of a patient's optimized long-term treatment regime. Analysis of this pooled data showed that the median percent seizure reduction increased from 17% in the first three months to 44% after 18 months of treatment. See "--Clinical Trials."

        EASY TO USE. The implantation procedure is a straightforward, fully reversible procedure which takes between 30 minutes and two hours, does not involve the brain and has been performed by surgeons with a variety of specializations. Additionally, the NCP System does not interact with existing therapies and, because the NCP System provides continuous stimulation without patient (or caregiver) administration, full compliance is assured. Moreover, a patient can use a magnet to temporarily override the pre-programmed stimulation cycle to activate on-demand therapy if the patient senses the onset of a seizure.

VAGUS NERVE STIMULATION WITH THE CYBERONICS NCP SYSTEM

    The NCP System is a proprietary, integrated system consisting of an implantable device that delivers an electrical signal to an implantable lead which is attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism of action research suggest that intermittent stimulation of the left vagus nerve in the neck activates a number of structures and increases blood flow in several areas of the brain. These studies have also shown that stimulation of the left vagus nerve is effective in blocking seizures and results in persistent or carryover antiepileptic effects which increase with chronic stimulation.

    The NCP System consists of the NCP Generator, the vagus nerve lead, the programming wand and software and the tunneling tool. The NCP Generator and vagus nerve lead are surgically implanted in a procedure which takes from 30 minutes to two hours, during which time the patient is typically under general anesthesia. The NCP Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The vagus nerve lead is connected to the NCP Generator and attached to the vagus nerve in the lower left side of the patient's neck. The patient is generally admitted to the hospital the day of surgery and discharged the following day.

    The NCP System delivers vagus nerve stimulation therapy on a chronic, intermittent basis. These stimulation parameters are preprogrammed by the treating physician. The standard stimulation parameters recommended by the Company are a 30 second period of stimulation, followed by a five minute period without stimulation. To optimize patient treatment, the pulse width, output current, signal frequency and stimulation duration and intervals of the NCP Generator can be noninvasively programmed and adjusted by the treating physician with a personal computer using the Company's programming wand and software. In addition, the patient can use a small, hand held magnet which is provided with the NCP Generator to manually activate or deactivate stimulation. On-demand therapy can be useful for those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity of seizures.

[Illustration showing placement of the NCP System in a patient and a description of its components]

    NCP GENERATOR. The NCP Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the vagus nerve lead to deliver electrical signals to the vagus nerve. The NCP Generator approved for use in the United States employs a battery and has an expected life of approximately 4.5 years at standard stimulation parameters. The Company has begun to sell an NCP Generator outside of the United States which employs a battery which has an estimated life of approximately 6.5 years at standard stimulation parameters. The Company intends to seek FDA approval to market this newer NCP Generator in the United States. Upon expiration of the battery, the NCP Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia.

    VAGUS NERVE LEAD. Cyberonics has licensed a proprietary nerve lead to convey the electrical signal from the NCP Generator to the vagus nerve. The lead incorporates patented electrodes which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead's two electrodes and anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest where it is attached to the NCP Generator. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

    PROGRAMMING WAND AND SOFTWARE. The Company's proprietary programming wand and software are used to transmit programming information from a personal computer to the NCP Generator via electromagnetic signals. Programming capabilities include modification of the NCP Generator's programmable parameters (pulse width, output current, signal frequency and stimulation duration and interval), and storage and retrieval of telemetry data. The NCP programming wand can be connected to an industry standard personal computer using a serial connector.

    TUNNELING TOOL. The tunneling tool is a disposable surgical tool designed to be used during surgical placement of the vagus nerve lead. The tool is used for subcutaneous tunneling of the lead assembly between the nerve site in the neck and the NCP Generator site in the chest.

    The total cost of the NCP System to the patient, including the implant procedure, is projected to be between approximately $13,000 and $18,000. This projected cost includes approximately $8,000 for the NCP System plus hospital costs and physician fees, which vary depending upon the implanting center.

CLINICAL TRIALS

    The Company began trials of the NCP System for the treatment of refractory partial onset seizures in November 1988. As of June 30, 1997, a total of seven clinical studies have been conducted, consisting of five controlled acute phase studies involving over 450 patients, a long-term follow-up study involving 253 patients, and a mortality study involving approximately 791 patients with 1,335 patient years of experience. A total of 45 centers participated in these studies, including 40 in the United States, two in Germany and one each in Canada, Holland and Sweden. Of the five controlled acute phase studies, two were randomized, parallel, double blind, active control studies, similar in design to AED trials. These two studies, E03 and E05, involved 388 enrolled and 310 implanted patients who were included in the efficacy analysis. The duration of the baseline and treatment periods in both studies was three months. The following table summarizes the Company's five acute phase clinical studies:

   -----------------------------------------------------------------------------------

                                     DESIGN/               NUMBER OF PATIENTS INCLUDED
   STUDY         DATE            SEIZURE TYPE(S)               IN EFFICACY ANALYSIS
  E01/E02        1988             Single blind/                         14
                                Partial seizures
    E03       1990-1992     Double blind, randomized/                  114
                                Partial seizures
    E04       1991-1995        Open label safety/                      116
                                  All seizures
    E05       1995-1996     Double blind, randomized/                  196
                                Partial seizures

    ACUTE PHASE EFFICACY. The primary efficacy objective of the Company's double blind randomized acute phase clinical studies was to demonstrate a between group difference in mean and/or median percent change in seizure frequency between patients treated with "High" stimulation (stimulation believed to be at therapeutic levels for seizure reduction) and "Low" stimulation (stimulation believed to be at subtherapeutic levels). The primary efficacy outcome was achieved in both E03 and E05. In the longitudinal studies, E01, E02 and E04, the primary efficacy outcome was a within group difference in mean or median percent change in seizure frequency compared to baseline. These longitudinal studies also achieved their primary efficacy objectives. The following table summarizes the mean and median percentage seizure reduction rates of the treatment groups of the Company's five acute phase studies:

                                                                            PERCENTAGE SEIZURE
                                                                           REDUCTION RATES FOR
                                                                             TREATMENT GROUP
                                                                         ------------------------
STUDY                                                                       MEAN        MEDIAN
-----------------------------------------------------------------------  -----------  -----------
E01....................................................................       24.3%        31.6%
E02....................................................................       39.9%        48.1%
E03....................................................................       23.6%        22.6%
E04....................................................................        7.0%        21.8%
E05....................................................................       27.9%        23.4%

    ADVERSE EVENTS, SIDE EFFECTS. The two randomized, parallel studies, E03 and E05, involved 314 patients who accumulated total acute phase and long-term follow-up exposure of 591 years. The most frequently reported side effects were: voice alteration/hoarseness which was reported by 50% of patients at least once during the acute and extension phases, cough which was reported by 41% of patients, throat pain/discomfort which was reported by approximately 27% of patients, and dyspnea, a feeling of shortness of breath, which was reported by 18% of patients at least once in the E03 and E05 acute and extension phases. The NCP System side effects were generally rated as mild, reportedly occurred only during actual stimulation and were reported less frequently over time. No adverse effects of vagus nerve stimulation on the heart, lungs or stomach were observed in any of the studies. The NCP System also did not produce the debilitating central nervous system conditions such as drowsiness, confusion and cognitive impairment commonly associated with AEDs.

    LONG-TERM EFFICACY. In addition to the acute phase studies, the Company also provided the FDA with long-term follow-up data on the 253 E01 through E04 study patients. The long-term data comes from an uncontrolled open label protocol where both AEDs and NCP device settings were allowed to be changed. In the Company's long-term follow-up on patients in studies E01 through E04, a total of 238 out of a possible 251 completed one year of therapy (95%); 142 out of 172 completed two years of therapy (83%); and 88 out of 126 completed three years of therapy (70%).

    Long-term efficacy results, although derived from an uncontrolled protocol, indicate that efficacy is maintained and, for many patients, improves during the first 18 months when the NCP System is used as adjunctive therapy with drugs as part of an optimized treatment regimen. The pooled E01 through E04 results indicate that the median percent seizure reduction increased from 17.1% at the end of the three month acute phase to a median reduction of 44.3% after 18 months of treatment. The percent of patients reporting a greater than 50% reduction compared to baseline showed a similar improvement. The pooled results indicate that 25.0% of the pooled patients reported a greater than 50.0% reduction after three months of treatment and that 42.9% of patients reported a greater than 50.0% reduction after 18 months.

    Although available long-term clinical data reveal continuing improved efficacy over the first 18 months of use, this data indicates that improvement stabilizes thereafter. Data regarding the longer term safety and efficacy of the NCP System are limited. In addition, although the Company has theories as to why vagus nerve stimulation reduces epileptic seizures, uncertainty still exists as to the basic mechanism that provides positive therapeutic effects. There can be no assurance that the efficacy of the treatment will continue to improve or will not decline over time, or that long-term operation of the NCP System will not produce adverse side-effects or cause harm or death to patients. Any such negative long term effects could adversely affect the regulatory status and/or market acceptance of the NCP System and thus adversely affect the Company's business, financial condition and results of operations.

    DEVICE COMPLICATIONS. During the Company's clinical trials, technical complications occurred due to lead wire fractures, battery depletion and NCP Generator malfunctions. Two significant generator complications occurred. One generator malfunction occurred in 1991 which resulted in permanent paralysis of one patient's left vocal cord. This malfunction was reported to the FDA as a serious adverse event. Subsequent design changes were made and, since those changes, no similar malfunctions have occurred. The second generator malfunction was premature battery depletion due to an unexplained transient high current drain which had no adverse effect on the patient. No similar malfunctions have occurred. Over fifty leads have been verified to have broken or otherwise developed high impedence. The Company made a series of changes in early lead designs to address these issues, and over 500 of the latest generation leads have been implanted with no reported failures due to lead design, materials or manufacturing.

    Although the Company has made several design changes in its generator and leads and has not recently experienced malfunctions or failures, there can be no assurance that there will not be future failures which could result in an unsafe condition in patients. The occurrence of such malfunctioning or other adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of the NCP Generator and/or leads. Any product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

    MORTALITY STUDY. As of June 30, 1997, a total of 17 deaths were reported among the clinical and commercial patients implanted with the NCP System, ten of which were considered to be possible/ probable/definite SUDEP (Sudden Unexplained Death in Epilepsy Patients). Although treatment was underway at the time, no deaths have been linked to the implantation of or stimulation by the NCP System. Based on the 17 deaths, there was a mortality rate in the NCP cohort of 10.3/1,000 patient years and a SUDEP incidence of 3.0/1,000 patient years for definite/probable and 5.0/1,000 patient years for definite/ possible/probable. The mortality rate and SUDEP rates for the NCP cohort are within the ranges expected by a panel of independent experts for a medically refractory epilepsy population. The mortality data was included in the Company's submissions to the FDA in connection with its PMA application.

    FUTURE STUDIES. The Company's intends to sponsor additional clinical trials for the NCP System, initially for additional epilepsy indications such as Lennox- Gastaut Syndrome and generalized seizures and, in the future, for other neurological disorders outside the field of epilepsy which are covered by the Company's method patent portfolio. New clinical trials conducted in the United States will require additional FDA approvals.

STRATEGY

    The Company's strategy is to establish vagus nerve stimulation as a preferred means for treating patients who suffer from refractory partial seizures. The following are key elements of the Company's strategy:

LAUNCH THE NCP SYSTEM IN THE UNITED STATES

    The NCP System received FDA approval for the treatment of epilepsy patients suffering from refractory partial onset seizures in July 1997. The Company intends to launch the NCP System in the United States through a direct sales force that will target the epileptologists and neurologists involved in treating patients suffering from epilepsy. The Company has increased its U.S. sales and marketing staff from 1 professional at June 30, 1996 to 20 professionals at June 30, 1997 and intends to further increase this staffing. In order to create physician awareness and patient demand, the Company plans to implement a multi-faceted marketing approach that includes symposia in the United States to introduce the NCP System, ongoing physician awareness and training programs, education and support of patient advocacy groups such as the Epilepsy Foundation of America, publication of peer-reviewed scientific articles concerning the NCP System and the Company's clinical trials, and dissemination of public information regarding the benefits of the NCP System for patients suffering from epilepsy.

INCREASE INTERNATIONAL MARKET PENETRATION

    In June 1994, the Company was granted regulatory approval to market the NCP System in the twelve-member countries of the European Union. Due to resource constraints, however, the Company did not devote significant resources to marketing the NCP System internationally until fiscal 1997. The Company's sales strategy in international markets is to use a direct sales force in certain key markets and to rely upon distributors to reach additional markets. The Company intends to leverage its United States product launch activities to expand its sales and marketing activities in the European Union member countries and other key international markets.

ESTABLISH REIMBURSEMENT BY THIRD-PARTY PAYORS

    The Company believes that significant market acceptance of the NCP System for the treatment of epilepsy or other indications will require that the treatment be eligible for reimbursement from government and private health care payors in the United States and overseas. The Company is in the process of seeking the appropriate coverage recommendations from government sources and from private payor groups. The Company believes that hospitals will gain adequate reimbursement for the NCP System based on the compelling safety and efficacy of the NCP System, the debilitating nature and annual cost of treating refractory epilepsy, and the efficacy and cost of alternative treatments. See "--Third-Party Reimbursement."

EXPAND RANGE OF TREATABLE INDICATIONS

    The Company believes that additional epilepsy types, including Lennox-Gastaut Syndrome and generalized seizures, as well as severe neurological disorders outside the field of epilepsy, including movement disorders such as essential tremor and Parkinson's disease, chronic pain and migraine headaches, may be amenable to treatment by vagus nerve stimulation with the NCP System. The Company has been granted method patents relating to the use of vagus nerve stimulation for the treatment of these and certain other neurological disorders, and plans to establish a program to discover and develop new applications for the NCP System both within and outside the field of epilepsy. See "--Product Development."

MARKETING AND SALES

    UNITED STATES. The NCP System was approved for sale in the United States on July 16, 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. The Company intends to sell its products through a direct sales force in the United States. As of August 1, 1997 the United States sales and marketing team consisted of sixteen direct sales people (including a Vice President of Sales, four area Directors and eleven territory managers), all of whom have significant medical device sales experience, and three national marketing professionals supported by experienced medical device reimbursement consultants. The Company expects to continue expanding its marketing and sales team as needed.

    The Company's sales and marketing plan focuses on reaching those physicians who treat a large number of refractory partial onset seizure patients. To date, only a limited number of neurologists have experience treating patients with the NCP System throughout the United States. In the United States there are a limited number of neurologists and epileptologists (neurologists who specialize in epilepsy). The Company believes that a subset of these neurologists and epileptologists treat most epileptic patients. The Company intends initially to target these neurologists and epileptologists.

    The Company believes that physician acceptance of new medical products like the NCP System is typically a function of both the clinical utility of the product, as demonstrated by preclinical studies, mechanism of action research and human clinical trials, and the credibility of the data supporting the product's claims regarding safety, efficacy and clinical utility. Resources used to support sales of medical devices, such as the NCP System, include physicians who have used the product, peer reviewed medical journal articles, the Company's Physician's Manual and the data published by the FDA in the Summary of Safety and Effectiveness. The Company intends to use all of these sources to gain acceptance of the NCP System. In addition, in June 1997, the Company sponsored a symposium at the International Epilepsy Congress in Dublin, Ireland, which over 150 physicians attended, and in August 1997, the Company is sponsoring the first North American vagus nerve stimulation symposia in Colorado Springs, Colorado.

    To enhance patient awareness, the Company intends to, among other things, educate and support national, regional and local epilepsy patient advocacy groups, such as the Epilepsy Foundation of America to provide information on the NCP System on web sites, in newsletters, at meetings and via mailing lists. The Company also intends to provide information directly to patients and to work with experienced centers in co-marketing arrangements.

    INTERNATIONAL. Although the Company obtained the CE Mark to sell the NCP System in the member countries of the European Union in June 1994, through the end of calendar 1996, the Company focused its resources and efforts primarily on the clinical trials necessary to gain FDA approval to sell the NCP System in the United States. As a result, the Company until recently devoted only limited resources to international marketing and sales activities. The Company began building its international marketing and sales organization in fiscal 1997. In January 1997, the Company established an International Advisory Board consisting of epileptologists, neurologists, neurosurgeons and clinical scientists from Belgium, France, Germany, Italy, Sweden, the United Kingdom and the United States. As of June 30, 1997, the Company's international sales and marketing organization consisted of nine full time employees and approximately 28 independent distributors. The NCP System was officially launched at the Company's vagus nerve stimulation symposium at the International Epilepsy Congress in Dublin, Ireland on June 28, 1997.

    The NCP System is currently sold by a direct sales force in Germany, France, Austria, Switzerland and the United Kingdom. One of the Company's customers in the United Kingdom, King's College, accounted for approximately 13% of the Company's net sales in fiscal 1997. As of June 30, 1997, the Company had distribution agreements or letters of intent with independent distributors covering 24 countries including, among others, Australia, China, Italy, The Netherlands, Spain and Sweden. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments.

    The Company believes that its success internationally is dependent upon the acceptance of the NCP System by a concentrated number of key opinion-leading epileptologists and neurologists. The Company estimates that there are approximately 200 key opinion-leading epileptologists in Western Europe alone. These opinion leaders treat a large number of refractory patients, have significant influence over the treatment decisions made by secondary centers and are often critical to obtaining approvals for adequate reimbursement coverage in their respective countries. The Company has implemented several programs to target these epileptogists, including the International Advisory Board, international clinical research programs and an international patient registry.

    The Company intends to leverage its United States product launch activities, including the experiences of leading epileptologists and neurologists in the United States to seek market acceptance of the NCP System in other countries. Physicians from the United States familiar with the NCP System have in the past presented their experiences and study results at international symposia, and the Company intends to continue this practice.

    The Company intends to seek additional regulatory and reimbursement approvals in the future in those major markets where the NCP System is not approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, the Company is working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the NCP System if such approvals are obtained. The Japanese clinical trial began in

July 1993. To date, 34 patients have been implanted and treated for an average of 2.5 years. The Company's Japanese distributor expects to submit the results of this study, along with the Company's other clinical trial data, in calendar 1997 to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

MANUFACTURING AND SOURCES OF SUPPLY

    Cyberonics' manufacturing operations are required to comply with the FDA's QSR, which incorporates the agency's former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, the Company is subject to the compliance requirements of ISO 9001 and 9001 certification and CE Mark directives. The Company is audited on a semiannual basis for such compliance. See "--Government Regulation."

    The NCP Generator, which is similar in design and manufacture to a cardiac pacemaker, is comprised of two printed circuit boards and a battery which are hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards by a contract manufacturer using surface-mount technology. The boards are then shipped to the Company for assembly and testing. The assembled electronics are then placed in a titanium case which is shipped to a third-party for laser welding and returned to the Company for attachment of an epoxy header to which the lead connects and for final testing. Sterilization of the NCP Generator is performed by a third-party.

    The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of NCP Systems for clinical investigations and for commercial sales activities in international markets. The Company does not have experience manufacturing the NCP Systems in the volumes that will be necessary to achieve significant commercial sales. The Company is currently negotiating a lease for a new facility, and intends to move all of its manufacturing operations to the new facility, which is expected to begin production in early calendar 1998. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for this change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's QSR and ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. In addition, one of the Company's contract manufacturers has moved its manufacturing operations to a new facility. The Company will be required to obtain FDA approval of for the change in the location of the contractor's manufacturing facility, which generally requires a preapproval inspection by the FDA to determine the contractor's compliance with the QSR. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its or its contract manufacturers' new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company relies upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. The Company periodically experiences discontinuation or unavailability of components, materials and contract services which may require qualification of alternative sources or, if no such alternative sources are identified, product design changes. The Company believes that pursuing and qualifying alternative sources and or redesigning specific components of the NCP System will consume significant Company resources. In addition, such changes generally require regulatory submissions and approvals. Although the Company believes that any such changes will be made without disruption, any extended delays in or inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions which could have a material adverse effect on the Company's ability to manufacture the NCP System on a timely and cost competitive basis, and therefore on its business, financial condition or results of operations.

PRODUCT DEVELOPMENT

    Cyberonics' product development efforts are directed toward improving the NCP System and developing new products which provide additional features and functionality. Product development programs that are underway include ongoing improvements to the NCP Generator, such as reduced size and increased battery life. The Company intends to file an application with the FDA for a battery which has an expected life of approximately 6.5 years at standard stimulation parameters. This unit is already approved for sale in the European market. These and other longer term development activities are expected to be technically challenging and no assurance can be given that they will result in marketable products. The Company will be required to file for the appropriate United States and international regulatory approvals, and undergo clinical trials, in connection with the introduction of improved and new products. See "--Government Regulation."

COMPETITION

    The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. has clinically assessed an implantable signal generator used with an invasive deep brain probe (thalamic stimulation) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

    Cyberonics believes that the primary competitive factors within the epilepsy treatment market are the efficacy and safety of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement and product reliability. The Company believes that the NCP System compares favorably with competitive products as to these factors.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

    Proprietary protection for the Company's products is important to the Company's business. The Company maintains a policy of seeking method and device patents on its inventions, acquiring licenses under selected patents of third parties, obtaining copyrights on its software and other copyrightable materials and entering into invention and proprietary information agreements with its employees and consultants with respect to technology which it considers important to its business. Cyberonics also relies upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

    The Company entered into an exclusive license agreement with Dr. Jacob Zabara, a co-founder of and consultant to the Company, pursuant to which the Company has licensed three United States method patents (and such international counterparts as have been or may be issued) covering the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The License Agreement runs for the term of licensed patents. Pursuant to the license agreement, the Company is obligated to pay Dr. Zabara a royalty equal to the greater of $36,000 per year or 6% of net sales of the NCP System on the first $12 million in cumulative sales, and at the rate of 3% thereafter for the remaining term of the licensed patents.

    The Company entered into a license agreement with Huntington Medical Research Institute pursuant to which the Company has licensed two United States patents (and their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement disorders. Pursuant to the license agreement, as amended, the Company paid an initial license fee of $200,000. In addition, the Company has a renewable option to expand the licensed field-of-use for additional indications for a license fee of $15,000 per indication. Pursuant to the license agreement, the Company is obligated to pay the licensor a royalty of 1% of net sales of NCP Systems using the licensor's standard lead (the Company's vagus nerve lead is a standard lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. The Company also paid royalties during fiscal 1995 and during each of fiscal 1996 and 1997, and has agreed to pay minimum royalties of $35,000 for fiscal 1998 and each fiscal year thereafter for the life of the licensed patents. In fiscal 1997, the Company elected not to make payment of at least $200,000 under this license, and as a result, the licensor may convert the license regarding the bidirectional lead to a non-exclusive license.

    In addition to the license agreements, as of June 30, 1997, the Company had United States patents and patent applications pending covering NCP Generator circuits, electrode designs and various therapeutic applications of vagus nerve stimulation. In addition to movement disorders, recently issued method patents cover the fields of eating disorders, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, motility disorders and chronic pain. The Company has also licensed protection for stimulation of other cranial nerves for most of the above disorders. The Company currently intends to file for a limited extension of the term of one of the medical device and method patents under which it is licensed from Dr. Zabara. The Company has filed counterparts of certain of its key United States patent applications in certain key international jurisdictions.

    There can be no assurance that patents will issue from any of the remaining applications or, if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection of the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other methods of controlling epilepsy by stimulation which do not involve the vagus or other cranial nerves, the stimulation of which is patent protected, or which use electrodes which are not covered by the licensed patents.

    Cyberonics believes that the licenses described above provide it with protection in the United States in the field of cranial nerve stimulation, including vagus nerve stimulation for the control of epilepsy, movement disorders, including Parkinson's disease and essential tremor, and additional indications for which method patents have been issued. The protection offered by the licensed international patents is not as strong as that offered by the licensed United States patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. In addition, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using the NCP System, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is not currently a party to any patent litigation or other litigation regarding proprietary rights and is not aware of any challenge to its patents or proprietary rights.

GOVERNMENT REGULATION

    The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the Company's product are subject to extensive and rigorous regulation in the United States by federal agencies, primarily the FDA, and by comparable state agencies and by other countries. In the United States, the NCP System is regulated as a medical device and is subject to FDA's premarket approval requirements. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into three classes, class I, II or III. New class III devices, such as the NCP System, are subject to the most stringent FDA review, and require submission and approval of a PMA before commencement of marketing, sales and distribution in the United States.

    In July 1997, the Company received FDA approval to market the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to AEDs. While the Company has satisfied FDA's requirements to commence domestic sales of its product, it continues to be subject to FDA's ongoing requirements to maintain regulatory compliance. Additionally, pursuant to the post-market surveillance conditions specified as part of the Company's FDA marketing approval, the Company is required to conduct clinical follow-up on a total of 50 patients during the first five years of stimulation in order to monitor the safety and tolerability of the NCP System. In addition, the Company has been required by the FDA to continue to provide information about which patients benefit most from the device as well as information on any deaths that occur in patients who have the device implanted. There can be no assurance that additional concerns will not be raised by the FDA in the future. The Company's business, financial condition and results of operations are critically dependent upon ongoing compliance with FDA regulations and requirements.

    The Company will be required to obtain FDA approval of a new PMA or PMA supplement before making any change to the NCP System affecting the safety or effectiveness of the device, including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New PMAs and PMA supplements generally require submission of information needed to support the proposed change and often require additional clinical data. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, the Company will be required to obtain the FDA's approval of an IDE before beginning such testing. The Company intends to sponsor additional clinical trials of the NCP System in the United States, initially for additional epilepsy conditions and, in the future, for non-epilepsy neurological disorders. The Company believes that it will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards ("IRBs") established pursuant to FDA regulations. There can be no assurance that the Company will be able to obtain any required FDA or IRB approvals for such clinical trials, the studies will be completed in a timely manner or the data and information obtained will be sufficient to support the filing of a new PMA or PMA supplement for the proposed charges. In addition, international sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The Company has obtained certain foreign governmental approvals, including the European Union "CE" Mark, and has applied for additional approvals. There can be no assurance that the necessary approvals, including approval of new PMAs or supplements to existing PMAs for the NCP System, will be granted on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the withdrawal of previously received approvals, could have a material adverse effect on the business, financial condition and results of operations of the Company.

    The Company also is required to register as a medical device manufacturer with the FDA and state agencies and to list its products with the FDA. The Company has registered as a medical device manufacturer with the FDA. The Company's facilities are subject to inspection on a routine basis by the FDA for compliance with the FDA's QSR and other applicable regulations. The Company also is required to file Medical Device Reports with the FDA for certain product malfunctions or where its device causes or contributes to a death or serious injury. QSR impose procedural and documentation requirements upon the Company with respect to product designs, manufacturing, testing, control, process validation and similar activities. As of June 30, 1997, the Company has been the subject of an FDA pre-PMA approval site inspection, which was completed with no deficiencies noted. Additionally, the Company must comply with various FDA requirements such as those governing advertising, labeling and reporting of adverse experiences with the use of the product. New regulations governing such matters as device tracking and post-market surveillance also may apply to the NCP System. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or the adoption of new requirements could adversely affect the Company's ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The advertising of most FDA-regulated products, including the Company's NCP System, is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

    Clinical testing, manufacture and sale of the Company's products outside of the United States are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States. The Company must comply with its ISO 9001 and 9002 certification, which is similar to the FDA's QSR, and CE Mark directives. The Company is audited on a semiannual basis for such compliance. The Company has received regulatory approval to market the NCP System in the thirteen member countries of the European Union, Canada, and is pursuing other regulatory approvals outside the United States.

THIRD-PARTY REIMBURSEMENT

    The Company's ability to commercialize the NCP System successfully will depend in part on whether third party payors, including private healthcare insurers, managed care plans, the United States government's Medicare and Medicaid programs, and others, agree both to cover the NCP System, and the procedures and services associated with the NCP System, and to reimburse adequately for the costs of the NCP System and the related services.

    In deciding to cover a new therapy, third party payors base their initial coverage decisions on several factors, including, but not limited to, the status of the FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product, and how the product and therapy compares to alternative therapies. The Company believes that, based on all of these factors, the NCP System will achieve favorable coverage decisions by third party payors. The Company has implemented a program to provide third party payors with the clinical and regulatory information that they will need to reach coverage decisions, both by sending materials directly to the payors and by assisting hospitals and physicians in their interactions with the payor. There can be no assurance that third-party payors will view the Company and the NCP System favorably with respect to any of the above factors, which may impede the Company's obtaining favorable coverage decisions on a timely basis, or at all. A failure to achieve favorable coverage decisions for the NCP System in a timely manner could deter patients and their physicians from using the Company's products and could have a material adverse effect on the Company's business, financial condition or results of operations.

    Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. The Company believes that coverage and reimbursement for most epilepsy patients who may be implanted with the NCP System will need to be obtained from third-party private payors. In making decisions about reimbursement amounts, third party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms, including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. Those mechanisms have provided payment levels for many other implantable devices that have been adequate to allow device use and commercial success. Assuming that most payors determine to cover the NCP System and related services, the Company expects that many of these same payment mechanisms will provide reimbursement levels for the NCP System and related services that physicians and hospitals will view as adequate to support use of the NCP System.

    The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses a fixed-payment method (based on Diagnosis Related Groups or DRGs) to pay for hospital inpatient services and uses a resource-based relative value scale to pay for physicians' services. Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. In order to assure adequate reimbursement for all epileptic patients eligible for benefits under Medicare, the Company intends to seek changes in the DRG grouping so that NCP System implant cases would be reclassified to other, higher-paying DRGs.

    The Company has only limited experience in seeking and obtaining coverage and payment approvals from third party payors, and there can be no assurance that the Company would be successful in achieving coverage or adequate reimbursement levels, or any, or that it can obtain new DRG assignments under the Medicare program to cover the complete costs of therapy using the NCP System. If the Company is unsuccessful in achieving coverage or adequate reimbursement levels or in obtaining new DRG assignments, or if hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could have a material adverse effect on the Company's business, financial condition or results of operations.

PRODUCT LIABILITY AND INSURANCE

    The manufacture and sale of the Company's products entails the risk of product liability claims. Although the Company maintains product liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

    As of August 15, 1997, the Company had 69 full-time employees, including 7 in research and development, 9 in clinical and regulatory affairs, 22 in manufacturing and quality assurance, 24 in field sales and 7 in marketing and administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel, including but not limited to its key officers and its Board of Directors. The Company believes its relationship with its employees is good. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire or retain qualified personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

PROPERTIES

    The Company leases approximately 25,000 square feet of office and manufacturing space in Webster, Texas through October 1997 and a sales office in Brussels, Belgium through January 2000. The Company intends to enter into an operating lease agreement for a new domestic office and manufacturing facility totaling approximately 22,000 square feet beginning in October 1997, expanding to approximately 41,000 square feet by March 1998. The Company believes that its current facility, together with its planned additional space, will be adequate to meet its needs at least through June 30, 1999.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CYBX." The high and low sale prices for the Company's Common Stock during Fiscal 1996 and 1997 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                                                                 HIGH        LOW
                                                                               ---------  ---------
FISCAL YEAR ENDED JUNE 30, 1996
First Quarter................................................................  $    6.00  $    4.00
Second Quarter...............................................................  $    8.00  $    4.50
Third Quarter................................................................  $    6.25  $    4.00
Fourth Quarter...............................................................  $    7.50  $    4.25

FISCAL YEAR ENDED JUNE 30, 1997
First Quarter................................................................  $    6.56  $    5.75
Second Quarter...............................................................  $    6.69  $    2.63
Third Quarter................................................................  $    5.13  $    3.25
Fourth Quarter...............................................................  $    9.38  $    4.63

    The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of the Company's Common Stock has in the past been, and may in the future be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the NCP System, product and component supply issues, government approval status, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in estimates of the Company's performance by securities analysts, failure to meet securities analysts' expectations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others may have a significant effect on the market price of the Common Stock. In addition, the price of the Company's stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company's operating performance.

    As of July 31, 1997, there were 155 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data as of June 30, 1997 and 1996, and for each of the years in the three-year period ended June 30, 1997 are derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The selected financial data as of June 30, 1995, 1994 and 1993 and for the years ended June 30, 1994 and 1993 are derived from audited financial statements not included herein.

                                                               YEAR ENDED JUNE 30,
                                  ------------------------------------------------------------------------------
                                       1997            1996            1995            1994            1993
                                  --------------  --------------  --------------  --------------  --------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net sales.......................  $    1,372,005  $    1,416,965  $      966,989  $      399,689  $      149,775
Cost of goods sold..............         372,180         411,562         347,457         117,835          50,463
                                  --------------  --------------  --------------  --------------  --------------
Gross profit....................         999,825       1,005,403         619,532         281,854          99,312
Operating expenses:
  Research and development......       6,549,474       8,024,502       5,678,024       4,323,671       3,390,037
  Selling, general and
    administrative..............       5,933,852       3,420,111       2,906,589       2,519,037       2,154,070
                                  --------------  --------------  --------------  --------------  --------------
    Total operating expenses....      12,483,326      11,444,613       8,584,613       6,842,708       5,544,107
Interest income, net............         436,813         423,044         688,909         629,993         326,408
Other (expense) income, net.....        (198,143)        (97,084)         37,362           5,136          (3,333)
                                  --------------  --------------  --------------  --------------  --------------
Net loss........................  $  (11,244,831) $  (10,113,250) $   (7,238,810) $   (5,925,725) $   (5,121,720)
                                  --------------  --------------  --------------  --------------  --------------
                                  --------------  --------------  --------------  --------------  --------------
Net loss per share..............  $        (0.93) $        (1.06) $         (.79) $         (.66) $         (.65)
                                  --------------  --------------  --------------  --------------  --------------
                                  --------------  --------------  --------------  --------------  --------------
Shares used in computing net
  loss per share................      12,030,171       9,513,038       9,218,008       8,945,968       7,882,857
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
  marketable securities.........  $    8,123,456  $    2,201,962  $   11,852,619  $   18,468,154  $   24,385,755
Working capital.................       7,763,480       1,042,396       8,988,373       9,676,289      20,489,855
Total assets....................      10,249,737       3,948,043      13,560,593      19,756,148      25,195,514
Accumulated deficit.............     (49,167,002)    (37,922,171)    (27,808,921)    (20,570,111)    (14,644,386)
Common stockholders' equity.....  $    8,421,472  $    1,465,050  $   11,443,555  $   18,503,398  $   24,134,127

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF IMPORTANT FACTORS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE COMPANY'S RESULTS, PLEASE REFER TO THE BUSINESS SECTION AND FINANCIAL STATEMENT LINE ITEM DISCUSSIONS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

    Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an IDE from the FDA. The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had minimal revenues to date, primarily consisting of sales to clinical investigators and international sales, and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through June 30, 1997, the Company incurred a cumulative net deficit of approximately $49.2 million.

    Cyberonics was granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and also has permission to sell in certain other international markets. However, through fiscal 1996, the Company devoted only limited resources to marketing and sales activities internationally, and only in early fiscal 1997 began initiating significant marketing and sales activities. International sales of the NCP System have been limited to date.

    Cyberonics is engaged in obtaining reimbursement approvals from the various health care provider systems in the United States and in key international markets, and has received reimbursement approvals from certain payment authorities in a limited number of international markets. The Company does not expect to achieve significant sales unless and until additional reimbursement approvals are obtained for the NCP System.

    The Company expects to incur substantial costs related to sales and marketing activities associated with United States and international market entry, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. It is expected that there will be a significant delay between the increased levels of spending and any resulting increase in revenues. Accordingly, the Company expects to remain unprofitable through at least the fiscal year ending June 30, 1999. There can be no assurance that the Company will become profitable after that time or, that if it becomes profitable, it will remain so in future periods. Furthermore, the Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred as the Company expands its sales and marketing efforts, availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales and ability to achieve acceptable manufacturing yields and costs.

RESULTS OF OPERATIONS

    NET SALES. Net sales for the fiscal year ended June 30, 1997 totaled $1.4 million compared to $1.4 million and $967,000 for the years ended June 30, 1996 and 1995, respectively. The substantial majority of sales in each period presented were derived from international markets where the Company had regulatory approval to sell the NCP System. Through fiscal 1997, domestic sales have depended entirely upon the Company's conducting clinical trial activities under arrangements with certain investigational centers, some of which receive research funding from the Company. Domestic sales made in connection with such clinical studies have been limited to date and, in certain cases, have been made pursuant to risk-sharing provisions. Sales made under risk-sharing arrangements are deferred until Cyberonics receives payment from the centers and the centers in turn receive third-party reimbursement or satisfy other terms set forth in their respective arrangements. International sales were $1.3 million, $1.3 million and $763,000 in fiscal 1997, 1996 and 1995, respectively, while domestic sales, net of risk sharing provisions, were $24,000, $110,000 and $204,000 in such periods. In July 1997, the Company received FDA approval to market the NCP System in the United States. Although the Company may utilize risk-sharing arrangements in connection with clinical trials for additional indications for the NCP System, the Company expects that such revenues will not represent a material component of its net sales in any future period. While the Company currently has regulatory approval to sell the NCP System in the United States and in a number of significant key international markets, significant increases in sales will be dependent upon achieving market acceptance for the NCP System and upon obtaining reimbursement approval in key markets.

    GROSS PROFIT. Cost of sales consist primarily of direct labor, allocated manufacturing overhead and the acquisition cost of raw materials and components. In addition, the Company is obligated to pay royalties ranging from 7% to 7.75% on the first $12 million in cumulative net sales, and from 4% to 4.75% thereafter. Expenses related to royalty obligations under the Company's license agreements totaled $46,000 during each of the years ended June 30, 1997, 1996 and 1995, and will continue at or above this level in future years. The Company will include substantially all royalties in cost of sales in future periods.

    The Company's gross margin percentage was 72.9% for the year ended June 30, 1997 compared to 71.0% and 64.1% for fiscal 1996 and 1995, respectively. The fiscal 1997 increase is attributable primarily to a shift in international sales mix toward markets where the Company sells its products directly, resulting in higher average selling prices and consequently, higher gross margins. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between direct and distributor sales, the NCP System's selling price and the levels of production volume.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $6.5 million, $8.0 million and $5.7 million during the years ended June 30, 1997, 1996 and 1995, respectively. The Company's research and development spending decreased during fiscal 1997 as the Company completed its confirmatory clinical trial. The increased level of research and development expenditures in 1996 over 1995 was due primarily to the costs associated with the Company's confirmatory clinical trial which was at its peak level of activity during fiscal 1996. The Company intends to conduct clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in future periods depending primarily upon the level of clinical trial activity.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $5.9 million, $3.4 million and $2.9 million during the years ended June 30, 1997, 1996 and 1995, respectively. The continued increases from year to year were primarily due to expanded international market development activities and, during the second half of fiscal 1997, preparations for United States product launch. The Company began expanding its sales and marketing staff in late calendar 1996 and early 1997 to more actively pursue international sales and in anticipation of FDA approval in the United States and expects to add further sales and marketing personnel during fiscal 1998. The Company also expects to add administrative personnel in anticipation of higher levels of business activity. Accordingly, the Company expects its sales, general and administrative expenses to increase substantially in absolute amount over the fiscal 1997 level.

    INTEREST INCOME, NET. Net interest income totaled $437,000, $423,000 and $689,000 during the years ended June 30, 1997, 1996 and 1995, respectively. Interest income increased in fiscal 1997 over fiscal 1996 as a result of higher average cash and investment balances during fiscal 1997 due to investment of the proceeds from private placements of Common Stock completed during fiscal 1997. The decrease in interest income in 1996 compared to 1995 resulted from lower average cash and investment balances available for investment during 1996.

    OTHER (EXPENSE) INCOME, NET. Other income (expense) totaled $(198,000), $(97,000) and $37,000 during the three years ended June 30, 1997, 1996 and 1995, respectively. For each of these years, other income (expense) consisted of net gains and losses resulting from foreign currency fluctuations.

    INCOME TAXES. At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $42.2 million which expire during the years 2003 through 2012, and tax credit carryforwards of approximately $1.3 million for federal income tax purposes which expire during the years 2006 through 2012. Due to its net operating loss history, to date the Company has established a valuation allowance to fully offset its deferred tax assets, including those related to its carryforwards, resulting in no income tax benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through February 1993, the Company financed its operations primarily through private placements of its securities through which it raised approximately $16.5 million in net proceeds. In February 1993, the Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. In July 1996, the Company raised an additional $11.2 million in net proceeds in a sale of 2,181,818 shares of its Common Stock to St. Jude and, in March 1997, the Company raised an additional approximately $6.8 million in a sale of 1,534,374 shares of its Common Stock in a private placement. Additionally, through June 30, 1997, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. The Company had no short-or long-term borrowings outstanding at June 30, 1997, and had no credit facilities available at that time.

    The Company expects to incur substantial additional costs related to sales and marketing activities associated with United States and international market entry, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control, including the nature and timing of marketing and sales activities and the nature and timing of additional clinical trials for additional indications, both within and outside the field of epilepsy. Moreover, the Company's ability to generate income from operations will be dependent upon obtaining reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System.

    During fiscal 1997, the Company used approximately $12.0 million in cash in operating activities. During the fiscal year, inventories increased to $1.0 million from $672,000 at June 30, 1996 as the Company built inventory levels in anticipation of higher levels of manufacturing and sales activities. During fiscal 1997, the Company raised approximately $18.0 million from the sale of Common Stock in two private placement transactions, one of which (approximately $11.2 million) was completed in July 1996 and the other (approximately $6.8 million) was completed in March 1997.

    The Company's liquidity will continue to be reduced as amounts are expended for expansion of sales and marketing activities, manufacturing expansion, continuing clinical trials and related regulatory affairs, and product and process development. Although the Company has no firm commitments, the Company expects to make capital expenditures of approximately $1.6 million during the remainder of fiscal 1998 and approximately $3.0 million in fiscal 1999, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

    The Company believes that its current resources, combined with the proceeds from an anticipated public offering of Common Stock, will be sufficient to fund its operations at least through June 30, 1999. This estimate is based on certain assumptions, which may not hold true, including the timely completion of a financing. There can be no assurance that such financing will be completed on a timely basis, or at all, or that proceeds from such financing, if any, combined with the Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements through June 30, 1999. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international and domestic sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise additional capital when needed or that the terms upon which capital will be available will be favorable to the Company.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    See Note 1 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    RELIANCE ON SINGLE PRODUCT. The Company has only one product, the NCP System, which has been approved by the FDA only for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to antiepileptic drugs ("AEDs"). The Company does not expect to have any other product or approved indication for the NCP System for the foreseeable future. Although the Company has been able to sell the NCP System in certain countries in Europe since 1994 and recently received United States FDA approval and Canadian approval, it is only now in the process of initiating full-scale marketing and sales efforts in the United States and other countries. The Company's inability to commercialize successfully the NCP System would have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY OF MARKET ACCEPTANCE. Although the NCP System was approved for commercial sale in a number of European countries beginning in 1994, the Company has sold, through June 30, 1997, a limited number of NCP Systems. Market acceptance of the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in approximately 1,000 patients through June 30, 1997, it provides a new form of therapy with which many physicians are unfamiliar. The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure of the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    HISTORY OF LOSSES; PROFITABILITY UNCERTAIN; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has incurred net losses and accumulated a deficit of approximately $49.2 million through June 30, 1997. In July 1997, the Company received FDA marketing approval which permits the Company to sell the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of refractory partial onset seizures in patients over twelve years of age. In addition, the Company has obtained "CE Marking," the designation of market approval now accepted by all European Union member countries, for its NCP System which, when combined with approvals from Canada and certain other countries, permits the Company to sell the NCP System internationally. Even with these marketing approvals, there can be no assurance that the Company will be able to generate adequate sales to achieve profitability in the future. In addition, in order to develop these markets, the Company will incur substantial marketing and sales expenses. The amount and timing of anticipated expenditures will depend on numerous factors, including the nature and timing of marketing and sales activities, the expansion of the Company's manufacturing capabilities, the nature and timing of additional clinical trials, and the Company's product development efforts.

    The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, timing of any approvals for reimbursement by third-party payors, the rate and size of expenditures occurred as the Company expands its sales and marketing efforts and availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales.

    LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The Company's ability to commercialize the NCP System successfully will depend in part on whether third-party payors, including private healthcare insurers, managed care plans, the United States government's Medicare and Medicaid programs, and others, agree both to cover the NCP System, and the procedures and services associated with the NCP System, and to reimburse adequately for the costs of the NCP System and the related services.

    In deciding to cover a new therapy, third-party payors base their initial coverage decisions on several factors, including, but not limited to, the status of the FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product, and how the product and therapy compares to alternative therapies. There can be no assurance that third-party payors will view the Company and the NCP System favorably with respect to any of the above factors, which may impede the Company's obtaining favorable coverage decisions on a timely basis, or at all. The Company has only limited experience in seeking and obtaining coverage decisions from third-party payors. A failure to achieve favorable coverage decisions for the NCP System in a timely manner could deter patients and their physicians from using the NCP System and could have a material adverse effect on the Company's business, financial condition or results of operations.

    Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. The Company believes that coverage and reimbursement for most epilepsy patients who may be implanted with the NCP System will need to be obtained from third-party private payors. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms, including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses a fixed-payment method (based on Diagnosis Related Groups or "DRGs") to pay for hospital inpatient services and uses a resource-based relative value scale to pay for physicians' services. Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pay hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. In order to assure adequate reimbursement for all epileptic patients eligible for benefits under Medicare, the Company intends to seek changes in the DRG grouping so that NCP System implant cases would be reclassified to other, higher-paying DRGs. The Company has only limited experience in seeking and obtaining coverage and payment approvals from third-party payors, and there can be no assurance that the Company would be successful in achieving coverage or adequate reimbursement levels, or any, or that it can obtain new DRG assignments under the Medicare program to cover the complete costs of therapy using the NCP System. If the Company is unsuccessful in achieving coverage or adequate reimbursement levels or in obtaining new DRG assignments, or if hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Third-Party Reimbursement."

    LIMITED MARKETING AND SALES EXPERIENCE. Although the Company has had approval to market the NCP System in the member countries of the European Union since 1994, it has only recently received FDA approval to commercialize the NCP System in the United States and, consequently, it has limited experience in marketing, direct sales and distribution. The Company has recently established a marketing and sales force for the United States market, but no assurance can be given that the Company's direct marketing and sales force will succeed in promoting the NCP System to patients, health care providers or third-party payors. The Company believes that, to market its products directly, it must employ a marketing and sales force with technical expertise. In addition, due to the limited market awareness of the NCP System, the Company believes that the sales process could be lengthy, requiring the Company to educate patients, health care providers and third-party payors regarding the clinical benefits of the NCP System. In addition, in certain international territories, the Company relies, and intends to continue relying, upon independent distributors. There can be no assurance that the Company will be able to recruit and retain skilled marketing and sales personnel or foreign distributors, or that the Company's marketing efforts will be successful. Failure by the Company to market successfully the NCP System would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-- Marketing and Sales."

    LIMITED MANUFACTURING EXPERIENCE. The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations and for commercial sales activities in international markets. The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. The Company is currently negotiating a lease for a new facility, and intends to move all of its manufacturing operations to the new facility, which is expected to begin production in early calendar 1998. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for this change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's Quality System regulations ("QSR") and ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. In addition, one of the Company's contract manufacturers has moved its manufacturing operations to a new facility. The Company will be required to obtain FDA approval for the change in the location of the contractor's manufacturing facility, which generally requires a preapproval inspection by the FDA to determine the contractor's compliance with the QSR. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its or its contract manufacturers' new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Manufacturing and Sources of Supply."

    DEPENDENCE ON KEY SUPPLIERS AND MANUFACTURERS. The Company relies upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. The Company periodically experiences discontinuation or unavailability of components, materials and contract services which may require qualification of alternative sources or, if no such alternative sources are identified, product design changes. The Company believes that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System, when necessary, could consume significant Company resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions. These delays could have a material adverse effect on the Company's ability to manufacture the NCP System on a timely and cost competitive basis, and therefore on its business, financial condition or results of operations. See "Business--Manufacturing and Sources of Supply."

    RISK OF PRODUCT RECALL. The NCP System includes a complex electronic device and lead designed to be implanted in the human body. Component failures, manufacturing errors or design defects could result in an unsafe condition in patients. The occurrence of such problems or other adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of NCP Generators and/or leads. In 1991, a failure of an NCP System caused permanent paralysis of one patient's left vocal cord. In addition, several patients experienced vagus nerve lead failures which, although not harmful to the patient, reduced the efficacy of the treatment and required replacement. Since the occurrence of these failures, changes have been made to the Company's product designs and no similar failures have been reported to the Company. There can be no assurance, however, that the Company will not experience similar or other product problems or that the Company will not be required to recall products. Any product recall could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Clinical Trials" and "--Government Regulation."

    DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to obtain and maintain patent and other intellectual property protection for the NCP System and its improvements, and for vagus nerve stimulation therapy. To that end, the Company has acquired licenses under certain patents and intends to seek patents on its own inventions used in its products and treatment methods. The process of seeking patent protection can be expensive and time consuming and there can be no assurance that patents will issue from the currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of the Company's technology, or any commercial advantage to the Company.

    Cyberonics believes that the licenses held by the Company provide it with protection in the United States in the field of cranial nerve stimulation, including vagus nerve stimulation for the control of epilepsy, movement disorders, including Parkinson's disease and essential tremor, and additional indications for which method patents have been issued. The protection offered by the licensed international patents is not as strong as that offered by the licensed United States patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. In addition, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using the NCP System, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that any required license would be available on acceptable terms, if at all. See "Business-- Patents, Licenses and Proprietary Rights."

    COMPETITION; RAPID TECHNOLOGICAL CHANGE. The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. has clinically assessed an implantable signal generator used with an invasive deep brain probe (thalamic stimulation) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Competition."

    MANAGEMENT OF GROWTH. In connection with the commercialization of the NCP System in the United States, the Company has begun and intends to continue to significantly expand the scope of its operations, in particular in manufacturing, marketing and sales. Such activities have placed, and may continue to place, a significant strain on the Company's resources and operations. The Company's ability to effectively manage such growth will depend upon its ability to attract, hire and retain highly qualified employees and management personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems, of which there can be no assurance. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Employees."

    PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE. The manufacture and sale of the NCP System entails the risk of product liability claims. Although the Company maintains product liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Product Liability and Insurance."

    GOVERNMENT REGULATION. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the United States by federal agencies, primarily the FDA, and by comparable state agencies. The NCP System is regulated as a medical device by the FDA and is subject to the FDA's premarket approval ("PMA") requirements. In July 1997, the Company received FDA approval to market the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. Nonetheless, in the future, it will be necessary for the Company to file PMA supplements, and apply for additional regulatory approvals, possibly including new investigational device exemptions ("IDEs") and additional PMAs, for other applications of the NCP System and for modified or future-generation products. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future regulatory approvals. There can be no assurance that the Company will be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the NCP System could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Government Regulation."

    FUTURE CAPITAL REQUIREMENTS. Although the Company believes that its current resources, together with the proceeds from an anticipated public offering of Common Stock, will be sufficient to meet its capital requirements at least through June 30, 1999, there can be no assurance that the Company will not require additional financing either before or after that date. This estimate is based on certain assumptions, which may not hold true, including the timely completion of a financing. There can be no assurance that such financing will be completed on a timely basis, or at all, or that proceeds from such financing, if any, combined with Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements through June 30, 1999. The Company's future capital requirements will depend upon numerous factors, including the extent and timing of future product sales, the scale-up of the Company's manufacturing facilities, and the nature, timing and success of clinical trials for additional indications for the NCP System. Such financing, if required, may not be available on satisfactory terms, or at all. Lack of access to sufficient financing would impair the Company's ability to fully pursue its business objectives, which could have a material adverse effect on the Company's business, financial condition or results of operations.

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Although the NCP System has been approved for commercialization in the European Union countries since 1994, the Company has not generated significant revenues from such countries to date. The Company currently is expanding its marketing and sales activities in international markets. There can be no assurance that the Company will successfully increase international sales or that the Company will be successful in obtaining reimbursement or any regulatory approvals required in foreign countries. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition or results of operations. The anticipated international nature of the Company's business is also expected to subject the Company and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or where the NCP System is sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition or results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. In particular, the European Patent Convention prohibits patents covering methods for the treatment of the human body by surgery or therapy. See "Business--Patents and Proprietary Rights" and "--Government Regulation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-18 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of the Company, their ages as of August 15, 1997, and certain additional information about them, are as follows:

NAME                            AGE                       POSITION
------------------------------  ---   -------------------------------------------------
Robert P. Cummins.............  43    President and Chief Executive Officer
Reese S. Terry, Jr............  55    Chairman of the Board, Executive Vice President
                                        and Secretary
John K. Bakewell..............  36    Vice President, Finance and Administration and
                                        Chief Financial Officer
Michael D. Dale...............  38    Vice President, Global Sales
William H. Duffell, Jr.,        37    Vice President, Clinical and Regulatory Affairs
  Ph.D........................
Stephen D. Ford...............  47    Vice President, Manufacturing
Shawn P. Lunney...............  34    Vice President, Marketing
Stanley H. Appel, M.D.........  64    Director
Tony Coelho...................  55    Director
Thomas A. Duerden, Ph.D.......  67    Director
Michael J. Strauss, M.D.......  44    Director

    Mr. Cummins became a director of the Company in June 1988. He was appointed President and Chief Executive Officer of the Company in September 1995. Until September 1995, he was also a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Mr. Cummins is also a director of Sigma Circuits Inc., a manufacturer of electronic interconnect products.

    Mr. Terry co-founded the Company in December 1987 and served as a Director and Chief Executive Officer of the Company until February 1990, when he became Chairman of the Board and Executive Vice President. Mr. Terry has also served as Secretary of the Company from its inception and as President of the Company for four months in 1995. From 1976 to 1986, Mr. Terry held executive positions with Intermedics, Inc., a medical device and electronics company, including serving as Vice President of Engineering, Vice President of Corporate Technical Resources and, most recently, as Vice President of Quality.

    Mr. Bakewell joined the Company as Vice President, Finance and Administration and Chief Financial Officer in May 1993. Prior to joining the Company, Mr. Bakewell held the position of Chief Financial Officer with Zeos International, Ltd., a manufacturer and direct marketer of personal computers and related products from October 1990 until May 1993. From May 1988 to October 1990, Mr. Bakewell served as Manager with the Entrepreneurial Services Group of Ernst & Young, an international accounting firm. From August 1983 to May 1988, Mr. Bakewell held various positions with KPMG Peat Marwick, an international accounting firm. Mr. Bakewell is a certified public accountant.

    Mr. Dale joined the Company in October 1996 as Vice President, Global Sales and as Managing Director of the Company's international subsidiary, Cyberonics Europe, S.A. Prior to joining the Company, Mr. Dale held positions of increasing responsibility with St. Jude Medical, Inc., most recently as Business Unit Director, Heart Valves for St. Jude Medical Europe from May 1994 to October 1996 and as Marketing Manager, Heart Valves and Cardiac Assist Products for St. Jude Medical Europe from January 1991 to May 1994.

    Dr. Duffell joined the Company as Vice President, Regulatory and Clinical Affairs in May 1995. Prior to joining the Company, Dr. Duffell held the position of Director, Regulatory Affairs and Quality Assurance with Bristol-Meyers Squibb Companies from April 1991 until May 1995, where his responsibilities included the areas of regulatory affairs, quality assurance and clinical research in both corporate and divisional capacities. From March 1987 to March 1989, Dr. Duffell served as Senior Manager, Regulatory Affairs and Clinical Research with Dornier Medical, Inc., a manufacturer of extracaporial shock-wave lithotriptors and related gastrointestinal and urological products.

    Mr. Ford joined the Company as Vice President, Manufacturing in March 1992. Prior to joining the Company, Mr. Ford held the position of Manager of Manufacturing with the Biomedical Products Division of McGaw, Inc. from September 1987 to March 1992. From March 1983 to September 1987, Mr. Ford served as Director of Manufacturing at Quest Medical.

    Mr. Lunney joined the Company in April, 1991 and served in various sales, marketing and reimbursement planning positions until May 1996, when he became Vice President, Marketing. Prior to joining the Company, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer from December 1985 to April 1991.

    Dr. Appel has been a director of the Company since December 1996 and the chair of Company's Scientific Advisory Board since its formation in 1994. Since 1992, Dr. Appel has been Chairman of the Baylor College of Medicine Department of Neurology.

    Mr. Coelho has been a director of the Company since March 1997. Mr. Coelho is the Chairman and Chief Executive Officer of ETC w/tci, the Washington-based education, training and communications subsidiary of Tele-Communications, Inc., a position he held since October 1996. From January 1990 to September 1995, Mr. Coelho served as the President and Chief Executive Officer of Wertheim Schroder Investment Services, Inc., an asset management firm, and from October 1989 to September 1995, he served as Managing Director of Wertheim Schroder and Co., an investment banking firm. Mr. Coelho served in the United States House of Representatives from California from 1979 to 1989, and served as House Majority Whip from 1986 to 1989. Mr. Coelho is also a member of the Board of Directors of Auto Lend Group, Inc., ICF Kaiser International, Inc., International Thoroughbred Breeders, Inc., Service Corporation International, TEI, Inc. and Tele-Communications, Inc.

    Dr. Duerden has been a director of the Company since March 1989 and an independent business consultant since January 1990. From December 1988 through January 1990, Dr. Duerden served as Chairman of the Board and Chief Executive Officer of Tonometrics, Inc., a medical diagnostic device company. From 1979 through 1988, Dr. Duerden served as Chairman and Chief Executive Officer of Electro Biology, Inc., an orthopedic device company.

    Dr. Strauss has been a director of the Company since March 1997. Since June 1988, Dr. Strauss served first as President and later as Corporate Vice President and General Manager at Covance Health Economics and Outcomes Services Inc. (formerly Health Technology Associates, Inc.), a consulting and research services firm specializing in third-party payor issues.

BOARD COMPOSITION

    Pursuant to a letter agreement dated March 28, 1997, the Clark Estates is entitled to designate one person to serve on the Company's Board of Directors for as long as the Clark Estates retains at least 600,000 of the aggregate of 901,408 shares of Common Stock purchased on such date by parties affiliated with the Clark Estates. To date, the Clark Estates has not exercised this right.

BOARD MEETINGS AND COMMITTEES

    The Board of Directors of the Company held a total of 9 meetings during the fiscal year ended June 30, 1997. The Board has an Audit Committee and a Compensation Committee. There is no nominating committee or other committee performing a similar function.

    The Audit Committee, which consists of Thomas A. Duerden and Stanley H. Appel, did not meet during the fiscal year ended June 30, 1997. This Committee recommends engagement of the Company's independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

    The Compensation Committee, which consists of director Thomas A. Duerden and Stanley H. Appel, did not meet during the fiscal year ended June 30, 1997. This Committee establishes salary and incentive compensation of the executive officers of the Company and administers the Company's employee benefit plans. During the fiscal year ended June 30, 1997, compensation decisions were made by the Board of Directors.

    During the fiscal year ended June 30, 1997, all current directors attended at least seventy five percent of the meetings of the Board of Directors, with the exception of Mr. Coehlo, who missed two of the four meetings held since he became a director.

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

    Based solely on its review of the copies of such forms received by it, the Company believes that, for the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth the compensation paid by the Company for the year ended June 30, 1997 to the Chief Executive Officer of the Company and each of the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                                                             -------------
                                                                     ANNUAL COMPENSATION      SECURITIES
                                                        FISCAL     ------------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR      SALARY ($)    BONUS ($)    OPTIONS (#)   COMPENSATION
----------------------------------------------------  -----------  -----------  -----------  -------------  -------------
Robert P. Cummins(1) ...............................        1997      196,596       68,530       356,000            294(2)
  President and Chief Executive Officer                     1996      140,758       32,930        50,000          8,194(2)(3)

Reese S. Terry, Jr. ................................        1997      146,693       32,596        63,500          6,705(2)
  Chairman of the Board and Executive Vice President        1996      130,880       32,950        --              5,321(2)
                                                            1995      127,746       11,158        20,000          5,544(2)

William H. Duffell, Jr.(4) .........................        1997      157,356       32,963        90,000         13,952(5)
  Vice President, Clinical and Regulatory Affairs           1996      150,000       27,886        --             27,881(6)
                                                            1995       23,077        5,000        85,000         --

John K. Bakewell ...................................        1997      131,187       29,527       135,000            263(2)
  Vice President Finance and Administration and             1996      105,502       27,537        --                225(2)
  Chief Financial Officer                                   1995      101,620        8,630        55,000            226(2)

Shawn P. Lunney ....................................        1997      119,423       54,744       137,750            231(2)
  Vice President, Marketing

------------------------

(1) Mr. Cummins became an executive officer of the Company in fiscal 1996.

(2) Represents premiums paid by the Company for term life insurance.

(3) Also includes $7,900 paid to Mr. Cummins in fiscal 1996 as a travel/auto allowance.

(4) Mr. Duffell joined the Company in 1995. Mr. Duffell's bonus in fiscal 1996 includes a $10,000 bonus related to Mr. Duffell's relocation to Houston.

(5) Represents $332 paid by the Company for term life insurance and $13,620 paid to Mr. Duffell for expenses related to relocation to Houston.

(6) Represents $315 paid by the Company for term life insurance and $27,566 paid to Mr. Duffell for expenses related to relocation to Houston.

    OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth each grant of stock options made during the year ended June 30, 1997 to each of the Named Executive Officers:

                                                           INDIVIDUAL GRANTS
                                          ----------------------------------------------------  POTENTIAL REALIZABLE
                                                        PERCENT OF                                VALUE AT ASSUMED
                                           NUMBER OF   TOTAL OPTIONS                            ANNUAL RATES OF STOCK
                                          SECURITIES    GRANTED TO                               PRICE APPRECIATION
                                          UNDERLYING   EMPLOYEES IN    EXERCISE                 FOR OPTION TERM($)(2)
                                            OPTIONS       FISCAL         PRICE     EXPIRATION   ---------------------
NAME                                      GRANTED(#)      YEAR(2)       ($/SH)        DATE         5%         10%
----------------------------------------  -----------  -------------  -----------  -----------  ---------  ----------
Robert P. Cummins.......................       2,000(3)         0.1%   $    3.06     06/01/03       2,318       5,342
                                               2,000(3)         0.1%   $    3.06     07/05/04       2,776       6,589
                                               2,000(3)         0.1%   $    3.06     06/01/05       3,183       7,749
                                              50,000(3)         2.6%   $    3.06     10/11/05      83,391     204,912
                                             300,000          15.8%    $    3.06     11/01/06     577,325   1,463,056

Reese S. Terry, Jr......................      20,000(3)         1.1%  3$.06 $3.06    09/20/04      28,488      67,920
                                              43,500           2.3%                  11/01/06      83,712     212,143

John K. Bakewell........................      45,000(3)         2.4%   $    3.06     05/10/03      51,388     118,151
                                              15,000(3)         0.8%   $    3.06     09/20/04      21,366      50,940
                                              75,000           4.0%    $    3.06     11/01/06     144,331     365,764

William H. Duffell, Jr..................      90,000(3)         4.8%   $    3.06     11/01/06     173,197     438,917

Shawn P. Lunney.........................       3,000(3)         0.2%   $    3.06     12/09/02       3,172       7,213
                                              10,000(3)         0.5%   $    3.06     03/25/03      11,249      25,805
                                              15,000(3)         0.8%   $    3.06     09/20/04      21,640      51,812
                                             104,750           5.5%    $    3.06     11/01/06     201,583     510,850

------------------------

(1) Total number of shares subject to options granted to employees in fiscal 1997 was 1,893,388, which number includes options granted to employee directors.

(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect the Company's estimate of future stock price growth.

(3) In November 1996, the Company repriced stock options that had an exercise price in excess of the fair market value in effect on the date of repricing. The option grants indicated reflect previously granted options that were repriced as if such options had been newly granted in November 1996.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
VALUES. The following table sets forth, for each of the Named Executive Officers, each exercise of stock options during the fiscal year ended June 30, 1997 and the year-end value of unexercised options:

                                                                 NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                 SHARES           VALUE         UNDERLYING UNEXERCISED              IN-THE-MONEY
                                ACQUIRED        REALIZED      OPTIONS AT FISCAL YEAR-END     OPTIONS AT FISCAL YEAR-END
NAME                         ON EXERCISE(#)      ($)(1)      EXERCISABLE/UNEXERCISABLE(#)(2) EXERCISABLE/UNEXERCISABLE($)(3)
---------------------------  ---------------  -------------  -----------------------------  ----------------------------
Robert P. Cummins..........        --              --                 176,750/181,250           $   829,078/$850,063
Reese S. Terry, Jr.........        --              --                   27,219/36,281           $   127,657/$170,158
John K. Bakewell...........        --              --                  104,355/70,645           $   481,771/$327,629
William H. Duffell, Jr.....        --              --                   83,542/91,458           $   382,708/$421,892
Shawn P. Lunney............         7,125       $  29,231               86,081/74,669           $   127,657/$170,158

------------------------

(1) Represents market value of underlying securities at date of exercise less option exercise price.

(2) Options granted by the Company generally vest over a four-year period such that 12.5% of the shares subject to the option vest on the six month anniversary of the grant date, and 1/48 of the optioned shares vest each month thereafter until fully vested.

(3) Market value of underlying securities at fiscal year-end ($7.75/per share) minus the exercise price.

BOARD COMPENSATION

    Directors do not receive any cash compensation for their services as members of the Board of Directors. Nonemployee directors are eligible for discretionary option grants under the Company's 1996 Option Plan. During fiscal 1997, each nonemployee director was granted an option to purchase 35,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant.

EMPLOYMENT AGREEMENTS

    The Company does not have employment agreements with any Named Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Cummins, formerly a member of the Compensation Committee, was appointed President and Chief Executive Officer in September 1995. In connection with this appointment, Mr. Cummins ceased to serve on the Compensation Committee. During fiscal 1997, compensation decisions were made by the entire Board of Directors. Messrs. Cummins and Terry abstained from decisions relating to their own compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of July 31, 1997 certain information with respect to the beneficial ownership of Cyberonics Common Stock (i) by each person known by Cyberonics to own beneficially more than five percent of the outstanding shares of Cyberonics Common Stock, (ii) by each director of Cyberonics, (iii) by each of the Chief Executive Officer and four other most highly paid executive officers of Cyberonics who earned over $100,000 in fiscal 1997 and (iv) by all directors and executive officers as a group. Except as otherwise noted below, Cyberonics knows of no agreements among its stockholders which relate to voting or investment of its shares of Cyberonics Common Stock.

                                                                                     SHARES         PERCENTAGE OF
                                                                                   BENEFICIALLY  OUTSTANDING SHARES
NAME OF BENEFICIAL OWNER                                                            OWNED(1)          OWNED(1)
---------------------------------------------------------------------------------  -----------  ---------------------
St. Jude Medical, Inc.(2)........................................................   2,181,818              16.4%
  One Lillehei Plaza
  St. Paul, MN 55117-9983

Vista III, L.P.(3)...............................................................   1,573,204              11.8%
  36 Grove Street
  New Canaan, CT 06840

The Clark Estates(4).............................................................   1,226,208               9.2%
  30 Wall Street
  New York, NY 10005

Reese S. Terry, Jr.(5)...........................................................     978,625               7.3%
  c/o Cyberonics, Inc.
  17448 Highway 3, Suite 100
  Webster, TX 77598-4135

SmallCap World Fund Inc..........................................................     864,800               6.5%
  c/o Capital Research and Management
  333 South Hope Street
  Los Angeles, CA 90071

Wisconsin Investment Board.......................................................     718,000               5.4%
  P.O. Box 7842
  Madison, WI 53707

Robert P. Cummins(6).............................................................     328,500               2.4%

John K. Bakewell(7)..............................................................     139,130               1.0%

William H. Duffell(8)............................................................     132,692               1.0%

Shawn P. Lunney(9)...............................................................     105,471             *

Thomas A. Duerden, Ph.D.(10).....................................................      51,000             *

Stanley H. Appel, M.D.(11).......................................................      82,500             *

Tony Coelho(12)..................................................................      31,833             *

Michael J. Strauss(13)...........................................................       8,750             *

All executive officers and directors as a group (11 persons)(14).................   2,115,886              14.7%

------------------------

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

 (2) St. Jude acquired these shares pursuant a Common Stock Purchase Agreement dated April 8, 1996, which acquisition closed in July 1996. On April 8,1996, the Company and St. Jude also entered into an Agreement and Plan of Merger, pursuant to which the Company granted to St. Jude the right, but not the obligation, to acquire the Company on or before October 18, 1996 in the form of a merger. On October 18, 1996, St. Jude's right to acquire the Company expired unexercised. In connection with the Stock Purchase Agreement, St. Jude also entered into a Stockholders' Agreement which provides, among other things, that St. Jude will not acquire additional shares of Common Stock. In addition, St. Jude has agreed that, through July 1, 1998, it will vote its shares of Common Stock in favor of director nominees as recommended by the Board of Directors and, for so long as it holds any Common Stock, to vote its shares of Common Stock on all other matters submitted to the stockholders for a vote as recommended by the Board of Directors or in the same proportion as the votes cast by all other stockholders. Finally, St. Jude has agreed with the Company not to sell or otherwise dispose of its shares of Common Stock on or before March 31, 1998.

 (3) Mr. Cummins, the Chief Executive Officer, President and a director of Cyberonics, is a limited partner of the partnership that controls Vista III, L.P.

 (4) Pursuant to a letter agreement dated March 28, 1997, the Clark Estates is entitled to designate one person to serve on the Company's Board of Directors for as long as the Clark Estates retains at least 600,000 of the aggregate of 901,408 shares of Common Stock purchased on such date by parties affiliated with the Clark Estates. To date, the Clark Estates has not exercised this right.

 (5) Includes 148,500 shares held in trusts for the benefit of Mr. Terry's children of which Mr. Terry serves as trustee. Also includes 42,625 shares subject to options exercisable on or before November 30, 1997.

 (6) Includes 5,000 shares held in trust for the benefit of Mr. Cummins' daughter of which Mr. Cummins serves as trustee. Also includes 283,000 shares subject to options exercisable on or before November 30, 1997. Excludes shares held by Vista III, L.P. as to which Mr. Cummins disclaims beneficial ownership except to the extent of his pecuniary interest therein.

 (7) Includes 138,000 shares subject to options exercisable on or before November 30, 1997.

 (8) Includes 122,500 shares subject to options exercisable on or before November 30, 1997.

 (9) Includes 98,346 shares subject to options exercisable on or before November 30, 1997.

(10) Includes 27,500 shares subject to options exercisable on or before November 30, 1997.

(11) Includes 42,500 shares subject to options exercisable on or before November 30, 1997.

(12) Includes 31,833 shares subject to options exercisable on or before November 30, 1997.

(13) Includes 8,750 shares subject to options exercisable on or before November 30, 1997.

(14) Includes 1,049,971 shares subject to options held by executive officers and directors, which options are exercisable on or before November 30, 1997. Also includes shares which may be determined to be beneficially owned by executive officers and directors. See Notes 5 through 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain stockholders of the Company, including Messrs. Cummins and Terry, Drs. Appel and Duffell and venture capital firms formerly affiliated with Mr. Cummins, are entitled to certain registration rights with respect to the Common Stock held by them.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed with Report

    1. FINANCIAL STATEMENTS. The following consolidated financial statements of Cyberonics, Inc. and subsidiary, and the Report of Independent Public Accountants are included at pages F-1 through F-19 of this Form 10-K:

                                                                                                                PAGE
DESCRIPTION                                                                                                      NO.
-----------------------------------------------------------------------------------------------------------     -----
Report of Independent Public Accountants...................................................................         F-1

Consolidated Balance Sheets as of June 30, 1997 and 1996...................................................         F-2

Consolidated Statements of Operations for the Three Years Ended June 30, 1997..............................         F-3

Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 1997....................         F-4

Consolidated Statements of Cash Flows for the Three Years Ended June 30, 1997..............................         F-5

Notes to Consolidated Financial Statements.................................................................         F-6

    2.  EXHIBITS

EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------------------
3.1(1)    Restated Certificate of Incorporation of Registrant.

3.2(1)    Bylaws of Registrant.

4.1(2)    Preferred Shares Rights Agreement, dated as of March 4, 1997 between
          Cyberonics, Inc. and First National Bank of Boston, including the
          Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.

10.1(1)*  1988 Incentive Stock Plan, as amended.

10.2(1)*  1991 Employee Stock Purchase Plan.

10.3(1)   License Agreement dated March 15, 1988 between the Registrant and Dr.
          Jacob Zabara.

10.4(1)   Patent License Agreement effective as of July 28, 1989 between the
          Registrant and Huntington Medical Research Institute.

10.5      Lease Agreement dated November 3, 1994 together with amendments dated
          April 18, 1996 and April 30, 1997, respectively, between the
          Registrant and Salitex II, Ltd.

10.6(1)   Form of Indemnification Agreement.

10.7(1)   Amended and Restated Stockholders Agreement dated October 16, 1992.

10.8(3)   Registration Rights Agreement dated March 28, 1997.

10.9(4)*  1996 Stock Option Plan.

10.10 Stockholders' Agreement dated April 8, 1996 between the Registration and St. Jude Medical, Inc.

10.11 Letter Agreement dated March 28, 1997 between the Clark Estates and the Registrant.

21.1      List of Subsidiaries of the Registrant.

23.1      Consent of Independent Public Accountants.

24        Power of Attorney (see page 39).

27        Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.

(3) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on January 14, 1997.

 * Document indicated is a compensatory plan.

    (b) Reports on Form 8-K.

        Not Applicable

    (c) Exhibits

        See Item 14(a)(2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Registrant
                                CYBERONICS, INC.

                                By:            /s/ ROBERT P. CUMMINS
                                     -----------------------------------------
                                                 Robert P. Cummins
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

August 15, 1997

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

          SIGNATURE              CAPACITY IN WHICH SIGNED          DATE
------------------------------  --------------------------  -------------------

   /s/ REESE S. TERRY, JR.
------------------------------  Chairman of the Board and     August 15, 1997
     Reese S. Terry, Jr.          Executive Vice President

                                President, Chief Executive
    /s/ ROBERT P. CUMMINS         Officer and Director
------------------------------    (Principal Executive        August 15, 1997
      Robert P. Cummins           Officer)

                                Vice President, Finance
     /s/ JOHN K. BAKEWELL         and Administration and
------------------------------    Chief Financial Officer     August 15, 1997
       John K. Bakewell           (Principal Financial and
                                  Accounting Officer)

  /s/ STANLEY H. APPEL, M.D.
------------------------------  Director                      August 15, 1997
    Stanley H. Appel, M.D.

       /s/ TONY COELHO
------------------------------  Director                      August 15, 1997
         Tony Coelho

 /s/ THOMAS A. DUERDEN, PH.D.
------------------------------  Director                      August 15, 1997
   Thomas A. Duerden, Ph.D.

    /s/ MICHAEL J. STRAUSS
------------------------------  Director                      August 15, 1997
      Michael J. Strauss

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION
--------  ----------------------------------------------------------------
3.1(1)    Restated Certificate of Incorporation of Registrant.

3.2(1)    Bylaws of Registrant.

4.1(2) Preferred Shares Rights Agreement, dated as of March 4, 1997 between Cyberonics, Inc. and First National Bank of Boston, including the Certificate of Designation, the form of Rights
          Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.

10.1(1)*  1988 Incentive Stock Plan, as amended.

10.2(1)*  1991 Employee Stock Purchase Plan.

10.3(1) License Agreement dated March 15, 1988 between the Registrant and Dr. Jacob Zabara.

10.4(1) Patent License Agreement effective as of July 28, 1989 between the Registrant and Huntington Medical Research Institute.

10.5 Lease Agreement dated November 3, 1994 together with amendments dated April 18, 1996 and April 30, 1997, respectively, between the Registrant and Salitex II, Ltd.

10.6(1)   Form of Indemnification Agreement.

10.7(1)   Amended and Restated Stockholders Agreement dated October 16,
          1992.

10.8(3)   Registration Rights Agreement dated March 28, 1997.

10.9(4)*  1996 Stock Option Plan.

10.10     Stockholders' Agreement dated April 8, 1996 between the
          Registrant and St. Jude Medical, Inc.

10.11 Letter Agreement dated March 28, 1997 between the Clark Estates and the Registrant.

21.1      List of Subsidiaries of the Registrant.

23.1      Consent of Independent Public Accountants.

24        Power of Attorney (see page 39).

27        Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.

(3) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on January 14, 1997.

 * Document indicated is a compensatory plan.

        (b) Reports on Form 8-K.

           Not Applicable

        (c) Exhibits

           See Item 14(a)(2) above

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cyberonics, Inc.:

    We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. (a Delaware corporation), and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc., and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
August 7, 1997

                                CYBERONICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                               JUNE 30,
                                                                                     -----------------------------
                                                                                         1997            1996
                                                                                     -------------  --------------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $     781,639  $    2,121,930
  Securities held to maturity......................................................      7,129,409        --
  Accounts receivable, net.........................................................        548,542         473,038
  Inventories......................................................................      1,005,356         671,836
  Prepaid expenses.................................................................        126,799         258,585
                                                                                     -------------  --------------
    TOTAL CURRENT ASSETS...........................................................      9,591,745       3,525,389
Securities held to maturity........................................................        212,408          80,032
Property and equipment, net........................................................        362,333         332,881
Other assets, net..................................................................         83,251           9,741
                                                                                     -------------  --------------
                                                                                     $  10,249,737  $    3,948,043
                                                                                     -------------  --------------
                                                                                     -------------  --------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................................  $     365,351  $      924,059
  Accrued liabilities..............................................................      1,462,914       1,558,934
                                                                                     -------------  --------------
    TOTAL CURRENT LIABILITIES......................................................      1,828,265       2,482,993

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares
    issued and outstanding.........................................................       --              --
  Common Stock, $.01 par value per share; 25,000,000 shares authorized; 13,322,175 and 9,577,115 shares issued and outstanding at June 30, 1997 and 1996,
    respectively...................................................................        133,222          95,771
  Additional paid-in capital.......................................................     57,338,856      39,261,602
  Deferred compensation............................................................        (63,750)         (4,460)
  Accumulated deficit..............................................................    (49,167,002)    (37,922,171)
  Cumulative translation adjustment................................................        180,146          34,308
                                                                                     -------------  --------------
    TOTAL STOCKHOLDERS' EQUITY.....................................................      8,421,472       1,465,050
                                                                                     -------------  --------------
                                                                                     $  10,249,737  $    3,948,043
                                                                                     -------------  --------------
                                                                                     -------------  --------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                CYBERONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED JUNE 30,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
Net sales.........................................................  $    1,372,005  $    1,416,965  $     966,989
Cost of sales.....................................................         372,180         411,562        347,457
                                                                    --------------  --------------  -------------
      GROSS PROFIT................................................         999,825       1,005,403        619,532
Operating Expenses:
  Research and development........................................       6,549,474       8,024,502      5,678,024
  Selling, general and administrative.............................       5,933,852       3,420,111      2,906,589
                                                                    --------------  --------------  -------------
    Total operating expenses......................................      12,483,326      11,444,613      8,584,613
                                                                    --------------  --------------  -------------
      LOSS FROM OPERATIONS........................................     (11,483,501)    (10,439,210)    (7,965,081)
Interest income, net..............................................         436,813         423,044        688,909
Other (expense) income, net.......................................        (198,143)        (97,084)        37,362
                                                                    --------------  --------------  -------------
      NET LOSS....................................................  $  (11,244,831) $  (10,113,250) $  (7,238,810)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
      NET LOSS PER SHARE..........................................  $         (.93) $        (1.06) $        (.79)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
      SHARES USED IN COMPUTING NET LOSS PER SHARE.................      12,030,171       9,513,038      9,218,008
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                CYBERONICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK       ADDITIONAL                               CUMULATIVE
                                              ---------------------   PAID-IN      DEFERRED     ACCUMULATED   TRANSLATION
                                                SHARES     AMOUNT     CAPITAL    COMPENSATION     DEFICIT     ADJUSTMENT
                                              ----------  ---------  ----------  -------------  ------------  -----------
Balance at June 30, 1994....................   9,051,054  $  90,511  $39,205,998   $(223,000)   ($20,570,111)  $  --
Stock options exercised.....................     415,616      4,156      27,775       --             --           --
Issuance of Common Stock under Employee
  Stock Purchase Plan.......................      32,391        324      94,485       --             --           --
Issuance of Common Stock under Employee
  Special Recognition Stock Program.........         200          2         748       --             --           --
Amortization of deferred compensation.......      --         --          --           91,200         --           --
Translation adjustment......................      --         --          --           --             --          (39,723)
Net loss....................................      --         --          --           --         (7,238,810)      --
                                              ----------  ---------  ----------  -------------  ------------  -----------
Balance at June 30, 1995....................   9,499,261     94,993  39,329,006     (131,800)   (27,808,921)     (39,723)
Stock options exercised.....................      63,849        638      44,875       --             --           --
Issuance of Common Stock under Employee
  Stock Purchase Plan.......................      14,005        140      54,485       --             --           --
Effect of employee terminations on deferred
  compensation and related balances.........      --         --        (166,764)      56,264         --           --
Amortization of deferred compensation.......      --         --          --           71,076         --           --
Translation adjustment......................      --         --          --           --             --           74,031
Net loss....................................      --         --          --           --        (10,113,250)      --
                                              ----------  ---------  ----------  -------------  ------------  -----------
Balance at June 30, 1996....................   9,577,115     95,771  39,261,602       (4,460)   (37,922,171)      34,308
Issuance of Common Stock in corporate
  relationship..............................   2,181,818     21,818  11,154,663       --             --           --
Issuance of Common Stock in private
  placement.................................   1,534,374     15,344   6,768,599       --             --           --
Stock options exercised.....................      10,734        108      13,914       --             --           --
Issuance of Common Stock under Employee
  Stock Purchase Plan.......................      18,134        181      47,423       --             --           --
Deferred compensation relating to issuance
  of certain stock options..................      --         --          76,500      (76,500)        --           --
Amortization of deferred compensation and
  expenses related to certain stock
  options...................................      --         --          16,155       17,210         --           --
Translation adjustment......................      --         --          --           --             --          145,838
Net loss....................................      --         --          --           --        (11,244,831)      --
                                              ----------  ---------  ----------  -------------  ------------  -----------
Balance at June 30, 1997....................  13,322,175  $ 133,222  $57,338,856   $ (63,750)   ($49,167,002)  $ 180,146
                                              ----------  ---------  ----------  -------------  ------------  -----------
                                              ----------  ---------  ----------  -------------  ------------  -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                CYBERONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED JUNE 30,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss........................................................  $  (11,244,831) $  (10,113,250) $  (7,238,810)
  Noncash items included in net loss:
    Depreciation..................................................         253,615         273,905        329,738
    Compensation expense (income) related to certain stock
      options.....................................................          33,365         (39,424)        91,200
    Issuance of Common Stock under Employee Stock Recognition
      Program.....................................................        --              --                  750
  Change in operating assets and liabilities:
    Accounts receivable...........................................         (75,504)       (133,380)      (265,627)
    Inventories...................................................        (333,520)        (66,280)      (180,257)
    Prepaid expenses..............................................         131,786           8,721        (47,693)
    Accounts payable and accrued liabilities......................        (654,728)        427,581        983,685
  Other...........................................................         (73,510)          3,738          4,356
                                                                    --------------  --------------  -------------
      NET CASH USED IN OPERATING ACTIVITIES.......................     (11,963,327)     (9,638,389)    (6,322,658)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................        (283,067)       (124,811)      (260,497)
  Purchases of marketable securities..............................     (11,614,676)     (3,181,598)    (8,050,344)
  Maturities of marketable securities.............................       4,352,891       6,091,192     18,920,809
                                                                    --------------  --------------  -------------
      NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES......................................      (7,544,852)      2,784,783     10,609,968
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock..........................      18,022,050         100,138        126,740
  Payments of capital lease obligations...........................        --               (61,626)      (119,397)
                                                                    --------------  --------------  -------------
      Net Cash Provided By Financing Activities...................      18,022,050          38,512          7,343
                                                                    --------------  --------------  -------------
  Effect of exchange rate changes on cash and cash equivalents....         145,838          74,031        (39,723)
                                                                    --------------  --------------  -------------
      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      (1,340,291)     (6,741,063)     4,254,930
Cash and cash equivalents at beginning of year....................       2,121,930       8,862,993      4,608,063
                                                                    --------------  --------------  -------------
Cash and cash equivalents at end of year..........................  $      781,639  $    2,121,930  $   8,862,993
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

    INTEREST PAYMENTS TOTALED $14,953 AND $13,348 DURING THE YEARS ENDED JUNE 30, 1996 AND 1995, RESPECTIVELY.

    INVESTING AND FINANCING ACTIVITIES NOT RESULTING IN CASH RECEIPTS OR PAYMENTS CONSIST OF THE DEFERRAL OF $76,500 OF COMPENSATION COSTS INCURRED IN THE ISSUANCE OF CERTAIN STOCK OPTIONS DURING THE YEAR ENDED JUNE 30, 1997, AND RECLASSIFICATIONS OF $56,264 OF DEFERRED COMPENSATION TO ADDITIONAL PAID-IN CAPITAL DURING THE YEAR ENDED JUNE 30, 1996.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

    NATURE OF OPERATIONS. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets medical devices which deliver a novel therapy, vagus nerve stimulation (VNS-TM-), for the treatment of epilepsy and other debilitating neurological disorders. In July 1997, Cyberonics' sole product, its proprietary implantable device, the NCP-Registered Trademark-System, was approved by the United States Food and Drug Administration ("FDA") for commercial distribution in the United States, where the Company intends to market it using its own employee-based direct sales organization. In addition, the NCP System is marketed internationally (principally in Europe) using a combination of the Company's own direct sales organization and independent distributors. Cyberonics is headquartered in Webster, Texas.

    The Company's future success is dependent upon a number of factors which include, among others, obtaining and maintaining regulatory and reimbursement approvals for its products, achieving market acceptance and generating sufficient sales volume, the possibility of competition and technological changes, developing its sales and marketing infrastructures, maintaining an uninterrupted supply of certain sole source components and materials, adding sufficient manufacturing capacity to meet future possible product demand, possible product liability or recall, and reliance on key personnel. Additionally, in order for the Company to execute its intended business plan, which includes the commercial launch of the NCP System in the United States and the continued development of the Company's international marketplace, the Company will require additional financing. The Company intends to seek to raise such financing in fiscal 1998 in an amount sufficient to fund its intended business plan and the related operating expense levels that are expected to be significantly higher than those incurred during the year ended June 30, 1997. If the Company is unable to raise sufficient financing in fiscal 1998, operating activities will require extensive reductions and, in certain cases, elimination to enable the Company's present levels of cash and investments to provide sufficient liquidity to fund the Company into fiscal 1999.

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

    FOREIGN CURRENCY TRANSLATION. The assets and liabilities of Cyberonics Europe S.A. are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to the parent company are translated at historical rates. Income statement items are translated at average exchange rates in effect during the financial statement period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

    MARKETABLE SECURITIES. At June 30, 1997 and 1996, the Company's investment portfolios consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA (CONTINUED) corporate bonds, international treasury obligations and asset-backed investments with various maturity dates ranging up to approximately 18 months and have a fair market value of $7,382,721 and $79,442, respectively. At June 30, 1997 and 1996, the Company's investment portfolio consists of the following:

                                                                     1997                      1996
                                                          --------------------------  ----------------------
                                                          FAIR MARKET     CARRYING    FAIR MARKET  CARRYING
                                                             VALUE         VALUE         VALUE       VALUE
                                                          ------------  ------------  -----------  ---------
Securities held to maturity--
  Current--
    Corporate bonds.....................................  $  6,668,976  $  6,636,281   $  --       $  --
    International treasury obligations..................       500,000       493,128      --          --
                                                          ------------  ------------  -----------  ---------
                                                             7,168,976     7,129,409      --          --
  Noncurrent--
    Corporate bonds.....................................       213,745       212,408      62,384      62,931
    Collateralized mortgage obligations.................       --            --           17,058      17,101
                                                          ------------  ------------  -----------  ---------
                                                               213,745       212,408      79,442      80,032
                                                          ------------  ------------  -----------  ---------
      Total.............................................  $  7,382,721  $  7,341,817   $  79,442   $  80,032
                                                          ------------  ------------  -----------  ---------
                                                          ------------  ------------  -----------  ---------

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

    STOCK OPTIONS. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to adopt one of two methods for accounting for stock options. The Company has elected the method that requires disclosure of stock-based compensation. Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

    REVENUE RECOGNITION. Revenue from product sales is generally recognized upon shipment to the customer. Domestic sales activities prior to the Company's July 1997 receipt of FDA approval have depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which employed risk-sharing provisions. Domestic sales made under such risk-sharing arrangements were deferred until Cyberonics received payment from the centers and the centers in turn received third-party reimbursement or satisfied other terms set forth in their respective arrangements. During fiscal year 1997, one customer represented approximately 13 percent of net sales.

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA (CONTINUED) ACCOUNTS RECEIVABLE. During fiscal year 1997, the Company recorded an allowance for doubtful accounts of $58,826, and no write-offs have been charged against the allowance through June 30, 1997.

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

    INCOME TAXES. Cyberonics accounts for income taxes in accordance with the liability method prescribed by Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the Company's election to defer the deduction of certain start-up costs for federal income tax purposes, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

    NET LOSS PER SHARE. The Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, are excluded from the per share calculations, as the effect of their inclusion is antidilutive. In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." For periods ending after December 15, 1997, Cyberonics will adopt the provisions of the new statement and the Company will retroactively revise the presentation of net loss per share in historical financial statements to present both basic and diluted net loss per share as required by SFAS No. 128. The Company's net loss per share presented in the accompanying financial statements, as calculated under the provisions of APB Opinion No. 15, are the same as those had basic net loss per share under SFAS No. 128 been presented. Additionally, net loss per share as presented herein is also the same as those had diluted net loss per share under the provisions of SFAS No. 128 been presented, since the Company's outstanding stock options and warrants would not have been included in the calculation because their effect would have been antidilutive.

NOTE 2. INVENTORIES

Inventories consist of the following:

                                                                              JUNE 30,
                                                                      ------------------------
                                                                          1997         1996
                                                                      ------------  ----------
Raw materials and components........................................  $    454,122  $  307,707
Work-in-process.....................................................       206,282     227,821
Finished goods......................................................       344,952     136,308
                                                                      ------------  ----------
                                                                      $  1,005,356  $  671,836
                                                                      ------------  ----------
                                                                      ------------  ----------

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                             JUNE 30,
                                                                     ------------------------
                                                                        1997         1996
                                                                     -----------  -----------
Furniture and fixtures.............................................  $   357,510  $   232,704
Office equipment...................................................       64,223       59,633
Computer equipment.................................................      730,085      612,113
Research and development equipment.................................      115,898      109,959
Manufacturing equipment............................................      515,950      501,309
Leasehold improvements.............................................      243,123      243,123
                                                                     -----------  -----------
                                                                       2,026,789    1,758,841
Accumulated depreciation...........................................   (1,664,456)  (1,425,960)
                                                                     -----------  -----------
                                                                     $   362,333  $   332,881
                                                                     -----------  -----------
                                                                     -----------  -----------

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                             JUNE 30,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Clinical costs....................................................  $    688,271  $    618,885
Warranties........................................................       231,808       167,778
Payroll and other compensation....................................       219,288       257,468
Professional services.............................................       114,800       209,540
Marketing activities..............................................        58,562       155,526
Royalties.........................................................        46,320        48,444
Customer deposits.................................................        18,364        48,916
Other.............................................................        85,501        52,377
                                                                    ------------  ------------
                                                                    $  1,462,914  $  1,558,934
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 5. STOCKHOLDERS' EQUITY

    PREFERRED STOCK. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through June 30, 1997. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series, and may determine the designation, terms and conditions of the issuance of any such shares.

    COMMON STOCK. During the year ended June 30, 1995, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan and the Company's Employee Stock Recognition Program increased the number of common shares by 415,616, 32,391 and 200, respectively. During the year ended June 30, 1996, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 63,849 and 14,005,

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 5. STOCKHOLDERS' EQUITY (CONTINUED) respectively. During the year ended June 30, 1997, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 10,734 and 18,134, respectively.

    In April 1996, Cyberonics and St. Jude Medical, Inc. ("St. Jude") entered into an Agreement and Plan of Merger ("Merger Agreement") and a related Common Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, in July 1996, Cyberonics sold to St. Jude 2,181,818 newly issued shares of Cyberonics Common Stock at $5.50 per share, providing proceeds to the Company of approximately $11,200,000 after offering costs. In October 1996, St. Jude's right, pursuant to the Merger Agreement, to acquire the Company's remaining outstanding common shares for approximately $7.00 per share expired unexercised.

    In March 1997, the Company completed a private equity financing, issuing 1,534,374 new shares of the Company's Common Stock in exchange for $4.44 per share, providing additional proceeds to the Company of approximately $6,800,000 after offering costs.

    WARRANTS. In connection with the execution of certain lease agreements, Cyberonics granted warrants to a third-party leasing company to effectively purchase up to 9,104 shares of the Company's Common Stock. Through June 30, 1997, the warrant holder has exercised its rights to purchase 7,534 shares, netting 5,185 shares upon the execution of a cashless exercise. A warrant for the purchase of 1,570 shares at an exercise price of $5.33 per common share was outstanding at June 30, 1997, and was exercised in August 1997.

    PREFERRED SHARE PURCHASE RIGHTS. In January 1997, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock to stockholders of record on March 10, 1997. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20 percent or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in ownership by the persons or group of 20 percent or more of the Common Stock. Each Right entitles stockholders to buy 1/1000 of a share of the Company's Series A Participating Preferred Stock at an exercise price of $30. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock. If, prior to redemption of the Rights, a person or group acquires 20 percent or more of the Company's Common Stock, each Right not owned by a holder of 20 percent or more of the Common Stock will entitle its holder to purchase, at the Right's then current exchange price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock, the Company sells more than 50 percent of its assets or earning power or is acquired in a merger or other business combination, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50 percent or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for the Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 6. STOCK INCENTIVE AND PURCHASE PLANS

    STOCK OPTIONS. Cyberonics has reserved an aggregate of 4,000,000 shares of its Common Stock through June 30, 1997, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan and its 1996 Stock Option Plan (the "Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company sales objectives. In June 1997, 446,147 shares vested upon receipt of FDA panel recommendation, and in July 1997 an additional 356,156 shares vested upon FDA approval. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan allows issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively.

    The following is a summary of the Company's stock option activity for the three years ended June 30, 1997:

                                                                          OUTSTANDING              EXERCISABLE
                                                                    -----------------------  -----------------------
                                                                                 WEIGHTED                 WEIGHTED
                                                                                  AVERAGE                  AVERAGE
                                                         SHARES                  EXERCISE                 EXERCISE
                                                        RESERVED      SHARES       PRICE       SHARES       PRICE
                                                       -----------  ----------  -----------  ----------  -----------
Balance at June 30, 1994.............................      427,129     892,713       $2.39      486,185   $    1.26
  Shares reserved....................................      500,000
  Granted............................................     (613,800)    613,800        4.12
  Options becoming exercisable.......................                                           133,523
  Exercised..........................................                 (429,666)        .17     (429,666)
  Canceled or forfeited..............................      273,396    (273,396)       5.58
                                                       -----------  ----------               ----------
Balance at June 30, 1995.............................      586,725     803,451        3.82      190,042        2.94
  Granted............................................      (52,000)     52,000        4.77
  Options becoming exercisable.......................                                           167,412
  Exercised..........................................                  (63,849)        .71      (63,849)
  Canceled or forfeited..............................       72,050     (72,050)       3.38
                                                       -----------  ----------               ----------
Balance at June 30, 1996.............................      606,775     719,552        4.20      293,605        4.74
  Shares reserved....................................    2,000,000
  Granted............................................   (1,893,388)  1,893,388        3.11
  Options becoming exercisable.......................                                           762,269
  Exercised..........................................                  (10,734)       1.31      (10,734)
  Canceled or forfeited..............................      396,816    (396,816)       5.05
                                                       -----------  ----------               ----------
Balance at June 30, 1997.............................    1,110,203   2,205,390       $3.13    1,045,140  $     3.04
                                                       -----------  ----------               ----------
                                                       -----------  ----------               ----------

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 6. STOCK INCENTIVE AND PURCHASE PLANS (CONTINUED)

    For certain options granted, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation expense totaling $33,365 during fiscal 1997, $71,076 during fiscal 1996 and $91,200 during fiscal 1997. The Company also recognized adjustments totaling $56,264 during fiscal 1996 to reduce deferred compensation balances as a result of employee terminations.

    The fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1997 and 1996: risk-free interest rate of 7.2 percent, expected life of five years for options and restricted stock, expected life of six months for purchase plan shares, expected volatility of 78 percent and no expected dividend yields. The weighted average fair value of options granted at prices equal to the Company's market value in fiscal years 1997 and 1996 was $2.20 and $3.22, respectively, and was $2.12 for options granted below the Company's market value during fiscal 1997.

    Had the compensation cost for these plans been determined pursuant to the alternative method under Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                                     YEAR ENDED JUNE 30,
                                                                ------------------------------
                                                                     1997            1996
                                                                --------------  --------------
Net loss--
  As reported.................................................  $  (11,244,831) $  (10,113,250)
  Pro forma...................................................     (13,003,529)    (10,227,189)
Loss per share--
  As reported.................................................            (.93)          (1.06)
  Pro forma...................................................           (1.08)          (1.08)

    Because the Statement No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1997 pro forma amounts include $5,028 related to the purchase discount offered under the Company's Employee Stock Purchase Plan. The weighted average fair value of shares granted to employees in fiscal year 1997 was $3.25.

    The Company's outstanding options are segregated into the following three categories in accordance with Statement No. 123:

                                                       WEIGHTED
                                          WEIGHTED      AVERAGE
                            RANGE OF       AVERAGE     REMAINING
OUTSTANDING  EXERCISABLE    EXERCISE      EXERCISE    CONTRACTUAL
  SHARES       SHARES         PRICE         PRICE        LIFE
-----------  -----------  -------------  -----------  -----------
     25,502      25,502   $  0.37-$0.67   $    0.51    4.2 years
  2,058,388     998,221       2.55-3.50        3.04    8.8 years
    121,500      21,417       4.00-8.25        5.09    8.9 years

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 6. STOCK INCENTIVE AND PURCHASE PLANS (CONTINUED)
    In December 1994, Cyberonics canceled outstanding stock options for the purchase of 100,700 shares of the Company's Common Stock with a weighted average exercise price of $7.46 per share and in exchange granted stock options for the same number of shares and with the same vesting provisions following a one-year halt on exercisability at an exercise price of $5.25 per share, which equaled the Company's market value per share on the date of reissuance. In November 1996, Cyberonics canceled outstanding stock options for the purchase of 354,800 shares of the Company's Common Stock with a weighted average exercise price of $5.20 per share and in exchange granted stock options for the same number of shares and with the same vesting provisions following a halt on exercisability until the sooner of 14 months expired or FDA advisory panel approval was received for the Company's product, at an exercise price of $3.06 per share, which equaled the Company's market value per share on the date of reissuance.

    STOCK PURCHASE PLAN. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), 100,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (a) the first business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At June 30, 1997, 10,137 shares remain available for future issuances under the Stock Purchase Plan.

    STOCK RECOGNITION PROGRAM. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At June 30, 1997, 4,030 shares remain available for future issuances under the program.

NOTE 7. INCOME TAXES

Components of the Company's loss before taxes are as follows:

                                                             YEAR ENDED JUNE 30,
                                                ---------------------------------------------
                                                     1997            1996           1995
                                                --------------  --------------  -------------
Domestic......................................  $   (8,730,646) $   (8,772,435) $  (6,604,780)
Foreign.......................................      (2,514,185)     (1,340,815)      (634,030)
                                                --------------  --------------  -------------
                                                $  (11,244,831) $  (10,113,250) $  (7,238,810)
                                                --------------  --------------  -------------
                                                --------------  --------------  -------------

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 7. INCOME TAXES (CONTINUED)
    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                     YEAR ENDED JUNE 30,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
U.S. statutory rate..........................................      (34.0)%     (34.0)%     (34.0)%
Increase in deferred tax valuation allowance.................       35.1       30.8       31.4
Amortization of deferred compensation........................        0.1       (0.1)       0.4
Other, net...................................................       (1.2)       3.3        2.2
                                                               ---------  ---------  ---------
                                                                     0.0%       0.0%       0.0%
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           JUNE 30,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------
Deferred tax assets:
  Federal net operating loss carryforwards.....................  $  14,350,529  $  11,436,378
  Foreign net operating loss carryforwards.....................      1,191,384        210,852
  Tax credit carryforwards.....................................      1,254,312      1,003,964
  Warranties...................................................         78,816         57,046
  Depreciation.................................................         76,006         77,787
  Clinical costs...............................................         55,083         81,772
  Other, net...................................................        132,586        169,161
                                                                 -------------  -------------
    Total deferred tax assets..................................     17,138,716     13,036,960
Total deferred tax liabilities, net............................        (12,676)       (23,514)
Deferred tax valuation allowance...............................    (17,126,040)   (13,013,446)
                                                                 -------------  -------------
                                                                 -------------  -------------
    Net deferred tax assets and liabilities....................  $    --        $    --
                                                                 -------------  -------------
                                                                 -------------  -------------

    At June 30, 1997, the Company has net operating loss carryforwards of approximately $42,200,000 for federal income tax purposes, which expire during the years 2003 through 2012, and tax credit carryforwards of approximately $1,300,000 for federal income tax purposes, which expire during the years 2006 through 2012. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance totaling $17,126,040 is established as of June 30, 1997, to fully offset the Company's net deferred tax assets, including those relating to its carryforwards. The valuation allowance increased $4,112,594 and $3,117,728 for the years ended June 30, 1997 and 1996, due primarily to the Company's additional net operating losses. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 8. EMPLOYEE RETIREMENT SAVINGS PLAN

    In September 1994, Cyberonics implemented an employee retirement savings plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended June 30, 1997, 1996 and 1995.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    POSTMARKET CLINICAL SURVEILLANCE. Pursuant to the postmarket surveillance conditions specified as part of the Company's recent FDA marketing approval, the Company is required to conduct clinical follow-up on a limited number of patients from its most recent study in order to monitor the safety and tolerability of the NCP-Registered Trademark- System on an extended basis. The Company expenses the costs related to these long-term follow-up activities as they are incurred and establishes accruals for such costs incurred but not paid as of the respective balance sheet dates.

    LICENSE AGREEMENTS. The Company executed a license agreement which provides Cyberonics with worldwide exclusive rights under three United States patents (and their international counterparts) covering the method and devices of the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The license agreement provides that the Company will pay a royalty equal to the greater of $36,000 per year or at the rate of 6 percent on the first $12 million of sales and at the rate of 3 percent thereafter for the remaining term of the licensed patents. The license agreement runs for successive three-year terms, renewable at the Company's election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. The Company's royalty payments pursuant to this agreement are ratably charged to expense.

    On July 28, 1989, the Company executed a license agreement for a specific application of lead designs to be used in vagus nerve stimulation for the control of epilepsy and other movement disorders. The licensor retains all rights to this patent for applications outside the above specified use. Pursuant to the license agreement, as amended in 1991, the Company was obligated to pay a license fee of $200,000, of which all had been paid as of June 30, 1997. The Company has a limited-term option to expand the licensed field of use for additional indications for a license fee of $15,000 per indication and has made partial payments for certain such indications. Amounts due under this agreement are being charged to expense as incurred. In addition, the Company is obligated to pay the licensor an earned royalty of 1 percent of the Company's net sales price of implantable systems incorporating the licenser's standard lead and 1.75 percent of net sales incorporating the licenser's bi-directional lead. The Company paid royalties of $26,000 during fiscal year 1995 and $35,000 during each of fiscal years 1996 and 1997, and has agreed to pay minimum royalties of $35,000 in each fiscal year thereafter for the life of the licensed patents.

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LEASE AGREEMENTS. The Company leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at June 30, 1997, are as follows:

YEAR ENDED JUNE 30,
----------------------------------------------------
1998................................................  $  282,934
1999................................................     160,737
2000................................................      83,409
2001................................................      16,307
2002................................................      13,778
                                                      ----------
                                                      $  557,165
                                                      ----------
                                                      ----------

    The Company is negotiating an operating lease agreement for a new domestic office and manufacturing facility totaling approximately 22,000 square feet and expanding to approximately 41,000 square feet by March 1998. Future minimum payments relating to this lease are expected to be approximately $287,000 for the year ending June 30, 1998, $679,000 for each of the years ending June 30, 1999 through 2002, and $848,000 in aggregate beyond June 30, 2002.

    OTHER COMMITMENTS. At June 30, 1997, Cyberonics had approximately $650,000 in noncancelable commitments related to domestic launch activities planned for the Company's NCP System during fiscal 1998.

NOTE 10. CONCENTRATIONS OF CREDIT RISK

    The Company's cash equivalents and securities held to maturity represent potential concentrations of credit risk. The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At June 30, 1997, management believes that the Company has no significant concentrations of credit risk and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

NOTE 11. GEOGRAPHIC AREA INFORMATION

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

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 11. GEOGRAPHIC AREA INFORMATION (CONTINUED)

    The Company's net sales, losses from operations and assets by geographic area for the fiscal years that separate geographic business units have operated are as follows:

                                                         NORTH
                                                        AMERICA         EUROPE      ELIMINATIONS    CONSOLIDATED
                                                     --------------  -------------  -------------  --------------
1997
Customer sales.....................................  $       24,452  $   1,347,553  $    --        $    1,372,005
Intercompany sales.................................       1,256,150       --           (1,256,150)       --
                                                     --------------  -------------  -------------  --------------
Total net sales....................................  $    1,280,602  $   1,347,553  $  (1,256,150) $    1,372,005
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
Loss from operations...............................  $  (11,610,600) $  (2,314,614) $   2,441,713  $  (11,483,501)
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
Identifiable assets................................  $    9,902,199  $   1,135,011  $    (787,473) $   10,249,737
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------

                                                         NORTH
                                                        AMERICA         EUROPE      ELIMINATIONS    CONSOLIDATED
                                                     --------------  -------------  -------------  --------------
1996
Customer sales.....................................  $      109,691  $   1,307,274  $    --        $    1,416,965
Intercompany sales.................................       1,227,500       --           (1,227,500)       --
                                                     --------------  -------------  -------------  --------------
Total net sales....................................  $    1,337,191  $   1,307,274  $  (1,227,500) $    1,416,965
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
Loss from operations...............................  $  (10,492,597) $  (1,243,843) $   1,297,230  $  (10,439,210)
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
Identifiable assets................................  $    3,689,080  $     420,193  $    (161,230) $    3,948,043
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------

                                                         NORTH
                                                        AMERICA         EUROPE      ELIMINATIONS    CONSOLIDATED
                                                     --------------  -------------  -------------  --------------
1995
Customer sales.....................................  $      204,187  $     762,802  $    --        $      966,989
Intercompany sales.................................         778,437       --             (778,437)       --
                                                     --------------  -------------  -------------  --------------
Total net sales....................................  $      982,624  $     762,802  $    (778,437) $      966,989
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
Loss from operations...............................  $   (7,917,323) $    (671,384) $     623,626  $   (7,965,081)
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
Identifiable assets................................  $   13,509,248  $     282,305  $    (230,960) $   13,560,593
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (CONTINUED)

NOTE 12. QUARTERLY FINANCIAL INFORMATION--UNAUDITED

    The tables below contain summarized unaudited quarterly data for the years ended June 30, 1997 and 1996. The Company believes this information reflects all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the quarterly information presented. The operating results for any quarter presented are not necessarily indicative of the results that may be expected for future periods.

                                            FIRST         SECOND          THIRD         FOURTH         ANNUAL
                                           QUARTER        QUARTER        QUARTER        QUARTER        TOTALS
                                        -------------  -------------  -------------  -------------  -------------
1997
Net sales.............................  $     284,943  $     437,818  $     288,979  $     360,265  $   1,372,005
Gross profit..........................        215,652        279,437        216,310        288,426        999,825
Operating expenses....................      2,237,235      2,977,854      3,339,736      3,928,501     12,483,326
Net loss..............................     (1,792,521)    (2,696,226)    (3,050,028)    (3,706,056)   (11,244,831)
Net loss per share....................  $        (.16) $        (.23) $        (.26) $        (.28) $        (.93)
Shares used in computing net loss per
  share...............................     11,216,235     11,765,178     11,824,121     13,315,148     12,030,171

                                            FIRST         SECOND          THIRD         FOURTH         ANNUAL
                                           QUARTER        QUARTER        QUARTER        QUARTER        TOTALS
                                        -------------  -------------  -------------  -------------  -------------
1996
Net sales.............................  $     192,310  $     400,236  $     292,818  $     531,601  $   1,416,965
Gross profit..........................        136,250        299,977        221,203        347,973      1,005,403
Operating expenses....................      2,414,645      2,892,027      2,665,176      3,472,765     11,444,613
Net loss..............................     (2,129,564)    (2,475,081)    (2,340,296)    (3,168,309)   (10,113,250)
Net loss per share....................  $        (.22) $        (.26) $        (.25) $        (.33) $       (1.06)
Shares used in computing net loss per
  share...............................      9,500,209      9,503,971      9,509,345      9,538,626      9,513,038

    Quarterly and annual loss per share are computed independently based upon the applicable number of weighted average common shares and share equivalents for each period.