Form 10-K/A
period 1997-06-30
CYBERONICS INC
filed 1997-09-24
CIK 864683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JUNE 30, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-19806

                             ---------------------

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

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    The aggregate market value of voting stock held by non-affiliates of the registrant as of August 14, 1997, was based upon the last sales price reported for such date on the Nasdaq National Market approximately $163.9 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At July 31, 1997, registrant had outstanding 13,322,175 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    No documents are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1

  ITEM 1.   BUSINESS.......................................................................................           1

  ITEM 2.   PROPERTIES.....................................................................................          16

  ITEM 3.   LEGAL PROCEEDINGS..............................................................................          16

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................          16

PART II....................................................................................................          17

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................          17

  ITEM 6.   SELECTED FINANCIAL DATA........................................................................          18

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........          19

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................          28

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........          28

PART III...................................................................................................          28

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................          28

  ITEM 11.  EXECUTIVE COMPENSATION.........................................................................          31

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................          34

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................          36

PART IV....................................................................................................          37

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................          37

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

    DRUG THERAPY. AEDs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. There are eight drugs predominately used for the treatment of epilepsy which are used either alone or in combination. Lack of patient compliance, which is typical of chronic drug therapy, inherently reduces the efficacy of a drug therapy regimen. In addition, side effects are common with AEDs. Side effects range from debilitating central nervous system conditions such as drowsiness, confusion and cognitive impairment to life-threatening hematologic reactions or liver failure. Women taking AEDs are more likely to bear infants with birth defects than the general population. Children receiving AED therapy often experience learning difficulties. Four of the eight AEDs have received FDA approval since 1993, and no other major AEDs have been introduced in the United States since 1978. While each of these newer AEDs demonstrates some efficacy or tolerability benefits when compared with other AEDs, the Company believes that none of these newer AEDs appears to provide significantly improved clinical outcomes. See "--Competition."

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

THE CYBERONICS SOLUTION

    The Company's FDA approved NCP System is the only currently approved medical device alternative for treating epilepsy. The NCP System delivers an electrical signal through an implantable lead to the left vagus nerve in the patient's neck on a chronic, intermittent basis. Stimulation may also be initiated by the patient (or caregiver) with a hand held magnet.

    The Company believes that a successful new therapy for refractory epilepsy should be clinically proven, provide significant seizure control, be safe and tolerable with few side effects, provide long-term benefits and be easy for the physician to prescribe and for the patient to use. Based on the results of its preclinical studies, mechanism of action research and seven human clinical trials, the Company believes that the NCP System meets these criteria as described below.

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

        LONG-TERM EFFICACY. Long-term follow-up data, although derived from an uncontrolled protocol, on the 253 patients in the Company's first four studies suggest that efficacy is maintained and, for many patients, improves over time when the NCP System is used as an adjunctive therapy with drugs as part of a patient's optimized long-term treatment regime. Analysis of this pooled data showed that the median percent seizure reduction increased from 17% in the first three months to 44% after 18 months of treatment. See "--Clinical Trials."

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

    NCP GENERATOR. The NCP Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the vagus nerve lead to deliver electrical signals to the vagus nerve. The NCP Generator approved for use in the United States employs a battery which has an expected life of approximately 4.5 years at standard stimulation parameters. The Company has begun to sell an NCP Generator outside of the United States which employs a battery which has an estimated life of approximately 6.5 years at standard stimulation parameters. The Company intends to seek FDA approval to market this newer NCP Generator in the United States. Upon expiration of the battery, the NCP Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia.

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

    PROGRAMMING WAND AND SOFTWARE. The Company's proprietary programming wand and software are used to transmit programming information from a personal computer to the NCP Generator via electromagnetic signals. Programming capabilities include modification of the NCP Generator's programmable parameters (pulse width, output current, signal frequency and stimulation duration and interval), and storage and retrieval of telemetry data. The NCP programming wand can be connected to a standard personal computer using a serial connector.

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

                                                                             PERCENTAGE SEIZURE
                                                                             REDUCTION RATES FOR
                                                                               TREATMENT GROUP
STUDY                                                               MEAN           MEDIAN
----------------------------------------------------------------  ---------  -------------------
E01.............................................................      24.3%           31.6%
E02.............................................................      39.9%           48.1%
E03.............................................................      23.6%           22.6%
E04.............................................................       7.0%           21.8%
E05.............................................................      27.9%           23.4%

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

    LONG-TERM EFFICACY. In addition to the acute phase studies, the Company also provided the FDA with long-term follow-up data on the 253 E01 through E04 study patients. The long-term data came from an uncontrolled open label protocol where AEDs (both type and dose) and NCP System stimulation parameters were allowed to be changed. In the Company's long-term follow-up on patients in studies E01 through E04, a total of 238 out of a possible 251 completed one year of therapy (95%); 142 out of 172 completed two years of therapy (83%); and 88 out of 126 completed three years of therapy (70%).

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

    Although available long-term clinical data reveal continuing improved efficacy over the first 18 months of use, this data indicates that improvement stabilizes thereafter. Data regarding the longer term safety and efficacy of the NCP System are limited. In addition, although the Company has theories as to why vagus nerve stimulation reduces epileptic seizures, uncertainty still exists as to the basic mechanism that provides positive therapeutic effects. There can be no assurance that the efficacy of the treatment will continue to improve or will not decline over time, or that long-term operation of the NCP System will not produce adverse side effects or cause harm or death to patients. Any such negative long-term effects could adversely affect the regulatory status and/or market acceptance of the NCP System and thus adversely affect the Company's business, financial condition and results of operations.

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

    Although the Company has made several design changes in its generator and leads and has not recently experienced malfunctions or failures, there can be no assurance that there will not be future failures which could result in an unsafe condition in patients. The occurrence of malfunctions or adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of the NCP Generator and/or leads. Any product recall could have a material adverse effect on the Company's business, financial condition or results of operations.

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

ESTABLISH REIMBURSEMENT BY THIRD-PARTY PAYORS

    The Company believes that significant market acceptance of the NCP System for the treatment of epilepsy or other indications will require that the treatment be eligible for reimbursement from government and private health care payors both within and outside the United States. The Company is in the process of seeking the appropriate coverage recommendations from government sources and from private payor groups. The Company believes that hospitals will gain adequate reimbursement for the NCP System based on the compelling safety and efficacy of the NCP System, the debilitating nature and annual cost of treating refractory epilepsy, and the efficacy and cost of alternative treatments. See "--Third-Party Reimbursement."

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

MARKETING AND SALES

    UNITED STATES. The NCP System was approved for sale in the United States on July 16, 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. The Company intends to sell its products through a direct sales force in the United States. As of August 1, 1997 the United States sales and marketing team consisted of sixteen direct sales people (including a Vice President of Sales, four area Directors and eleven territory managers), all of whom have significant medical device sales experience, and three national marketing professionals supported by experienced medical device reimbursement consultants. The Company expects to continue expanding its marketing and sales team.

    The Company's sales and marketing plan focuses on reaching those physicians who treat a large number of patients with refractory partial onset seizures. To date, only a limited number of neurologists in the United States have experience treating patients with the NCP System. In the United States there are a limited number of neurologists and epileptologists (neurologists who specialize in epilepsy). The Company believes that a subset of these neurologists and epileptologists treat most epileptic patients. The Company intends initially to target these neurologists and epileptologists.

    The Company believes that physician acceptance of new medical products like the NCP System is typically a function of both the clinical utility of the product, as demonstrated by preclinical studies, mechanism of action research and human clinical trials, and the credibility of the data supporting the product's claims regarding safety, efficacy and clinical utility. Resources used to support sales of medical devices, such as the NCP System, include physicians who have used the product, peer reviewed medical journal articles, the Company's Physician's Manual and the data to be included in the Summary of Safety and Effectiveness prepared by the Company and published by the FDA. The Company intends to use all of these sources to gain acceptance of the NCP System. In addition, in June 1997, the Company sponsored a symposium at the International Epilepsy Congress in Dublin, Ireland, which over 150 physicians attended, and in August 1997, the Company is sponsoring the first North American vagus nerve stimulation symposia in Colorado Springs, Colorado.

    To enhance patient awareness, the Company intends to, among other things, educate and support national, regional and local epilepsy patient advocacy groups, such as the Epilepsy Foundation of America, and to provide information on the NCP System on web sites, in newsletters, at meetings and via mailing lists. The Company also intends to provide information directly to patients and to work with experienced epilepsy centers in co-marketing arrangements.

    INTERNATIONAL. Although the Company obtained approval to CE Mark the NCP System and to sell it in the member countries of the European Union in June 1994, through the end of calendar 1996, the Company focused its resources and efforts primarily on the clinical trials necessary to gain FDA approval to sell the NCP System in the United States. As a result, the Company until recently devoted only limited resources to international marketing and sales activities. The Company began building its international marketing and sales organization in fiscal 1997. In January 1997, the Company established an International Advisory Board consisting of epileptologists, neurologists, neurosurgeons and clinical scientists from Belgium, France, Germany, Italy, Sweden, the United Kingdom and the United States. As of June 30, 1997, the Company's international sales and marketing organization consisted of nine full time employees and approximately 28 independent distributors. The NCP System was officially launched at the Company's vagus nerve stimulation symposium at the International Epilepsy Congress in Dublin, Ireland on June 28, 1997.

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

    The Company believes that its success internationally is dependent upon the acceptance of the NCP System by a concentrated number of key opinion-leading epileptologists and neurologists. The Company estimates that there are approximately 200 key opinion-leading epileptologists in Western Europe alone. These opinion leaders treat a large number of refractory patients, have significant influence over the treatment decisions made by secondary centers and are often critical to obtaining approvals for adequate reimbursement coverage in their respective countries. The Company has implemented several programs to target these epileptologists, including the International Advisory Board, international clinical research programs and an international patient registry.

    The Company intends to leverage its United States product launch activities, including the experiences of leading epileptologists and neurologists in the United States to seek market acceptance of the NCP System in other countries. Physicians from the United States familiar with the NCP System have in the past presented their experiences and study results at international symposia, and the Company intends to encourage the continuation of this practice.

    The Company intends to seek additional regulatory and reimbursement approvals in the future in those major markets where the NCP System is not yet approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, the Company is working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the NCP System if such approvals are obtained. The Japanese clinical trial began in July 1993. To date, 34 patients have been implanted and treated for an average of 2.5 years. The Company's Japanese distributor expects to submit the results of this study, along with the Company's other clinical trial data, in calendar 1997 to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

MANUFACTURING AND SOURCES OF SUPPLY

    Cyberonics' manufacturing operations are required to comply with the FDA's QSR, which incorporates the agency's former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, the Company is subject to the compliance requirements of ISO 9001 and 9002 certification and CE Mark directives. The Company is audited on a semiannual basis for such compliance. See "--Government Regulation."

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

    The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations and for commercial sales activities in international markets. The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. The Company has recently entered into a lease for a new facility, and intends to move all of its manufacturing operations to the new facility, which is expected to begin production in early calendar 1998. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for its change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's QSR and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. In addition, one of the Company's contract manufacturers has moved its manufacturing operations to a new facility. The Company will be required to obtain FDA approval for the change in the location of the contractor's manufacturing facility, which generally requires a preapproval inspection by the FDA to determine the contractor's compliance with the QSR. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its or its contract manufacturers' new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

COMPETITION

    The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. has clinically assessed an implantable signal generator used with an invasive deep brain probe (thalamic stimulator) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

    The Company entered into a license agreement with Huntington Medical Research Institute pursuant to which the Company has licensed two United States patents (and their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement disorders. Pursuant to the license agreement, as amended, the Company paid an initial license fee of $200,000. In addition, the Company has a renewable option to expand the licensed field-of-use for additional indications for a license fee of $15,000 per indication. Pursuant to the license agreement, the Company is obligated to pay the licensor a royalty of 1% of net sales of NCP Systems using the licensor's standard lead (the Company's vagus nerve lead is a standard lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. The Company also paid royalties during fiscal 1995 and during each of fiscal 1996 and 1997, and has agreed to pay minimum royalties of $35,000 for fiscal 1998 and each fiscal year thereafter for the life of the licensed patents. In fiscal 1997, the Company elected not to exercise an option it held under this license to preserve its exclusivity with respect to the bidirectional lead and, as a result, the licensor may convert the license regarding the bidirectional lead to a non-exclusive license.

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

    In July 1997, the Company received FDA approval to market the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to AEDs. While the Company has satisfied FDA's requirements to commence domestic sales of its product, it continues to be subject to FDA's ongoing requirements to maintain regulatory compliance. Additionally, pursuant to the post-market surveillance conditions specified as part of the Company's FDA marketing approval, the Company is required to conduct clinical follow-up on a total of 50 patients during the first five years of stimulation to monitor the safety and tolerability of the NCP System. In addition, the Company has been required by the FDA to continue to provide information about which patients benefit most from the device as well as information on any deaths that occur in patients who have the device implanted. There can be no assurance that additional concerns will not be raised by the FDA in the future. The Company's business, financial condition and results of operations are critically dependent upon ongoing compliance with FDA regulations and requirements.

    The Company will be required to obtain FDA approval of a new PMA or PMA supplement before making any change to the NCP System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New PMAs and PMA supplements generally require submission of information needed to support the proposed change and often require additional clinical data. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, the Company will be required to obtain the FDA's approval of an IDE before beginning such testing. The Company intends to sponsor additional clinical trials of the NCP System in the United States, initially for additional epilepsy indications and, in the future, for non-epilepsy neurological disorders. The Company believes that it will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards ("IRBs") established pursuant to FDA regulations. There can be no assurance that the Company will be able to obtain any required FDA or IRB approvals for such clinical trials, the studies will be completed in a timely manner or the data and information obtained will be sufficient to support the filing of a new PMA or PMA supplement for the proposed charges. In addition, international sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The Company has obtained certain foreign governmental approvals, including the approval to use the European Union "CE" Mark, and has applied for additional approvals. There can be no assurance that the necessary approvals, including approval of new PMAs or supplements to existing PMAs for the NCP System, will be granted on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the withdrawal of previously received approvals, could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

THIRD-PARTY REIMBURSEMENT

    The Company's ability to commercialize the NCP System successfully will depend in part on whether third party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System, and the procedures and services associated therewith, and to reimburse for the costs of the NCP System and the related services at adequate levels.

    In deciding to cover a new therapy, third-party payors base their initial coverage decisions on several factors including, but not limited to, the status of the FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. The Company has implemented a program to provide third-party payors with the clinical and regulatory information that they will need to reach coverage decisions, both by sending materials directly to the payors and by assisting hospitals and physicians in their interactions with the payor. There can be no assurance that third-party payors will view the Company and the NCP System favorably with respect to any of the above factors, which may impede the Company's obtaining favorable coverage decisions on a timely basis, or at all. A failure to achieve favorable coverage decisions for the NCP System in a timely manner could deter patients and their physicians from using the Company's products and could have a material adverse effect on the Company's business, financial condition or results of operations.

    Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. The Company believes that coverage and reimbursement for most epilepsy patients who are likely candidates for treatment may be implanted with the NCP System will need to be obtained from third-party private payors. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. Those mechanisms have provided payment levels for many other implantable devices that have been adequate to allow device use and commercial success. Assuming that most payors determine to cover the NCP System and related services, the Company expects that many of these same payment mechanisms will provide reimbursement levels for the NCP System and related services that physicians and hospitals will view as adequate to support use of the NCP System.

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

    In June 1994, the Company was granted approval to use the CE Mark and to market the NCP System in the European Union. The Company is continuing to pursue appropriate reimbursement approvals in the European Union member countries. The Company believes that significant sales volume will be difficult to generate without appropriate reimbursement approvals. There can be no assurance as to when or whether such reimbursement will be obtained in any of the European Union countries or, if obtained, whether the levels of reimbursement will be sufficient to enable the Company to sell the NCP System on a profitable basis.

PRODUCT LIABILITY AND INSURANCE

    The manufacture and sale of the Company's products entail the risk of product liability claims. Although the Company maintains product liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

    As of August 15, 1997, the Company had 69 full-time employees, including 7 in research and development, 9 in clinical and regulatory affairs, 22 in manufacturing and quality assurance, 24 in field sales and 7 in marketing and administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel including, but not limited to, its key officers and its Board of Directors. The Company believes its relationship with its employees is good. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. PROPERTIES

PROPERTIES

    The Company leases approximately 25,000 square feet of office and manufacturing space in Webster, Texas through October 1997 and a sales office in Brussels, Belgium through January 2000. In August 1997, the Company entered into an operating lease agreement for a new domestic office and manufacturing facility totaling approximately 22,000 square feet beginning in October 1997, expanding to approximately 41,000 square feet by March 1998. The Company believes that these leased facilities, together with its planned additional space, will be adequate to meet its needs at least through June 30, 1999.

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

    The Company expects to incur substantial costs related to sales and marketing activities associated with United States and international market entry, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. It is expected that there will be a significant delay between the increased levels of spending and any resulting increase in revenues. Accordingly, the Company expects to remain unprofitable through at least the fiscal year ending June 30, 1999. There can be no assurance that the Company will become profitable after that time or, that if it becomes profitable, it will remain so in future periods. Furthermore, the Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred by the Company as it expands its sales and marketing efforts, availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales and ability to achieve acceptable manufacturing yields and costs.

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

    The Company's gross margin percentage was 72.9% for the year ended June 30, 1997 compared to 71.0% and 64.1% for fiscal 1996 and 1995, respectively. The fiscal 1997 increase is attributable primarily to a shift in international sales mix toward markets where the Company sells its products directly, resulting in reduced distributor discounts and consequently, higher gross margins. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between direct and distributor sales, the NCP System's selling price and the levels of production volume.

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

    UNCERTAINTY OF MARKET ACCEPTANCE. Although the NCP System was approved for commercial sale in a number of European countries beginning in 1994, the Company has sold, through June 30, 1997, a limited number of NCP Systems. Market acceptance of the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in approximately 1,000 patients through June 30, 1997, it provides a new form of therapy with which many physicians are unfamiliar. The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, timing of any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred as the Company expands its sales and marketing efforts and availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales.

    LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The Company's ability to commercialize the NCP System successfully will depend in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System and the procedures and services associated therewith, and to reimburse for the costs of the NCP System and the related services at adequate levels.

    In deciding to cover a new therapy, third-party payors base their initial coverage decisions on several factors including, but not limited to, the status of the FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. There can be no assurance that third-party payors will view the Company and the NCP System favorably with respect to any of the above factors. The Company has only limited experience in seeking and obtaining coverage decisions from third-party payors. A failure to achieve favorable coverage decisions for the NCP System in a timely manner could deter patients and their physicians from using the NCP System and could have a material adverse effect on the Company's business, financial condition or results of operations.

    Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. The Company believes that coverage and reimbursement for most epilepsy patients who are likely candidates for treatment with the NCP System will need to be obtained from third-party private payors. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms, including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses a fixed-payment method (based on Diagnosis Related Groups or "DRGs") to pay for hospital inpatient services and uses a resource-based relative value scale to pay for physicians' services. Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. In order to assure adequate reimbursement for all epileptic patients eligible for benefits under Medicare, the Company intends to seek changes in the DRG grouping so that NCP System implant cases would be reclassified to other, higher-paying DRGs. The Company has only limited experience in seeking and obtaining coverage and payment approvals from third-party payors, and there can be no assurance that the Company would be successful in achieving coverage or adequate reimbursement levels, or that it can obtain new DRG assignments under the Medicare program to cover the complete costs of therapy using the NCP System. If the Company is unsuccessful in achieving coverage or adequate reimbursement levels or in obtaining new DRG assignments, or if hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Third-Party Reimbursement."

    In June 1994, the Company was granted approval to use the CE Mark and to market the NCP System in the European Union. The Company is continuing to pursue appropriate reimbursement approvals in the European Union member countries. The Company believes that significant sales volume will be difficult to generate without appropriate reimbursement approvals. There can be no assurance as to when or whether such reimbursement will be obtained in any of the European Union countries or, if obtained, whether the levels of reimbursement will be sufficient to enable the Company to sell the NCP System on a profitable basis.

    LIMITED MARKETING AND SALES EXPERIENCE. Although the Company has had approval to market the NCP System in the member countries of the European Union since 1994, it has only recently received FDA approval to commercialize the NCP System in the United States and, consequently, it has limited experience in marketing, direct sales and distribution. The Company has recently established a marketing and sales force for the United States market, but no assurance can be given that the Company's direct marketing and sales force will succeed in promoting the NCP System to patients, health care providers or third-party payors. The Company believes that, to market its products directly, it must employ a marketing and sales force with technical expertise. In addition, due to the limited market awareness of the NCP System, the Company believes that the sales process could be lengthy, requiring the Company to educate patients, health care providers and third-party payors regarding the clinical benefits of the NCP System. In certain international territories, the Company relies, and intends to continue relying, upon independent distributors. There can be no assurance that the Company will be able to recruit and retain skilled marketing and sales personnel or foreign distributors, or that the Company's marketing efforts will be successful. Failure by the Company to successfully market the NCP System would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Marketing and Sales."

    LIMITED MANUFACTURING EXPERIENCE. The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations and for commercial sales activities in international markets. The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. The Company has recently entered into a lease for a new facility, and intends to move all of its manufacturing operations to the new facility, which is expected to begin production in early calendar 1998. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for its change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's Quality System regulations ("QSR") and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. In addition, one of the Company's contract manufacturers has moved its manufacturing operations to a new facility. The Company will be required to obtain FDA approval for the change in the location of the contractor's manufacturing facility, which generally requires a preapproval inspection by the FDA to determine the contractor's compliance with the QSR. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its or its contract manufacturers' new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Manufacturing and Sources of Supply."

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

    RISK OF PRODUCT RECALL. The NCP System includes a complex electronic device and lead designed to be implanted in the human body. Component failures, manufacturing errors or design defects could result in an unsafe condition in patients. The occurrence of such problems or other adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of NCP Generators and/or leads. In 1991, a failure of an NCP System caused permanent paralysis of one patient's left vocal cord. In addition, several patients experienced vagus nerve lead failures which, although not harmful to the patient, reduced the efficacy of the treatment and required lead replacement. Since the occurrence of these failures, changes have been made to the Company's product designs and no similar failures have been reported to the Company. There can be no assurance, however, that the Company will not experience similar or other product problems or that the Company will not be required to recall products. Any product recall could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Clinical Trials" and "--Government Regulation."

    DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to obtain and maintain patent and other intellectual property protection for the NCP System and its improvements, and for vagus nerve stimulation therapy. To that end, the Company has acquired licenses under certain patents and has patented and intends to continue to seek patents on its own inventions used in its products and treatment methods. The process of seeking patent protection can be expensive and time consuming and there can be no assurance that patents will issue from the currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of the Company's technology, or any commercial advantage to the Company.

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

    COMPETITION; RAPID TECHNOLOGICAL CHANGE. The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. has clinically assessed an implantable signal generator used with an invasive deep brain probe (thalamic stimulator) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Competition."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of the Company, their ages as of August 15, 1997, and certain additional information about them, are as follows:

NAME                                           AGE                             POSITION
-----------------------------------------      ---      -------------------------------------------------------
Robert P. Cummins........................          43   President and Chief Executive Officer
Reese S. Terry, Jr.......................          55   Chairman of the Board, Executive Vice President and
                                                          Secretary
John K. Bakewell.........................          36   Vice President, Finance and Administration and Chief
                                                          Financial Officer
Michael D. Dale..........................          38   Vice President, Global Sales
William H. Duffell, Jr.,                           37   Vice President, Clinical and Regulatory Affairs Ph.D
Stephen D. Ford..........................          47   Vice President, Manufacturing
Shawn P. Lunney..........................          34   Vice President, Marketing
Stanley H. Appel, M.D....................          64   Director
Tony Coelho..............................          55   Director
Thomas A. Duerden, Ph.D..................          67   Director
Michael J. Strauss, M.D..................          44   Director

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

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth the compensation paid by the Company for the year ended June 30, 1997 to the Chief Executive Officer of the Company and each of the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                                                             -------------
                                                                     ANNUAL COMPENSATION      SECURITIES
                                                        FISCAL     ------------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR      SALARY ($)    BONUS ($)    OPTIONS (#)   COMPENSATION
----------------------------------------------------  -----------  -----------  -----------  -------------  -------------
Robert P. Cummins(1)................................        1997      196,596       68,530       356,000            294(2)
  President and Chief Executive Officer                     1996      140,758       32,930        50,000          8,194(2)(3)

Reese S. Terry, Jr..................................        1997      146,693       32,596        63,500          6,705(2)
  Chairman of the Board and Executive                       1996      130,880       32,950        --              5,321(2)
  Vice President                                            1995      127,746       11,158        20,000          5,544(2)

William H. Duffell, Jr.(4)..........................        1997      157,356       32,963        90,000         13,952(5)
  Vice President, Clinical and Regulatory                   1996      150,000       27,886        --             27,881(6)
  Affairs                                                   1995       23,077        5,000        85,000         --

John K. Bakewell....................................        1997      131,187       29,527       135,000            263(2)
  Vice President Finance and Administration                 1996      105,502       27,537            --            225(2)
  and Chief Financial Officer                               1995      101,620        8,630        55,000            226(2)

Shawn P. Lunney.....................................        1997      119,423       54,744       137,750            231(2)
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

    OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth each grant of stock options made during the year ended June 30, 1997 to each of the Named Executive Officers:

                                                           INDIVIDUAL GRANTS
                                          ----------------------------------------------------  POTENTIAL REALIZABLE
                                                        PERCENT OF                                VALUE AT ASSUMED
                                           NUMBER OF   TOTAL OPTIONS                            ANNUAL RATES OF STOCK
                                          SECURITIES    GRANTED TO                               PRICE APPRECIATION
                                          UNDERLYING   EMPLOYEES IN    EXERCISE                 FOR OPTION TERM($)(2)
                                            OPTIONS       FISCAL         PRICE     EXPIRATION   ---------------------
NAME                                      GRANTED(#)      YEAR(2)       ($/SH)        DATE         5%         10%
----------------------------------------  -----------  -------------  -----------  -----------  ---------  ----------
Robert P. Cummins.......................       2,000(3)        0.1%    $    3.06     06/01/03       2,318       5,342
                                               2,000(3)        0.1%    $    3.06     07/05/04       2,776       6,589
                                               2,000(3)        0.1%    $    3.06     06/01/05       3,183       7,749
                                              50,000(3)        2.6%    $    3.06     10/11/05      83,391     204,912
                                             300,000         15.8%     $    3.06     11/01/06     577,325   1,463,056

Reese S. Terry, Jr......................      20,000(3)        1.1%    $    3.06     09/20/04      28,488      67,920
                                              43,500          2.3%                   11/01/06      83,712     212,143

John K. Bakewell........................      45,000(3)        2.4%    $    3.06     05/10/03      51,388     118,151
                                              15,000(3)        0.8%    $    3.06     09/20/04      21,366      50,940
                                              75,000          4.0%     $    3.06     11/01/06     144,331     365,764

William H. Duffell, Jr..................      90,000(3)        4.8%    $    3.06     11/01/06     173,197     438,917

Shawn P. Lunney.........................       3,000(3)        0.2%    $    3.06     12/09/02       3,172       7,213
                                              10,000(3)        0.5%    $    3.06     03/25/03      11,249      25,805
                                              15,000(3)        0.8%    $    3.06     09/20/04      21,640      51,812
                                             104,750          5.5%     $    3.06     11/01/06     201,583     510,850

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

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
VALUES. The following table sets forth, for each of the Named Executive Officers, each exercise of stock options during the fiscal year ended June 30, 1997 and the year-end value of unexercised options:

                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                    SHARES          VALUE       UNDERLYING UNEXERCISED             IN-THE-MONEY
                                   ACQUIRED       REALIZED    OPTIONS AT FISCAL YEAR-END    OPTIONS AT FISCAL YEAR-END
NAME                            ON EXERCISE(#)     ($)(1)    EXERCISABLE/UNEXERCISABLE(#)(2) EXERCISABLE/UNEXERCISABLE($)(3)
-----------------------------  -----------------  ---------  ----------------------------  ----------------------------
Robert P. Cummins............         --             --              176,750/181,250           $   829,078/$850,063
Reese S. Terry, Jr...........         --             --                27,219/36,281           $   127,657/$170,158
John K. Bakewell.............         --             --               104,355/70,645           $   481,771/$327,629
William H. Duffell, Jr.......         --             --                83,542/91,458           $   382,708/$421,892
Shawn P. Lunney..............          7,125      $  29,231            86,081/74,669           $   399,546/$349,802

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

                                                                                     SHARES        PERCENTAGE OF
                                                                                   BENEFICIALLY OUTSTANDING SHARES
NAME OF BENEFICIAL OWNER                                                            OWNED(1)         OWNED(1)
---------------------------------------------------------------------------------  -----------  -------------------
St. Jude Medical, Inc.(2)........................................................   2,181,818            16.4%
  One Lillehei Plaza
  St. Paul, MN 55117-9983

Vista III, L.P.(3)...............................................................   1,573,204            11.8%
  36 Grove Street
  New Canaan, CT 06840

The Clark Estates(4).............................................................   1,226,208             9.2%
  30 Wall Street
  New York, NY 10005

Reese S. Terry, Jr.(5)...........................................................     978,625             7.3%
  c/o Cyberonics, Inc.
  17448 Highway 3, Suite 100
  Webster, TX 77598-4135

SmallCap World Fund Inc..........................................................     864,800             6.5%
  c/o Capital Research and Management
  333 South Hope Street
  Los Angeles, CA 90071

Wisconsin Investment Board.......................................................     718,000             5.4%
  P.O. Box 7842
  Madison, WI 53707

Robert P. Cummins(6).............................................................     328,500             2.4%

John K. Bakewell(7)..............................................................     139,130             1.0%

William H. Duffell(8)............................................................     132,692             1.0%

Shawn P. Lunney(9)...............................................................     105,471            *

Thomas A. Duerden, Ph.D.(10).....................................................      51,000            *

Stanley H. Appel, M.D.(11).......................................................      82,500            *

Tony Coelho(12)..................................................................      31,833            *

Michael J. Strauss(13)...........................................................       8,750            *

All executive officers and directors as a group (11 persons)(14).................   2,115,886            14.7%

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

10.1(1)*  1988 Incentive Stock Plan, as amended.

10.2(1)*  1991 Employee Stock Purchase Plan.

10.3(1)   License Agreement dated March 15, 1988 between the Registrant and Dr.
          Jacob Zabara.

10.4(1)   Patent License Agreement effective as of July 28, 1989 between the
          Registrant and Huntington Medical Research Institute.

10.5(3)   Lease Agreement dated November 3, 1994 together with amendments dated
          April 18, 1996 and April 30, 1997, respectively, between the
          Registrant and Salitex II, Ltd.

10.6(1)   Form of Indemnification Agreement.

10.7(1)   Amended and Restated Stockholders Agreement dated October 16, 1992.

10.8(4)   Registration Rights Agreement dated March 28, 1997.

10.9(5)*  1996 Stock Option Plan.

10.10(3) Stockholders' Agreement dated April 8, 1996 between the Registration and St. Jude Medical, Inc.

10.11(3) Letter Agreement dated March 28, 1997 between the Clark Estates and the Registrant.

10.12     Lease Agreement dated August 19, 1997 between the Registrant and Space
          Assets II, Inc.

21.1(3)   List of Subsidiaries of the Registrant.

23.1(3)   Consent of Independent Public Accountants.

27(3)     Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.

(3) Incorporated by reference to the Company's Report on Form 10-K for the year ended June 30, 1997.

(4) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on January 14, 1997.

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

Registrant
CYBERONICS, INC.

By:                  /s/ JOHN K. BAKEWELL
           ----------------------------------------
                       John K. Bakewell
                  VICE PRESIDENT, FINANCE AND
                        ADMINISTRATION
            AND CHIEF FINANCIAL OFFICER (PRINCIPAL
               FINANCIAL AND ACCOUNTING OFFICER)

September 24, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE               CAPACITY IN WHICH SIGNED         DATE
-----------------------------------  -------------------------  ----------------

       REESE S. TERRY, JR.*
-----------------------------------  Chairman of the Board and   September 24,
        Reese S. Terry, Jr.           Executive Vice President        1997

                                     President, Chief
        ROBERT P. CUMMINS*            Executive Officer and      September 24,
-----------------------------------   Director (Principal             1997
         Robert P. Cummins            Executive Officer)

                                     Vice President, Finance
       /s/ JOHN K. BAKEWELL           and Administration and
-----------------------------------   Chief Financial Officer    September 24,
         John K. Bakewell             (Principal Financial and        1997
                                      Accounting Officer)

      STANLEY H. APPEL, M.D.*
-----------------------------------  Director                    September 24,
      Stanley H. Appel, M.D.                                          1997

           TONY COELHO*
-----------------------------------  Director                    September 24,
            Tony Coelho                                               1997

     THOMAS A. DUERDEN, PH.D.*
-----------------------------------  Director                    September 24,
     Thomas A. Duerden, Ph.D.                                         1997

        MICHAEL J. STRAUSS*
-----------------------------------  Director                    September 24,
        Michael J. Strauss                                            1997

*By:               /s/ JOHN K. BAKEWELL
           ------------------------------------
                     John K. Bakewell
                    (ATTORNEY-IN-FACT)

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