Form 10-Q
period 1997-09-30
CYBERONICS INC
filed 1997-11-07
CIK 864683

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1997 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-19806

                              CYBERONICS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                           76-0236465
    ----------------------------            ---------------------
   (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)

      17448 Highway 3, Suite 100
          Webster, Texas                          77598-4135
     ----------------------------            --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

     Registrant's telephone number, including area code:  (713) 332-1375


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                      OUTSTANDING AT NOVEMBER 3, 1997
    Common Stock - $0.01 par value                  16,589,283
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             CYBERONICS, INC.

                                 INDEX

                                                                   Page No.
                                                                   --------
         PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:

            Consolidated Balance Sheets
            September 30, 1997 (unaudited) and June 30, 1997 .....      3

            Consolidated Statements of Operations (unaudited)
            three months ended September 30, 1997 and 1996 .......      4

            Consolidated Statements of Cash Flows (unaudited)
            three months ended September 30, 1997 and 1996 .......      5

            Notes to Consolidated Financial Statements ...........      6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................      8


         PART II.  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K ........................     17

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CYBERONICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,     JUNE 30,
                                                      1997            1997
                                                  -------------   -------------
ASSETS                                             (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . $ 35,150,639    $    781,639
    Securities held to maturity . . . . . . . . .   11,119,239       7,129,409
    Accounts receivable, net. . . . . . . . . . .      974,848         548,542
    Inventories . . . . . . . . . . . . . . . . .    1,132,188       1,005,356
    Prepaid expenses. . . . . . . . . . . . . . .      353,530         126,799
                                                  -------------   -------------
        TOTAL CURRENT ASSETS. . . . . . . . . . .   48,730,444       9,591,745

Securities held to maturity . . . . . . . . . . .    1,730,020         212,408
Property and equipment, net . . . . . . . . . . .      571,247         362,333
Other assets, net . . . . . . . . . . . . . . . .      146,744          83,251
                                                  -------------   -------------
                                                  $ 51,178,455    $ 10,249,737
                                                  -------------   -------------
                                                  -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable. . . . . . . . . . . . . . . $  1,077,613    $    365,351
    Accrued liabilities . . . . . . . . . . . . .    1,992,356       1,462,914
                                                  -------------   -------------
        TOTAL CURRENT LIABILITIES . . . . . . . .    3,069,969       1,828,265

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,500,000
      shares authorized; no shares issued
      or outstanding. . . . . . . . . . . . . . .           --              --
    Common stock, $.01 par value, 25,000,000
      shares authorized; 16,356,228 and
      13,322,175 shares issued and
      outstanding at September 30, 1997
      and June 30, 1997, respectively . . . . . .      163,562         133,222
    Additional paid-in capital. . . . . . . . . .  101,733,507      57,338,856
    Deferred compensation . . . . . . . . . . . .      (58,969)        (63,750)
    Accumulated deficit . . . . . . . . . . . . .  (54,124,200)    (49,167,002)
    Cumulative translation adjustments. . . . . .      394,586         180,146
                                                  -------------   -------------
        TOTAL STOCKHOLDERS' EQUITY. . . . . . . .   48,108,486       8,421,472
                                                  -------------   -------------
                                                  $ 51,178,455    $ 10,249,737
                                                  -------------   -------------
                                                  -------------   -------------

               See accompanying notes to financial statements.

                                  CYBERONICS, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------
Net sales ....................................  $  1,103,234      $    284,943
Cost of sales ................................       321,874            69,291
                                                ------------      ------------
Gross profit .................................       781,360           215,652

Operating expenses:
    Research and development .................     1,976,532         1,426,985
    Selling, general and administrative ......     3,959,225           810,250
                                                ------------      ------------
       Total operating expenses ..............     5,935,757         2,237,235
                                                ------------      ------------
Loss from operations .........................    (5,154,397)       (2,021,583)
Interest income, net .........................       202,261           147,327
Other (expense) income, net ..................        (5,062)           81,735
                                                ------------      ------------
Net loss .....................................  $ (4,957,198)     $ (1,792,521)
                                                ------------      ------------
                                                ------------      ------------
Net loss per share ...........................  $      (0.36)     $      (0.16)
                                                ------------      ------------
                                                ------------      ------------
Shares used in computing net loss per share ..    13,820,939        11,216,235
                                                ------------      ------------
                                                ------------      ------------

            See accompanying notes to financial statements.

                                   CYBERONICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       -----------------------------
                                                           1997              1996
                                                       ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss.........................................    $ (4,957,198)    $ (1,792,521)
  Non-cash items included in net loss:
    Depreciation and amortization..................          47,271           44,105
    Compensation expense related to certain stock
      options and common stock issuances...........           4,781            2,676
  Change in operating assets and liabilities:
    Accounts receivable............................        (426,306)          33,347
    Inventories....................................        (126,832)        (325,839)
    Prepaid expenses...............................        (226,731)         147,113
    Accounts payable and accrued liabilities.......       1,241,704         (928,042)
                                                       ------------     ------------
      Net Cash Used In Operating Activities........      (4,443,311)      (2,819,161)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............        (256,185)         (36,753)
  Purchases of investments.........................      (9,325,720)              --
  Maturities of investments........................       3,818,278           36,345
                                                       ------------     ------------
      Net Cash Used In Investing Activities........      (5,763,627)            (408)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net......      44,424,991       11,348,790
  Other............................................         (63,493)            (122)
                                                       ------------     ------------
      Net Cash Provided By Financing Activities....      44,361,498       11,348,668
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS.................................         214,440          (80,628)
                                                       ------------     ------------
      Net increase in cash and cash equivalents....      34,369,000        8,448,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...         781,639        2,121,930
                                                       ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........    $ 35,150,639     $ 10,570,401
                                                       ------------     ------------
                                                       ------------     ------------

                   See accompanying notes to financial statements.

                                   CYBERONICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                  SEPTEMBER 30, 1997

NOTE 1 - BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1997.

NOTE 2 - INVESTMENT SECURITIES:

    At September 30, 1997 and June 30, 1997, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates over the next 18 months and have a fair market value of $12,773,607 and a gross unrealized holding loss of $75,652 at September 30, 1997.

NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                          SEPTEMBER 30, 1997  JUNE 30, 1997
                                          ------------------  -------------
                                              (UNAUDITED)
    Raw materials and components.........     $  497,637       $  454,122
    Work-in-process......................        300,319          206,282
    Finished goods.......................        334,232          344,952
                                              ----------       ----------
                                              $1,132,188       $1,005,356
                                              ----------       ----------
                                              ----------       ----------

NOTE 4 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:

                                          SEPTEMBER 30, 1997  JUNE 30, 1997
                                          ------------------  -------------
                                              (UNAUDITED)
    Clinical costs.......................     $  825,324       $  688,271
    Payroll and other compensation.......        335,887          219,288
    Professional services................        273,900          114,800
    Warranties...........................        231,808          231,808
    Marketing activities.................        175,000           58,562
    Royalties............................        103,514           46,320
    Customer deposits....................             --           18,364
    Other................................         46,923           85,501
                                              ----------       ----------
                                              $1,992,356       $1,462,914
                                              ----------       ----------
                                              ----------       ----------

NOTE 5 - STOCKHOLDERS' EQUITY:

    In September 1997, the Company issued 3,000,000 shares of its Common Stock in a follow-on public offering for $15.88 per share. Proceeds from the issuance totaled approximately $44.3 million after commissions and offering costs. In October 1997, the Company issued an additional 225,000 shares of its Common Stock upon the exercise of a portion of the underwriter's over-allotment option related to the Company's follow-on public offering. Proceeds from the issuance totaled approximately $3.4 million after commissions and offering costs.

NOTE 6 - NET LOSS PER SHARE:

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Effective July 1, 1997, Cyberonics adopted the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15. Adoption of Statement No. 128 requires retroactive revision of the presentation of net loss per share in historical financial statements. The Company's net loss per share presented in the accompanying financial statements as calculated under the provisions of APB Opinion No. 15 are the same as those had basic net loss per share under Statement No. 128 been presented. Additionally, net loss per share as presented herein are also the same as those had diluted net loss per share under the provisions of Statement No. 128 been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF IMPORTANT FACTORS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE COMPANY'S RESULTS, PLEASE REFER TO THE FINANCIAL STATEMENT LINE ITEM DISCUSSIONS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND TO THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS." READERS ARE ALSO ENCOURAGED TO REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR A FURTHER DISCUSSION OF THE COMPANY'S BUSINESS AND THE RISKS AND OPPORTUNITIES ATTENDANT THERETO.

SUMMARY

    Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to anti-epileptic drugs ("AEDs"). From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had minimal revenues to date, primarily consisting of sales to clinical investigators and international sales, and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through June 30, 1997, the Company incurred a cumulative net deficit of approximately $54.1 million.

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

    The Company expects to incur substantial costs related to sales and marketing activities associated with United States and international market entry, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. It is expected that there will be a significant delay between the increased levels of spending and any resulting increase in revenues. Accordingly, the Company expects to remain unprofitable through at least the fiscal year ending June 30, 1998. There can be no assurance that the Company will become profitable after that time or, that if it becomes profitable, it will remain so in future periods. Furthermore, the Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred by the Company as it expands its sales and marketing efforts, availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales and ability to achieve acceptable manufacturing yields and costs.

RESULTS OF OPERATION

    NET SALES. Net sales for the three months ended September 30, 1997 totaled $1.1 million compared to $285,000 for the three months ended September 30, 1996, representing an overall increase of 287%. Net sales for the three months ended September 30, 1997 consisted of $549,000 from international markets and $554,000 from the United States. Net sales for the three months ended September 30, 1996 were attributable entirely to the Company's international markets. In July 1997, the Company received FDA approval to market the NCP System in the United States. The Company's domestic net sales for the three months ended September 30, 1997 were generated entirely from commercial sales activities following FDA approval. Domestic sales activities in previous quarters had been limited exclusively to reimbursements related to the Company's clinical trials activities. While such clinical trial reimbursements may continue in future periods, the Company expects that the substantial majority of future domestic net sales will be derived from commercial sources. Future increases in net sales will be dependent upon development of increased market acceptance for the NCP System and upon obtaining reimbursement approval in key markets.

    GROSS PROFIT. The Company's gross margin percentage was 70.8% for the three months ended September 30, 1997 compared to 75.7% in the prior year period. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs and the acquisition cost of raw materials and components. In addition, the Company is obligated to pay royalties, ranging from 7% to 7.75% on the first $12 million in cumulative net sales and from 4% to 4.75% thereafter, which are included in cost of sales during the three months ended September 30, 1997. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price and levels of production volume.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $2.0 million for the three months ended September 30, 1997 compared to $1.4 million in the prior year period. The increase was due primarily to costs associated with product design and development efforts and regulatory costs associated with the recent receipt of FDA approval for the NCP System. The Company intends to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in future periods depending primarily upon the level of clinical trial activity.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4.0 million for the three months ended September 30, 1997 compared to $810,000 for the three months ended September 30, 1996. The increase was primarily due to United States market launch activities for the NCP System and to the continued expansion of international market development efforts. The Company began expanding its sales and marketing staff in late calendar 1996 and early 1997 to more actively pursue international sales and in anticipation of FDA approval in the United States and expects to add further sales and marketing personnel during fiscal 1998. The Company also expects to add administrative personnel in anticipation of higher levels of business activity. Accordingly, the Company expects its future selling, general and administrative expenses in absolute amount to remain at or increase beyond the amounts incurred during the three months ended September 30, 1997.

    INTEREST INCOME, NET. Net interest income totaled $202,000 for the three months ended September 30, 1997 compared to $147,000 for the same period in the prior year. Interest income increased as a result of higher average cash and investment balances on hand due to investment of the proceeds from private placement of Common Stock completed in March 1997 and the completion of a follow-on public equity offering in September 1997. The Company expects that the investment of proceeds from the September 1997 equity offering will generate increased levels of investment income in future quarters.

    OTHER (EXPENSE) INCOME, NET. Other (expense) income totaled ($5,000) and $82,000 during the three months ended September 30, 1997 and 1996, respectively. For each of these periods, other income (expense) consisted of net gains and losses resulting from foreign currency fluctuations.

    INCOME TAXES. Due to its net operating loss history, to date the Company has established a valuation allowance to fully offset its deferred tax assets, including those related to its carryforwards, resulting in no income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through February 1993, the Company financed its operations primarily through private placements of its securities through which it raised approximately $16.5 million in net proceeds. In February 1993, the Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. In July 1996, the Company raised an additional $11.2 million in net proceeds in a sale of 2,181,818 shares of its Common Stock to St. Jude Medical, Inc. and, in March 1997, the Company raised an additional approximately $6.8 million in a sale of 1,534,374 shares of its Common Stock in a private placement. In September 1997, the Company completed a public equity offering of 3,000,000 shares of its Common Stock, generating net proceeds of approximately $44.3 million. Additionally, through September 30, 1997, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. The Company had no short- or long-term borrowings outstanding at September 30, 1997, and had no credit facilities available at that time.

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

    During the quarter ended September 30, 1997, the Company used approximately $4.4 million in cash in operating activities. During the quarter, accounts receivable increased to $975,000 from $549,000 at June 30, 1997 reflecting the higher level of sales in the quarter, and inventories increased to $1.1 million from $1.0 million at June 30, 1997 as the Company continued to build inventory levels in anticipation of higher levels of manufacturing and sales activities. During the quarter ended September 30, 1997, the Company raised approximately $44.4 million from the sale of Common Stock in a public equity offering.

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

    The Company believes that its current resources will be sufficient to fund its operations at least through June 30, 1999. This estimate is based on certain assumptions, which may not hold true. There can be no assurance that the Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements through June 30, 1999. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international and domestic sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise additional capital, if needed, or that the terms upon which capital will be available will be favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    THE COMPANY'S FUTURE OPERATING RESULTS CAN BE EXPECTED TO VARY BASED UPON A NUMBER OF FACTORS, INCLUDING THOSE DESCRIBED BELOW.

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

    Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. The Company believes that coverage and reimbursement for most epilepsy patients who are likely candidates for treatment with the NCP System will need to be obtained from third-party private payors. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms, including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses a fixed-payment method (based on Diagnosis Related Groups or "DRGs") to pay for hospital inpatient services and uses a resource-based relative value scale to pay for physicians' services. Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. In order to assure adequate reimbursement for all epileptic patients eligible for benefits under Medicare, the Company intends to seek changes in the DRG grouping so that NCP System implant cases would be reclassified to other, higher-paying DRGs. The Company has only limited experience in seeking and obtaining coverage and payment approvals from third-party payors, and there can be no assurance that the Company would be successful in achieving coverage or adequate reimbursement levels or in obtaining new DRG assignments, or if hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

    MANAGEMENT OF GROWTH. In connection with the commercialization of the NCP System in the United States, the Company has begun and intends to continue to significantly expand the scope of its operations, in particular in marketing and sales. Such activities have placed, and may continue to place, a significant strain on the Company's resources and operations. The Company's ability to effectively manage such growth will depend upon its ability to attract, hire and retain highly qualified employees and management personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems, of which there can be no assurance. The Company's ability to manage growth effectively could have a material adverse effect on the Company's business, financial condition or results of operations.

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

    GOVERNMENT REGULATION. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the United States by federal agencies, primarily the FDA, and by comparable state agencies. The NCP System is regulated as a medial device by the FDA and is subject to the FDA's premarket approval ("PMA") requirements. In July 1997, the Company received

FDA approval to market the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. Nonetheless, in the future, it will be necessary for the Company to file PMA supplements, and apply for additional regulatory approvals, possibly including new investigational device exemptions ("IDEs") and additional PMAs, for other applications of the NCP System and for modified or future-generation products. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the
appropriate authorities in such countries.   The process of obtaining FDA and
other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future regulatory approvals. There can be no assurance that the Company will be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the NCP System could have a material adverse effect on the Company's business, financial condition or results of operations.

    FUTURE CAPITAL REQUIREMENTS. Although the Company believes that its current resources, together with the proceeds from an anticipated public offering of Common Stock, will be sufficient to meet its capital requirements at least through June 30, 1999, there can be no assurance that the Company will not require additional financing either before or after that date. This estimate is based on certain assumptions, which may not hold true, including the timely completion of a financing. There can be no assurance that such financing will be completed on a timely basis or at all, or that proceeds from such financing, if any, combined with Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements through June 30, 1999. The Company's future capital requirements will depend upon numerous factors, including the extent and timing of future product sales, the scale-up of the Company's manufacturing facilities, and the nature, timing and success of clinical trials for additional indications for the NCP System. Such financing, if required, may not be available on satisfactory terms, or at all. Lack of access to sufficient financing would impair the Company's ability to fully pursue its business objectives, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Although the NCP System has been approved for commercialization in the European Union countries since 1994, the Company has not generated significant revenues from such countries to date. The Company currently is expanding its marketing and sales activities in international markets. There can be no assurance that the Company will successfully increase international sales or that the Company will be successful in obtaining reimbursement or any regulatory approvals required in foreign countries. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business financial condition or results of operations. The anticipated international nature of the Company's business is also expected to subject the Company and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or where the NCP System is sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition or results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. In particular, the European Patent Convention prohibits patents covering methods for the treatment of the human body by surgery or therapy.

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         27  Financial Data Schedule.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYBERONICS, INC.
                                  Registrant



                                  BY:      /s/ JOHN K. BAKEWELL
                                       ------------------------------------
                                       John K. Bakewell
                                       Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer (principal financial and
                                       accounting officer)






Dated:  November 7, 1997