Form 10-Q
period 1997-12-31
CYBERONICS INC
filed 1998-02-11
CIK 864683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the fiscal quarter ended:  December 31, 1997 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-19806

                                   CYBERONICS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                               76-0236465
  ---------------------------------------    -----------------------------------
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

  16511 Space Center Boulevard, Ste. 600
              Houston, Texas                               77062
  ---------------------------------------    -----------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

         Registrant's telephone number, including area code:  (281) 228-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                      OUTSTANDING AT FEBRUARY 2, 1998

     Common Stock - $0.01 par value                    16,834,353

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   CYBERONICS, INC.


                                        INDEX


           PART I.  FINANCIAL INFORMATION                             Page No.
                                                                      --------
 Item 1    Financial Statements:
               Consolidated Balance Sheets December 31, 1997
               (unaudited) and June 30, 1997 . . . . . . . . . . . . . . .3

               Consolidated Statements of Operations (unaudited) three
               and six months ended December 31, 1997 and 1996 . . . . . .4

               Consolidated Statements of Cash Flows (unaudited) six
               months ended December 31, 1997 and 1996 . . . . . . . . . .5

               Notes to Consolidated Financial Statements. . . . . . . . .6

 Item 2        Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .8


           PART II.  OTHER INFORMATION

 Item 6        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 18


                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   CYBERONICS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,      JUNE 30,
                                                              1997             1997
                                                           ------------     ----------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................   $ 18,094,794    $    781,639
   Securities held to maturity.........................     27,666,432       7,129,409
   Accounts receivable, net............................      2,627,004         548,542
   Inventories.........................................      1,212,688       1,005,356
   Prepaid expenses....................................        392,152         126,799
                                                          ------------    ------------
             TOTAL CURRENT ASSETS......................     49,993,070       9,591,745

Securities held to maturity............................      1,539,309         212,408
Property and equipment, net............................        877,018         362,333
Other assets, net......................................        147,262          83,251
                                                          ------------    ------------
                                                          $ 52,556,659    $ 10,249,737
                                                          ------------    ------------
                                                          ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................   $    662,509    $    365,351
   Accrued liabilities.................................      3,053,203       1,462,914
                                                          ------------    ------------
             TOTAL CURRENT LIABILITIES.................      3,715,712       1,828,265

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,500,000
    shares authorized; no shares issued
    or outstanding.....................................             --              --
   Common stock, $.01 par value, 25,000,000
    shares authorized; 16,637,999 and 13,322,175
    shares issued and outstanding at
    December 31, 1997 and June 30, 1997, respectively..        166,380         133,222
   Additional paid-in capital..........................    105,261,253      57,338,856
   Deferred compensation...............................        (54,188)        (63,750)
   Accumulated deficit.................................    (56,582,327)    (49,167,002)
   Cumulative translation adjustments..................         49,829         180,146
                                                          ------------    ------------
             TOTAL STOCKHOLDERS' EQUITY................     48,840,947       8,421,472
                                                          ------------    ------------
                                                          $ 52,556,659    $ 10,249,737
                                                          ------------    ------------
                                                          ------------    ------------

               See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       FOR THE THREE                FOR THE SIX
                                                        MONTHS ENDED                MONTHS ENDED
                                                        DECEMBER 31,                DECEMBER 31,
                                               ----------------------------   -------------------------
                                                   1997            1996           1997          1996
                                               -----------      -----------   -----------   -----------
Net sales..................................    $ 3,335,496      $   437,818   $ 4,438,730   $   722,761
Cost of sales..............................        925,395          158,381     1,247,269       227,672
                                               -----------      -----------   -----------   -----------
Gross profit...............................      2,410,101          279,437     3,191,461       495,089

Operating expenses:
    Research and development...............      1,625,490        1,943,930     3,602,022     3,370,915
    Selling, general and administrative....      3,840,708        1,033,924     7,799,933     1,844,174
                                               -----------      -----------   -----------   -----------
        Total operating expenses...........      5,466,198        2,977,854    11,401,955     5,215,089
                                               -----------      -----------   -----------   -----------

Loss from operations.......................     (3,056,097)      (2,698,417)   (8,210,494)   (4,720,000)

Interest income, net.......................        568,224          107,208       770,485       254,535
Other income (expense).....................         29,746         (105,017)       24,684       (23,282)
                                               -----------      -----------   -----------   -----------

Net loss...................................    $(2,458,127)     $(2,696,226)  $(7,415,325)  $(4,488,747)
                                               -----------      -----------   -----------   -----------
                                               -----------      -----------   -----------   -----------
Net loss per share.........................    $     (0.15)     $     (0.23)  $     (0.49)  $     (0.39)
                                               -----------      -----------   -----------   -----------
                                               -----------      -----------   -----------   -----------

Shares used in computing
  net loss per share.......................     16,549,150       11,765,178    15,185,045    11,490,707
                                               -----------      -----------   -----------   -----------
                                               -----------      -----------   -----------   -----------

                 See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                          --------------------------
                                                                                              1997          1996
                                                                                          ------------  ------------
Cash Flow From Operating Activities:
   Net loss.........................................................................     $(7,415,325)   $(4,488,747)
   Non-cash items included in net loss:
      Depreciation and amortization.................................................         152,246         91,591
      Compensation expense related to certain stock options and
          common stock issuances....................................................           9,562          4,460
   Change in operating assets and liabilities:
      Accounts receivable...........................................................      (2,078,462)       (42,615)
      Inventories...................................................................        (207,332)      (302,558)
      Prepaid expenses..............................................................        (265,353)       115,392
      Accounts payable and accrued liabilities......................................       1,887,447       (982,043)
                                                                                         -----------     ----------
          Net Cash Used In Operating Activities.....................................      (7,917,217)    (5,604,520)
Cash Flow From Investing Activities:
   Purchases of property and equipment..............................................        (666,931)      (111,688)
   Purchases of investments.........................................................     (29,326,711)    (5,834,668)
   Maturities of investments........................................................       7,462,787      1,590,000
                                                                                         -----------     ----------
          Net Cash Used In Investing Activities.....................................     (22,530,855)    (4,356,356)
Cash Flow From Financing Activities:
   Proceeds from issuance of Common Stock, net......................................      47,955,555     11,206,786
   Other............................................................................         (64,011)       (72,190)
                                                                                         -----------     ----------
          Net Cash Provided By Financing Activities.................................      47,891,544     11,134,596
Effect of exchange rate changes on cash and cash equivalents........................        (130,317)        55,446
                                                                                         -----------     ----------
          Net increase in cash and cash equivalents.................................      17,313,155      1,229,166
Cash and cash equivalents, at beginning of period...................................         781,639      2,121,930
                                                                                         -----------     ----------
Cash and cash equivalents, at end of period.........................................     $18,094,794     $3,351,096
                                                                                         -----------     ----------
                                                                                         -----------     ----------

                 See accompanying notes to financial statements.

                                   CYBERONICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                  DECEMBER 31, 1997

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1997.

NOTE 2 - INVESTMENT SECURITIES:

     At December 31, 1997 and June 30, 1997, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates over the next 18 months and have a fair market value of $29,309,651 and a gross unrealized holding gain of $103,910 at December 31, 1997.

NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                          DECEMBER 31, 1997       JUNE 30, 1997
                                          -----------------       -------------
                                            (Unaudited)
    Raw materials and components........    $  707,410             $  454,122
    Work-in-process.....................       309,117                206,282
    Finished goods......................       196,161                344,952
                                            ----------             ----------
                                            $1,212,688             $1,005,356
                                            ----------             ----------
                                            ----------             ----------

NOTE 4 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:

                                          DECEMBER 31, 1997       JUNE 30, 1997
                                          -----------------       -------------
                                             (Unaudited)
    Professional services.................  $  682,900             $  114,800
    Clinical costs........................     677,377                688,271
    Payroll and other compensation........     666,405                219,288
    Warranties............................     375,000                231,808
    Marketing activities..................     299,129                 58,562
    Royalties.............................     258,391                 46,320
    Customer deposits.....................          --                 18,364
    Other.................................      94,001                 85,501
                                            ----------             ----------
                                            $3,053,203             $1,462,914
                                            ----------             ----------
                                            ----------             ----------

NOTE 5 - STOCKHOLDERS' EQUITY:

     In September 1997, the Company issued 3,000,000 shares of its Common Stock in a public offering, generating net proceeds of approximately $44.3 million after deducting commissions and offering costs. In October 1997, the Company issued an additional 225,000 shares of its Common Stock upon the exercise of a portion of the underwriter's over-allotment option related to the Company's public offering. Proceeds from the issuance totaled approximately $3.4 million after deducting commissions and offering costs.

NOTE 6 - NET LOSS PER SHARE:

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and Cyberonics has adopted the provisions of the new statement. Statement No. 128 requires retroactive revision of the presentation of net loss per share in historical financial statements; however, the Company's net loss per share previously presented in its historical financial statements are the same as those had basic net loss per share under Statement No. 128 been presented. Additionally, net loss per share as presented herein are also the same as those had diluted net loss per share under the provisions of Statement No. 128 been presented, since the Company's outstanding stock options would not have been included in the calculation of shares outstanding because their effect would have been anti-dilutive.

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

SUMMARY

     Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to anti-epileptic drugs ("AEDs"). From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had minimal revenues to date and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through December 31, 1997, the Company incurred a cumulative net deficit of approximately $56.6 million.

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

     Cyberonics is engaged in obtaining reimbursement for the NCP System from the various health care provider systems in the United States and in key international markets. To date, the NCP System has been reimbursed by certain providers in the United States and by certain payment authorities in a limited number of international markets. Achievement of future sales growth, both in the United States and internationally, is dependent upon the Company's ability to maintain and broaden its existing level of reimbursement for the NCP System.

     The Company expects to incur substantial costs related to sales and marketing activities associated with United States and international market entry, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. It is expected that there will continue to be a delay between the increased levels of spending and resulting increases in revenues for the remainder of fiscal 1998. Accordingly, the Company expects to remain unprofitable through at least the remainder of the fiscal year ending June 30, 1998. There can be no assurance that the Company will become profitable after that time or, that if it becomes profitable, it will remain so in future periods. Furthermore, the Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred by the Company as it expands its sales and marketing efforts, availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales and ability to achieve acceptable manufacturing yields and costs.

RESULTS OF OPERATION

     NET SALES. Net sales for the three months ended December 31, 1997 totaled $3.3 million compared to $438,000 for the three months ended December 31, 1996, representing an overall increase of 662%. Net sales for the six months ended December 31, 1997 totaled $4.4 million compared to $723,000 in the same period of the prior year. Net sales for the three months ended December 31, 1997 consisted of $627,000 from international markets and $2.7 million from the United States. The substantial majority of net sales for the three months ended December 31, 1996 were attributable to the Company's international markets. In July 1997, the Company received FDA approval to market the NCP System in the United States. The Company's domestic net sales for the six months ended December 31, 1997 were generated entirely from commercial sales activities following FDA approval. Domestic sales activities in previous quarters had been limited exclusively to reimbursements related to the Company's clinical trials activities. While such clinical trial reimbursements may continue in future periods, the Company expects that the substantial majority of future domestic net sales will be derived from commercial sources. Future increases in net sales will be dependent upon development of increased market acceptance for the NCP System and upon obtaining reimbursement approval in key markets.

     GROSS PROFIT. The Company's gross margin percentage was 72.3% for the three months ended December 31, 1997 compared to 63.8% in the prior year period. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs and the acquisition cost of raw materials and components. In addition, the Company is obligated to pay royalties, ranging from 7% to 7.75% on the first $12 million in cumulative net sales and from 4% to 4.75% thereafter. Royalties which are included in cost of sales during the three months ended December 31, 1997. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price, applicable royalty rates and levels of production volume.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts, design efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1.6 million for the three months ended December 31, 1997 compared to $1.9 million in the prior year period. Research and development expenses were $3.6 million and $3.4 million during the six months ended December 31, 1997 and 1996, respectively. The decrease from period to period reflects decreased levels of clinical and regulatory costs related to FDA approval activities versus the year-ago period, offset to a substantial degree by product design and development efforts. The Company intends to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in future periods depending primarily upon the level of clinical trial activity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $3.8 million for the three months ended December 31, 1997 compared to $1.0 million for the three months ended December 31, 1996. Selling, general and administrative expenses totaled $7.8 million and $1.8 million during the six months ended December 31, 1997 and 1996, respectively. The increase in the second quarter versus the prior year period was primarily due to United States market launch activities for the NCP System and to the continued expansion of international market development efforts. The Company began expanding its sales and marketing staff in late calendar 1996 and early 1997 to more actively pursue international sales and in anticipation of FDA approval in the United States and expects to add further sales and marketing personnel during fiscal 1998. The Company also expects to add administrative personnel in anticipation of higher levels of business activity.
Accordingly, the Company expects its future selling, general and administrative expenses in absolute amount to remain at or increase beyond the amounts incurred during the three months ended December 31, 1997.

     INTEREST INCOME, NET. Net interest income totaled $568,000 and $107,000 during the three months ended December 31, 1997 and 1996, respectively, and $770,000 and $255,000 for the six months ended December 31, 1997 and 1996, respectively. Interest income increased as a result of higher average cash and investment balances on hand due to investment of the proceeds from a private placement of Common Stock completed in March 1997 and from the Company's follow-on public equity offering completed in October 1997. The Company expects that the investment of proceeds from the Company's follow-on public equity offering will continue to generate investment income in future quarters.

     OTHER INCOME (EXPENSE), NET. Other income (expense), totaled $30,000 and $(105,000) during the three months ended December 31, 1997 and 1996, respectively, and $25,000 and $(23,000) for the six months ended December 31, 1997 and 1996, respectively. Other income consists of net gains and losses resulting from foreign currency transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

     From inception through February 1993, the Company financed its operations primarily through private placements of its securities through which it raised approximately $16.5 million in net proceeds. In February 1993, the Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. In July 1996, the Company raised an additional $11.2 million in net proceeds in a sale of 2,181,818 shares of its Common Stock to St. Jude Medical, Inc. and, in March 1997, the Company raised an additional approximately $6.8 million in a sale of 1,534,374 shares of its Common Stock in a private placement. In October 1997, the Company completed a public equity offering of 3,225,000 shares of its Common Stock, generating net proceeds of approximately $47.7 million. Additionally, through December 31, 1997, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. The Company had no short- or long-term borrowings outstanding at December 31, 1997, and had no credit facilities available at that time.

     The Company expects to incur substantial additional costs related to sales and marketing activities associated with United States and international market entry, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control, including the nature and timing of marketing and sales activities and the nature and timing of additional clinical trials for additional indications, both within and outside the field of epilepsy. Moreover, the Company's ability to generate income from operations will be dependent upon maintaining and broadening reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System.

     During the six months ended December 31, 1997, the Company used approximately $7.9 million in cash in operating activities. During the period, accounts receivable increased to $2.6 million from $549,000 at June 30, 1997 reflecting the higher level of sales, and inventories increased to $1.2 million from $1.0 million at June 30, 1997 as the Company continued to build inventory levels in anticipation of higher levels of manufacturing and sales activities. During the six months ended December 31, 1997, the Company raised approximately $47.7 million from the sale of Common Stock in a public equity offering.

     The Company's liquidity will continue to be reduced as amounts are expended for expansion of sales and marketing activities, manufacturing expansion, continuing clinical trials and related regulatory affairs, and product and process development. Although the Company has no firm commitments, the Company expects to make capital expenditures of approximately $1.0 million during the remainder of fiscal 1998 and approximately $3.0 million in fiscal 1999, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

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

     UNCERTAINTY OF MARKET ACCEPTANCE. Continued development of market acceptance for the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in approximately 1,500 patients through December 31, 1997, it provides a new form of therapy with which many physicians are unfamiliar.
The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure of the NCP

System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     HISTORY OF LOSSES; PROFITABILITY UNCERTAIN; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has incurred net losses and accumulated a deficit of approximately $56.6 million through December 31, 1997. In July 1997, the Company received FDA marketing approval which permits the Company to sell the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of refractory partial onset seizures in patients over twelve years of age. In addition, the Company has obtained "CE Marking," the designation of market approval now accepted by all European Union member countries, for its NCP System which, when combined with approvals from Canada and certain other countries, permits the Company to sell the NCP System internationally. Even with these marketing approvals, there can be no assurance that the Company will be able to generate adequate sales to achieve profitability in the future. In addition, in order to develop these markets, the Company will incur substantial marketing and sales expenses. The amount and timing of anticipated expenditures will depend on numerous factors, including the nature and timing of marketing and sales activities, the expansion of the Company's manufacturing capabilities, the nature and timing of additional clinical trials, and the Company's product development efforts.

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

     LIMITED MARKETING AND SALES EXPERIENCE. Although the Company has had approval to market the NCP System in the member countries of the European Union since 1994, it has only recently received FDA approval to commercialize the NCP System in the United States and, consequently, it has limited experience in marketing, direct sales and distribution. The Company has recently established a marketing and sales force for the United States market, but no assurance can be given that the Company's direct marketing and sales force will succeed in promoting the NCP System to patients, health care providers or third-party payors on a broad basis. The Company believes that, to market its products directly, it must employ a marketing and sales force with technical expertise. In addition, due to the limited market awareness of the NCP System, the Company believes that the sales process could be lengthy, requiring the Company to educate patients, health care providers and third-party payors regarding the clinical benefits of the NCP System. In certain international territories, the Company relies, and intends to continue relying, upon independent distributors. There can be no assurance that the Company will be able to recruit and retain skilled marketing and sales personnel or foreign distributors, or that the Company's marketing efforts will be successful. Failure by the Company to successfully market the NCP System would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED MANUFACTURING EXPERIENCE. The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations and for commercial sales activities in international markets. The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. In addition to its existing manufacturing facility, the Company has recently entered into a lease for a new facility, and intends to begin manufacturing product for the international market from this facility in mid-calendar 1998, and further expects this facility to begin production of U.S. product in early calendar 1999. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for its change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's Quality System regulations ("QSR") and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. In addition, one of the Company's contract manufacturers has moved its manufacturing operations to a new facility. The Company will be required to obtain FDA approval for the change in the location of the contractor's manufacturing facility, which generally requires a preapproval inspection by the FDA to determine the contractor's compliance with the QSR. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its or its contract manufacturers' new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     MANAGEMENT OF GROWTH. In connection with the commercialization of the NCP System in the United States, the Company has begun and intends to continue to significantly expand the scope of its operations, in particular in manufacturing and in marketing and sales. Such activities have placed, and may continue to place, a significant strain on the Company's resources and operations. The Company's ability to effectively manage such growth will depend upon its ability to attract, hire and retain highly qualified employees and management personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems, of which there can be no assurance. The Company's ability to manage growth effectively could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          27  Financial Data Schedule.

      (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CYBERONICS, INC.
                                   Registrant



                                   BY:      /s/ JOHN K. BAKEWELL
                                        -----------------------------------
                                        John K. Bakewell
                                        Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer (principal financial and
                                        accounting officer)






Dated:  February 9, 1998