Form 10-Q
period 1998-03-31
CYBERONICS INC
filed 1998-05-14
CIK 864683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                                 76-0236465
          -------------------------------                   ----------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification Number)

       16511 Space Center Boulevard, Ste. 600
                   Houston, Texas                                77062
          -------------------------------                   ----------------
     (address of principal executive offices)                  (zip code)

       Registrant's telephone number, including area code: (281) 228-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      CLASS                      OUTSTANDING AT MAY 8, 1998
         Common Stock - $0.01 par value                  17,238,950

================================================================================

                                CYBERONICS, INC.


                                      INDEX


                                                                             Page No.
               PART I.  FINANCIAL INFORMATION
Item 1.        Financial Statements:
               Consolidated Balance Sheets
               March 31, 1998 (unaudited) and June 30, 1997.....................3
               Consolidated Statements of Operations (unaudited)
               three and nine months ended March 31, 1998 and 1997..............4
               Consolidated Statements of Cash Flows (unaudited)
               nine months ended March 31, 1998 and 1997........................5
               Notes to Consolidated Financial Statements.......................6
Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................8

               PART II.  OTHER INFORMATION
Item 6.        Exhibits and Reports on Form 8-K................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                         CYBERONICS, INC.

                                    CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,          JUNE 30,
                                                                             1998               1997
                                                                        -------------       -------------
ASSETS                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents ......................................      $     285,914       $     781,639
  Securities held to maturity ....................................         41,848,121           7,129,409
  Accounts receivable, net .......................................          4,981,095             548,542
  Inventories ....................................................          1,376,302           1,005,356
  Prepaid expenses ...............................................            725,862             126,799
                                                                        -------------       -------------
             Total current assets ................................         49,217,294           9,591,745
Securities held to maturity ......................................          2,283,339             212,408
Property and equipment, net ......................................          1,634,054             362,333
Other assets, net ................................................            146,933              83,251
                                                                        -------------       -------------
                                                                        $  53,281,620       $  10,249,737
                                                                        =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ...............................................      $   1,717,474       $     365,351
  Accrued liabilities ............................................          3,158,048           1,462,914
                                                                        -------------       -------------
             Total current liabilities ...........................          4,875,522           1,828,265
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    no shares issued or outstanding...............................                 --                  --
  Common stock, $.01 par value, 25,000,000 shares authorized;
    17,020,056 and 13,322,175 shares issued and outstanding at
    March 31, 1998 and June 30, 1997, respectively ...............            170,021             133,222
  Additional paid-in capital .....................................        106,588,766          57,338,856
  Deferred compensation ..........................................            (73,788)            (63,750)
  Accumulated deficit ............................................        (58,260,774)        (49,167,002)
  Cumulative translation adjustments .............................            (18,127)            180,146
                                                                        -------------       -------------
             Total stockholders' equity ..........................         48,406,098           8,421,472
                                                                        -------------       -------------
                                                                        $  53,281,620       $  10,249,737
                                                                        =============       =============



                          See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      FOR THE THREE                         FOR THE NINE
                                                      MONTHS ENDED                          MONTHS ENDED
                                                        MARCH 31,                             MARCH 31,
                                             -------------------------------       -------------------------------
                                                1998                1997              1998                1997
                                             ------------       ------------       ------------       ------------
Net sales .............................      $  5,172,735       $    288,979       $  9,611,465       $  1,011,740
Cost of sales .........................         1,325,607             72,669          2,572,876            300,341
                                             ------------       ------------       ------------       ------------

Gross profit ..........................         3,847,128            216,310          7,038,589            711,399

Operating expenses:
    Research and development ..........         1,785,383          1,521,472          5,387,405          4,892,387
    Selling, general and administrative         4,259,654          1,818,264         12,059,587          3,662,438
                                             ------------       ------------       ------------       ------------
        Total operating expenses ......         6,045,037          3,339,736         17,446,992          8,554,825
                                             ------------       ------------       ------------       ------------
Loss from operations ..................        (2,197,909)        (3,123,426)       (10,408,403)        (7,843,426)

Interest income, net ..................           481,890             62,978          1,252,375            317,513
Other income (expense) ................            37,572             10,420             62,256            (12,862)
                                             ------------       ------------       ------------       ------------

Net loss ..............................      $ (1,678,447)      $ (3,050,028)      $ (9,093,772)      $ (7,538,775)
                                             ============       ============       ============       ============

Net loss per share ....................      $      (0.10)      $      (0.26)      $      (0.58)      $      (0.65)
                                             ============       ============       ============       ============

Shares used in computing
  net loss per share ..................        16,857,559         11,824,121         15,742,549         11,601,845
                                             ============       ============       ============       ============




                See accompanying notes to financial statements.

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                        FOR THE NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                   -------------------------------
                                                                        1998               1997
                                                                   ------------       ------------
Cash Flow From Operating Activities:
  Net loss ..................................................      $ (9,093,772)      $ (7,538,775)
  Non-cash items included in net loss:
    Depreciation and amortization ...........................           246,075            144,615
    Compensation expense related to certain stock options and
      common stock issuances ................................            63,108             28,584
  Change in operating assets and liabilities:
    Accounts receivable .....................................        (4,432,553)           (31,076)
    Inventories .............................................          (370,946)          (342,784)
    Prepaid expenses ........................................          (599,063)           148,622
    Accounts payable and accrued liabilities ................         3,047,257           (796,148)
                                                                   ------------       ------------
        Net Cash Used In Operating Activities ...............       (11,139,894)        (8,386,962)
Cash Flow From Investing Activities:
  Purchases of property and equipment .......................        (1,517,796)          (202,946)
  Purchases of investments ..................................       (51,907,969)        (7,004,036)
  Maturities of investments .................................        15,118,326          2,356,572
                                                                   ------------       ------------
        Net Cash Used In Investing Activities ...............       (38,307,439)        (4,850,410)
Cash Flow From Financing Activities:
  Proceeds from issuance of Common Stock, net ...............        49,213,563         18,018,402
  Other .....................................................           (63,682)           (71,275)
                                                                   ------------       ------------
        Net Cash Provided By Financing Activities ...........        49,149,881         17,947,127
Effect of exchange rate changes on cash and cash equivalents           (198,273)           (45,538)
                                                                   ------------       ------------
        Net (decrease) increase in cash and cash equivalents           (495,725)         4,664,217
Cash and cash equivalents, at beginning of period ...........           781,639          2,121,930
                                                                   ------------       ------------
Cash and cash equivalents, at end of period .................      $    285,914       $  6,786,147
                                                                   ============       ============


                See accompanying notes to financial statements.

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1997.

NOTE 2 - INVESTMENT SECURITIES:

        At March 31, 1998 and June 30, 1997, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates over the next 18 months and have a fair market value of $43,644,602 and a gross unrealized holding loss of $486,858 at March 31, 1998.

NOTE 3 - INVENTORIES:

Inventories consist of the following:


                                            MARCH 31, 1998  JUNE 30, 1997
                                             ----------      ----------
                                             (unaudited)
         Raw materials and components .      $  613,221      $  454,122
         Work-in-process ..............         477,449         206,282
         Finished goods ...............         285,632         344,952
                                             ----------      ----------
                                             $1,376,302      $1,005,356
                                             ==========      ==========


NOTE 4 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:

                                            MARCH 31, 1998   JUNE 30, 1997
                                            --------------   -------------
                                             (unaudited)
         Professional services ........      $  548,373      $  114,800
         Clinical costs ...............         377,377         688,271
         Payroll and other compensation       1,032,312         219,288
         Warranties ...................         375,000         231,808
         Marketing activities .........         300,000          58,562
         Royalties ....................         484,322          46,320
         Customer deposits ............              --          18,364
         Other ........................          40,664          85,501
                                             ----------      ----------
                                             $3,158,048      $1,462,914
                                             ==========      ==========

NOTE 5 - NET LOSS PER SHARE:

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

SUMMARY

        Cyberonics was founded in 1987 to design, develop and bring to market medical devices that provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to anti-epileptic drugs ("AEDs"). From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had minimal revenues to date and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through March 31, 1998, the Company incurred a cumulative net deficit of approximately $58.3 million.

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

        Cyberonics is engaged in obtaining reimbursement for the NCP System from the various third-party payment systems in the United States and in key international markets. To date, the NCP System has been reimbursed by certain payors in the United States and by certain payment authorities in a limited number of international markets. Achievement of future sales growth, both in the United States and internationally, is dependent upon the Company's ability to maintain and broaden its reimbursement for the NCP System.

        The Company has made significant investments in recent periods in connection with the United States market launch of the NCP System and, to a lesser extent, in connection with efforts to expand its presence in international markets. The Company has not been profitable to date, and expects to remain unprofitable through at least the remainder of the fiscal year ending June 30, 1998. Moreover, the Company expects to substantially increase the level operating expenses (primarily sales and marketing and, to a lesser extent, clinical trial expenses) for the remainder of fiscal 1998 and through fiscal 1999 in an effort to accelerate the rate of market awareness and acceptance of the NCP System. The Company expects that there will be delays between the initiation of higher spending levels and increased revenues that may result from such increased spending. Moreover, once initiated, many of these expenses will be fixed in nature. As a result, if revenues do not increase substantially over the levels achieved in recent periods, the Company will continue to experience substantial operating losses, potentially at levels exceeding the levels experienced in recent periods, and the point at which the Company achieves profitability would be delayed beyond the current expectations of securities analysts. Furthermore, even if the levels of revenues increase substantially, there can be no assurance that the Company will become profitable when expected to do so or at all or, even if it becomes profitable, that it will remain so in future periods.

        In addition to the foregoing, the Company believes that it's results of operations may fluctuate significantly from quarter to quarter based upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, the extent to which third-party payors approve reimbursement for the NCP System, the rate and size of expenditures incurred by the Company as it expands its sales and marketing efforts, availability of key components, materials and contract services that may be dependent on the Company's ability to forecast sales and ability to achieve acceptable manufacturing yields and costs.

RESULTS OF OPERATIONS

        Net Sales. Net sales for the three months ended March 31, 1998 increased 1,690% to $5.2 million compared to $289,000 for the three months ended March 31, 1997. Net sales for the nine months ended March 31, 1998 increased 850% to $9.6 million compared to $1.0 million in the prior year period. Net sales for the three months ended March 31, 1998 consisted of $4.4 million from the United States and $730,000 from international markets. Net sales for the three months ended March 31, 1997 were attributable entirely to the Company's international markets. Net sales for the nine month period ended March 31, 1998 consisted of $7.7 million from the United States and $1.9 million from international markets. Substantially all of the Company's net sales for the nine months ended March 31, 1997 were attributable to international markets.

         The substantial increases in the three and nine month periods ended March 31, 1997 are a result of the Company receiving FDA approval to market the NCP System in the United States in July 1997 and the resulting sales into the United States market. Prior to receiving FDA approval to market the NCP System in the United States, domestic sales were limited exclusively to reimbursements related to the Company's clinical trials activities. While the Company expects to conduct additional clinical trial activities in the United States and internationally and may seek reimbursement in connection with such studies, the Company does not expect such reimbursement revenues to be significant in future periods. Future increases in net sales will be dependent upon increased market acceptance for the NCP System and upon expanding its reimbursement from third-party payors. The Company is devoting substantial resources to increasing the awareness and market acceptance of the NCP System, particularly in the United States. The Company believes, however, that there will be delays between increased sales and marketing activities and any resulting increase in revenues. As a result, the Company expects to achieve little, if any, quarter-to-quarter revenue growth in the fourth quarter of fiscal 1998. Furthermore, there can be no assurance that net sales levels in subsequent periods will increase at the rates experienced in recent periods or at all.

        Gross Profit. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, the acquisition cost of raw materials and components and royalty payments. The Company's gross margin was 74.4% for the three months ended March 31, 1998 compared to 74.9% in the prior year period. The Company's gross margin for the nine months ended March 31, 1998 was 73.2% compared to 70.3% in the prior year period. During the three months ended March 31, 1998, the Company incurred royalty expenses of approximately $300,000. The Company is obligated to pay royalties at a rate of approximately 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price, applicable royalty rates and levels of production volume.

 Research and Development Expenses. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts, design efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses were $1.8 million, or 34.5% of net sales, for the three months ended March 31, 1998 compared to $1.5 million, or 526.5% of net sales, in the prior year period. Research and development expenses were $5.4 million, or 56.1% of net sales, and $4.9 million, or 483.6% of net sales, during the nine months ended March 31, 1998 and 1997, respectively. The increase in research and development spending in absolute amount from period to period reflects heightened levels of product design and development activity and manufacturing process improvement efforts, combined with increased clinical and regulatory staffing in preparation for future clinical study activities. The decrease in such expenses as a percentage of net sales results from the rapid increase in sales following FDA approval to sell the NCP System in the United States. The Company intends to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in both absolute amount and as a percent of net sales in future periods depending primarily upon the level of such clinical trial activity.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $4.3 million, or 82.3% of net sales, for the three months ended March 31, 1998 compared to $1.8 million, or 692.2% of net sales, for the three months ended March 31, 1997. Selling, general and administrative expenses totaled $12.1 million, or 125.5% of net sales, and $3.7 million, or 362.0% of net sales, during the nine months ended March 31, 1998 and 1997, respectively. The increase in the absolute amount of selling, general and administrative expenses in the third fiscal quarter of the current year compared to the prior year period was primarily due to sales and marketing activities focused on the United States market launch for the NCP System and to a lesser extent to the continued expansion of corporate infrastructure in response to the recent and potential future business expansion. The Company began expanding its sales and marketing staff in late calendar 1996 and early 1997 to more actively pursue international sales and in anticipation of FDA approval in the United States and expects to add further sales and marketing personnel during fiscal 1998 and 1999. The Company also expects to continue to add administrative personnel in response to the recent and potential future business expansion. Accordingly, the Company expects its future selling, general and administrative expenses to increase in absolute amount from the amounts incurred during the three months ended March 31, 1998. In addition, the Company expects such expenses to increase as a percentage of net sales in the near term as the Company seeks to rapidly increase its sales and marketing activities and given the customary delays between increased sales and marketing expenditures and any increase in revenues.

        Interest Income, Net. Net interest income totaled $482,000 and $63,000 during the three months ended March 31, 1998 and 1997, respectively, and $1.3 million and $318,000 for the nine months ended March 31, 1998 and 1997, respectively. Interest income increased as a result of higher average cash and investment balances on hand due to investment of the proceeds from a private placement of Common Stock completed in March 1997 and from the Company's follow-on public equity offering completed in October 1997. The Company expects interest and other income to gradually decline in absolute amount in future periods as the Company utilizes its resources to fund future working capital requirements.

        Other Income (Expense), Net. Other income (expense), totaled $38,000 and $10,000 during the three months ended March 31, 1998 and 1997, respectively, and $62,000 and $(13,000) for the nine months ended March 31, 1998 and 1997, respectively. Other income consists of net gains and losses resulting from foreign currency transactions. The Company expects other income (expense) to fluctuate in future periods depending upon the mix between international and domestic business activities and upon fluctuations in currency exchange rates.

        Income Taxes. The Company has historically operated at a loss, and has not incurred material income taxes. Due to its net operating loss history, to date the Company has established a valuation allowance to fully offset its deferred tax assets, including those related to its carryforwards, resulting in no income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through February 1993, the Company financed its operations primarily through private placements of its securities through which it raised approximately $16.5 million in net proceeds. In February 1993, the Company completed an initial public offering of 2,000,000 shares of its Common Stock, generating net proceeds to the Company of approximately $22 million. In July 1996, the Company raised an additional $11.2 million in net proceeds in a sale of 2,181,818 shares of its Common Stock to St. Jude Medical, Inc. and, in March 1997, the Company raised an additional approximately $6.8 million in a sale of 1,534,374 shares of its Common Stock in a private placement. In October 1997, the Company completed a public equity offering of 3,225,000 shares of its Common Stock, generating net proceeds of approximately $47.7 million. Additionally, through March 31, 1998, the Company has funded approximately $530,000 of its equipment needs with proceeds from an equipment lease agreement. The Company had no short- or long-term borrowings outstanding at March 31, 1998, and had no credit facilities available at that time.

        The Company expects to incur substantial additional costs related to sales and marketing activities associated with its United States and international sales and marketing activities, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control, including the nature and timing of marketing and sales activities and the nature and timing of additional clinical trials for additional indications, both within and outside the field of epilepsy. Moreover, the Company's ability to generate income from operations will be dependent upon maintaining and broadening reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System.

        During the nine months ended March 31, 1998, the Company used approximately $11.1 million in cash in operating activities. During the period, accounts receivable increased to $5.0 million from $549,000 at June 30, 1997 reflecting the higher level of sales, and inventories increased to $1.4 million from $1.0 million at June 30, 1997 as the Company continued to build inventory levels in anticipation of higher levels of manufacturing and sales activities. During the nine months ended March 31, 1998, the Company raised approximately $47.7 million from the sale of Common Stock in a public equity offering and received additional proceeds of approximately $1.6 million related to issuance of its shares, primarily from the exercise of employee stock options.

        The Company's liquidity will continue to be reduced as amounts are expended for expansion of sales and marketing activities, manufacturing expansion, continuing clinical trials and related regulatory affairs, product and process development, and infrastructure development. Although the Company has no firm commitments, the Company expects to make capital expenditures of approximately $700,000 during the remainder of fiscal 1998 and approximately $3.0 million in fiscal 1999, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

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

        Uncertainty of Market Acceptance. Continued development of market acceptance for the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in approximately 2,000 patients through March 31, 1998, it provides a new form of therapy with which many physicians are unfamiliar. The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure of the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        In deciding to cover a new therapy, third-party payors base their initial coverage decisions on several factors including, but not limited to, the status of the FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compare to alternative therapies. There can be no assurance that third-party payors will view the Company and the NCP System favorably with respect to any of the above factors. The Company has only limited experience in seeking and obtaining coverage decisions from third-party payors. A failure to achieve favorable coverage decisions for the NCP System in a timely manner could deter patients and their physicians from using the NCP System and could have a material adverse effect on the Company's business, financial condition or results of operations.

        Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. The Company believes that coverage and reimbursement for most epilepsy patients who are likely candidates for treatment with the NCP System will need to be obtained from third-party private payors. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms, including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses a fixed-payment method (based on Diagnosis Related Groups or "DRGs") to pay for hospital inpatient services and uses a resource-based relative value scale to pay for physicians' services. Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. In order to assure adequate reimbursement for all epileptic patients eligible for benefits under Medicare, the Company intends to seek changes in the DRG grouping so that NCP System implant cases would be reclassified to other, higher-paying DRGs. The Company has only limited experience in seeking and obtaining coverage and payment approvals from third-party payors, and there can be no assurance that the Company would be successful in achieving coverage or adequate reimbursement levels or in obtaining new DRG assignments. If hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

        Limited Manufacturing Experience. The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations and for commercial sales activities in international markets. The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. In addition to its existing manufacturing facility, the Company has recently entered into a lease for a new facility, and intends to begin manufacturing product for the international market from this facility in mid-calendar 1998, and further expects this facility to begin production of U.S. product in early calendar 1999. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for its additional manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's Quality System regulations ("QSR") and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. In addition, one of the Company's contract manufacturers has moved its manufacturing operations to a new facility. The Company will be required to obtain FDA approval for the change in the location of the contractor's manufacturing facility, which generally requires a preapproval inspection by the FDA to determine the contractor's compliance with the QSR. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its or its contract manufacturers' new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

        Competition; Rapid Technological Change. The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. has clinically assessed an implantable signal generator used with an invasive deep brain probe (thalamic stimulator) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        Future Capital Requirements. Although the Company believes that its current resources will be sufficient to meet its capital requirements at least through June 30, 1999, there can be no assurance that the Company will not require additional financing either before or after that date. This estimate is based on certain assumptions, which may not hold true, including the timely completion of a financing. There can be no assurance that such financing will be completed on a timely basis or at all, or that proceeds from such financing, if any, combined with Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements through June 30, 1999. The Company's future capital requirements will depend upon numerous factors, including the extent and timing of future product sales, the scale-up of the Company's manufacturing facilities, and the nature, timing and success of clinical trials for additional indications for the NCP System. Such financing, if required, may not be available on satisfactory terms, or at all. Lack of access to sufficient financing would impair the Company's ability to fully pursue its business objectives, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits.

                27  Financial Data Schedule.

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

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



Dated:  May 14, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                Description
------                -----------
27             Financial Data Schedule