Form 10-K
period 1998-06-30
CYBERONICS INC
filed 1998-09-28
CIK 864683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549
                           ___________

                            FORM 10-K

(MARK ONE)

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended: June 30, 1998
                                or
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to

                  Commission File Number 0-19806

                           ___________

                         CYBERONICS, INC.
      (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                        76-0236465
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)      Identification Number)

16511 SPACE CENTER BLVD., #600, HOUSTON, TEXAS    77058-2072
  (address of principal executive offices)        (zip code)

Registrant's telephone number, including area code: (281) 228-7200

                           ___________

 Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, $.01 PAR VALUE
                         (Title of Class)
                           ___________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1998, was, based upon the last sales price reported for such date on the Nasdaq National Market, approximately $77.4 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At August 31, 1998, registrant had outstanding 17,278,407 shares of Common Stock.
               DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----
PART I.......................................................................  1
   ITEM 1.  BUSINESS.........................................................  1
   ITEM 2.  PROPERTIES....................................................... 15
   ITEM 3.  LEGAL PROCEEDINGS................................................ 15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 15
PART II...................................................................... 16
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.......................................................... 16
   ITEM 6.  SELECTED FINANCIAL DATA.......................................... 17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................ 17
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 28
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 28
PART III..................................................................... 29
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 29
   ITEM 11. EXECUTIVE COMPENSATION........................................... 32
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 34
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 35
PART IV...................................................................... 36
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.. 36

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

THE COMPANY

     Cyberonics manufactures and markets the NCP System, an implantable medical device for the treatment of epilepsy. On July 16, 1997, the Company received approval from the FDA to market the NCP System in the United States as an adjunctive therapy for reducing the frequency of seizures in patients over twelve years of age with partial onset seizures that are refractory (resistant) to antiepileptic drugs ("AEDs"). The Company has also received regulatory approval to sell the NCP System in Canada, Europe and certain countries in the Far East. The Company has completed a total of seven clinical studies, including five controlled acute phase studies involving over 450 patients, a long-term multi-year follow-up study involving 253 patients and a mortality study. To date, over 2,500 patients have accumulated in excess of 3,000 patient years of treatment experience with the NCP System.

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

     DRUG THERAPY. AEDs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. There are ten drugs predominately used for the treatment of epilepsy which are used either alone or in combination. Lack of patient compliance, which is typical of chronic drug therapy, inherently reduces the efficacy of a drug therapy regimen. In addition, side effects are common with AEDs. Side effects range from debilitating central nervous system conditions such as drowsiness, confusion and cognitive impairment to life-threatening hematologic reactions or liver failure. Women taking AEDs are more likely to bear infants with birth defects than the general population. Children receiving AED therapy often experience learning difficulties. Six of the ten AEDs have received FDA approval since 1993, and no other major AEDs have been introduced in the United States since 1978. While each of these newer AEDs demonstrates some efficacy or tolerability benefits when compared with other AEDs, the Company believes that none of these newer AEDs appears to provide significantly improved clinical outcomes. See "--Competition."

     SURGICAL TREATMENT. When drug therapy is not effective, the other traditional treatment alternative has been surgical removal of the portion of the brain where seizures originate. Surgical treatment of epilepsy has been proven safe and beneficial for a limited number of patients. However, only approximately 2,000 epilepsy surgeries are performed per year in the United States. The Company believes that the low number of surgeries is attributable to several factors, including: the extensive evaluation and testing required to screen candidates for surgery and to localize the source of the seizures; the risks of morbidity and mortality associated with brain surgery; the uncertainty of long-term benefits; the non-reversible nature of the procedure; and the cost of evaluation, testing and surgery, which is reported to be approximately $60,000 in many cases.

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

     CLINICALLY PROVEN. To date over 2,500 patients have accumulated in excess of 3,000 patient years of treatment experience with the NCP System. On July 16, 1997, the NCP System was approved by the FDA for use as an adjunctive therapy in reducing frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs.

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

     EASY TO USE. The implantation procedure is a straightforward, fully reversible procedure which takes between 30 minutes and two hours, does not involve the brain and has been performed by surgeons with a variety of specializations. Additionally, the NCP System does not interact with existing therapies and, because the NCP System provides therapy without patient (or caregiver) administration, full compliance is assured. Moreover, a patient can use a magnet to temporarily override the pre-programmed stimulation cycle to activate on-demand therapy if the patient senses the onset of a seizure.

VAGUS NERVE STIMULATION WITH THE CYBERONICS NCP SYSTEM

     The NCP System is a proprietary, integrated system consisting of an implantable device that delivers an electrical signal to an implantable lead which is attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism of action research suggest that intermittent stimulation of the left vagus nerve in the neck activates a number of structures and increases blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left vagus nerve is effective in blocking seizures and results in persistent or carryover antiepileptic effects which increase with chronic stimulation.

     The NCP System consists of the NCP Generator, the vagus nerve lead, the programming wand and software and the tunneling tool. The NCP Generator and vagus nerve lead are surgically implanted in a procedure which takes from 30 minutes to two hours, during which time the patient is under general or local anesthesia. The NCP Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The vagus nerve lead is connected to the NCP Generator and attached to the vagus nerve in the lower left side of the patient's neck. The patient is generally admitted to the hospital the day of surgery and discharged the same or following day.

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

     NCP GENERATOR. The NCP Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the vagus nerve lead to deliver electrical signals to the vagus nerve. The NCP Generator currently marketed in the United States employs a battery which has an expected life of approximately 4.5 years at standard stimulation parameters. The Company has begun to sell an NCP Generator outside of the United States which employs a battery which has an estimated life of approximately six (6) years at standard stimulation parameters, and recently received FDA approval to market this newer NCP Generator in the United States. Upon expiration of the battery, the NCP Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia.

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

     The NCP System implant procedure, including device costs, hospital charges and physician fees, costs between $13,000 and $30,000. The current list price for the NCP System is approximately $9,100.

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

                                   DESIGN/                NUMBER OF PATIENTS INCLUDED
   STUDY          DATE         SEIZURE TYPE(S)               IN EFFICACY ANALYSIS
------------    ---------  --------------------------     ---------------------------
  E01/E02         1988         Single blind/                           15
                              Partial seizures
    E03         1990-1992  Double blind, randomized/                   114
                              Partial seizures
    E04         1991-1995     Open label safety/                       116
                                  All seizures
    E05         1995-1996  Double blind, randomized/                   196
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

                                               PERCENTAGE SEIZURE REDUCTION
                                                 RATES FOR TREATMENT GROUP
                                               ----------------------------
              STUDY                                  MEAN         MEDIAN
              -------------------------------  --------------  ------------
              E01............................      24.3%          31.6%
              E02............................      39.9%          48.1%
              E03............................      23.6%          22.6%
              E04............................       7.0%          21.8%
              E05............................      27.9%          23.4%

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

     Long-term efficacy results, although derived from an uncontrolled protocol, indicate that efficacy is maintained and, for many patients, improves during the first 18 months when the NCP System is used as adjunctive therapy with drugs as part of an optimized treatment regimen. The pooled E01 through E04 results indicate that the median percent seizure reduction increased from 17.1% at the end of the three month acute phase to a median reduction of 44.3% after 18 months of treatment. The percent of patients reporting a greater than 50% reduction compared to baseline showed a similar improvement. The pooled results indicate that 25.0% of the pooled patients reported a greater than 50.0% reduction after three months of treatment and that 42.9% of patients reported a greater than 50.0% reduction after 18 months. The Company is currently in the process of gathering data on EO5 study patients with respect to long-term efficacy.

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

     DEVICE COMPLICATIONS. The Company is required to file Medical Device Reports with the FDA for certain product malfunctions or where its device causes or contributes to a death or serious injury. Through August 31, 1998, the Company has filed eight such reports, one of which was filed during fiscal 1998. During the Company's clinical trials, technical complications occurred due to lead wire fractures, battery depletion and NCP Generator malfunctions. Two significant generator complications occurred. One generator malfunction occurred in 1991 which resulted in permanent paralysis of one patient's left vocal cord. Subsequent design changes were made and, since those changes, no similar malfunctions have occurred. The second generator malfunction was premature battery depletion due to an unexplained transient high current drain which had no adverse effect on the patient. No similar malfunctions have occurred. Over fifty leads were verified to have broken or otherwise developed high impedance during the Company's clinical trials. The Company made a series of changes in early lead designs to address these issues, and over 2,000 of the latest generation leads have been implanted with no reported failures due to lead design, materials or manufacturing.

     Although the Company has made several design changes in its generator and leads and has not recently experienced significant malfunctions or failures, there can be no assurance that there will not be future failures which could result in an unsafe condition in patients. The occurrence of malfunctions or adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of the NCP Generator and/or leads. Any product recall could have a material adverse effect on the Company's business, financial condition or results of operations.

     MORTALITY STUDY. As of June 30, 1997, a total of 17 deaths were reported among the clinical and commercial patients implanted with the NCP System, ten of which were considered to be possible/probable/definite SUDEP (Sudden Unexplained Death in Epilepsy Patients). Although treatment was underway at the time, no deaths have been linked to the implantation of or stimulation by the NCP System. Based on the 17 deaths, there was a mortality rate in the NCP cohort of 10.3/1,000 patient years and a SUDEP incidence of 3.0/1,000 patient years for definite/probable and 5.0/1,000 patient years for definite/possible/probable. The mortality rate and SUDEP rates for the NCP cohort are within the ranges expected by a panel of independent experts for a medically refractory epilepsy population. The mortality data was included in the Company's submissions to the FDA in connection with its PMA application.

     An update to the mortality study is currently in process, the results of which will be submitted to the FDA as part of the Company's post-market surveillance requirements. As of August 14, 1998, a total of 26 deaths were reported among the clinical and commercial patients implanted with the NCP System and receiving vagus nerve stimulation therapy. None of those deaths have been linked to the implantation of the NCP System or vagus nerve stimulation. The updated mortality and SUDEP rates based on this recent data are expected to be similar to the rates submitted to the FDA in connection with the Company's PMA application.

     FUTURE STUDIES. The Company is sponsoring a number of post-market studies to further the understanding of the NCP System's mechanism of action and clinical utility for the treatment of epilepsy. Neurological disorders outside the field of epilepsy which are covered by the Company's method patent portfolio are also being explored. New clinical trials conducted in the United States may require additional FDA approvals.

STRATEGY

     The Company's strategy is to establish vagus nerve stimulation as a preferred means for treating patients who suffer from refractory partial seizures. The following are key elements of the Company's strategy:

ESTABLISH THE NCP SYSTEM IN THE UNITED STATES

     The NCP System received FDA approval for the treatment of epilepsy patients suffering from refractory partial onset seizures in July 1997. The Company markets and sells the NCP System in the United States through a multidisciplinary direct sales force that targets the physicians, nurse clinicians, hospital administrators and payors providing care for, and patients suffering from, epilepsy. The Company has increased its U.S. sales and marketing staff from 20 professionals at June 30, 1997 to over 50 professionals at August 31, 1998. In order to create physician awareness and patient demand, the Company uses a multi-faceted marketing approach that includes clinician symposia, ongoing physician awareness and training programs, education and support of patient advocacy groups such as the Epilepsy Foundation of America, publication of peer-reviewed scientific articles concerning the NCP System and the Company's clinical trials, and dissemination of public information regarding the benefits of the NCP System for patients suffering from epilepsy.

INCREASE INTERNATIONAL MARKET PENETRATION

     In June 1994, the Company was granted regulatory approval to market the NCP System in the member countries of the European Union. Due to resource constraints, however, the Company did not devote significant resources to marketing the NCP System internationally until fiscal 1997. The Company's sales strategy in international markets is to use a direct sales force in certain key markets and to rely upon distributors to reach additional markets.

ESTABLISH REIMBURSEMENT BY THIRD-PARTY PAYORS

     The Company believes that significant market acceptance of the NCP System for the treatment of epilepsy or other indications will require that the treatment be eligible for reimbursement from government and private health care payors both within and outside the United States. The Company has gained coverage recommendations from HCFA, Blue Cross and Blue Shield, CHAMPUS/Tricare, Kaiser, a number of State Medicaid agencies and numerous other payors. The Company is in the process of seeking additional coverage recommendations and appropriate payment levels from these and other third party payors. The Company believes that hospitals will gain adequate reimbursement for the NCP System based on the compelling safety and efficacy of the NCP System, the debilitating nature and annual cost of treating refractory epilepsy, and the efficacy and cost of alternative treatments. See "--Third-Party
Reimbursement."

EXPAND RANGE OF TREATABLE INDICATIONS

     The Company believes that additional epilepsy types, as well as severe neurological disorders outside the field of epilepsy, including movement disorders such as essential tremor and Parkinson's disease, chronic pain and migraine headaches, may be amenable to treatment by vagus nerve stimulation with the NCP System. The Company has been granted method patents relating to the use of vagus nerve stimulation for the treatment of these and certain other neurological disorders, and plans to establish a program to discover and develop new applications for the NCP System both within and outside the field of epilepsy. See "--Product Development."

MARKETING AND SALES

     UNITED STATES. The NCP System was approved for sale in the United States on July 16, 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. The Company markets and sells its products through a direct sales force in the United States. As of August 31, 1998 the United States sales team consisted of a Vice President, Sales, three area directors, sixteen territory managers and seventeen clinical specialists all of whom have significant medical device sales or epilepsy clinical experience. As of August 31, 1998, the United States marketing team consisted of Vice President, Marketing, five corporate marketing personnel, eight regional marketing personnel and four reimbursement specialists.

     The Company's sales and marketing plan focuses on creating widespread awareness and demand for the NCP System among neurologists, surgeons and nurse clinicians involved in the treatment of patients with epilepsy, third party payors who pay for such treatment and patients and their families whose lives are affected by epilepsy. To reach each of these groups, the Company is using a multidisciplinary sales force consisting of territory managers experienced in medical device sales, clinical specialists with nursing experience in epilepsy, reimbursement specialists experienced in obtaining third party coverage and payments for new medical technologies and regional marketing teams experienced in peer to peer marketing programs. In addition to its direct selling activities, the Company facilitates and supports peer to peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the NCP System with others.

     INTERNATIONAL. Although the Company obtained approval to CE Mark the NCP System and to sell it in the member countries of the European Union in June 1994, through the end of calendar 1996, the Company focused its resources and efforts primarily on the clinical trials necessary to gain FDA approval to sell the NCP System in the United States. As a result, the Company until recently devoted only limited resources to international marketing and sales activities. The Company began building its international marketing and sales organization in fiscal 1997. As of August 31, 1998, the Company's international sales and marketing organization consisted of eight full time employees and a number of independent distributors.

     The NCP System is currently sold by a direct sales force in Germany, France, Austria, Switzerland and the United Kingdom. As of August 31, 1998, the Company had distribution agreements with independent distributors covering a number of other countries including Italy, The Netherlands, Spain and Sweden. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments.

     The Company intends to seek additional regulatory and reimbursement approvals in the future in those major markets where the NCP System is not yet approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, the Company is working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the NCP System if such approvals are obtained. The Japanese clinical trial began in July 1993. In February 1998, the Company's Japanese distributor submitted the results of this study, along with the Company's other clinical trial data, to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

MANUFACTURING AND SOURCES OF SUPPLY

     Cyberonics' manufacturing operations are required to comply with the FDA's Quality System regulations ("QSR"), which incorporates the agency's former
Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, the Company is subject to the compliance requirements of ISO
9001 and 9002 certification and CE Mark directives. The Company is audited on a semiannual basis for such compliance. See "--Government Regulation."

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

     The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations, for first year commercial sales activities in the United States and for commercial sales activities in international markets.
The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. In addition to its existing manufacturing facility, in September 1997, the Company entered into a lease for a new headquarters and manufacturing facility, and is currently in the process of moving its primary manufacturing operations to the new facility, which is expected to begin production in calendar 1999. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for its change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's QSR and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

COMPETITION

     The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. continues to clinically assess an implantable signal generator used with an invasive deep brain probe (thalamic stimulator) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The Company entered into an exclusive license agreement with Dr. Jacob Zabara, a co-founder of and consultant to the Company, pursuant to which the Company has licensed three United States method patents (and such international counterparts as have been or may be issued) covering the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The License Agreement runs for the term of licensed patents. Pursuant to the license agreement, the Company is obligated to pay
Dr. Zabara a royalty equal to 3% of net sales for the remaining term of the licensed patents.

     The Company entered into a license agreement with Huntington Medical Research Institute pursuant to which the Company has licensed two United States patents (and their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement disorders. Pursuant to the license agreement, as amended, the Company paid an initial license fee of $200,000. In addition, the Company has a renewable option which, in certain instances, it has exercised to expand the licensed field-of-use for additional indications for a license fee of $15,000 per indication. Pursuant to the license agreement, the Company is obligated to pay the licensor a royalty of 1% of net sales of NCP Systems using the licensor's standard lead (the Company's vagus nerve lead is a standard lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. The Company also has agreed to pay minimum royalties of $35,000 for each fiscal year for the life of the licensed patents. In fiscal 1997, the Company elected not to exercise an option it held under this license to preserve its exclusivity with respect to the bidirectional lead and, as a result, the licensor may convert the license regarding the bidirectional lead to a non-exclusive license.

     In addition to the license agreements, as of August 31, 1998, the Company had United States patents and patent applications pending covering NCP Generator circuits, electrode designs and various therapeutic applications of vagus nerve stimulation. In addition to movement disorders, other method patents cover the fields of eating disorders, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, motility disorders, chronic pain and hypertension. In September 1997, the Company filed for a limited extension of the term of one of the medical device and method patents under which it is licensed from Dr. Zabara. The Company has filed counterparts of certain of its key United States patent applications in certain key international jurisdictions.

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

     The Company also is required to register as a medical device manufacturer with the FDA and state agencies and to list its products with the FDA. The Company has registered as a medical device manufacturer with the FDA. The Company's facilities are subject to inspection on a routine basis by the FDA for compliance with the FDA's QSR and other applicable regulations. The Company also is required to file Medical Device Reports with the FDA for certain product malfunctions or where its device causes or contributes to a death or serious injury. Through August 31, 1998, the Company has filed eight such reports, one of which was filed during fiscal 1998. QSR impose procedural and documentation requirements upon the Company with respect to product designs, manufacturing, testing, control, process validation and similar activities. As of August 31, 1998, the Company has been the subject of an FDA pre-PMA approval and FDA post-approval site inspections, both of which were completed with no deficiencies noted. Additionally, the Company must comply with various FDA requirements such as those governing advertising, labeling and reporting of adverse experiences with the use of the product. New regulations governing such matters as device tracking and post-market surveillance also may apply to the NCP System. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or the adoption of new requirements could adversely affect the Company's ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Clinical testing, manufacture and sale of the Company's products outside of the United States are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States. The Company must comply with its ISO 9001 and 9002 certification, which is similar to the FDA's QSR, and CE Mark directives. The Company is audited on a semiannual basis for such compliance. The Company has received regulatory approval to market the NCP System in the member countries of the European Union and Canada, and is pursuing other regulatory approvals outside the United States.

THIRD-PARTY REIMBURSEMENT

     The Company's ability to commercialize the NCP System successfully will depend in part on whether third party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System, and the procedures and services associated therewith, and to reimburse at adequate levels for the costs of the NCP System and the related services.

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

     The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare uses a system that reimburses hospitals based on their costs. The Company believes that those payments generally are adequate. For inpatient implants, Medicare uses a fixed-payment method (based on Diagnosis Related Groups or "DRGs"). Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. In order to assure adequate reimbursement for all epileptic patients eligible for benefits under Medicare, the Company may seek changes in the DRG grouping so that NCP System implant cases would be reclassified to other, higher-paying DRGs. Medicare uses a resource-based relative value scale to pay for physicians' services.
The Company believes that the relative value scales for the surgeons and physicians involved in the implantation and interrogation and reprogramming of the NCP System provide adequate reimbursement for these physicians' services.

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

EMPLOYEES

     As of September 15, 1998, the Company had 185 full-time employees, including 10 in research and development, 11 in clinical and regulatory affairs, 89 in manufacturing and quality assurance, 55 in sales and marketing and 20 in administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel including, but not limited to, its key officers and its Board of Directors. The Company believes its relationship with its employees is good. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  PROPERTIES

     The Company leases approximately 43,000 square feet of office and manufacturing space in Houston, Texas through September 2002, approximately 13,500 square feet of manufacturing space in Webster, Texas through 2001, and a sales office in Brussels, Belgium through January 2000. The Company believes that these leased facilities will be adequate to meet its needs at least through June 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     Not
applicable.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CYBX." The high and low sale prices for the Company's Common Stock during fiscal 1997 and 1998 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                                           HIGH          LOW
                                                          ------        ------
    FISCAL YEAR ENDED JUNE 30, 1997
    First Quarter......................................   $ 6.56        $ 5.75
    Second Quarter.....................................   $ 6.69        $ 2.63
    Third Quarter......................................   $ 5.13        $ 3.25
    Fourth Quarter.....................................   $ 9.38        $ 4.63

    FISCAL YEAR ENDED JUNE 30, 1998
    First Quarter......................................   $16.50        $ 5.88
    Second Quarter.....................................   $16.50        $10.25
    Third Quarter......................................   $32.63        $13.50
    Fourth Quarter.....................................   $32.88        $ 9.88

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

     As of August 31, 1998, there were 211 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data as of June 30, 1998 and 1997, and for each of the years in the three-year period ended June 30, 1998 are derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The selected financial data as of June 30, 1996, 1995 and 1994 and for the years ended June 30, 1995 and 1994 are derived from audited financial statements not included herein.

                                                                                 YEAR ENDED JUNE 30,
                                                                                 -------------------
                                                          1998           1997           1996           1995           1994
                                                          ----           ----           ----           ----           ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.......................................     $ 14,912,868   $  1,372,005   $  1,416,965    $   966,989    $   399,689
Cost of goods sold..............................        3,902,468        372,180        411,562        347,457        117,835
                                                     ------------   ------------   ------------    -----------    -----------
Gross profit....................................       11,010,400        999,825      1,005,403        619,532        281,854
Operating expenses:
  Research and development......................        7,391,426      6,549,474      8,024,502      5,678,024      4,323,671
  Selling, general and administrative...........       19,781,268      5,933,852      3,420,111      2,906,589      2,519,037
                                                     ------------   ------------   ------------    -----------    -----------
    Total operating expenses....................       27,172,694     12,483,326     11,444,613      8,584,613      6,842,708
Interest income, net............................        1,976,792        436,813        423,044        688,909        629,993
Other (expense) income, net.....................           10,790       (198,143)       (97,084)        37,362          5,136
                                                     ------------   ------------   ------------    -----------    -----------
Net loss                                             $(14,174,712)  $(11,244,831)  $(10,113,250)   $(7,238,810)   $(5,925,725)
                                                     ------------   ------------   ------------    -----------    -----------
                                                     ------------   ------------   ------------    -----------    -----------
Basic and diluted net loss per share............     $     (0.88)   $      (0.93)  $      (1.06)   $      (.79)   $      (.66)
                                                     ------------   ------------   ------------    -----------    -----------
                                                     ------------   ------------   ------------    -----------    -----------

Shares used in computing basic and diluted net
  loss per share................................       16,104,922     12,030,171      9,513,038      9,218,008      8,945,968

CONSOLIDATED BALANCE SHEET DATA (AS OF YEAR END):
Cash, cash equivalents and marketable
  securities.....................................     $38,037,343     $8,123,456     $2,201,962    $11,852,619    $18,468,154
Working capital..................................      39,246,128      7,763,480      1,042,396      8,988,373      9,676,289
Total assets.....................................      52,615,294     10,249,737      3,948,043     13,560,593     19,756,148
Accumulated deficit..............................     (63,341,714)   (49,167,002)   (37,922,171)   (27,808,921)   (20,570,111)
Common stockholders' equity......................     $44,698,719     $8,421,472     $1,465,050    $11,443,555    $18,503,398

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

SUMMARY

     Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an IDE from the FDA. The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had limited revenues to date and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through June 30, 1998, the Company incurred a cumulative net deficit of approximately $63.3 million.

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

     The Company has made significant investments in recent periods in connection with the United States market launch of the NCP System and, to a lesser extent, in connection with efforts to expand its presence in international markets. The Company has not been profitable to date, and expects to remain unprofitable through at least fiscal 1999. Moreover, the Company expects to substantially increase the level operating expenses (primarily sales and marketing and, to a lesser extent, clinical trial expenses) through fiscal 1999 in an effort to accelerate the rate of market awareness and acceptance of the NCP System. The Company expects that there will be delays between the initiation of higher spending levels and increased revenues that may result from such increased spending. Moreover, once initiated, many of these expenses will be fixed in nature. As a result, if revenues do not increase substantially over the levels achieved in recent periods, the Company will continue to experience substantial operating losses, potentially at levels exceeding the levels experienced in recent periods, and the point at which the Company achieves profitability would be delayed beyond the current expectations of securities analysts. Furthermore, even if the levels of revenues increase substantially, there can be no assurance that the Company will become profitable when expected to do so or at all or, even if it becomes profitable, that it will remain so in future periods.

     In addition to the foregoing, the Company believes that its results of operations may fluctuate significantly from quarter to quarter based upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, the extent to which third-party payors approve reimbursement for the NCP System, the rate and size of expenditures incurred by the Company as it expands its sales and marketing efforts, availability of key components, materials and contract services that may be dependent on the Company's ability to forecast sales and ability to achieve acceptable manufacturing yields and costs.

RESULTS OF OPERATIONS

     NET SALES. Net sales for the fiscal year ended June 30, 1998 increased to $14.9 million from $1.4 million and $1.4 million for the years ended June 30, 1997 and 1996, respectively. International sales were $2.3 million, $1.3 million and $1.3 million in fiscal 1998, 1997 and 1996, respectively, while domestic sales were $12.6 million, $24,000 and $110,000 in such respective periods.

     The substantial increases in revenues in fiscal 1998 are primarily due to the Company receiving FDA approval to market the NCP System in the United States in July 1997 and the resulting initial year of sales into the United States market. Prior to receiving FDA approval to market the NCP System in the United States, in fiscal 1996 and 1997, the substantial majority of sales were derived from international markets where the Company had regulatory approval to sell the NCP System. Domestic sales in such years were limited exclusively to reimbursements related to the Company's clinical trial activities. While the Company expects to conduct additional clinical trial activities in the United States and internationally and may seek reimbursement in connection with such studies, the Company does not expect such reimbursement revenues to be significant in future periods. Future increases in net sales will be dependent upon increased market acceptance for the NCP System and upon expanding its reimbursement from third-party payors. The Company is devoting substantial resources to increasing the awareness and market acceptance of the NCP System, particularly in the United States. The Company believes, however, that there will be delays between increased sales and marketing activities and any resulting increase in revenues. As a result, the Company expects to achieve little, if any, quarter-to-quarter revenue growth in the first quarter of fiscal 1999. Furthermore, there can be no assurance that net sales levels in subsequent periods will increase at the rates experienced in recent periods or at all.

     GROSS PROFIT. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third party contractor costs and the acquisition cost of raw materials and components. The Company's gross margin was 73.8% for the year ended June 30, 1998, compared to 72.9% and 71.0% for fiscal 1997 and 1996, respectively. The increase in gross margin in fiscal 1998 is attributable primarily to the increase in net sales in the United States, which have higher gross margins than net sales in international markets, and a reduction in the royalty rate paid by the Company from 7% to 4% of net sales. The Company is obligated to pay royalties at a rate of approximately 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between direct and international sales, direct and distributor sales, the NCP System's selling price, applicable royalty rates and the levels of production volume.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts, design efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses were $7.4 million, or 49.6% of net sales, during the year ended June 30, 1998, compared to $6.5 million, or 477.4% of net sales, during fiscal 1997 and $8.0 million, or 566.3% of net sales, during fiscal 1996. The increase in research and development spending in absolute amount in fiscal 1998 as compared to fiscal 1997 reflects heightened levels of product design and development activity and manufacturing process improvement efforts, combined with increased clinical and regulatory staffing in preparation for future clinical study activities. The decrease in such expenses as a percentage of net sales in fiscal 1998 over fiscal 1997 results from the rapid increase in sales following FDA approval to sell the NCP System in the United States. The decrease in research and development spending in absolute amount and as a percentage of net sales in fiscal 1997 as compared to fiscal 1996 was due to the Company completing its confirmatory clinical trial during fiscal 1997. The Company's confirmatory clinical trial was at its peak level of activity during fiscal 1996. The Company intends to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in both absolute amount and as a percent of net sales in future periods depending primarily upon the level of such clinical trial activity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $19.8 million, or 132.7% of net sales, during the year ended June 30, 1998, as compared to $5.9 million, or 432.5% of net sales, during fiscal 1997 and $3.4 million, or 241.4% of net sales, during fiscal 1996. The increase in the absolute amount of selling, general and administrative expenses in each year compared to the prior year was primarily due to sales and marketing activities focused on the United States market launch for the NCP System and to a lesser extent to the continued expansion of corporate infrastructure in response to the recent business expansion and movement of the Company's headquarters to a new location. The Company began expanding its sales and marketing staff in late calendar 1996 to more actively pursue international sales and in early 1997 in anticipation of FDA approval and commercial sales activities in the United States. By the fourth quarter of fiscal 1998, the Company further expanded its sales and marketing staff in the United States from 20 professionals to over 45 professionals as of June 30, 1998. The Company also expects to continue to add administrative personnel in response to the recent and potential future business expansion. Accordingly, the Company expects its future selling, general and administrative expenses to increase in absolute amount from the amounts incurred during fiscal 1998. In addition, the Company expects such expenses to increase as a percentage of net sales in the near term as the Company seeks to rapidly increase its sales and marketing activities and given the customary delays between increased sales and marketing expenditures and any increase in revenues.

     INTEREST INCOME, NET. Net interest income totaled $2.0 million, $437,000 and $423,000 during the years ended June 30, 1998, 1997 and 1996, respectively. Interest income increased as a result of higher average cash and investment balances on hand due to investment of the proceeds from a private placement of Common Stock completed in March 1997 and from the Company's follow-on public equity offering completed in October 1997. The Company expects interest and other income to gradually decline in absolute amount in future periods as the Company utilizes its resources to fund future working capital requirements.

     OTHER (EXPENSE) INCOME, NET. Other income (expense) totaled $11,000, $(198,000) and $(97,000) during the years ended June 30, 1998, 1997 and 1996, respectively. For each of these years, other income (expense) consisted primarily of net gains and losses resulting from foreign currency fluctuations. The Company expects other income (expense) to fluctuate in future periods depending upon the mix between international and domestic business activities and upon fluctuations in currency exchange rates.

     INCOME TAXES. At June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $52.5 million which expire during the years 2003 through 2013, and tax credit carryforwards of approximately $1.6 million for federal income tax purposes which expire during the years 2006 through 2013. Due to its net operating loss history, to date the Company has established a valuation allowance to fully offset its deferred tax assets, including those related to its carryforwards, resulting in no income tax benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through public and private placements of its securities. The Company had no short-or long-term borrowings outstanding at June 30, 1998, and had no credit facilities available at that time.

     The Company expects to incur substantial additional costs related to sales and marketing activities associated with United States and international sales and marketing activities, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control, including the nature and timing of marketing and sales activities and the nature and timing of additional clinical trials for additional indications, both within and outside the field of epilepsy. Moreover, the Company's ability to generate income from operations will be dependent upon maintaining and broadening reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System.

     During fiscal 1998, the Company used approximately $14.8 million in cash in operating activities. During the fiscal year, inventories increased to $2.1 million at June 30, 1998 from $1.0 million at June 30, 1997 as the Company built inventory levels in anticipation of higher levels of manufacturing and sales activities. The Company also used approximately $3.5 million to purchase capital equipment for its new administrative and manufacturing facility.
During fiscal 1998, the Company raised approximately $47.7 million from the sale of Common Stock in a public equity offering and received additional proceeds of approximately $2.7 million related to issuance of its shares, primarily from the exercise of stock options.

     The Company's liquidity will continue to be reduced as amounts are expended for expansion of sales and marketing activities, manufacturing expansion, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although the Company has no firm commitments, the Company expects to make capital expenditures of approximately $3.8 million during fiscal 1999, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

     The Company believes that its current resources will be sufficient to fund its operations at least through June 30, 2000. This estimate is based on certain assumptions, which may not hold true. There can be no assurance that the Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements through June 30, 2000. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international and domestic sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise additional capital when needed or that the terms upon which capital will be available will be favorable to the Company.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     See Note 1 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

IMPACT OF YEAR 2000

     Many currently installed computer systems and software products were coded using two digits rather than four to define the applicable year. As a result these computer systems and software products have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, to send invoices, or to engage in similar normal business activities. Finally, computer systems and software products devices may fail to process accurately leap year logic associated with the Year 2000.

     STATE OF READINESS

     The Company believes that the adverse impact of Year 2000 issues on its internal computer systems will not be material. Most of the personal computers and computer systems used by the Company have been installed in the past three years, primarily in the past year as the Company has been growing its organization. The Company has also recently moved most of its organization to a new facility in Houston, Texas, and has installed new equipment in connection with such relocation. The Company has conducted a manual review of all of its software, except for its manufacturing systems and the telephone system at its Webster manufacturing facility, and found the incidence of Year 2000 coding issues to be minimal. The Company continues to manufacture the NCP System at its Webster, Texas facility, but is in the process of establishing manufacturing capacity at the Houston facility, which is expected to be completed in fiscal 1999. The Company is in the process of evaluating its manufacturing software for Year 2000 compliance, including systems used at the Webster facility as well as the systems being implemented at the Houston facility, however, it does not expect that any necessary changes to its software will be material. In addition, if the Company continues to manufacture its product at the Webster facility, it intends to test the telephone system at that location to determine if it is Year 2000 compliant. The Company has also contacted each of its material vendors and suppliers to determine if such vendors or suppliers have any Year 2000 compliance issues that have not been resolved, or may not be resolved in a timely manner.

     The Company's software used by customers to program the NCP Generator does not utilize dating in its processing calculations.

     COSTS OF YEAR 2000 COMPLIANCE

     The Company does not expect expenditures for upgrades and testing for Year 2000 issues of software used on internal systems to be material. To date, any such costs incurred have been in connection with the implementation of systems at its new facility and the purchase of equipment and software for its growing employee base. The Company estimates that, in the worst case, it may have to upgrade certain of its manufacturing databases, replace the telephone system at the Webster location, and replace certain older personal computers currently being used. The costs of such activities are estimated to be under $100,000. The Company expects to complete its testing, and any required upgrades by mid calendar 1999. The Company also does not expect diversion of resources from other management information systems or manufacturing projects will have a material adverse impact on the Company.

     RISKS OF YEAR 2000 NON-COMPLIANCE AND CONTINGENCY PLANS

     In the event of a failure of any software or other electronic devices used for the Company's internal systems, the Company believes any resulting business disruption would not have a material adverse effect on the Company, because the Company believes alternative, less technologically advanced, systems would be available. The Company is also contacting its vendors and suppliers currently to determine if a further contingency plan will be needed to ensure timely receipt of materials and services from such vendors and suppliers.

     The costs of the modifications and the date on which the Company believes it will complete the Year 2000 modifications, if any, are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate an correct all relevant computer code, and similar uncertainties.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     RELIANCE ON SINGLE PRODUCT. The Company has only one product, the NCP System, which has been approved by the FDA only for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. The Company does not expect to have any other product or approved indication for the NCP System for the foreseeable future. Although the Company has been able to sell the NCP System in certain countries in Europe since 1994 and in the United States and Canada since mid 1997, it is only now in the process of initiating full-scale marketing and sales efforts in the United States and other countries. The Company's inability to commercialize successfully the

NCP System would have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY OF MARKET ACCEPTANCE. Continued market acceptance of the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in approximately 2,500 patients through June 30, 1998, it provides a new form of therapy with which many physicians are unfamiliar. The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure of the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     HISTORY OF LOSSES; PROFITABILITY UNCERTAIN; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has incurred net losses and accumulated a deficit of approximately $63.3 million through June 30, 1998. In July 1997, the Company received FDA marketing approval which permits the Company to sell the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of refractory partial onset seizures in patients over twelve years of age. In addition, the Company has obtained "CE Marking," the designation of market approval now accepted by all European Union member countries, for its NCP System which, when combined with approvals from Canada and certain other countries, permits the Company to sell the NCP System internationally. Even with these marketing approvals, there can be no assurance that the Company will be able to generate adequate sales to achieve profitability in the future. In addition, in order to develop these markets, the Company will incur substantial marketing and sales expenses. The amount and timing of anticipated expenditures will depend on numerous factors, including the nature and timing of marketing and sales activities, the expansion of the Company's manufacturing capabilities, the nature and timing of additional clinical trials, and the Company's product development efforts.

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

     LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The Company's ability to commercialize the NCP System successfully will depend in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System and the procedures and services associated therewith, and to reimburse at adequate levels for the costs of the NCP System and the related services.

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

     Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms, including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare uses a system that reimburses hospitals based on their costs. The Company believes that those payments generally are adequate. For inpatient implants, Medicare uses a fixed-payment method (based on Diagnosis Related Groups or "DRGs"). Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. In order to assure adequate reimbursement for all epileptic patients eligible for benefits under Medicare, the Company may seek changes in the DRG grouping so that NCP System implant cases would be reclassified to other, higher-paying DRGs. The Company has only limited experience in seeking and obtaining coverage and payment approvals from third-party payors, and there can be no assurance that the Company would be successful in achieving coverage or adequate reimbursement levels, or that it can obtain new DRG assignments under the Medicare program to cover the complete costs of therapy using the NCP System. If the Company is unsuccessful in achieving coverage or adequate reimbursement levels or in obtaining new DRG assignments, or if hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could have a material adverse effect on the Company's business, financial condition or results of operations. Medicare uses a resource-based relative value scale to pay for physicians' services. The Company believes that the relative value scales for the surgeons and physicians involved in the implantation and interrogation and reprogramming of the NCP System provide adequate reimbursement for these physicians' services. See "Business--Third-Party Reimbursement."

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

     LIMITED MARKETING AND SALES EXPERIENCE. Although the Company has had approval to market the NCP System in the member countries of the European Union since 1994, it has only recently received FDA approval to commercialize the NCP System in the United States and, consequently, it has limited experience in marketing, direct sales and distribution. The Company has recently expanded its marketing and sales force for the United States market, but no assurance can be given that this expanded direct marketing and sales force will succeed in promoting the NCP System to patients, health care providers or third-party payors on a broad basis. The Company believes that, to market its products directly, it must employ a multidisciplinary marketing and sales force with medical device sales experience, clinical experience with epilepsy, experience in obtaining reimbursement for new medical technologies and experience with peer to peer marketing programs. In addition, due to the limited market awareness of the NCP System, the Company believes that the sales process could be lengthy, requiring the Company to educate patients, health care providers and third-party payors regarding the clinical benefits and cost-effectiveness of the NCP System. In certain international territories, the Company relies, and intends to continue relying, upon independent distributors. There can be no assurance that the Company will be able to recruit and retain skilled marketing and sales personnel or foreign distributors, or that the Company's marketing efforts will be successful. Failure by the Company to successfully market the NCP System would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Marketing and Sales."

     LIMITED MANUFACTURING EXPERIENCE. The Company has a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations, for first year commercial sales activities in the United States and for commercial sales activities in international markets. The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. In addition to its existing manufacturing facility, the Company entered into a lease for a new headquarters and manufacturing facility, and is in the process of moving its manufacturing operations to the new facility, which is expected to begin production in calendar 1999. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. The Company will be required to obtain FDA approval for its change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's Quality System regulations ("QSR") and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its new facilities on a timely basis, or at all. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality an manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Manufacturing and Sources of Supply."

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

     RISK OF PRODUCT RECALL. The NCP System includes a complex electronic device and lead designed to be implanted in the human body. Component failures, manufacturing errors or design defects could result in an unsafe condition in patients. The occurrence of such problems or other adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of NCP Generators and/or leads. In 1991, a failure of an NCP System caused permanent paralysis of one patient's left vocal cord. In addition, several patients experienced vagus nerve lead failures which, although not harmful to the patient, reduced the efficacy of the treatment and required lead replacement. Since the occurrence of these failures, changes have been made to the Company's product designs and no similar failures have been reported to the Company. There can be no assurance, however, that the Company will not experience similar or other product problems or that the Company will not be required to recall products. Any product recall could have a material adverse effect on the Company's business, financial condition or results of operations. See
"Business-Clinical Trials" and "--Government Regulation."

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

     COMPETITION; RAPID TECHNOLOGICAL CHANGE. The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. continues to clinically assess an implantable signal generator used with an invasive deep brain probe (thalamic stimulator) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Competition."

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

     FUTURE CAPITAL REQUIREMENTS. Although the Company believes that its current resources will be sufficient to meet its capital requirements at least through June 30, 2000, there can be no assurance that the Company will not require additional financing either before or after that date. This estimate is based on certain assumptions, which may not hold true. There can be no assurance that the Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements through June 30, 2000. The Company's future capital requirements will depend upon numerous factors, including the extent and timing of future product sales, the scale-up of the Company's manufacturing facilities, and the nature, timing and success of clinical trials for additional indications for the NCP System. Such financing, if required, may not be available on satisfactory terms, or at all. Lack of access to sufficient financing would impair the Company's ability to fully pursue its business objectives, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages as of August 31, 1998, and certain additional information about them, are as follows:


NAME                              AGE                            POSITION
------------------------------    ---                  -------------------------------------------------------------
Robert P. Cummins.............     44                  President and Chief Executive Officer
Reese S. Terry, Jr............     56                  Chairman of the Board, Executive Vice President and Secretary
Rick L. Amos..................     42                  Vice President, Sales
William H. Duffell, Jr, Ph.D..     38                  Vice President, Clinical and Regulatory Affairs Ph.D.
Stephen D. Ford...............     48                  Vice President, Manufacturing
Shawn P. Lunney...............     35                  Vice President, Marketing
Stanley H. Appel, M.D.........     65                  Director
Tony Coelho...................     56                  Director
Thomas A. Duerden, Ph.D.......     68                  Director
Michael J. Strauss, M.D.......     45                  Director

     Mr. Cummins became a director of the Company in June 1988. He was appointed President and Chief Executive Officer of the Company in September 1995. Until September 1995, he was also a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Until July 1998, Mr. Cummins was also a director of Sigma Circuits Inc., a manufacturer of electronic interconnect products.

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

     Mr. Amos joined the Company as Area Sales Director, Midwest Region, in July 1997, and became Vice President, Sales in April 1998. Prior to joining the Company, from July 1996 to July 1997, Mr. Amos was a Cardiovascular Alliance Manager with Medronic, Inc., a medical device company, and from September 1990 to July 1996, he served as regional sales manager for Meadox Medical, Inc., a medical device company.

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

     Mr. Lunney joined the Company in April 1991 and served in various sales, marketing and reimbursement planning positions until May 1996, when he became Vice President, Marketing. Prior to joining the Company, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer from December 1985 to April 1991.

     Dr. Appel has been a director of the Company since December 1996 and the chair of Company's Scientific Advisory Board since its formation in 1994. Since 1992, Dr. Appel has been Chairman of the Baylor College of Medicine Department of Neurology.

     Mr. Coelho has been a director of the Company since March 1997 and an independent business consultant since June 1998. From October 1996 to June 1998, Mr. Coelho was the Chairman and Chief Executive Officer of ETC w/tci, the Washington-based education, training and communications subsidiary of
Tele-Communications, Inc.   From January 1990 to September 1995, Mr. Coelho
served as the President and Chief Executive Officer of Wertheim Schroder Investment Services, Inc., an asset management firm, and from October 1989 to September 1995, he served as Managing Director of Wertheim Schroder and Co., an investment banking firm. Mr. Coelho served in the United States House of Representatives from California from 1979 to 1989, and served as House Majority Whip from 1986 to 1989. Mr. Coelho is also a member of the Board of Directors of ICF Kaiser International, Inc., ITT Educational Services, Inc., Service Corporation International and TEI, Inc.

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

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of six (6) meetings and acted by written consent one (1) time during the fiscal year ended June 30, 1998. The Board has an Audit Committee and a Compensation Committee. There is no nominating committee or other committee performing a similar function.

     The Audit Committee, which consists of Thomas A. Duerden and Michael J. Strauss, M.D., held three (3) meetings during the fiscal year ended June 30, 1998. This Committee recommends engagement of the Company's independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

     The Compensation Committee, which consists of director Tony Coelho and Stanley H. Appel, held one meeting and acted by written consent 46 times during the fiscal year ended June 30, 1998. This Committee establishes salary and incentive compensation of the executive officers of the Company and administers the Company's employee benefit plans.

     During the fiscal year ended June 30, 1998, all current directors attended at least seventy five percent of the meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

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

     Based solely on its review of the copies of such forms received by it, the Company believes that, for the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with, except as follows: (1) William H. Duffell did not file two Form 4's for option exercises in February and March 1998; a Form 5 was filed in August 1998 covering those option exercises; (2) Reese S. Terry did not file a Form 4 for an option exercise in May 1998; a Form 5 was filed in August 1998 reporting such option exercise; and (3) Rick L. Amos became a reporting person on April 28, 1998, but did not file a Form 3 until August 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the compensation paid by the Company for the year ended June 30, 1998 to the Chief Executive Officer of the Company and each of the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):
Vice President, Sales

                                                                     SECURITIES
                                                                     UNDERLYING
                                                                     OPTIONS (#)
                                                                     -----------
                                              SALARY ($) BONUS ($)    LONG-TERM
                                    FISCAL    ---------- ---------   COMPENSATION         ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR     ANNUAL COMPENSATION        AWARDS          COMPENSATION
----------------------------------- ------    --------------------   ------------        ------------
Robert P. Cummins(1)...............  1998     $200,000   $ 56,000        250,000          $   253(2)
President and Chief Executive        1997      196,596     68,530        356,000              294(2)
  Officer                            1996      140,758     32,930         50,000            8,194(2)(3)

Reese S. Terry, Jr.................  1998     $147,000   $ 41,160             --          $ 4,114(2)
Chairman of the Board and            1997      146,693     32,596         63,500            6,705(2)
  Executive Vice President           1996      130,880     32,950             --            5,321(2)

William H. Duffell, Jr., Ph.D.(4)..  1998     $157,500   $ 44,100         51,235          $   257(2)
Vice President, Clinical and         1997      157,356     32,963         90,000           13,952(5)
  Regulatory Affairs                 1996      150,000     27,886             --           27,881(6)

John K. Bakewell(7)................  1998      135,000   $ 37,800         50,000          $   213(2)
Vice President Finance and           1997      131,187     29,527        135,000              263(2)
  Administration and Chief           1996      105,502     27,537             --              225(2)
  Financial Officer

Rick L. Amos(8)....................  1998      140,769   $165,427(9)     175,000          $ 5,831(2)(10)
Vice President, Sales

------------------
(1)   Mr. Cummins became an executive officer of the Company in fiscal 1996.
(2) Represents premiums paid by the Company for term life insurance (except as set forth below).
(3) Also includes $7,900 paid to Mr. Cummins in fiscal 1996 as a travel/auto allowance.
(4) Dr. Duffell joined the Company in 1995. Dr. Duffell's bonus in fiscal 1996 includes a $10,000 bonus related to Dr. Duffell's relocation to Houston.
(5) Represents $332 paid by the Company for term life insurance and $13,620 paid to Dr. Duffell for expenses related to relocation to Houston.
(6) Represents $315 paid by the Company for term life insurance and $27,566 paid to Dr. Duffell for expenses related to relocation to Houston.
(7)   Mr. Bakewell resigned from his position with the Company in July 1998.
(8) Mr. Amos joined the Company in July 1997 as Area Sales Director-Midwest Region, and became Vice President, Sales in April 1998.
(9) Includes $158,427 in sales commissions based on Mr. Amos' performance as an Area Sales Director.
(10)  Also includes an $5,631 Area Sales Director automobile allowance.

     OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth each grant of stock options made during the year ended June 30, 1998 to each of the Named Executive Officers:

                                              INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                         ----------------------------------------------------------    VALUE AT ASSUMED
                                               PERCENT OF                            ANNUAL RATES OF STOCK
                           NUMBER OF         TOTAL OPTIONS                            PRICE APPRECIATION
                          SECURITIES           GRANTED TO                            FOR OPTION TERM($)(2)
                          UNDERLYING          EMPLOYEES IN   EXERCISE                ---------------------
                            OPTIONS              FISCAL        PRICE    EXPIRATION
NAME                       GRANTED(#)            YEAR(2)       ($/SH)       DATE         5%         10%
------------------------  -----------       --------------  ----------  ----------   ----------  ---------
Robert P. Cummins.......    250,000               5.5%        $15.125   10/13/2007   $2,378,008  $6,026,339
Reese S. Terry, Jr......         --                 --             --           --           --          --
John K. Bakewell (3)....     50,000               1.1%        $15.125   10/13/2007      475,602   1,205,268
William H. Duffell, Jr.,
  Ph.D..................     50,000               1.1%        $15.125   10/13/2007      475,602   1,205,268
                              1,235                *          $  9.56   02/09/2008        7,425      18,817
Rick L. Amos............     75,000               1.7%        $  7.25   07/15/2007      341,961     866,597
                            100,000               2.2%        $ 13.75   05/19/2008      864,730   2,191,396

------------------
 *   Less than 0.1%
(1) Total number of shares subject to options granted to employees in fiscal 1998 was 4,518,154 which number includes options granted to employee directors.
(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect the Company's estimate of future stock price growth.
(3)  Mr. Bakewell resigned from his position with the Company in July 1998.

     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES. The following table sets forth, for each of the Named Executive Officers, each exercise of stock options during the fiscal year ended June 30, 1998 and the year-end value of unexercised options:

                                                                   NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                       SHARES          VALUE        UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                      ACQUIRED       REALIZED     OPTIONS AT FISCAL YEAR-END        OPTIONS AT FISCAL YEAR-END
NAME                               ON EXERCISE(#)     ($)(1)    EXERCISABLE/UNEXERCISABLE(#)(2)   EXERCISABLE/UNEXERCISABLE($)(3)
--------------------------------   --------------   ----------  -------------------------------   -------------------------------
Robert P. Cummins...............        8,000       $   80,625          383,334/216,666                 $     2,646,875/$0
Reese S. Terry, Jr..............        9,000           65,813           44,500/10,000                  $  336,531/$75,625
John K. Bakewell (4)............         --              --             169,665/55,335                  $1,223,399/$88,789
William H. Duffell, Jr., Ph.D...       64,998        1,378,958           94,901/66,336                  $ 696,690/$169,640
Rick L. Amos....................       14,000          336,000           4,853/156,147                  $  10,756/$195,119

------------------
(1) Represents market value of underlying securities at date of exercise less option exercise price.
(2) Options granted by the Company generally vest over a four-year period such that 12.5% of the shares subject to the option vest on the six month anniversary of the grant date, and 1/48 of the optioned shares vest each month thereafter until fully vested.
(3) Market value of underlying securities at fiscal year-end ($10.625/per share) minus the exercise price.
(4)   Mr. Bakewell resigned from his position with the Company in July 1998.

BOARD COMPENSATION

     Directors do not receive any cash compensation for their services as members of the Board of Directors. Nonemployee directors are eligible for discretionary option grants under the Company's 1996 Option Plan. During fiscal 1998, each nonemployee director was granted an option to purchase 5,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of August 31, 1998 certain information with respect to the beneficial ownership of Cyberonics Common Stock (i) by each person known by Cyberonics to own beneficially more than five percent of the outstanding shares of Cyberonics Common Stock, (ii) by each director of Cyberonics, (iii) by each of the Chief Executive Officer and four other most highly paid executive officers of Cyberonics who earned over $100,000 in fiscal 1998 and were officers as of August 31, 1998 and (iv) by all directors and executive officers as a group. Except as otherwise noted below, Cyberonics knows of no agreements among its stockholders which relate to voting or investment of its shares of Cyberonics Common Stock.

                                                          SHARES        PERCENTAGE OF
                                                       BENEFICIALLY   OUTSTANDING SHARES
NAME OF BENEFICIAL OWNER                                OWNED(1)          OWNED(1)
------------------------                               ------------   ------------------
St. Jude Medical, Inc.(2)............................    1,501,181              8.7%
  One Lillehei Plaza
  St. Paul, MN 55117-9983
The Clark Estates(3).................................    1,426,208              8.3%
  30 Wall Street
  New York, NY 10005
Reese S. Terry, Jr.(4)...............................      735,500              4.2%
Robert P. Cummins(5).................................      564,951              3.2%
William H. Duffell, Jr., Ph.D.(6)....................      171,348              1.0%
Stanley H. Appel, M.D.(7)............................      116,300              *
Thomas A. Duerden, Ph.D.(8)..........................       53,000              *
Tony Coelho(9).......................................       44,432              *
Michael J. Strauss, M.D.(10).........................       40,000              *
Rick L. Amos(11).....................................       30,470              *
All executive officers and directors as a group
  (10 persons)(12)...................................    2,056,145             11.3%

------------------
 * Less than 1%
(1) Based on total shares outstanding of 17,278,407 at August 31, 1998. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Cyberonics Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Cyberonics Common Stock shown as beneficially owned by them.
(2) In connection with the acquisition of these shares, St. Jude also entered into a Stockholders' Agreement which provides, among other things, that St. Jude will not acquire additional shares of Common
     Stock.
(3) Pursuant to a letter agreement dated March 28, 1997, the Clark Estates is entitled to designate one person to serve on the Company's Board of Directors for as long as the Clark Estates retains at least 600,000 of the aggregate of 901,408 shares of Common Stock purchased on such date by parties affiliated with the Clark Estates. To date, the Clark Estates has not exercised this right.
(4) Includes 134,500 shares held in trusts for the benefit of Mr. Terry's children of which Mr. Terry serves as trustee. Also includes 44,500 shares subject to options exercisable on or before October 31, 1998.
(5) Includes 10,000 shares held in trust for the benefit of Mr. Cummins' children of which Mr. Cummins serves as trustee. Also includes 400,001 shares subject to options exercisable on or before October 31, 1998.

(6) Includes 101,000 shares subject to options exercisable on or before October 31, 1998.
(7) Includes 72,500 shares subject to options exercisable on or before October 31, 1998.
(8) Includes 32,500 shares subject to options exercisable on or before October 31, 1998.
(9) Includes 40,832 shares subject to options exercisable on or before October 31, 1998.
(10) Includes 22,500 shares subject to options exercisable on or before October 31, 1998.
(11) Includes 17,770 shares subject to options exercisable on or before October 31, 1998
(12) Includes 1,014,853 shares subject to options held by executive officers and directors, which options are exercisable on or before October 31, 1998. Also includes shares which may be determined to be beneficially owned by executive officers and directors. See Notes 4 through 11.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain stockholders of the Company, including Messrs. Cummins and Terry, Drs. Appel and Duffell and venture capital firms formerly affiliated with Mr. Cummins, are entitled to certain registration rights with respect to the Common Stock held by them.

     As of June 30, 1998, Rick L. Amos, Vice President, Sales of the Company, owed the Company $100,000 under a loan for such amount provided to Mr. Amos in fiscal 1998 to cover certain relocation expenses. The loan bears interest at 8-1/2% per annum, and is secured by the shares of Cyberonics common stock held by or underlying options held by Mr. Amos. All principal and interest on the loan is due on the earliest to occur of (i) the termination of Mr. Amos' employment with the Company, regardless of the reason for such termination,
(ii) the closing of a merger or reorganization of the Company or the sale of all or substantially all of the assets of the Company, and (iii) December 31, 2000, provided that if Mr. Amos sells any shares of Cyberonics common stock held by him or issued to him upon exercise of options held by him, the proceeds from such sale shall be used to repay the principal and accrued interest in whole or in part even if such sale occurs prior to the due date of the loan.

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed with Report

1. FINANCIAL STATEMENTS. The following consolidated financial statements of Cyberonics, Inc. and subsidiary, and the Report of Independent Public Accountants are included at pages F-1 through F-18 of this Form 10-K:

                                                                   PAGE
DESCRIPTION                                                         NO.
-----------                                                        ----
Report of Independent Public Accountants.....................      F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997.....      F-3
Consolidated Statements of Operations for the Three Years
  Ended June 30, 1998........................................      F-4
Consolidated Statements of Stockholders' Equity for the
  Three Years Ended June 30, 1998............................      F-5
Consolidated Statements of Cash Flows for the Three Years
  Ended June 30, 1998........................................      F-6
Notes to Consolidated Financial Statements...................      F-7

2.   EXHIBITS


 EXHIBIT
  NUMBER  DESCRIPTION
--------  -----------
3.1(1)    Restated Certificate of Incorporation of Registrant.
3.2(1)    Bylaws of Registrant.
4.1(2)    Preferred Shares Rights Agreement, dated as of March 4, 1997 between
          Cyberonics, Inc. and First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.
10.1(1)*  1988 Incentive Stock Plan, as amended.
10.2(1)*  1991 Employee Stock Purchase Plan.
10.3(1)   License Agreement dated March 15, 1988 between the Registrant and
          Dr. Jacob Zabara.
10.4(1)   Patent License Agreement effective as of July 28, 1989 between the
          Registrant and Huntington Medical Research Institute.
10.5(3)   Lease Agreement dated November 3, 1994 together with amendments dated
          April 18, 1996 and April 30, 1997, respectively, between the Registrant and
          Salitex II, Ltd.
10.6(1)   Form of Indemnification Agreement.
10.7(1)   Amended and Restated Stockholders Agreement dated October 16, 1992.
10.8(4)   Registration Rights Agreement dated March 28, 1997.
10.9(5)*  1996 Stock Option Plan.
10.10(3)  Stockholders' Agreement dated April 8, 1996 between the Registration and St. Jude Medical, Inc.
10.11(3)  Letter Agreement dated March 28, 1997 between the Clark Estates and the Registrant.
10.12(6)  Lease Agreement dated August 19, 1997 between the Registrant and Space
          Assets II, Inc.
10.13(7)* 1997 Stock Plan.
10.14*    1998 Stock Option Plan.
21.1(3)   List of Subsidiaries of the Registrant.
23.1      Consent of Independent Public Accountants.
27        Financial Data Schedule.

------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on January 14, 1997.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
(7) Incorporated by reference to the Company's Report on Form 14A filed on November 26, 1997.
 *   Document indicated is a compensatory plan.

     (b)  Reports on Form 8-K.

          Not Applicable

     (c)  Exhibits

          See Item 14(a)(2) above

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Registrant
                                   CYBERONICS, INC.

                                   By: /s/ Robert P. Cummins
                                       ----------------------------------------
                                          Robert P. Cummins
                                          President and Chief Executive Officer
September 25, 1998


                                 POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reese S. Terry, Jr. and Robert P. Cummins, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                CAPACITY IN WHICH SIGNED                  DATE
             ---------                ------------------------                  ----
   /s/ Reese S. Terry, Jr.
-------------------------------   Chairman of the Board and Executive    September 25, 1998
       Reese S. Terry, Jr.        Vice President


   /s/ Robert P. Cummins
-------------------------------   President, Chief Executive Officer     September 25, 1998
       Robert P. Cummins          and Director (Principal Executive
                                  Officer, Principal Financial and
                                  Accounting Officer)


   /s/ Stanley H. Appel, M.D.
-------------------------------   Director                               September 25, 1998
       Stanley H. Appel, M.D.

   /s/ Tony Coelho
-------------------------------   Director                               September 25, 1998
       Tony Coelho

 /s/ Thomas A. Duerden, Ph.D.
-------------------------------   Director                               September 25, 1998
     Thomas A. Duerden, Ph.D.

   /s/ Michael J. Strauss
-------------------------------   Director                               September 25, 1998
       Michael J. Strauss


                                 EXHIBIT INDEX


 EXHIBIT
  NUMBER   DESCRIPTION
---------  -----------
3.1(1)     Restated Certificate of Incorporation of Registrant.
3.2(1)     Bylaws of Registrant.
4.1(2)     Preferred Shares Rights Agreement, dated as of March 4, 1997 between
           Cyberonics, Inc. and First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively.
10.1(1)*   1988 Incentive Stock Plan, as amended.
10.2(1)*   1991 Employee Stock Purchase Plan.
10.3(1)    License Agreement dated March 15, 1988 between the Registrant and
           Dr. Jacob Zabara.
10.4(1)    Patent License Agreement effective as of July 28, 1989 between the
           Registrant and Huntington Medical Research Institute.
10.5(3)    Lease Agreement dated November 3, 1994 together with amendments dated
           April 18, 1996 and April 30, 1997, respectively, between the Registrant and
           Salitex II, Ltd.
10.6(1)    Form of Indemnification Agreement.
10.7(1)    Amended and Restated Stockholders Agreement dated October 16, 1992.
10.8(4)    Registration Rights Agreement dated March 28, 1997.
10.9(5)*   1996 Stock Option Plan.
10.10(3)   Stockholders' Agreement dated April 8, 1996 between the Registration and St. Jude Medical, Inc.
10.11(3)   Letter Agreement dated March 28, 1997 between the Clark Estates and the Registrant.
10.12(6)   Lease Agreement dated August 19, 1997 between the Registrant and Space
           Assets II, Inc.
10.13(7)*  1997 Stock Plan.
10.14*     1998 Stock Option Plan.
21.1(3)    List of Subsidiaries of the Registrant.
23.1       Consent of Independent Public Accountants.
27         Financial Data Schedule.

------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on January 14, 1997.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
(7) Incorporated by reference to the Company's Report on Form 14A filed on November 26, 1997.
 *   Document indicated is a compensatory plan.

          CYBERONICS, INC.

          CONSOLIDATED FINANCIAL STATEMENTS
          AS OF JUNE 30, 1998
          TOGETHER WITH AUDITORS' REPORT

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. (a Delaware corporation), and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc., and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/  ARTHUR ANDERSEN LLP


Houston, Texas
August 13, 1998

                                CYBERONICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,
                                                                                  ---------------------------
                                                                                       1998           1997
                                                                                  ------------     ----------
ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,695,385    $   781,639
   Securities held to maturity                                                      36,341,958      7,129,409
   Accounts receivable, net                                                          5,858,634        548,542
   Inventories                                                                       2,103,603      1,005,356
   Prepaid expenses                                                                  1,163,123        126,799
                                                                                  ------------    -----------
                         TOTAL CURRENT ASSETS                                       47,162,703      9,591,745

Securities held to maturity                                                          2,106,716        212,408
Property and equipment, net                                                          3,152,983        362,333
Other assets, net                                                                      192,892         83,251
                                                                                  ------------    -----------
                                                                                  $ 52,615,294    $10,249,737
                                                                                  ------------    -----------
                                                                                  ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  3,690,295     $  365,351
   Accrued liabilities                                                               4,226,280      1,462,914
                                                                                  ------------    -----------
                         TOTAL CURRENT LIABILITIES                                   7,916,575      1,828,265

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no
      shares issued and outstanding                                                     -              -
   Common Stock, $.01 par value per share; 25,000,000 shares
      authorized; 17,266,433 and 13,322,175 shares issued and
      outstanding at June 30, 1998 and 1997, respectively                              172,664        133,222
   Additional paid-in capital                                                      107,757,504     57,338,856
   Deferred compensation                                                                -             (63,750)
   Accumulated deficit                                                             (63,341,714)   (49,167,002)
   Cumulative translation adjustment                                                   110,265        180,146
                                                                                  ------------    -----------
                         TOTAL STOCKHOLDERS' EQUITY                                 44,698,719      8,421,472
                                                                                  ------------    -----------
                                                                                  $ 52,615,294    $10,249,737
                                                                                  ------------    -----------
                                                                                  ------------    -----------

            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CYBERONICS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Year Ended June 30,
                                                                                 -------------------------------------------
                                                                                     1998            1997           1996
                                                                                 -------------   ------------   ------------
Net sales                                                                        $  14,912,868   $  1,372,005   $  1,416,965

Cost of sales                                                                        3,902,468        372,180        411,562
                                                                                 -------------   ------------   ------------
         GROSS PROFIT                                                               11,010,400        999,825      1,005,403

OPERATING EXPENSES:
   Research and development                                                          7,391,426      6,549,474      8,024,502
   Selling, general and administrative                                              19,781,268      5,933,852      3,420,111
                                                                                 -------------   ------------   ------------
      Total operating expenses                                                      27,172,694     12,483,326     11,444,613
                                                                                 -------------   ------------   ------------
         LOSS FROM OPERATIONS                                                      (16,162,294)   (11,483,501)   (10,439,210)

Interest income, net                                                                 1,976,792        436,813        423,044

Other  income (expense), net                                                            10,790       (198,143)       (97,084)
                                                                                 -------------   ------------   ------------
         NET LOSS                                                                $ (14,174,712)  $(11,244,831)  $(10,113,250)
                                                                                 -------------   ------------   ------------
                                                                                 -------------   ------------   ------------
         BASIC AND DILUTED NET LOSS PER SHARE                                    $        (.88)  $       (.93)  $      (1.06)
                                                                                 -------------   ------------   ------------
                                                                                 -------------   ------------   ------------
         SHARES USED IN COMPUTING BASIC AND
           DILUTED NET LOSS PER SHARE                                               16,104,922     12,030,171      9,513,038
                                                                                 -------------   ------------   ------------
                                                                                 -------------   ------------   ------------


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CYBERONICS, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  Common Stock          Additional                                  Cumulative
                                            -------------------------     Paid-in        Deferred     Accumulated    Translation
                                              Shares         Amount       Capital      Compensation      Deficit      Adjustment
                                            ----------      ---------  -------------   ------------   ------------  ------------
Balance at June 30, 1995                     9,499,261      $  94,993  $  39,329,006    $  (131,800)  $(27,808,921)   $ (39,723)

Stock options exercised                         63,849            638         44,875         -              -              -

Issuance of Common Stock under
  Employee Stock Purchase Plan                  14,005            140         54,485         -              -              -

Effect of employee terminations on
  deferred compensation and related balances    -              -            (166,764)        56,264         -              -

Amortization of deferred compensation           -              -              -              71,076         -              -

Translation adjustment                          -              -              -              -              -            74,031

Net loss                                        -              -              -              -         (10,113,250)        -
                                            ----------      ---------  -------------   ------------   ------------  -----------
Balance at June 30, 1996                     9,577,115         95,771     39,261,602         (4,460)   (37,922,171)      34,308

Issuance of Common Stock in
  corporate relationship                     2,181,818         21,818     11,154,663         -              -              -

Issuance of Common Stock in
  private placement                          1,534,374         15,344      6,768,599         -              -              -

Stock options exercised                         10,734            108         13,914         -              -              -

Issuance of Common Stock under
  Employee Stock Purchase Plan                  18,134            181         47,423         -              -              -

Deferred compensation relating to
  issuance of certain stock options             -              -              76,500        (76,500)        -              -

Amortization of deferred compensation and
  expenses related to certain stock options     -              -              16,155         17,210         -              -

Translation adjustment                          -              -              -              -              -           145,838

Net loss                                        -              -              -              -         (11,244,831)        -
                                            ----------      ---------  -------------   ------------   ------------  -----------
Balance at June 30, 1997                    13,322,175        133,222     57,338,856        (63,750)   (49,167,002)     180,146

Issuance of Common Stock in public
  equity offering, net of offering costs     3,225,000         32,250     47,624,220         -              -              -

Stock options and warrants exercised           709,121          7,091      2,665,309         -              -              -

Issuance of Common Stock under
  Employee Stock Purchase Plan                  10,137            101         55,973         -              -              -

Deferred compensation relating to
  issuance of certain stock options             -              -              73,146        (73,146)        -              -

Amortization of deferred compensation and
  expenses related to certain stock options     -              -              -             136,896         -              -

Translation adjustment                          -              -              -              -              -           (69,881)

Net loss                                        -              -              -              -         (14,174,712)        -
                                            ----------      ---------  -------------   ------------   ------------  -----------
Balance at June 30, 1998                    17,266,433      $ 172,664  $ 107,757,504   $     -        $(63,341,714) $   110,265
                                            ----------      ---------  -------------   ------------   ------------  -----------
                                            ----------      ---------  -------------   ------------   ------------  -----------


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CYBERONICS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended June 30,
                                                                         -----------------------------------------------------
                                                                             1998                 1997                1996
                                                                         -------------       -------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                              $(14,174,712)       $(11,244,831)       $(10,113,250)
   Noncash items included in net loss:
      Depreciation                                                            697,420             253,615             273,905
      Compensation expense (income) related to certain stock
        options                                                               136,896              33,365             (39,424)
   Change in operating assets and liabilities:
      Accounts receivable                                                  (5,310,092)            (75,504)           (133,380)
      Inventories                                                          (1,098,247)           (333,520)            (66,280)
      Prepaid expenses                                                     (1,036,324)            131,786               8,721
      Accounts payable and accrued liabilities                              6,088,310            (654,728)            427,581
   Other                                                                     (109,641)            (73,510)              3,738
                                                                         ------------        ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                            (14,806,390)        (11,963,327)         (9,638,389)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (3,488,070)           (283,067)           (124,811)
   Purchases of marketable securities                                     (75,229,726)        (11,614,676)         (3,181,598)
   Maturities of marketable securities                                     44,122,869           4,352,891           6,091,192
                                                                         ------------         ------------        ------------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (34,594,927)         (7,544,852)          2,784,783

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                                  50,384,944          18,022,050             100,138
   Payments of capital lease obligations                                       -                   -                  (61,626)
                                                                         ------------        ------------        ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         50,384,944          18,022,050              38,512
                                                                         ------------        ------------        ------------
   Effect of exchange rate changes on cash and cash equivalents               (69,881)            145,838              74,031
                                                                         ------------        ------------        ------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 913,746          (1,340,291)         (6,741,063)

   Cash and cash equivalents at beginning of year                             781,639           2,121,930           8,862,993
                                                                         ------------        ------------        ------------
   Cash and cash equivalents at end of year                              $  1,695,385        $    781,639        $  2,121,930
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------



INVESTING AND FINANCING ACTIVITIES NOT RESULTING IN CASH RECEIPTS OR PAYMENTS CONSIST OF THE DEFERRAL OF COMPENSATION COSTS INCURRED IN THE ISSUANCE OF CERTAIN STOCK OPTIONS TOTALING $73,146 AND $76,500 DURING THE YEARS ENDED
JUNE 30, 1998 AND 1997, RESPECTIVELY, AND RECLASSIFICATIONS OF $56,264 OF DEFERRED COMPENSATION TO ADDITIONAL PAID-IN CAPITAL DURING THE YEAR ENDED JUNE 30, 1996.


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CYBERONICS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   JUNE 30, 1998



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

NATURE OF OPERATIONS. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets medical devices which deliver a novel therapy, vagus nerve stimulation (VNS-TM-), for the treatment of epilepsy and other debilitating neurological disorders. In July 1997, Cyberonics' sole product, its proprietary implantable device, the NCP-Registered Trademark-System, was approved by the United States Food and Drug Administration ("FDA") for commercial distribution in the United States, where the Company presently markets it using its own employee-based direct sales organization. In addition, the NCP System is marketed internationally (principally in Europe) using a combination of the Company's own direct sales organization and independent distributors. Cyberonics is headquartered in Houston, Texas.

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

MARKETABLE SECURITIES. At June 30, 1998 and 1997, the Company's investment portfolios consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds and commercial paper, international treasury obligations, and asset-backed investments with various maturity dates ranging up to approximately 30 months and have a fair market value of $38,260,506 and $7,382,721 as of June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, the Company's investment portfolio consists of the following:

                                                     1998                           1997
                                          ----------------------------   --------------------------
                                           Fair Market      Carrying     Fair Market     Carrying
                                              Value           Value         Value          Value
                                          -------------  -------------   ------------  ------------
Securities held to maturity-
  Current-
    Corporate bonds and commercial paper  $  34,391,325  $  34,862,020   $  6,668,976  $  6,636,281
    International treasury obligations        1,459,875      1,479,938        500,000       493,128
                                          -------------  -------------   ------------  ------------
                                             35,851,200     36,341,958      7,168,976     7,129,409
  Noncurrent-
    Asset-backed investments                  2,409,306      2,106,716         -             -
    Corporate bonds and commercial paper         -              -             213,745       212,408
                                          -------------  -------------   ------------  ------------
                                              2,409,306      2,106,716        213,745       212,408
                                          -------------  -------------   ------------  ------------

      Total                               $  38,260,506  $  38,448,674   $  7,382,721  $  7,341,817
                                          -------------  -------------   ------------  ------------
                                          -------------  -------------   ------------  ------------

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

STOCK OPTIONS. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which disclosures are presented in Note 6, "Stock Incentive and Purchase Plans." Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

REVENUE RECOGNITION. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances. United States sales activities prior to the Company's July 1997 receipt of FDA approval have depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers, some of which employed risk-sharing provisions. Sales made under such risk-sharing arrangements in the United States were deferred until Cyberonics received payment from the centers and the centers in turn received third-party reimbursement or satisfied other terms set forth in their respective arrangements.

ACCOUNTS RECEIVABLE. The Company's allowance for doubtful accounts totaled $505,560 and $58,826 at June 30, 1998 and 1997, respectively. During fiscal 1998, the Company made additional provisions of $446,734 and recorded no write-offs against the allowance.

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

INCOME TAXES. Cyberonics accounts for income taxes in accordance with the liability method prescribed by Financial Accounting Standards Board SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the Company's election to defer the deduction of certain start-up costs for federal income tax purposes, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

NET LOSS PER SHARE. The Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, are excluded from the per share calculations, as the effect of their inclusion is antidilutive. In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." Cyberonics adopted the provisions of the new statement in fiscal 1998, which required the retroactive revision of the presentation of net loss per share in historical financial statements to present both basic and diluted net loss per share. The Company's net loss per share presented in the accompanying financial statements, as calculated under the provisions of SFAS No. 128, are the same as those previously presented in historical financial statements as calculated under the provisions of APB Opinion No. 15. Additionally, net loss per share as presented herein is also the same as those had diluted net loss per share under the provisions of SFAS No. 128 been presented, since the Company's outstanding stock options and warrants would not have been included in the calculation because their effect would have been antidilutive.

NOTE 2.   INVENTORIES

Inventories consist of the following:

                                                     June 30,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------
Raw materials and components               $    976,737   $    454,122
Work-in-process                                 549,885        206,282
Finished goods                                  576,981        344,952
                                           ------------   ------------
                                           $  2,103,603   $  1,005,356
                                           ------------   ------------
                                           ------------   ------------

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     June 30,
                                           ---------------------------
                                                1998          1997
                                           ------------   ------------
Furniture and fixtures                     $    757,113   $    357,510
Office equipment                                 77,408         64,223
Computer equipment                            1,425,150        730,085
Research and development equipment              118,928        115,898
Manufacturing equipment                       1,083,015        515,950
Leasehold improvements                          554,560        243,123
Construction in progress                      1,495,524         -
                                           ------------   ------------
                                              5,511,698      2,026,789
Accumulated depreciation                     (2,358,715)    (1,664,456)
                                           ------------   ------------
                                           $  3,152,983   $    362,333
                                           ------------   ------------
                                           ------------   ------------

NOTE 4.  ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                               June 30,
                                     ---------------------------
                                          1998          1997
                                     ------------   ------------
Clinical costs                       $    270,472   $    688,271
Warranties                                375,000        231,808
Payroll and other compensation          2,330,449        219,288
Professional services                     334,000        114,800
Marketing activities                      196,794         58,562
Royalties                                 206,992         46,320
Sales returns and allowances              317,080         -
Other                                     195,493        103,865
                                     ------------   ------------
                                     $  4,226,280   $  1,462,914
                                     ------------   ------------
                                     ------------   ------------

NOTE 5.  STOCKHOLDERS' EQUITY

PREFERRED STOCK. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through June 30, 1998. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series, and may determine the designation, terms and conditions of the issuance of any such shares.

COMMON STOCK. During the year ended June 30, 1996, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 63,849 and 14,005, respectively. During the year ended June 30, 1997, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 10,734 and 18,134, respectively. During the year ended June 30, 1998, stock option exercises, warrant exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 708,482, 639 and 10,137, respectively.

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

In September 1997, the Company issued 3,000,000 shares of its Common Stock in a follow-on public equity offering for $15.88 per share and, in October 1997, subsequently issued an additional 225,000 shares at the same price per share upon the exercise of a portion of the related underwriter's overallotment option. Proceeds from the combined issuances totaled approximately $47.7 million after deducting commissions and offering costs.

PREFERRED SHARE PURCHASE RIGHTS. In January 1997, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock to stockholders of record on March 10, 1997. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20 percent or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in ownership by the persons or group of 20 percent or more of the Common Stock. As amended in April 1998, each Right entitles stockholders to buy 1/1000 of a share of the Company's Series A Participating Preferred Stock at an exercise price of $150. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock. If, prior to redemption of the Rights, a person or group acquires 20 percent or more of the Company's Common Stock, each Right not owned by a holder of 20 percent or more of the Common Stock will entitle its holder to purchase, at the Right's then current exchange price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock, the Company sells more than 50 percent of its assets or earning power or is acquired in a merger or other business combination, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50 percent or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for the Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

NOTE 6.  STOCK INCENTIVE AND PURCHASE PLANS

STOCK OPTIONS. Cyberonics has reserved an aggregate of 5,750,000 shares of its Common Stock through June 30, 1998, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, its 1996 Stock Option Plan and its 1997 Stock Plan (the "Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company sales objectives. In June 1997,

446,147 shares vested upon receipt of FDA panel recommendation, and in July 1997 an additional 356,156 shares vested upon FDA approval. During fiscal 1998, 88,538 shares vested upon certain sales milestone achievements. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively.

The following is a summary of the Company's stock option activity for the three years ended June 30, 1998:

                                                             Outstanding                   Exercisable
                                                      --------------------------    --------------------------
                                                                       Weighted                      Weighted
                                                                        Average                       Average
                                         Shares                        Exercise                      Exercise
                                        Reserved        Shares           Price         Shares          Price
                                      -----------     ----------       ---------    -----------     ----------
Balance at June 30, 1995                  586,725        803,451        $  3.82        190,042        $  2.94
Granted                                   (52,000)        52,000           4.77
Options becoming exercisable                                                           167,412
Exercised                                                (63,849)           .71        (63,849)
Canceled or forfeited                      72,050        (72,050)          3.38
                                      -----------     ----------                    -----------
Balance at June 30, 1996                  606,775        719,552           4.20        293,605           4.74
Shares reserved                         2,000,000
Granted                                (1,893,388)     1,893,388           3.11
Options becoming exercisable                                                           762,269
Exercised                                                (10,734)          1.31        (10,734)
Canceled or forfeited                     396,816       (396,816)          5.05
                                      -----------     ----------                    -----------
Balance at June 30, 1997                1,110,203      2,205,390           3.13      1,045,140           3.04
Shares reserved                         1,750,000
Granted                                (2,740,154)     2,740,154          12.73
Options becoming exercisable                                                         1,341,962
Exercised                                               (708,482)          3.79       (708,482)
Canceled or forfeited                     181,291       (181,291)         10.67
                                      -----------     ----------                    -----------
Balance at June 30, 1998                  301,340      4,055,771           9.16      1,678,620           4.72
                                      -----------     ----------                    -----------
                                      -----------     ----------                    -----------

For certain options granted, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation expense totaling $136,896 during fiscal 1998, $33,365 during fiscal 1997 and $71,076 during fiscal 1996. The Company also recognized adjustments totaling $56,264 during fiscal 1996 to reduce deferred compensation balances as a result of employee terminations.

The fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1998 and 1997: risk-free interest rate of 5.5 percent and 7.2 percent, respectively, expected life of five years for options and restricted stock, expected life of six months for purchase plan shares, expected volatility of 100 percent and 78 percent, respectively, and no expected dividend yields. The weighted average fair value of options granted at prices equal to the Company's market value in fiscal years 1998 and 1997 was $9.76 and $2.20, respectively, and was $2.12 for options granted below the Company's market value during fiscal 1997.

Had the compensation cost for these plans been determined pursuant to the alternative method under Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                           Year Ended June 30,
                                   ----------------------------------
                                         1998               1997
                                   ---------------    ---------------
Net loss-
   As reported                     $  (14,174,712)    $  (11,244,831)
   Pro forma                          (19,252,232)       (13,003,529)

Loss per share-
   As reported                          $(.88)             $(.93)
   Pro forma                            (1.20)             (1.08)

Because the Statement No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $57,963 and $5,028 related to the purchase discount offered under the Company's Employee Stock Purchase Plan during fiscal 1998 and 1997, respectively. The weighted average fair values of shares granted to employees were $5.53 and $3.25 during fiscal 1998 and 1997, respectively.

The Company's outstanding options are segregated into the following three categories in accordance with Statement No. 123:

                                                                      Weighted
                                                        Weighted       Average
                                        Range of        Average       Remaining
     Outstanding     Exercisable        Exercise        Exercise     Contractual
       Shares          Shares           Price             Price        Life
     -----------     -----------    --------------     ----------    -----------
          6,950          6,950      $ 0.37 - $0.67       $  0.54      3.1 years
      1,870,735      1,450,408         3.00 - 8.25          3.24      7.7 years
      2,118,020        198,730        8.31 - 16.13         12.93      9.2 years
         60,066         22,532       16.25 - 29.88         29.08      9.7 years

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

STOCK PURCHASE PLAN. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), 200,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (a) the first business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At June 30, 1998, 100,000 shares remain available for future issuances under the Stock Purchase Plan.

STOCK RECOGNITION PROGRAM. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At June 30, 1998, 4,030 shares remain available for future issuances under the program.

NOTE 7.   INCOME TAXES

Components of the Company's loss before taxes are as follows:

                                             Year Ended June 30,
                          ------------------------------------------------------
                                1998                1997               1996
                          ---------------     ---------------    ---------------
Domestic                  $  (10,142,530)     $   (8,730,646)    $   (8,772,435)
Foreign                       (4,032,182)         (2,514,185)        (1,340,815)
                          ---------------     ---------------    ---------------
                          $  (14,174,712)     $  (11,244,831)    $  (10,113,250)
                          ---------------     ---------------    ---------------
                          ---------------     ---------------    ---------------

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                   Year Ended June 30,
                                                           -----------------------------------
                                                            1998           1997         1996
                                                           ------         -------      -------
U.S. statutory rate                                        (34.0)%        (34.0)%      (34.0)%
Increase in deferred tax valuation allowance                43.7           35.1         30.8
Amortization of deferred compensation                        -              0.1         (0.1)
Benefit of stock option exercise                            (6.4)            -            -
Other, net                                                  (3.3)          (1.2)         3.3
                                                           ------         -------      -------
                                                             0.0 %          0.0 %        0.0 %
                                                           ------         -------      -------
                                                           ------         -------      -------

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              June 30,
                                                   ----------------------------
                                                        1998           1997
                                                   -------------  -------------
Deferred tax assets:
   Federal net operating loss carryforwards        $  17,853,619  $  14,350,529
   Foreign net operating loss carryforwards            2,763,935      1,191,384
   Tax credit carryforwards                            1,590,215      1,254,312
   Warranties                                            127,501         78,816
   Depreciation                                           74,384         76,006
   Clinical costs                                        110,357         55,083
   Other, net                                            622,475        132,586
                                                   -------------  -------------
     Total deferred tax assets                        23,142,486     17,138,716

Total deferred tax liabilities, net                      (23,514)       (12,676)
Deferred tax valuation allowance                     (23,118,972)   (17,126,040)
                                                   -------------  -------------

     Net deferred tax assets and liabilities       $      -       $      -
                                                   -------------  -------------
                                                   -------------  -------------

At June 30, 1998, the Company has net operating loss carryforwards of approximately $52.5 million for federal income tax purposes, which expire during the years 2003 through 2013, and tax credit carryforwards of approximately $1.6 million for federal income tax purposes, which expire during the years 2006 through 2013. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance totaling $23.1 million is established as of June 30, 1998, to fully offset the Company's net deferred tax assets, including those relating to its carryforwards. The valuation allowance increased $6.0 million and $4.1 million for the years ended June 30, 1998 and 1997, respectively, due primarily to the Company's additional net operating losses. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss carryforwards.

NOTE 8.   EMPLOYEE RETIREMENT SAVINGS PLAN

Cyberonics sponsors an employee retirement savings plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended June 30, 1998, 1997 and 1996.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

POSTMARKET CLINICAL SURVEILLANCE. Pursuant to the postmarket surveillance conditions specified as part of the Company's FDA marketing approval, the Company is required to conduct clinical follow-up on a limited number of patients from its most recent study in order to monitor the safety and tolerability of the NCP-Registered Trademark- System on an extended basis. The Company expenses the costs related to these long-term follow-up activities as they are incurred and establishes accruals for such costs incurred but not paid as of the respective balance sheet dates.

LICENSE AGREEMENTS. The Company has executed a license agreement which provides Cyberonics with worldwide exclusive rights under three United States patents (and their international counterparts) covering the method and devices of the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The license agreement provides that the Company will pay a royalty equal to the greater of $36,000 per year or at the rate of 3 percent of sales during fiscal 1999 and through the remaining term of the licensed patents. The license agreement runs for successive three-year terms, renewable at the Company's election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. The Company's royalty payments pursuant to this agreement are ratably charged to expense.

The Company has executed a license agreement for a specific application of lead designs to be used in vagus nerve stimulation for the control of epilepsy and other movement disorders. The licensor retains all rights to this patent for applications outside the above specified use. Pursuant to the license agreement, the Company has a limited-term option to expand the licensed field of use for additional indications for a license fee of $15,000 per indication and has made partial payments for certain such indications.
In addition, the Company is obligated to pay the licensor an earned royalty equal to the greater of $35,000 or at the rate of 1 percent of the Company's net sales price of implantable systems incorporating the licenser's standard lead and 1.75 percent of net sales incorporating the licenser's bi-directional lead for the life of the licensed patents. Amounts due under this agreement are being charged to expense as incurred.

LEASE AGREEMENTS. The Company leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at June 30, 1998, are as follows:

             Year ending June 30-
                    1999              $  1,237,275
                    2000                 1,043,110
                    2001                   917,881
                    2002                   892,989
                    2003                   213,600
                                      -------------
                                      $  4,304,855
                                      -------------
                                      -------------

OTHER COMMITMENTS. At June 30, 1998, Cyberonics had approximately $1,250,000 in noncancelable commitments related to domestic marketing programs planned for the Company's NCP System during fiscal 1998. At June 30, 1998, the Company has prepaid approximately $900,000 related to such programs that are scheduled to occur in the first quarter of fiscal 1999.

YEAR 2000 ISSUES. The Company has taken measures, including designing and testing the most current versions of its products, to ensure the proper processing of Year 2000 data, and management believes that its products and systems are Year 2000 compliant. The Company is continually testing its products and new systems to ensure Year 2000 support and compliance. There can be no assurance, however, that, despite such testing, undetected errors or defects will not exist that could cause a product or system to fail to process Year 2000 data correctly. The Company is not aware of any material operational issues or costs associated with Year 2000 compliance of its own products or systems.

NOTE 10.  CONCENTRATIONS OF CREDIT RISK

The Company's cash equivalents, securities held to maturity and trade accounts receivable represent potential concentrations of credit risk.

The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At June 30, 1998, management believes that the Company has no significant concentrations of credit risk related to these assets and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and health care sectors in the United States and several other countries and, accordingly, are exposed to their respective business, economic and country-specific variables. Although the company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries' national economics and health care systems.

NOTE 11.  GEOGRAPHIC AREA INFORMATION

The Company's business activities are represented by a single industry segment, the manufacturing and distribution of medical products. For management purposes, the Company is segmented into two geographic areas:
North America (which includes sales in the United States and export sales to unaffiliated customers in Canada and certain developing international markets) and Europe (which includes export sales to unaffiliated customers in Europe, the Middle East, Africa and Asia/Pacific). Sales between geographic areas are made at prices which would approximate transfers to unaffiliated distributors. Because of the interdependence of the Company's geographic areas, the operating loss as presented below may not be representative of the geographic distribution which would occur if the areas were not interdependent.

The Company's net sales, losses from operations and assets by geographic area for the fiscal years that separate geographic business units have operated are as follows:

                                        North
                                       America         Europe      Eliminations    Consolidated
                                    -------------   ------------   -------------  --------------
1998
-------------------------------------------------------------------------------------------------
Customer sales                      $  12,785,391   $  2,127,477   $     -        $  14,912,868
Intercompany sales                      2,076,800         -          (2,076,800)        -
                                    -------------   ------------   -------------  --------------

Total net sales                     $  14,862,191   $  2,127,477   $ (2,076,800)  $  14,912,868
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------

Loss from operations                $ (16,183,842)  $ (4,041,519)  $  4,063,067   $ (16,162,294)
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------

Identifiable assets                 $  52,008,112   $    895,225   $   (288,043)  $  52,615,294
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------
                                        North
                                       America         Europe      Eliminations    Consolidated
                                    -------------   ------------   -------------  --------------
1997
-------------------------------------------------------------------------------------------------
Customer sales                      $      24,452   $  1,347,553   $     -        $   1,372,005
Intercompany sales                      1,256,150         -          (1,256,150)         -
                                    -------------   ------------   -------------  --------------

Total net sales                     $   1,280,602   $  1,347,553   $ (1,256,150)  $   1,372,005
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------

Loss from operations                $ (11,610,600)  $ (2,314,614)  $  2,441,713   $ (11,483,501)
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------

Identifiable assets                 $   9,902,199   $  1,135,011   $   (787,473)  $  10,249,737
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------
                                        North
                                       America         Europe      Eliminations    Consolidated
                                    -------------   ------------   -------------  --------------
1996
-------------------------------------------------------------------------------------------------

Customer sales                      $     109,691   $  1,307,274   $     -        $   1,416,965
Intercompany sales                      1,227,500         -          (1,227,500)         -
                                    -------------   ------------   -------------  --------------

Total net sales                     $   1,337,191   $  1,307,274   $ (1,227,500)  $   1,416,965
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------

Loss from operations                $ (10,492,597)  $ (1,243,843)  $  1,297,230   $ (10,439,210)
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------

Identifiable assets                 $   3,689,080   $    420,193   $   (161,230)  $   3,948,043
                                    -------------   ------------   -------------  --------------
                                    -------------   ------------   -------------  --------------

NOTE 12.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The tables below contain summarized unaudited quarterly data for the years ended June 30, 1998 and 1997. The Company believes this information reflects all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the quarterly information presented.
The operating results for any quarter presented are not necessarily indicative of the results that may be expected for future periods.

                                             First         Second         Third         Fourth          Annual
                                            Quarter        Quarter        Quarter       Quarter          Totals
                                         ------------   ------------   ------------   ------------   -------------
1998
------------------------------------------------------------------------------------------------------------------
Net sales                                $  1,103,234   $  3,335,496   $  5,172,735   $  5,301,403   $  14,912,868
Gross profit                                  781,360      2,410,101      3,847,128      3,971,811      11,010,400
Operating expenses                          5,935,757      5,466,198      6,045,037      9,724,702      27,172,694
Net loss                                   (4,957,198)    (2,458,127)    (1,678,447)    (5,080,940)    (14,174,712)
Net loss per share, basic and
   diluted                               $       (.36)  $       (.15)  $       (.10)  $       (.29)  $        (.88)
Shares used in computing
   basic and diluted net loss
   per share                               13,820,939     16,549,150     16,857,559     17,192,038      16,104,922

                                             First         Second         Third         Fourth          Annual
                                            Quarter        Quarter        Quarter       Quarter          Totals
                                         ------------   ------------   ------------   ------------   -------------
1997
------------------------------------------------------------------------------------------------------------------
Net sales                                $    284,943   $    437,818   $    288,979   $    360,265   $   1,372,005
Gross profit                                  215,652        279,437        216,310        288,426         999,825
Operating expenses                          2,237,235      2,977,854      3,339,736      3,928,501      12,483,326
Net loss                                   (1,792,521)    (2,696,226)    (3,050,028)    (3,706,056)    (11,244,831)
Net loss per share, basic and
   diluted                               $       (.16)  $       (.23)  $       (.26)  $       (.28)  $        (.93)
Shares used in computing
   basic and diluted net loss
   per share                               11,216,235     11,765,178     11,824,121     13,315,148      12,030,171

Quarterly and annual loss per share are computed independently based upon the applicable number of weighted average common shares and share equivalents for each period.