Form 10-Q
period 1998-09-30
CYBERONICS INC
filed 1998-11-13
CIK 864683

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

For the fiscal quarter ended:  September 30, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------
Commission file number:  0-19806

                                   CYBERONICS, INC.
                (Exact name of registrant as specified in its charter)


                 Delaware                               76-0236465
 ----------------------------------------         ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

    16511 Space Center Blvd. Suite 600
              Houston, Texas                            77058-2072
 ----------------------------------------         ----------------------
 (address of principal executive offices)               (zip code)

         Registrant's telephone number, including area code:  (281) 228-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                      OUTSTANDING AT OCTOBER 30, 1998

 Common Stock - $0.01 par value                    17,438,892

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   CYBERONICS, INC.

                                        INDEX

                                                                        Page No.
                                                                        --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

            Consolidated Balance Sheets
            September 30, 1998 (unaudited) and June 30, 1998 . . . . . . . . 3

            Consolidated Statements of Operations (unaudited)
            three months ended September 30, 1998 and 1997 . . . . . . . . . 4

            Consolidated Statements of Cash Flows (unaudited)
            three months ended September 30, 1998 and 1997 . . . . . . . . . 5

            Notes to Consolidated Financial Statements . . . . . . . . . . . 6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 8


          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .18

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   CYBERONICS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,          JUNE 30,
                                                                       1998                 1998
                                                                   -------------       -------------
ASSETS                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .   $   1,786,518       $  $1,695,385
  Securities held to maturity. . . . . . . . . . . . . . . . . .      25,874,857          36,341,958
  Accounts receivable, net . . . . . . . . . . . . . . . . . . .       4,806,911           5,858,634
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        4,098,14           2,103,603
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         411,877            1163,123
                                                                   -------------       -------------
          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .      36,978,311          47,162,703

Securities held to maturity. . . . . . . . . . . . . . . . . . .       3,824,819           2,106,716
Property and equipment, net. . . . . . . . . . . . . . . . . . .       3,663,524           3,152,983
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . .         235,242             192,892
                                                                   -------------       -------------
                                                                   $  44,701,896       $  52,615,294
                                                                   -------------       -------------
                                                                   -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $   2,206,695       $   3,690,295
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .       2,572,461           4,226,280
                                                                   -------------       -------------
          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .       4,779,156           7,916,575

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,500,000 shares
    authorized; no shares issued or outstanding. . . . . . . . .              --                  --
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 17,275,643 and 17,266,433 shares
    issued and outstanding at September 30, 1998
    and June 30, 1998, respectively. . . . . . . . . . . . . . .         172,756             172,664
  Additional paid-in capital . . . . . . . . . . . . . . . . . .     107,785,617         107,757,504
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .     (68,015,979)        (63,341,714)
  Cumulative translation adjustments . . . . . . . . . . . . . .         (19,654)            110,265
                                                                   -------------       -------------
          TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .      39,922,740          44,698,719
                                                                   -------------       -------------
                                                                   $  44,701,896       $  52,615,294
                                                                   -------------       -------------
                                                                   -------------       -------------

                   See accompanying notes to financial statements.

                                   CYBERONICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                   ---------------------------------
                                                                        1998                1997
                                                                   -------------       -------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   5,335,757       $   1,103,234
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . .       1,415,999             321,874
                                                                   -------------       -------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .       3,919,758             781,360

Operating expenses:
  Research and development . . . . . . . . . . . . . . . . . . .       1,853,095           1,976,532
  Selling, general and administrative. . . . . . . . . . . . . .       7,401,430           3,959,225
                                                                   -------------       -------------
     Total operating expenses. . . . . . . . . . . . . . . . . .       9,254,525           5,935,757
                                                                   -------------       -------------
Loss from operations . . . . . . . . . . . . . . . . . . . . . .      (5,334,767)         (5,154,397)

Interest income. . . . . . . . . . . . . . . . . . . . . . . . .         482,390             202,261
Other income (expense), net. . . . . . . . . . . . . . . . . . .         178,112              (5,062)
                                                                   -------------       -------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (4,674,265)      $  (4,957,198)
                                                                   -------------       -------------
                                                                   -------------       -------------
Net loss per share - basic and diluted . . . . . . . . . . . . .   $       (0.27)      $       (0.36)
                                                                   -------------       -------------
                                                                   -------------       -------------
Shares used in computing net loss per share - basic
  and diluted. . . . . . . . . . . . . . . . . . . . . . . . . .      17,269,372          13,820,939
                                                                   -------------       -------------
                                                                   -------------       -------------

                   See accompanying notes to financial statements.

                                   CYBERONICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   ---------------------------------
                                                                        1998                1997
                                                                   -------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (4,674,265)      $  (4,957,198)
  Non-cash items included in net loss:
    Depreciation and amortization. . . . . . . . . . . . . . . .         237,376              47,271
    Compensation expense related to certain stock options
      and common stock issuances . . . . . . . . . . . . . . . .              --               4,781
  Change in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .       1,051,723            (426,306)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .      (1,994,545)           (126,832)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         751,246            (226,731)
    Accounts payable and accrued liabilities . . . . . . . . . .      (3,137,419)          1,241,704
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (42,350)            (63,493)
                                                                   -------------       -------------
      Net cash used in operating activities. . . . . . . . . . .      (7,808,234)         (4,506,804)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . . . .        (747,917)           (256,185)
  Purchases of investments . . . . . . . . . . . . . . . . . . .     (12,234,543)         (9,325,720)
  Maturities of investments. . . . . . . . . . . . . . . . . . .      20,983,541           3,818,278
                                                                   -------------       -------------
      Net cash provided by (used in) investing activities. . . .       8,001,081          (5,763,627)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net. . . . . . . . . .          28,205          44,424,991
                                                                   -------------       -------------
      Net cash provided by financing activities. . . . . . . . .          28,205          44,424,991
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS . .        (129,919)            214,440
                                                                   -------------       -------------
      Net increase in cash and cash equivalents. . . . . . . . .          91,133          34,369,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . .       1,695,385             781,639
                                                                   -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .   $   1,786,518       $  35,150,639
                                                                   -------------       -------------
                                                                   -------------       -------------

                   See accompanying notes to financial statements.

                                   CYBERONICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                  SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE 2 - INVESTMENT SECURITIES:

     At September 30, 1998 and June 30, 1998, the Company's entire investment portfolios consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates and have a fair market value of $30,117,280 and a gross unrealized holding gain of $417,604 at September 30, 1998.

NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                        SEPTEMBER 30, 1998     JUNE 30, 1998
                                        ------------------   ------------------
                                           (UNAUDITED)
      Raw materials and components  . . $       1,935,304    $          976,737
      Work-in-process . . . . . . . . .           631,127               549,885
      Finished goods  . . . . . . . . .         1,531,717               576,981
                                        ------------------   ------------------
                                        $       4,098,148    $        2,103,603
                                        ------------------   ------------------
                                        ------------------   ------------------


NOTE 4 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:

                                        SEPTEMBER 30, 1998     JUNE 30, 1998
                                        ------------------   ------------------
                                           (UNAUDITED)
      Clinical costs  . . . . . . . . . $          248,109   $         270,472
      Warranties  . . . . . . . . . . .            376,572             375,000
      Payroll and other compensation  .            920,642           2,330,449
      Professional services . . . . . .            376,956             334,000
      Marketing activities  . . . . . .            196,794             196,794
      Royalties . . . . . . . . . . . .            248,200             206,992
      Sales returns and allowances. . .             86,564             317,080
      Other . . . . . . . . . . . . . .            118,624             195,493
                                        ------------------   ------------------
                                        $        2,572,461   $       4,226,280
                                        ------------------   ------------------
                                        ------------------   ------------------

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires companies to report, in addition to net income, the net effect of other components of comprehensive income. These items have been historically reported in shareholders' equity.

Total comprehensive income (loss) consisted of net loss and cumulative translation adjustments and was ($4,804,184) and ($4,742,758) for the three months ended September 30, 1998 and September 30, 1997, respectively.

Adoption of this disclosure standard had no effect on the Company's reported results of operations or financial position.

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

SUMMARY

     Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to anti-epileptic drugs ("AEDs"). From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had limited revenues to date, and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through September 30, 1998, the Company incurred a cumulative net deficit of approximately $68 million.

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

     Cyberonics is engaged in obtaining reimbursement approvals from the various health care provider systems in the United States and in key international markets, and has received reimbursement approvals from certain payment authorities in the United States and in a limited number of international markets. The Company does not expect to achieve significant sales unless it can maintain and broaden reimbursement approvals.

     The Company expects to incur substantial costs related to sales and marketing activities in the United States and international markets, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. It is expected that there will be a significant delay between the increased levels of spending and any resulting increase in revenues. Accordingly, the Company expects to remain unprofitable through at least the fiscal year ending June 30, 1999. There can be no assurance that the Company will become profitable after that time or, that if it becomes profitable, it will remain so in future periods. Furthermore, the Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred by the Company as it expands its sales and marketing efforts, availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales and ability to achieve acceptable manufacturing yields and costs.

RESULTS OF OPERATION

     NET SALES. Net sales for the three months ended September 30, 1998 totaled $5.3 million compared to $1.1 million for the three months ended September 30, 1997, representing an overall increase of $4.2 million, or 384%. Net sales for the three months ended September 30, 1998 consisted of $4,662,000 from the United States and $674,000 from the international markets. Net sales for the three months ended September 30, 1997 consisted of $554,000 from the United States and $549,000 from international markets. In July 1997, the Company received FDA approval to market the NCP System in the United States. Future increases in net sales will be dependent upon development of increased market acceptance for the NCP System and upon obtaining reimbursement approval in key markets.

     GROSS PROFIT. The Company's gross margin percentage was 73.5% for the three months ended September 30, 1998 compared to 70.8% in the prior year period. The increase over prior year is attributable primarily to the greater proportion of net sales being derived from the United States, where the Company realizes higher gross margins due to its direct sales model in the United States and a reduction in certain royalty rates paid by the Company. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs and the acquisition cost of raw materials and components. In addition, the Company is obligated to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price and levels of production volume.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1.9 million or 34.7% of net sales for the three months ended
September 30, 1998 compared to $2.0 million, or 179.2% of net sales in the prior year period. The decrease in absolute dollar amount in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 is primarily due to the completion of certain clinical studies, product design and development activities and manufacturing processing improvements. The large decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter ended September 30, 1998 as compared to the prior year period. The Company intends to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in future periods depending primarily upon the level of clinical trial activity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $7.4 million, or 138.7% of sales for the three months ended September 30, 1998 compared to $4.0 million, or 358.9% for the three months ended September 30, 1997. The increase in absolute dollars was primarily due to sales and marketing activities focused on the United States market launch for the NCP System, the continued expansion of corporate infrastructure in response to the recent business growth and movement of the Company's headquarters to a new location. The large decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter ended September 30, 1998 as compared to the prior year period. The Company began expanding its sales and marketing staff in late calendar 1996 and early 1997 to more actively pursue international sales and in anticipation of FDA approval in the United States. The Company expects to add administrative personnel in anticipation of higher levels of business activity in fiscal year 1999. Accordingly, the Company expects its future selling, general and administrative expenses in absolute amount to remain at or increase beyond the amounts incurred during the three months ended September 30, 1998.

     INTEREST INCOME. Interest income totaled $482,000 for the three months ended September 30, 1998 compared to $202,000 for the same period in the prior year. Interest income increased as a result of higher average cash and investment balances on hand due to the completion of a follow-on public equity offering in September 1997. The Company expects interest income to gradually decline in absolute amount in future periods as the Company utilizes its resources to fund future working capital requirements.

     OTHER INCOME (EXPENSE), NET. Other income (expense) totaled $178,112 and ($5,000) during the three months ended September 30, 1998 and 1997, respectively. For each of these periods, other income (expense) consisted primarily of net gains and losses resulting from foreign currency fluctuations. The Company expects other income (expense) to fluctuate in future periods depending upon the mix between international and domestic business activities and upon fluctuations in currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through public and private placements of its securities. The Company had no short-or long-term borrowings outstanding at September 30, 1998, and had no credit facilities available at that time.

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

     During the quarter ended September 30, 1998, the Company used approximately $7.8 million in operating activities. Accounts receivables decreased to $4.8 million, from $5.9 million at June 30, 1998. Inventories increased to $4.1 million at September 30, 1998 from $2.1 million at June 30, 1998 as the Company built inventory levels in anticipation of higher levels of manufacturing and sales activities. The Company also reduced current liabilities to $4.8 million at September 30, 1998 from $7.9 million at June 30, 1998.

     The Company's liquidity will continue to be reduced as amounts are expended for sales and marketing activities, manufacturing expansion, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although the Company has no firm commitments, the Company expects to make capital expenditures of approximately $3.1 million during the remainder of fiscal 1999, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

     The Company believes that its current resources will be sufficient to fund its operations at least through June 30, 2000. This estimate is based on certain assumptions, which may not hold true. There can be no assurance that the Company's available cash, cash equivalents, investment securities and investment income, will be sufficient to meet the Company's capital requirements at least through June 30, 2000. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of the Company's international and domestic sales activities and the status of the Company's clinical and regulatory activities. There can be no assurance that the Company will be able to raise additional capital when needed or that the terms upon which capital will be available will be favorable to the Company.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     See Note 5 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

IMPACT OF YEAR 2000

     Many currently installed computer systems and software products were coded using two digits rather than four to define the applicable year. As a result, these computer systems and software products have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, to send invoices, or to engage in similar normal business activities. Finally, computer systems and software products devices may fail to process accurately leap year logic associated with the Year 2000.

     STATE OF READINESS

     The Company believes that the adverse impact of Year 2000 issues on its internal computer systems will not be material. Most of the personal computers and computer systems used by the Company have been installed in the past three years as the Company has been growing its organization. The Company has also recently moved most of its organization to a new facility in Houston, Texas, and has installed new equipment in connection with such relocation. The Company has conducted a manual review of all of its software, except for its manufacturing systems and the telephone system at its Webster manufacturing facility, and found the incidence of Year 2000 coding issues to be minimal. The Company continues to manufacture the NCP System at its Webster, Texas facility, but is in the process of establishing manufacturing capacity at the Houston facility, which is expected to be completed in fiscal 1999. The Company is in the process of evaluating its manufacturing software for Year 2000 compliance, including systems used at the Webster facility as well as the systems being implemented at the Houston facility, however, it does not expect that any necessary changes to its software will be material. In addition, if the Company continues to manufacture its product at the Webster facility, it intends to test the telephone system at that location to determine if it is Year 2000 compliant.
The Company has also contacted each of its material vendors and suppliers to determine if such vendors or suppliers have any Year 2000 compliance issues that have not been resolved, or may not be resolved in a timely manner.

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

     The costs of the modifications and the date on which the Company believes it will complete the Year 2000 modifications, if any, are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     RELIANCE ON SINGLE PRODUCT. The Company has only one product, the NCP System, which has been approved by the FDA only for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to AEDs. The Company does not expect to have any other product or approved indication for the NCP System for the foreseeable future. Although the Company has been able to sell the NCP System in certain countries in Europe since 1994 and in the United States and Canada since mid 1997, it has only recently initiated full-scale marketing and sales efforts in the United States and other countries. The Company's inability to commercialize successfully the NCP System would have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY OF MARKET ACCEPTANCE. Continued market acceptance of the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in over 2,500 patients through September 30, 1998, it provides a new form of therapy with which many physicians are unfamiliar. The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure of the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     HISTORY OF LOSSES; PROFITABILITY UNCERTAIN; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has incurred net losses and accumulated a deficit of approximately $68.0 million through September 30, 1998. In July 1997, the Company received FDA marketing approval which permits the Company to sell the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of refractory partial onset seizures in patients over twelve years of age. In addition, the Company has obtained "CE Marking," the designation of market approval now accepted by all European Union member countries, for its NCP System which, when combined with approvals from Canada and certain other countries, permits the Company to sell the NCP System internationally. Even with these marketing approvals, there can be no assurance that the Company will be able to generate adequate sales to achieve profitability in the future. In addition, in order to develop these markets, the Company will incur substantial marketing and sales expenses. The amount and timing of anticipated expenditures will depend on numerous factors, including the nature and timing of marketing and sales activities, the expansion of the Company's manufacturing capabilities, the nature and timing of additional clinical trials, and the Company's product development efforts.

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

     LIMITED MARKETING AND SALES EXPERIENCE. Although the Company has had approval to market the NCP System in the member countries of the European Union since 1994, it only received FDA approval to commercialize the NCP System in the United States in July 1997 and, consequently, it has limited experience in marketing, direct sales and distribution. The Company has recently expanded its marketing and sales force for the United States market, but no assurance can be given that this expanded direct marketing and sales force will succeed in promoting the NCP System to patients, health care providers or third-party payors on a broad basis. The Company believes that, to market its products directly, it must employ a multidisciplinary marketing and sales force with medical device sales experience, clinical experience with epilepsy, experience in obtaining reimbursement for new medical technologies and experience with peer to peer marketing programs. In addition, due to the limited market awareness of the NCP System, the Company believes that it is necessary for the Company to educate patients, health care providers and third-party payors regarding the clinical benefits and cost-effectiveness of the NCP System. In certain international territories, the Company relies, and intends to continue relying, upon independent distributors. There can be no assurance that the Company will be able to recruit and retain skilled marketing and sales personnel or foreign distributors, or that the Company's marketing efforts will be successful. Failure by the Company to successfully market the NCP System would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED MANUFACTURING EXPERIENCE. The Company has a limited history of manufacturing the NCP System. The Company does not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. In addition to its existing manufacturing facility, the Company is in the process of moving its manufacturing operations to a new facility, where it expects to begin production in calendar 1999. The Company will be required to obtain FDA approval for its change in the manufacturing facility. The new manufacturing facility will also have to be inspected for compliance with the FDA's Quality System regulations ("QSR") and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities, before the Company can begin commercial-scale production of the NCP System at the new manufacturing facility. There can be no assurance that the Company will be able to obtain the necessary FDA and other approvals for its new facilities on a timely basis, or at all. The Company may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     RISK OF PRODUCT RECALL. The NCP System includes a complex electronic device and lead designed to be implanted in the human body. Component failures, manufacturing errors or design defects could result in an unsafe condition in patients. The occurrence of such problems or other adverse reactions could result in a recall of the Company's products, possibly requiring removal (and potentially reimplantation) of NCP Generators and/or leads. In 1991, a failure of an NCP System caused permanent paralysis of one patient's left vocal cord. In addition, several patients experienced vagus nerve lead failures which, although not harmful to the patient, reduced the efficacy of the treatment and required lead replacement. Since the occurrence of these failures, changes have been made to the Company's product designs to minimize the occurrence of these problems. There can be no assurance, however, that the Company will not experience similar or other product problems or that the Company will not be required to recall products. Any product recall could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     COMPETITION; RAPID TECHNOLOGICAL CHANGE. The Company believes that existing and future AEDs will be the primary competition for its NCP System. The Company may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc. continues to clinically assess an implantable signal generator used with an invasive deep brain probe (thalamic stimulator) for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. The Company could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. There can be no assurance that the Company's competitors will not develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than the Company's current or future products. There can also be no assurance that advancements in surgical techniques will not make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel AEDs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Although the NCP System has been approved for commercialization in the European Union countries since 1994, the Company has not generated significant revenues from such countries to date. The Company currently is focusing its marketing and sales activities in certain international markets. There can be no assurance that the Company will successfully increase international sales or that the Company will be successful in obtaining reimbursement or any regulatory approvals required in foreign countries. Changes in overseas economic conditions, currency exchange rates, tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition or results of operations. The anticipated international nature of the Company's business is also expected to subject the Company and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or where the NCP System is sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition or results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. In particular, the European Patent Convention prohibits patents covering methods for the treatment of the human body by surgery or therapy.

                             PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.

               27  Financial Data Schedule.

      (b)      Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYBERONICS, INC.
                                        Registrant



                                        BY:  /s/ Pamela B. Westbrook
                                             -----------------------------------
                                             Pamela B. Westbrook
                                             Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer (principal financial and
                                             accounting officer)



Dated:  November 12, 1998