Form 10-Q
period 1998-12-31
CYBERONICS INC
filed 1999-02-12
CIK 864683

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal quarter ended:  December 31, 1998 or

/ /     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from                  to
                              ----------------     ---------------------

Commission file number:  0-19806

                               CYBERONICS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                           76-0236465
----------------------------------------                ----------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

 16511 Space Center Boulevard, Ste. 600
            Houston, Texas                                       77058
----------------------------------------                ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                         OUTSTANDING AT FEBRUARY 5, 1999

Common Stock - $0.01 par value                      17,498,539

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CYBERONICS, INC.

                                   INDEX

                                                                        Page No.
                                                                        -------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

              Consolidated Balance Sheets
              December 31, 1998 (unaudited) and June 30, 1998.............    3

              Consolidated Statements of Operations (unaudited)
              three and six months ended December 31, 1998 and 1997.......    4

              Consolidated Statements of Cash Flows (unaudited)
              six months ended December 31, 1998 and 1997.................    5

              Notes to Consolidated Financial Statements..................    6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    8

          PART II.  OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K............................   19

                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               CYBERONICS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,           JUNE 30,
                                                                       1998                 1998
                                                                  -------------        -------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................................    $    184,716         $  1,695,385
  Securities held to maturity.................................      22,702,833           36,341,958
  Accounts receivable, net....................................       4,094,827            5,858,634
  Inventories.................................................       4,523,943            2,103,603
  Prepaid expenses............................................         900,814            1,163,123
                                                                  -------------        -------------
              TOTAL CURRENT ASSETS.........................         32,407,133           47,162,703

Securities held to maturity..................................        5,516,084            2,106,716
Property and equipment, net...................................       3,957,928            3,152,983
Other assets, net.............................................         224,915              192,892
                                                                  -------------        -------------
                                                                  $ 42,106,060         $ 52,615,294
                                                                  -------------        -------------
                                                                  -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................................    $  2,349,819         $  3,690,295
  Accrued liabilities.........................................       2,904,290            4,226,280
                                                                  -------------        -------------
              TOTAL CURRENT LIABILITIES.......................       5,254,109            7,916,575

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,500,000 shares
    authorized; no shares issued or outstanding...............             --                   --
  Common stock, $.01 par value, 25,000,000 shares authorized;
    17,483,439 and 17,266,433 shares issued and outstanding
    at December 31, 1998 and June 30, 1998, respectively......         174,835              172,664
  Additional paid-in capital..................................     108,590,652          107,757,504
  Accumulated deficit.........................................     (71,895,010)         (63,341,714)
  Cumulative translation adjustments..........................         (18,526)             110,265
                                                                  -------------        -------------
              TOTAL STOCKHOLDERS' EQUITY......................      36,851,951           44,698,719
                                                                  -------------        -------------
                                                                  $ 42,106,060         $ 52,615,294
                                                                  -------------        -------------
                                                                  -------------        -------------

         See accompanying notes to consolidated financial statements.

                               CYBERONICS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       FOR THE THREE                           FOR THE SIX
                                                        MONTHS ENDED                           MONTHS ENDED
                                                         DECEMBER 31,                           DECEMBER 31,
                                                 -------------------------------       ------------------------------
                                                     1998                1997               1998               1997
                                                 -----------         -----------       -----------        -----------
Net sales..................................      $ 6,602,921         $ 3,335,496       $11,938,678        $ 4,438,730
Cost of sales..............................        1,632,290             925,395         3,048,289          1,247,269
                                                 -----------         -----------       -----------        -----------
Gross profit...............................        4,970,631           2,410,101         8,890,389          3,191,461

Operating expenses:
   Research and development................        1,887,192           1,625,490         3,740,287          3,602,022
   Selling, general and administrative.....        7,507,784           3,840,708        14,909,214          7,799,933
                                                 -----------         -----------       -----------        -----------
      Total operating expenses.............        9,394,976           5,466,198        18,649,501         11,401,955
                                                 -----------         -----------       -----------        -----------
Loss from operations.......................       (4,424,345)         (3,056,097)       (9,759,112)        (8,210,494)

Interest income, net.......................          566,363             568,224         1,048,753            770,485
Other income (expense).....................          (21,049)             29,746           157,063             24,684
                                                 -----------         -----------       -----------        -----------
Net loss...................................      $(3,879,031)        $(2,458,127)      $(8,553,296)       $(7,415,325)
                                                 -----------         -----------       -----------        -----------
                                                 -----------         -----------       -----------        -----------
Net loss per share - basic and diluted.....      $     (0.22)        $     (0.15)      $     (0.49)       $     (0.49)
                                                 -----------         -----------       -----------        -----------
                                                 -----------         -----------       -----------        -----------
Shares used in computing
  net loss per share - basic and diluted..  .     17,409,296          16,549,150        17,339,334         15,185,045
                                                 -----------         -----------       -----------        -----------
                                                 -----------         -----------       -----------        -----------

       See accompanying notes to consolidated financial statements.

                               CYBERONICS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED
                                                                              DECEMBER 31
                                                                     ------------------------------
                                                                          1998              1997
                                                                     ------------      ------------
Cash Flow From Operating Activities:
   Net loss.......................................................   $ (8,553,296)     $ (7,415,325)
   Non-cash items included in net loss:
      Depreciation and amortization...............................        624,006           152,246
      Compensation expense related to certain stock options and
         common stock issuances...................................             --             9,562
   Change in operating assets and liabilities:
      Accounts receivable.........................................      1,763,807        (2,078,462)
      Inventories.................................................     (2,420,340)         (207,332)
      Prepaid expenses............................................        262,309          (265,353)
      Accounts payable and accrued liabilities....................     (2,662,466)        1,887,447
      Other.......................................................        (32,023)          (64,011)
                                                                     ------------      ------------
         Net Cash Used In Operating Activities....................    (11,018,003)       (7,981,228)
Cash Flow From Investing Activities:
   Purchases of property and equipment............................     (1,428,951)         (666,931)
   Purchases of investments.......................................    (26,677,358)      (29,326,711)
   Maturities of investments......................................     36,907,115         7,462,787
                                                                     ------------      ------------
         Net Cash Provided By (Used In) Investing Activities......      8,800,806       (22,530,855)
Cash Flow From Financing Activities:
   Proceeds from issuance of Common Stock, net....................        835,319        47,955,555
                                                                     ------------      ------------
         Net Cash Provided By Financing Activities................        835,319        47,955,555
Effect of exchange rate changes on cash and cash equivalents......       (128,791)         (130,317)
                                                                     ------------      ------------
         Net (decrease) increase in cash and cash equivalents.....     (1,510,669)       17,313,155
Cash and cash equivalents, at beginning of period.................      1,695,385           781,639
                                                                     ------------      ------------
Cash and cash equivalents, at end of period.......................   $    184,716      $ 18,094,794
                                                                     ------------      ------------
                                                                     ------------      ------------

       See accompanying notes to consolidated financial statements.

                               CYBERONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                             DECEMBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE 2 - INVESTMENT SECURITIES:

     At December 31, 1998 and June 30, 1998, the Company's entire investment portfolio consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates and have a fair market value of $28,182,232 and a gross unrealized holding loss of $36,685 at December 31, 1998.

NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                                                   DECEMBER 31,              JUNE 30,
                                                                      1998                     1998
                                                                  --------------           ------------
                                                                   (Unaudited)
     Raw materials and components.....................            $    2,120,202           $    976,737
     Work-in-process..................................                   492,216                549,885
     Finished goods...................................                 1,911,525                576,981
                                                                  --------------           ------------
                                                                  $    4,523,943           $  2,103,603
                                                                  --------------           ------------
                                                                  --------------           ------------

NOTE 4 - ACCRUED LIABILITIES:

Accrued liabilities are as follows:

                                                                   DECEMBER 31,              JUNE 30,
                                                                      1998                     1998
                                                                  --------------           ------------
                                                                   (Unaudited)
     Clinical costs....................................           $      607,998           $   270,472
     Warranties........................................                  376,572               375,000
     Payroll and other compensation....................                  855,821             2,330,449
     Professional services.............................                  293,657               334,000
     Marketing activities..............................                  354,474               196,794
     Royalties.........................................                  265,601               206,992
     Sales Returns and Allowances......................                   31,112               317,080
     Other.............................................                  119,055               195,493
                                                                  --------------           ------------
                                                                  $    2,904,290           $  4,226,280
                                                                  --------------           ------------
                                                                  --------------           ------------

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT:

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

     Total comprehensive income (loss) consisted of net loss and cumulative translation adjustments and was ($3,878,000) and ($2,803,000) for the three months ended December 31, 1998 and 1997, respectively, and ($8,682,000) and ($7,546,000) for the six months ended December 31, 1998 and 1997, respectively.

     Adoption of this disclosure standard had no effect on the Company's reported results of operations or financial position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF IMPORTANT FACTORS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE COMPANY'S RESULTS, PLEASE REFER TO THE FINANCIAL STATEMENT LINE ITEM DISCUSSIONS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND TO THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS." READERS ARE ALSO ENCOURAGED TO REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998 FOR A FURTHER DISCUSSION OF THE COMPANY'S BUSINESS AND THE RISKS AND OPPORTUNITIES ATTENDANT THERETO.

SUMMARY

     Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to anti-epileptic drugs ("AEDs"). From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had limited revenues and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through December 31, 1998, the Company incurred a cumulative net deficit of approximately $72 million.

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

     The Company expects to incur substantial costs related to sales and marketing activities in the United States and international markets, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. It is expected that there will be a significant delay between the increased levels of spending and any resulting increase in revenues. Accordingly, the Company expects to remain unprofitable through at least the fiscal year ending June 30, 1999. There can be no assurance that the Company will become profitable after that time or, that if it becomes profitable, it will remain so in future periods. Furthermore, the Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred by the Company as it expands its sales and marketing efforts, availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales, the ability to achieve acceptable manufacturing yields and costs and the extent and timing of the development of corporate infrastructure.

RESULTS OF OPERATIONS

     NET SALES. Net sales for the three months ended December 31, 1998 totaled $6.6 million compared to $3.3 million for the three months ended December 31, 1997, representing an overall increase of $3.3 million, or 98%. Net sales for the six months ended December 31, 1998 totaled $11.9 million compared to $4.4 million for the six months ended December 31, 1997, representing an overall increase of $7.5 million, or 169%. Net sales for the three months ended December 31, 1998 consisted of $5.6 million from the United States and $1.0 million from international markets. Net sales for the three months ended December 31, 1997 consisted of $2.7 million from the United States and $627,000 from international markets. Future increases in net sales will be dependent upon development of increased market acceptance for the NCP System and upon obtaining or expanding reimbursement approval in key markets.

     GROSS PROFIT. The Company's gross margin percentage was 75.3% for the three months ended December 31, 1998 compared to 72.3% in the prior year period. The gross margin percentage for the six months ended December 31, 1998 was 74.5% compared to 71.9% for the same period a year ago. The increase over the prior year is attributable primarily to the greater proportion of net sales being derived from the United States, where the Company realized higher gross margins due to its direct sales model in the United States and a reduction in certain royalty rates paid by the Company. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs and the acquisition cost of raw materials and components. In addition, the Company is obligated to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price and levels of production volume.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1.9 million, or 28.6% of net sales, for the three months ended December 31, 1998, compared to $1.6 million, or 48.7% of net sales, in the prior year period. Research and development expenses were $3.7 million, or 31.3% of sales, and $3.6 million, or 81.1% of sales, for the six months ended December 31, 1998 and December 31, 1997, respectively. The large decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter and six months ended December 31, 1998 as compared to the same prior year periods. The Company intends to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in future periods depending primarily upon the level of clinical trial activity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $7.5 million, or 114% of sales, for the three months ended December 31, 1998 compared to $3.8 million, or 115% for the three months ended December 31, 1997. Selling, general and administrative expenses totaled $14.9 million, or 125% of sales, for the six months ended December 31, 1998, compared to $7.8 million, or 176% of sales, for the same period a year ago. The increase in absolute dollars was primarily due to sales and marketing activities focused on the United States market launch for the NCP System, the continued expansion of corporate infrastructure in response to the recent business growth and movement of the Company's headquarters to a new location. The decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter and six months ended December 31, 1998 as compared to the same prior year periods. The Company expects to add administrative personnel in anticipation of higher levels of business activity in fiscal year 1999. Accordingly, the Company expects its future selling, general and administrative expenses in absolute amount to remain at or increase beyond the amounts incurred during the three months and six months ended December 31, 1998.

     INTEREST INCOME. Interest income totaled $566,000 and $568,000 for the three months ended December 31, 1998 and December 31, 1997, respectively, and $1,049,000 and $770,000 for the six months ended December 31, 1998 and 1997, respectively. Interest income decreased for the quarter ended December 31, 1998 as compared to the same prior year period as a result of lower cash and investment balances on hand. For the six months ended December 31, 1998, interest income increased over the same period last year due to higher average cash balances resulting from the completion of a follow-on public equity offering in December 1997. The Company expects interest income to gradually decline in absolute amount in future periods as the Company utilizes its resources to fund future working capital requirements.

     OTHER INCOME (EXPENSE), NET. Other income (expense) totaled $(21,000) and $30,000 during the three months ended December 31, 1998 and 1997, respectively, and $157,000 and $25,000 for the six months ended December 31, 1998 and 1997, respectively. For each of these periods, other income (expense) consisted primarily of net gains and losses resulting from foreign currency fluctuations. The Company expects other income (expense) to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies, and upon fluctuations in currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through public and private placements of its securities. The Company had no short or long-term borrowings outstanding at December 31, 1998, and had no credit facilities available at that time.

     The Company expects to incur substantial additional costs related to sales and marketing activities associated with United States and international sales and marketing activities, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control, including the nature and timing of marketing and sales activities, the development of corporate infrastructure and the nature and timing of additional clinical trials for additional indications, both within and outside the field of epilepsy. Moreover, the Company's ability to generate income from operations will be dependent upon maintaining and broadening reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System.

     During the six months ended December 31, 1998, the Company used approximately $11.0 million in operating activities. Accounts receivable decreased to $4.1 million, from $5.9 million at June 30, 1998. Inventories increased to $4.5 million at December 31, 1998 from $2.1 million at June 30, 1998 as the Company built inventory levels in anticipation of higher levels of manufacturing and sales activities and in preparation for the relocation of manufacturing operations to its new facility. The Company also reduced current liabilities to $5.2 million at December 31, 1998 from $7.9 million at June 30, 1998.

     The Company's liquidity will continue to be reduced as amounts are expended for sales and marketing activities, manufacturing expansion, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although the Company has no firm commitments, the Company expects to make capital expenditures of approximately $2.0 million during the remainder of fiscal 1999, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

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

     STATE OF READINESS

     The Company believes that the adverse impact of Year 2000 issues on its internal computer systems will not be material. Most of the personal computers and computer systems used by the Company have been installed in the past three years as the Company has been growing its organization. The Company has also recently moved most of its organization to a new facility in Houston, Texas, and has installed new equipment in connection with such relocation. The Company has conducted a manual review of all of its software, except for its manufacturing systems, and found the incidence of Year 2000 coding issues to be minimal. The Company continues to manufacture the NCP System at its Webster, Texas facility, in addition to its Houston facility. The Company is in the process of evaluating its manufacturing software for Year 2000 compliance, including systems used at the Webster facility as well as the systems that were implemented at the Houston facility, however, it does not expect that any necessary changes to its software will be material. The Company has also contacted each of its material vendors and suppliers to determine if such vendors or suppliers have any Year 2000 compliance issues that have not been resolved, or may not be resolved in a timely manner.

     The Company's software used by customers to program the NCP Generator does not utilize dating in its processing calculations.

     COSTS OF YEAR 2000 COMPLIANCE

     The Company does not expect expenditures for upgrades and testing for Year 2000 issues of software used on internal systems to be material. To date, any such costs incurred have been in connection with the implementation of systems at its new facility and the purchase of equipment and software for its growing employee base. The Company estimates that, in the worst case, it may have to upgrade certain of its manufacturing databases and replace certain older personal computers currently being used. The costs of such activities are estimated to be under $100,000. The Company expects to complete its testing, and any required upgrades by mid-calendar 1999. The Company also does not expect diversion of resources from other management information systems or manufacturing projects will have a material adverse impact on the Company.

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

     UNCERTAINTY OF MARKET ACCEPTANCE. Continued market acceptance of the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in over 3,500 patients through December 31, 1998, it provides a new form of therapy with which many physicians are unfamiliar. The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure of the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     HISTORY OF LOSSES; PROFITABILITY UNCERTAIN; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has incurred net losses and accumulated a deficit of approximately $72 million through December 31, 1998. In July 1997, the Company received FDA marketing approval which permits the Company to sell the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of refractory partial onset seizures in patients over twelve years of age. In addition, the Company has obtained "CE Marking," the designation of market approval now accepted by all European Union member countries, for its NCP System which, when combined with approvals from Canada and certain other countries, permits the Company to sell the NCP System internationally. Even with these marketing approvals, there can be no assurance that the Company will be able to generate adequate sales to achieve profitability in the future. In addition, in order to develop these markets, the Company will incur substantial marketing and sales expenses. The amount and timing of anticipated expenditures will depend on numerous factors, including the nature and timing of marketing and sales activities, the expansion of the Company's manufacturing capabilities, the nature and timing of additional clinical trials, and the Company's product development efforts.

     The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside the Company's control. Such factors include, but are not limited to, the extent to which the Company's NCP System gains market acceptance, timing of any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred as the Company expands its sales and marketing efforts, the availability of key components, materials and contract services which may be dependent on the Company's ability to forecast sales, and the extent and timing of the development of corporate infrastructure.

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

     LIMITED MANUFACTURING EXPERIENCE AND FACILITY TRANSITION ISSUES. The Company has a limited history of manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. In addition to its existing manufacturing facility in Webster, Texas, the Company is in the process of moving its manufacturing operations to its new facility in Houston, Texas, where it initiated production activities in February 1999. The Company has only recently received regulatory approvals from both the FDA and KEMA (ISO9000 notified body) for its new facility. Although the Company has been able to meet demand requirements for the NCP System to date, it may encounter difficulties in relocating the materials and equipment, quality and yield problems, bringing production back on-line and restoring capacity to previous levels. Delays in reinitiating production due to unanticipated facility problems, personnel training issues or equipment problems could have an adverse effect on the Company's ability to support product demand. The Company may encounter difficulties in scaling up production of the NCP System if demand increases, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. If the Company is unable to achieve and maintain commercial-scale production capability with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to maintain FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits.

          27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CYBERONICS, INC.
                                       Registrant



                                       BY:  /s/ PAMELA B. WESTBROOK
                                           -------------------------------
                                            Pamela B. Westbrook
                                            Vice President, Finance
                                            and Administration and Chief
                                            Financial Officer (principal
                                            financial and accounting
                                            officer)

Dated:  February 12, 1999