Form 10-Q
period 1999-03-31
CYBERONICS INC
filed 1999-05-17
CIK 864683

      As filed with the Securities and Exchange Commission on _________ __, 1999
                                                   Registration No. 333-
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                             REGISTRATION STATEMENT
                                      UNDER
                           THE SECURITIES ACT OF 1933

                             ----------------------

     (Mark One)

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1999 or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

          Commission File Number 0-19806

                                CYBERONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------


            DELAWARE                                           76-0236465
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

   16511 Space Center Boulevard, Ste. 600
              Houston, Texas                           77058
  ----------------------------------------    ------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       Registrant's telephone number, including area code: (281) 228-7200

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                                    OUTSTANDING AT MAY 7, 1999
Common Stock--$0.01 par value                                17,520,756


================================================================================

                                CYBERONICS, INC.


                                     INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

     Item 1       Financial Statements:
                          Consolidated Balance Sheets
                              March 31, 1999 (unaudited) and June 30, 1998.............................          3
                          Consolidated Statements of Operations (unaudited)
                              three and nine months ended March 31, 1999 and 1998......................          4
                          Consolidated Statements of Cash Flows (unaudited)
                              nine months ended March 31, 1999 and 1998................................          5
                          Notes to Consolidated Financial Statements (unaudited).......................          6
     Item 2               Management's Discussion and Analysis of Financial
                              Condition and Results of Operations......................................          8

PART II.  OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K.....................................................         19


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,          JUNE 30,
                                                                                      1999               1998
                                                                                 --------------     -------------
                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.............................................       $       86,763     $   1,695,385
    Securities held to maturity...........................................           20,998,054        36,341,958
    Accounts receivable, net..............................................            4,802,576         5,858,634
    Inventories...........................................................            4,319,924         2,103,603
    Prepaid expenses......................................................              917,817         1,163,123
                                                                                 --------------     -------------
         TOTAL CURRENT ASSETS.............................................           31,125,134        47,162,703
Securities held to maturity...............................................            3,377,992         2,106,716
Property and equipment, net...............................................            3,629,284         3,152,983
Other assets, net.........................................................              106,390           192,892
                                                                                 --------------     -------------
                                                                                 $   38,238,800     $  52,615,294
                                                                                 --------------     -------------
                                                                                 --------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable......................................................       $    1,252,207     $   3,690,295
    Accrued liabilities...................................................            3,327,094         4,226,280
                                                                                 --------------     -------------
         TOTAL CURRENT LIABILITIES........................................            4,579,301         7,916,575

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value, 2,500,000 shares authorized; no
         shares issued or outstanding.....................................                   --                --
    Common stock, $.01 par value, 25,000,000 shares authorized;
         17,504,232 and 17,266,433 shares issued and outstanding at
         March 31, 1999 and June 30, 1998, respectively...................              175,042           172,664
    Additional paid-in capital............................................          108,709,807       107,757,504
    Accumulated deficit...................................................          (75,118,453)      (63,341,714)
    Cumulative translation adjustments....................................             (106,897)          110,265
                                                                                 --------------     -------------
         TOTAL STOCKHOLDERS' EQUITY.......................................           33,659,499        44,698,719
                                                                                 --------------     -------------
                                                                                 $   38,238,800     $  52,615,294
                                                                                 --------------     -------------
                                                                                 --------------     -------------


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE                          FOR THE NINE
                                                         MONTHS ENDED                          MONTHS ENDED
                                                          MARCH 31,                             MARCH 31,
                                             ----------------------------------     -----------------------------------
                                                   1999               1998               1999               1998
                                             ------------------  --------------     ----------------  -----------------
Net sales...............................       $   8,054,457      $   5,172,735       $  19,993,135     $   9,611,465
Cost of sales...........................           2,120,648          1,325,607           5,168,937         2,572,876
                                               -------------      -------------       -------------     -------------

Gross profit............................           5,933,809          3,847,128          14,824,198         7,038,589

Operating expenses:
   Research and development.............           1,854,231          1,785,383           5,594,518         5,387,405
   Selling, general and administrative..           7,541,097          4,259,654          22,450,311        12,059,587
                                               -------------      -------------       -------------     -------------
     Total operating expenses...........           9,395,328          6,045,037          28,044,829        17,446,992
                                               -------------      -------------       -------------     -------------

Loss from operations....................          (3,461,519)        (2,197,909)        (13,220,631)      (10,408,403)

Interest income, net....................             157,384            481,890           1,206,137         1,252,375
Other income (expense)..................              80,692             37,572             237,755            62,256
                                               -------------      -------------       -------------     -------------

Net loss................................       $(3,223,443)       $  (1,678,447)      $  11,776,739     $  (9,093,772)
                                               -------------      -------------       -------------     -------------
                                               -------------      -------------       -------------     -------------

Net loss per share - basic and diluted..       $       (0.18)     $      (0.10)       $       (0.68)    $       (0.58)
                                               -------------      -------------       -------------     -------------
                                               -------------      -------------       -------------     -------------

Shares used in computing
   net loss per share - basic and diluted         17,425,185         16,857,559          17,367,951        15,742,549
                                               -------------      -------------       -------------     -------------
                                               -------------      -------------       -------------     -------------


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
                                                                                          1999              1998
                                                                                      -------------     -------------
Cash Flow From Operating Activities:
   Net loss..................................................................         $ (11,776,739)    $  (9,093,772)
   Non-cash items included in net loss:
     Depreciation and amortization...........................................             1,027,119           246,075
     Compensation expense related to certain stock options and
       Common Stock issuances................................................                    --            63,108
   Change in operating assets and liabilities:
     Accounts receivable.....................................................             1,056,058        (4,432,553)
     Inventories.............................................................            (2,216,321)         (370,946)
     Prepaid expenses........................................................               245,306          (599,063)
     Accounts payable and accrued liabilities................................            (3,337,274)        3,047,257
     Other ..................................................................                86,502           (63,682)
                                                                                      -------------     -------------
       Net Cash Used In Operating Activities.................................           (14,915,349)      (11,203,576)
Cash Flow From Investing Activities:
   Purchases of property and equipment.......................................            (1,503,420)       (1,517,796)
   Purchases of investments..................................................           (35,571,781)      (51,907,969)
   Maturities of investments.................................................            49,644,409        15,118,326
                                                                                      -------------     -------------
       Net Cash Provided By (Used In) Investing Activities...................            12,569,208       (38,307,439)
Cash Flow From Financing Activities:
   Proceeds from issuance of Common Stock, net...............................               954,681        49,213,563
       Net Cash Provided By Financing Activities.............................               954,681        49,213,563
                                                                                      -------------     -------------

Effect of exchange rate changes on cash and cash equivalents.................              (217,162)         (198,273)
                                                                                      -------------     -------------
       Net (decrease) increase in cash and cash equivalents..................            (1,608,622)         (495,725)
Cash and cash equivalents, at beginning of period............................             1,695,385           781,639
                                                                                      -------------     -------------
Cash and cash equivalents, at end of period..................................         $      86,763     $     285,914
                                                                                      -------------     -------------
                                                                                      -------------     -------------

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE 2 - INVESTMENT SECURITIES:

         At March 31, 1999 and June 30, 1998, the Company's entire investment portfolio consisted of securities held to maturity. Securities held to maturity are primarily various types of corporate bonds and asset-backed investments with various maturity dates and have a fair market value of $24,104,584 and a gross unrealized loss of $271,462 at March 31, 1999.

NOTE 3 - INVENTORIES:

         Inventories consist of the following:

                                                                             MARCH 31, 1999           JUNE 30, 1998
                                                                             --------------           --------------
                                                                              (Unaudited)
             Raw materials and components..................................  $    2,276,035           $      976,737
             Work-in-process ..............................................         723,246                  549,885
             Finished goods ...............................................       1,320,643                  576,981
                                                                             --------------           --------------
                                                                             $    4,319,924           $    2,103,603
                                                                             --------------           --------------
                                                                             --------------           --------------

NOTE 4 - ACCRUED LIABILITIES:

         Accrued liabilities are as follows:

                                                                             MARCH 31, 1999          JUNE 30, 1998
                                                                             --------------           --------------
                                                                              (Unaudited)
             Clinical costs.......................................           $      937,997           $    270,472
             Warranties...........................................                  376,572                375,000
             Payroll and other compensation.......................                1,063,895              2,330,449
             Professional services................................                  338,128                334,000
             Marketing activities.................................                   64,110                196,794
             Royalties............................................                  336,187                206,992
             Sales Returns and Allowances.........................                  172,269                317,080
             Other................................................                   37,936                195,493
                                                                             --------------           --------------
                                                                             $    3,327,094           $  4,226,280
                                                                             --------------           --------------
                                                                             --------------           --------------

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT:

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

         Total comprehensive income (loss) consisted of net loss and cumulative translation adjustments and was ($3,311,814) and ($1,746,403) for the three months ended March 31, 1999 and 1998, respectively, and ($11,993,901) and ($9,292,045) for the nine months ended March 31, 1999 and 1998, respectively.

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

SUMMARY

         Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a novel therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA"). The Company received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to anti-epileptic drugs ("AEDs"). From inception through July 1997, the Company's primary focus was on obtaining FDA approval for the NCP System. The Company has had limited revenues and has been unprofitable since inception. Since inception, the Company has incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through March 31, 1999, the Company incurred a cumulative net deficit of approximately $75 million.

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

RESULTS OF OPERATIONS

         NET SALES. Net sales for the three months ended March 31, 1999 totaled $8.1 million compared to $5.2 million for the three months ended March 31, 1998, representing an overall increase of $2.9 million, or 56%. Net sales for the nine months ended March 31, 1999 totaled $20.0 million compared to $9.6 million for the nine months ended March 31, 1998, representing an overall increase of $10.4 million, or 108%. Net sales for the three months ended March 31, 1999 consisted of $7.2 million from the United States and $900,000 from international markets. Net sales for the quarter ended March 31, 1998 consisted of $4.4 million from the United States and $730,000 from international markets. Future increases in net sales will be dependent upon development of increased market acceptance for the NCP System and upon obtaining or expanding reimbursement approval in key markets.

         GROSS PROFIT. The Company's gross margin percentage was 73.7% for the quarter ended March 31, 1999 compared to 74.4% in the prior year period. The gross margin percentage for the nine months ended March 31, 1999 was 74.1% compared to 73.2% for the same period a year ago. The increase over the prior year is attributable primarily to the greater proportion of net sales being derived from the United States, where the Company realized higher gross margins due to its direct sales model in the United States and a reduction in certain royalty rates paid by the Company. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs and the acquisition cost of raw materials and components. In addition, the Company is obligated to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price, manufacturing yields and levels of production volume.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of both expenses related to the Company's product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1.9 million, or 23.0% of net sales, for the three months ended March 31, 1999, compared to $1.8 million, or 34.5% of net sales, in the prior year period. Research and development expenses were $5.6 million, or 28.0% of sales, and $5.4 million, or 56.0% of sales, for the nine months ended March 31, 1999 and March 31, 1998, respectively. The large decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter and nine months ended March 31, 1999 over the same prior year periods. The Company intends to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, the Company expects research and development expenses to fluctuate in future periods depending primarily upon the level of clinical trial activity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $7.5 million, or 93.6% of sales, for the three months ended March 31, 1999 compared to $4.3 million, or 82.3% for the three months ended March 31, 1998. Selling, general and administrative expenses totaled

$22.4 million, or 112% of sales, for the nine months ended March 31, 1999, compared to $12.1 million, or 126% of sales, for the same period a year ago. The increase in absolute dollars was primarily due to expanded sales and marketing activities focused on the United States market launch for the NCP System, the continued expansion of corporate infrastructure in response to the recent business growth and movement of the Company's headquarters to a new location. The decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter and nine months ended March 31, 1999 as compared to the same prior year periods. The Company expects to add administrative personnel in anticipation of higher levels of business activity in fiscal year 1999. Accordingly, the Company expects its future selling, general and administrative expenses in absolute amount to remain at or increase beyond the amounts incurred during the three months and nine months ended March 31, 1999.

         INTEREST INCOME. Interest income totaled $157,000 and $482,000 for the three months ended March 31, 1999 and March 31, 1998, respectively, and $1,206,000 and $1,252,000 for the nine months ended March 31, 1999 and 1998, respectively. Interest income decreased for the quarter and the nine months ended March 31, 1999 as compared to the same prior year periods as a result of lower cash and investment balances on hand. The Company expects interest income to gradually decline in absolute amount in future periods as the Company utilizes its resources to fund future working capital requirements.

         OTHER INCOME (EXPENSE), NET. Other income totaled $81,000 and $38,000 during the three months ended March 31, 1999 and 1998, respectively, and $238,000 and $62,000 for the nine months ended March 31, 1999 and 1998, respectively. For each of these periods, other income consisted primarily of net gains and losses resulting from foreign currency fluctuations. The Company expects other income to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies, and upon fluctuations in currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through public and private placements of its securities. The Company had no short or long-term borrowings outstanding at March 31, 1999, and had no credit facilities available at that time.

         The Company expects to incur substantial additional costs related to sales and marketing activities associated with United States and international sales and marketing activities, expansion of manufacturing capabilities, clinical trials and regulatory activities and product and process development. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside of the Company's control, including the nature and timing of marketing and sales activities, the ongoing development of corporate infrastructure and the nature and timing of additional clinical trials for additional indications, both within and outside the field of epilepsy. Moreover, the Company's ability to generate income from operations will be dependent upon maintaining and broadening reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System.

         During the nine months ended March 31, 1999, the Company used approximately $14.9 million in operating activities. Accounts receivable decreased to $4.8 million, from $5.9 million at June 30, 1998. Inventories increased to $4.3 million at March 31, 1999 from $2.1 million at June 30, 1998 as the Company built inventory levels in support of higher levels of manufacturing and sales activities. The Company also reduced current liabilities to $4.6 million at March 31, 1999 from $7.9 million at June 30, 1998.

         The Company's liquidity will continue to be reduced as amounts are expended for sales and marketing activities, manufacturing expansion, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although the Company has no firm commitments, the Company expects to make capital expenditures of approximately $1.0 million during the remainder of fiscal 1999, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

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

         STATE OF READINESS

         The Company believes that the adverse impact of Year 2000 issues on its internal computer systems will not be material. Most of the personal computers and computer systems used by the Company have been installed in the past three years as the Company has been growing its organization. The Company has also recently moved most of its organization to a new facility in Houston, Texas, and has installed new equipment in connection with such relocation. The Company has conducted a manual review of all of its software, except for its manufacturing systems, and found the incidence of Year 2000 coding issues to be minimal. The Company is in the process of evaluating its manufacturing software for Year 2000 compliance, however, it does not expect that any necessary changes to its software will be material. The Company has also contacted each of its material vendors and suppliers to determine if such vendors or suppliers have any Year 2000 compliance issues that have not been resolved, or may not be resolved in a timely manner.

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

         UNCERTAINTY OF MARKET ACCEPTANCE. Continued market acceptance of the Company's NCP System will depend on the Company's ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System, and on the approval and availability of adequate levels of reimbursement. While the NCP System has been used in over 3,900 patients through March 31, 1999, it provides a new form of therapy with which many physicians are unfamiliar. The Company believes that existing AEDs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. Such therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. There can be no assurance that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication or that adequate levels of reimbursement from governmental or third-party payors will be available. Failure of the NCP System to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         HISTORY OF LOSSES; PROFITABILITY UNCERTAIN; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has incurred net losses and accumulated a deficit of approximately $75 million through March 31, 1999. In July 1997, the Company received FDA marketing approval which permits the Company to sell the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of refractory partial onset seizures in patients over twelve years of age. In addition, the Company has obtained "CE Marking," the designation of market approval now accepted by all European Union member countries, for its NCP System which, when combined with approvals from Canada and certain other countries, permits the Company to sell the NCP System internationally. Even with these marketing approvals, there can be no assurance that the Company will be able to generate adequate sales to achieve profitability in the future. In addition, in order to develop these markets, the Company will incur substantial marketing and sales expenses. The amount and timing of anticipated expenditures will depend on numerous factors, including the nature and timing of marketing and sales activities, the expansion of the Company's manufacturing capabilities, the nature and timing of additional clinical trials, and the Company's product development efforts.

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

         In deciding to cover a new therapy, third-party payors base their initial coverage decisions on several factors including, but not limited to, the status of the FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. There can be no assurance that third-party payors will view the Company and the NCP System favorably with respect to any of the above factors. A failure to maintain and expand favorable coverage decisions for the NCP System could deter patients and their physicians from using the NCP System and could have a material adverse effect on the Company's business, financial condition or results of operations.

         Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms, including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. The Company believes that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare and Medicaid programs or are uninsured. The Medicare and Medicaid programs use different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare uses a system that reimburses hospitals based on their costs. The Company believes that those payments generally are adequate. For inpatient implants, Medicare uses a fixed-payment method (based on Diagnosis Related Groups or "DRGs"). Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or comorbidities (coexisting severe medical problems). The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. The Company believes that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. There can be no assurance that the Company would be successful in achieving coverage or adequate reimbursement levels. If the Company is unsuccessful in achieving or maintaining coverage or adequate reimbursement levels or if hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could have a material adverse effect on the Company's business, financial condition or results of operations. Medicare uses a resource-based relative value scale to pay for physicians' services. The Company believes that the relative value scales for the surgeons and physicians involved in the implantation and interrogation and reprogramming of the NCP System provide adequate reimbursement for these physicians' services.

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

         LIMITED MANUFACTURING EXPERIENCE AND FACILITY TRANSITION ISSUES. The Company has a limited history of manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. During the quarter ended March 31, 1999, the Company relocated its manufacturing operations to its new facility in Houston, Texas, where it initiated production activities in February 1999. The Company has only recently received regulatory approvals from both the FDA and KEMA (ISO9000 notified body) for its new facility. Although the Company has been able to meet demand requirements for the NCP System to date, it may encounter difficulties in relocating the materials and equipment, quality and yield problems, bringing production back on-line and restoring capacity to previous levels. Delays in reinitiating production due to unanticipated facility problems, personnel training issues or equipment problems could have an adverse effect on the Company's ability to support product demand. The Company may encounter difficulties in scaling up production of the NCP System if demand increases, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. If the Company is unable to achieve and maintain commercial-scale production capability with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to maintain FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         FORWARD LOOKING STATEMENTS. Certain statements contained in this document and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which indicate current expectations of future events. Such statements can generally be identified by the use of terminology such as "expect," "may," "will," "intend," "anticipate," "believe," "estimate," "could," "possible," "plan," "project," "forecast" and similar expressions. The Company's forward-looking statements generally relate to its growth strategies, financial results, reimbursement programs, product acceptance progress, regulatory approval programs, manufacturing processes and sales and marketing efforts. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties. Consequently, no forward-looking statements can be guaranteed and actual outcomes may vary materially.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on January 28, 1999. The results of the voting were as follows:

         Proposal 1:       Election of the Board of Directors of the Company.

                   NOMINEE                VOTES FOR      VOTES WITHHELD
         -----------------------------  -------------  ------------------
         Robert P. Cummins                14,259,361         90,277
         Reese S. Terry, Jr.              14,263,838         85,800
         Thomas A. Duerden, Ph.D.         14,264,013         85,625
         Stanley H. Appel, M.D.           14,278,313         71,325
         Tony Coelho                      14,259,172         90,466
         Michael J. Strauss, M.D.         14,279,813         69,825

         Proposal 2:       Ratification of Arthur Andersen LLP as the
Company's independent accountants for the fiscal year ending June 30, 1999.

                  Votes For:                         14,317,853
                  Votes Against:                         15,320
                  Votes Abstaining:                      16,465

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


                        CYBERONICS, INC.
                        Registrant


                        BY:      /s/ PAMELA B. WESTBROOK
                                 ------------------------------------------
                                 Pamela B. Westbrook
                                 Vice President, Finance and Administration
                                 and Chief Financial Officer (principal
                                 financial and accounting officer)




Dated:  May 17, 1999