Form 10-K
period 1999-06-30
CYBERONICS INC
filed 1999-09-27
CIK 864683

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K
(MARK ONE)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: June 30, 1999

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission File Number 0-19806
                                   -----------
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

       Registrant's telephone number, including area code: (281) 228-7200
                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

                                   -----------


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

Yes [X] No [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1999, was, based upon the last sales price reported for such date on the Nasdaq National Market, approximately $223 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         At August 31, 1999, registrant had outstanding 17,614,983 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

               No documents are incorporated by reference herein.

================================================================================

                                                   TABLE OF CONTENTS
PART I...............................................................................................................    1

         ITEM 1. BUSINESS............................................................................................    1
         ITEM 2. PROPERTIES..........................................................................................   12
         ITEM 3. LEGAL PROCEEDINGS...................................................................................   13
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................   13

PART II..............................................................................................................   13

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................   13
         ITEM 6. SELECTED FINANCIAL DATA.............................................................................   13
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............   14
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................   23
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................   23

PART III.............................................................................................................   23

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................   23
         ITEM 11. EXECUTIVE COMPENSATION.............................................................................   26
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................   27
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................   29

PART IV..............................................................................................................   29

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................   29


                                     PART I


ITEM 1   BUSINESS

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

OUR COMPANY

         We design, develop, manufacture and market the NeuroCybernetic Prosthesis, or NCP(R) System, an implantable medical device for the treatment of epilepsy and other debilitating neurological disorders. On July 16, 1997, we received approval from the United States Food and Drug Administration, also referred to as the FDA, to market the NCP System in the United States as an adjunctive therapy for reducing the frequency of seizures in patients over twelve years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We have also received regulatory approval to sell the NCP System in Canada, Europe and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to patient age. We have completed a total of seven clinical studies, including five controlled acute phase studies involving over 450 patients, a long-term multi-year follow-up study involving 253 patients and a mortality study. To date, over 4,500 patients have accumulated in excess of 3,000 patient years of treatment experience with the NCP System.

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

         It is estimated that over 1.8 million individuals are currently being treated for epilepsy in the United States, with over 117,000 new cases diagnosed each year, and that there are in excess of three million individuals being treated for epilepsy in Western Europe and Japan, with over 210,000 new cases diagnosed each year. In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 20% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. The medical, psychological, sociological and financial implications of refractory epilepsy can be profound for individuals and their families. Seizures can be severely debilitating and may result in major irreversible morbidity which consist of lasting complications or side effects. Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness, and death as the result of severe seizures. Personal implications of epilepsy may include suffering the side effects of antiepileptic drugs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver's license.

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

         Drug Therapy. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. There are ten drugs predominately used for the treatment of epilepsy which are used either alone or in combination. Lack of patient compliance, which is typical of chronic drug therapy, inherently reduces the efficacy of a drug therapy regimen. In addition, side effects are common with antiepileptic drugs. Side effects range from debilitating central nervous system conditions such as drowsiness, confusion and cognitive impairment to life-threatening hematologic reactions or liver failure. Women taking antiepileptic drugs are more likely to bear infants with birth defects than the general population. Children receiving antiepileptic drug therapy often experience learning difficulties. Six of the ten antiepileptic drugs have received FDA approval since 1993. While each of these newer antiepileptic drugs demonstrates some efficacy or tolerability benefits when compared with older antiepileptic drugs, we believe that none of these newer antiepileptic drugs appear to provide significantly improved clinical outcomes.

         Surgical Treatment. When drug therapy is not effective, the other traditional treatment alternative has been surgical removal of the portion of the brain where seizures originate. Surgical treatment of epilepsy has been proven safe and beneficial for a limited number of patients. Only approximately 2,000 epilepsy surgeries are performed per year in the United States. We believe that the low number of surgeries is attributable to several factors, including: the extensive evaluation and testing required to screen candidates for surgery and to localize the source of the seizures; the risks of morbidity and mortality associated with brain surgery; the uncertainty of long-term benefits; the non-reversible nature of the procedure; and the cost of evaluation, testing and surgery, which is reported to be approximately $60,000 in many cases.

THE CYBERONICS SOLUTION

         Our FDA approved NCP System is the only currently approved medical device alternative for treating epilepsy. The NCP System delivers an electrical signal through an implantable lead to the left cervical vagus nerve in the patient's neck on a chronic, intermittent basis. Stimulation may also be initiated by the patient (or caregiver) with a hand held magnet.

         We believe that a successful new therapy for refractory epilepsy should be clinically proven as effective, provide significant seizure control, be safe and tolerable with few side effects, provide long-term benefits and be easy for the physician to prescribe and for the patient to use. Based on the results of our preclinical studies, mechanism of action research and seven human clinical trials, we believe that the NCP System meets these criteria as described below.

         Clinically Proven. To date over 4,500 patients have accumulated in excess of 3,000 patient years of treatment experience with the NCP System. On July 16, 1997, the NCP System was approved by the FDA for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to antiepileptic drugs. The product is approved for the broader indication of refractory epilepsy in Canada, the European Union and other Asian markets.

         Significant Seizure Control. In our two randomized, parallel, double blind active control studies, the treatment groups reported a mean seizure reduction of approximately 24% and 28% during the three month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity.

         Well-tolerated Side Effects. The side effects associated with the NCP System are generally mild, localized and related to the period of time in which stimulation is activited. They include hoarseness, coughing, a feeling of shortness of breath and throat pain. The NCP System has not been associated with the debilitating central nervous system side effects which frequently accompany antiepileptic drugs. Additionally, over time, a significant percentage of patients continued to use the therapy attesting to its tolerability.

         Long-term Efficacy. Long-term follow-up data, although derived from an uncontrolled protocol, on the 253 patients in our first four studies suggest that efficacy is maintained and, for many patients, improves over time when the NCP System is used as an adjunctive therapy with drugs as part of a patient's optimized long-term treatment regimen. Analysis of this pooled data showed that the median percent seizure reduction increased from 17% in the first three months to 44% after 18 months of treatment. We believe that this data supports other anecdotal evidence of long-term efficacy.

         Easy to Use. The implantation procedure is a straightforward, fully reversible procedure which takes between 30 minutes and two hours, does not involve the brain and has been performed by surgeons with a variety of specializations. Additionally, the NCP System does not interact with existing therapies and, because the NCP System provides therapy without patient (or caregiver) administration, full compliance is assured. Moreover, a patient can use a magnet to temporarily override the pre-programmed stimulation cycle to activate on-demand therapy if the patient senses the onset of a seizure. The NCP System implantation is fully reversible for patients who elect to discontinue treatment.

VAGUS NERVE STIMULATION WITH OUR NCP SYSTEM

         The NCP System is a proprietary, integrated system consisting of an implantable device that delivers an electrical signal to an implantable lead which is attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism of action research suggest that intermittent stimulation of the left vagus nerve in the neck activates a number of structures and increases blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in blocking seizures and results in persistent or carryover antiepileptic effects which increase with chronic intermittent stimulation.

         The NCP System consists of the NCP Pulse Generator, the Bipolar Lead, the programming wand and software and the tunneling tool. The NCP Pulse Generator and Bipolar Lead are surgically implanted in a procedure which takes from 30 minutes to two hours, during which time the patient is under general or local anesthesia. The NCP Pulse Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The Bipolar Lead is connected to the NCP Pulse Generator and attached to the vagus nerve in the lower left side of the patient's neck. The patient is generally admitted to the hospital the day of surgery and discharged the same or following day.

         The NCP System delivers vagus nerve stimulation therapy on a chronic, intermittent basis. The initial standard stimulation parameters that we recommend are a 30 second period of stimulation which we refer to as ON time, followed by a five minute period without stimulation which we refer to as OFF time. To optimize patient treatment, the pulse width, output current, signal frequency and stimulation duration and intervals of the NCP Pulse Generator can be noninvasively programmed and adjusted by the treating physician with a personal computer using our programming wand and software. In addition, the patient can use a small, hand held magnet which is provided with the NCP Pulse Generator to manually activate or deactivate stimulation. On-demand therapy can be useful for those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures.

         NCP Pulse Generator. The NCP Pulse Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The NCP Pulse Generator employs a battery which has an expected life of approximately six years at standard stimulation parameters. Upon expiration of the battery, the NCP Pulse Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia.

         Bipolar Lead. We have licensed a proprietary nerve lead to convey the electrical signal from the NCP Pulse Generator to the vagus nerve. The lead incorporates patented electrodes which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead's two electrodes and anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest where it is attached to the NCP Pulse Generator. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

         Programming Wand and Software. Our proprietary programming wand and software are used to transmit programming information from a personal computer to the NCP Pulse Generator via electromagnetic signals. These products are compatible with both Pentium and non-Pentium based platform personal computers. Programming capabilities include modification of the NCP Pulse Generator's programmable parameters (pulse width, output current, signal frequency and stimulation duration and interval), and storage and retrieval of telemetry data. The NCP programming wand can be connected to a standard personal computer using a serial connector.

         Tunneling Tool. The tunneling tool is a single use disposable surgical tool designed to be used during surgical placement of the Bipolar Lead. The tool is used for subcutaneous tunneling of the lead assembly between the nerve site in the neck and the NCP Pulse Generator site in the chest.

         Accessory Pack. On December 18, 1998, we received market clearance from the FDA and its European Notified Body, or KEMA, for the Model 500 NCP Accessory Pack, which includes one Pulse Generator resistor assembly used to test the function of the device prior to implantation, four NCP Bipolar Lead tie-downs, one hex screwdriver, two setscrews and setscrew plugs.

          The NCP System implant procedure, including device costs, hospital charges and physician fees, costs between $13,000 and $30,000. The current list price for the NCP System is approximately $9,100.

STRATEGY

         Our objective is to transition vagus nerve stimulation from being considered a revolutionary new therapy into being considered a primary adjunctive standard of care for treating patients who suffer from refractory partial seizures as well as to develop other indications for vagus nerve stimulation covered by our method patents. Our strategies to achieve our objective are as follows:

Expand product acceptance in the United States

         We market and sell the NCP System in the United States through a multidisciplinary direct sales force that targets the physicians, nurse clinicians, hospital administrators and payors providing care for, and patients suffering from, epilepsy. In order to create physician awareness and patient demand, we use a multi-faceted marketing approach that includes clinician symposia, ongoing physician awareness and training programs, education and support of patient advocacy groups such as the Epilepsy Foundation of America, reimbursement hotline support, publication of peer-reviewed scientific articles concerning the NCP System and our clinical trials, and dissemination of public information regarding the benefits of the NCP System for patients suffering from epilepsy.

Expand Reimbursement By Third-party Payors

         We believe that significant market acceptance of the NCP System for the treatment of epilepsy or other indications will require that the treatment be eligible for reimbursement from government and private health care payors both within and outside the United States. We have gained coverage recommendations from Health Care Administration or HCFA, Blue Cross and Blue Shield, CHAMPUS/Tricare, Kaiser, a number of State Medicaid agencies and numerous other payors. We are also in the process of seeking additional coverage recommendations and appropriate payment levels from these and other third party payors. We believe that hospitals will gain adequate reimbursement for the NCP System based on the compelling safety and efficacy of the NCP System, the debilitating nature and annual cost of treating refractory epilepsy, and the efficacy and cost of alternative treatments.

Expand Range of Treatable Indications

         We believe that additional epilepsy types, as well as severe neurological disorders outside the field of epilepsy, including movement disorders such as essential tremor and Parkinson's disease, depression, chronic pain and migraine headaches, may be amenable to treatment by vagus nerve stimulation with the NCP System. We have been granted method patents relating to the use of vagus nerve stimulation for the treatment of these and certain other neurological disorders, and we plan to establish a program to discover and develop new applications for the NCP System both within and outside the field of epilepsy. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with refractory chronic or recurrent severe depression. On July 26, 1999, the FDA granted expedited review status for a future premarket application approval for our NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We expect to expend considerable resources expanding and completing the pilot study and launching a multicenter, pivotal safety and efficacy study of the NCP System in patients with depression during fiscal 2000.

MARKETING AND SALES

         United States. The NCP System was approved for sale in the United States on July 16, 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to antiepileptic drugs. We market and sell our products through a direct sales force in the United States. As of August 31, 1999 our United States sales team consisted of three area directors, sixteen territory managers, six sales representatives and seventeen clinical specialists all of whom have significant medical device sales or epilepsy clinical experience. As of August 31, 1999, the United States marketing team consisted of a Vice President, Marketing, five corporate marketing personnel, eight regional marketing personnel and eight reimbursement specialists.

         Our sales and marketing plan focuses on creating widespread awareness and demand for the NCP System among neurologists, surgeons and nurse clinicians involved in the treatment of patients with epilepsy, third party payors who pay for such treatment and patients and their families whose lives are affected by epilepsy. To reach each of these groups, we are using a multidisciplinary sales force consisting of territory managers experienced in medical device sales, clinical specialists with nursing experience in epilepsy, reimbursement specialists experienced in obtaining third party coverage and payments for new medical technologies and regional marketing teams experienced in peer to peer marketing programs. In addition to our direct selling activities, we facilitate and support peer to peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the NCP System with others.

         International. Although we obtained approval to CE Mark the NCP System and to sell it in the member countries of the European Union in June 1994, in the past, we focused our resources and efforts primarily on the clinical trials necessary to gain FDA approval to sell the NCP System in the United States. During fiscal 1998, we began to expand our international presence and as of August 31, 1999, our international sales and marketing organization consisted of eight full time employees and a number of independent distributors. In countries where the NCP System has market approval, it is broadly approved for all types of refractory epilepsy without discrimination based on age.

         The NCP System is currently sold by a direct sales force in Germany, France, Austria, Switzerland, Belgium and the United Kingdom. As of August 31, 1999, we had distribution agreements with independent distributors covering a number of other countries, principally in Europe. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. We intend to seek additional regulatory and reimbursement approvals in the future in those major markets where the NCP System is not yet approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, we are working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the NCP System if such approvals are obtained. The Japanese clinical trial began in July 1993. In February 1998, our Japanese distributor submitted the results of this study, along with our other clinical trial data, to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

MANUFACTURING AND SOURCES OF SUPPLY

         Our manufacturing operations are required to comply with the FDA's Quality System Regulations, commonly referred to as QSR, which incorporates the agency's former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, we are subject to the compliance requirements of ISO 9001 and 9002 certification and CE Mark directives. We are audited on a semiannual basis for such compliance.

         The NCP Pulse Generator, which is similar in design and manufacture to a cardiac pacemaker, is comprised of two printed circuit boards and a battery which are hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards by a contract manufacturer using surface-mount technology. The boards are then shipped to us for assembly and testing. The assembled electronics are then placed in a titanium case which is either laser welded by us or shipped to a third-party for laser welding and returned to us. An epoxy header to which the Bipolar Lead connects is added to all sealed cans at our facilities. All finished product is subject to final functional release testing prior to being sterilized by a third party vendor.

         We have a limited history of operations that, to date, has consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations, for two years of commercial sales activities in the United States and for commercial sales activities in international markets. We do not have experience manufacturing the NCP System in the volumes that will be necessary to support expected product demand. If we are unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to maintain FDA and other governmental approvals, our ability to deliver products on a timely basis could be significantly impaired.

         We currently rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require qualification of alternative sources or, if no such alternative sources are identified, product design changes. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Although we believe that any such changes will be made without disruption, any extended delays in or inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions. Any supply or manufacturing interruption could significantly harm our business.

PRODUCT DEVELOPMENT

         Our product development efforts are directed toward improving the NCP System and developing new products which provide additional features and functionality. Product development programs that are underway include ongoing improvements to the NCP Pulse Generator, such as reduced size and increased battery life. These and other longer term development activities are expected to be technically challenging and may not result in marketable products. We will be required to file for the appropriate United States and international regulatory approvals, and may require clinical trials, in connection with the introduction of improved and new products.

COMPETITION

         We believe that in the field of refractory epilepsy existing and future antiepileptic drugs are and will continue to be the primary competition for our NCP System. We may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's disease. We could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than us and have obtained third-party reimbursement approvals. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete.

         We believe that the primary competitive factors within the epilepsy treatment market are the efficacy and safety of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement and product reliability. We also believe that the NCP System compares favorably with competitive products as to these factors.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         Proprietary protection for our products is important to our business. We maintain a policy of seeking method and device patents on our inventions, acquiring licenses under selected patents of third parties, obtaining copyrights on our software and other copyrightable materials and entering into invention and proprietary information agreements with our employees and consultants with respect to technology which we consider important to our business. We also rely upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

         We entered into an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder of and consultant to us, pursuant to which we have licensed three United States method patents (and such international counterparts as have been or may be issued) covering the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The License Agreement runs for the term of licensed patents. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3% of net sales for the remaining term of the licensed patents.

         We entered into a license agreement with Huntington Medical Research Institute pursuant to which we have licensed two United States patents (including their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement and our patented disorders. Pursuant to the license agreement, we are obligated to pay the licensor a royalty of 1% of net sales of NCP Systems using the licensor's standard lead (which includes our bipolar lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. We also agreed to pay minimum royalties of $35,000 for each fiscal year for the life of the licensed patents.

         In addition to the license agreements, as of August 31, 1999, we had United States patents and patent applications pending covering various aspects of the NCP Pulse Generator circuits, electrode designs, methods of automatic seizure detection and various therapeutic applications of vagus nerve stimulation. In addition to movement disorders, other method patents cover the fields of eating disorders, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, including depression, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. In September 1997, we filed for a limited extension of the term of one of the medical device and method patents under which it is licensed from Dr. Zabara. As a result of that filing, the expiration date for the epilepsy and movement patent has been determined to be 2010. We have filed a Request for Revision of Regulatory Review with the FDA to extend the patent an additional year. We have filed counterparts of certain of our key United States patent applications in certain key international jurisdictions.

         We cannot assure you that patents will be issued from any of the remaining applications or, that if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection of our technology. In addition, we can not assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us. Notwithstanding the scope of the patent protection available to us, a competitor could develop other methods of controlling epilepsy by stimulation which do not involve the vagus or other cranial nerves, the stimulation of which is patent protected, or which use electrodes which are not covered by the licensed patents.

         We believe that the licenses described above provide us with protection in the United States in the field of cranial nerve stimulation, including vagus nerve stimulation for the control of epilepsy, depression, movement disorders, including Parkinson's disease and essential tremor, and additional indications for which method patents have been issued. The protection offered by the licensed international patents is not as strong as that offered by the licensed United States patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. In addition, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how or to defend us against claims of infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Litigation could be costly and divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the NCP System, any of which could severely harm our business. We are not currently a party to any patent litigation or other litigation regarding proprietary rights and are not aware of any challenge to our patents or proprietary rights.

GOVERNMENT REGULATION

         The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the United States by federal agencies, primarily the FDA, and by comparable state agencies. In the United States, the NCP System is regulated as a medical device and is subject to FDA's premarket approval requirements. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into three classes, class I, II or III. New class III devices, such as the NCP System, are subject to the most stringent FDA review, and require submission and approval of a premarket application before commencement of marketing, sales and distribution in the United States.

         In July 1997, we received FDA approval to market the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. While we have satisfied FDA's requirements to commence domestic sales of our product, we continue to be subject to FDA's ongoing requirements to maintain regulatory compliance. Additionally, pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct clinical follow-up on a total of 50 patients during the first five years of stimulation and to monitor the safety and tolerability of the NCP System. In addition, we have been required by the FDA to continue to provide information about which patients benefit most from the device as well as information on any deaths that occur in patients who have the device implanted. The FDA may raise additional concerns in the future, accordingly, our business is critically dependent upon ongoing compliance with FDA regulations and requirements.

         In July 1999, the FDA granted Expedited Review status for a future premarket application for our NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We expect to expand and complete a pilot study and launch a pivotal safety and efficacy study of the NCP System in patients with depression late in fiscal 2000 or early fiscal 2001. We may not be granted the necessary approvals to conduct our planned studies on a timely basis or at all, and delays in receipt or failure of the necessary approvals could harm our ability to market our NCP System for this indication, which could harm our business, financial condition and results of operations.

         We will be required to obtain FDA approval of a new premarket application or premarket application supplement before making any change to the NCP System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New premarket applications and premarket application supplements generally require submission of information needed to support the proposed change and often require additional clinical data. If clinical data is required for a new indication, the FDA can additionally require review of the results of a clinical study by one of their Advisory Panels. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, we could be required to obtain the FDA's approval of an investigational device exemption, or IDE, before beginning such testing. We intend to sponsor additional clinical trials of the NCP System in the United States, for additional epilepsy indications and for non-epilepsy central nervous system disorders. We believe that we will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards, also referred to as IRBs, established pursuant to FDA regulations. We may be unable to obtain any required FDA or IRB approvals for such clinical trials, or to complete the studies in a timely manner. Further, the information obtained may not be sufficient to support the filing of a new premarket application or premarket application supplement for the proposed changes. Any of these events would prevent us from obtaining approvals to market our product for the indications which could harm our business.


         We are required to register, and have registered, as a medical device manufacturer with the FDA and state agencies and to list our products with the FDA. Our facilities are subject to inspection on a routine basis by the FDA for compliance with the FDA's QSR and other applicable regulations. QSR imposes procedural and documentation requirements upon us with respect to product designs, manufacturing, testing, control, process validation and similar activities. As of August 31, 1999, we have been the subject of an FDA pre-approval and three post-approval site inspections, all of which were completed with no deficiencies noted. Additionally, we have voluntarily agreed to participate as a pilot site for FDA's new Hazard Analysis and Critical Control Points inspection process. As part of this process, and in addition to requirements for routine inspections, we have undergone two separate inspections by the FDA, neither of which resulted in any adverse finding against us. However, future inspections could result in adverse findings which could harm our ability to manufacture and market our NCP System, which would significantly harm our business.

         In addition, our products are covered by FDA regulations for implantable medical devices that require us to comply with certain specific record keeping, reporting, product testing, design, safety and product labeling requirements. Under these regulations, we are required to file Medical Device Reports with the FDA for product malfunctions or where our device causes or contributes to a death or serious injury. Through August 31, 1999, we have filed nineteen such reports, eight of which were filed during fiscal 1999. New regulations governing such matters as device tracking and post-market surveillance also apply to the NCP System. The FDA also actively enforces regulations prohibiting marketing of products for non-indicated uses. The advertising of most FDA-regulated products, including our NCP System, is also subject to Federal Trade Commission jurisdiction and we are also subject to the Occupational Safety and Health Administration and other governmental entities.

         Clinical testing, manufacture and sale of our products outside of the United States are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States, and which vary from country to country. In order to market and sell our product internationally, we must obtain ISO 9001 and 9002 certification, which is similar to the FDA's QSR, and comply with CE Mark directives. We are audited on a semiannual basis for compliance with these certifications and directives. We have obtained several foreign governmental approvals, including the approval to use the European Union CE Mark, and have applied for additional approvals. However, we may not be granted the necessary approvals, including approval of new premarket applications or supplements to existing premarket applications for the NCP System, on a timely basis or at all. Delays in receipt or failure to receive these approvals, or the withdrawal of previously received approvals, could harm our international operations and our business.

         Changes in existing requirements or the adoption of new requirements could significantly harm our ability to comply with regulatory requirements. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions.

THIRD-PARTY REIMBURSEMENT

         Our ability to commercialize the NCP System successfully will depend in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System, and associated procedures and services, and to provide reimbursement at adequate levels for the costs of the NCP System and the related services.

         In deciding to cover a new therapy, third-party payors base their initial coverage decisions on several factors including, but not limited to, the status of the FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. We have implemented a program to provide third-party payors with the clinical and regulatory information that they will need to reach coverage decisions, both by sending materials directly to the payors and by assisting hospitals and physicians in their interactions with the payor. However, these third-party payors may stop viewing us and our NCP System as favorably as in the past with respect to any of the above factors, which may impede us from obtaining favorable coverage decisions on a timely basis, or at all. A failure to continue to receive favorable coverage decisions for the NCP System in a timely manner could deter patients and their physicians from using our products and could significantly harm our business.

         Once a favorable coverage determination is made with respect to a product, payors must determine the level of reimbursement for the product and related therapy and procedures. In making decisions about reimbursement amounts, third-party private payors typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms including, but not limited to, discounted charges, per diem amounts, resource-based payment scales and reimbursed costs. Those mechanisms have provided payment levels for many other implantable devices that have been adequate to allow device use and commercial success. Assuming that most payors determine to cover the NCP System and related services, we have found that many of these same payment mechanisms have provided reimbursement levels for the NCP System and related services that physicians and hospitals view as adequate to support use of the NCP System.

         We believe that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare uses a system that reimburses hospitals based on their costs. We believe that those payments generally are adequate. For in-patient implants, Medicare uses a fixed-payment method which is based on Diagnosis Related Groups or DRGs. Under current DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or coexisting severe medical problems, also referred to as comorbidities. The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. We believe that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. Medicare uses a resource-based relative value scale to pay for physicians' services. We believe that the relative value scales for the surgeons and physicians involved in the implantation and interrogation and reprogramming of the NCP System provide adequate reimbursement for these physicians' services.

         We have growing experience in seeking and successfully obtaining coverage and payment approvals from third-party payors, but we cannot be certain that we will be successful in achieving or maintaining coverage or adequate reimbursement levels. If we are unsuccessful in achieving coverage or adequate reimbursement levels or if hospitals or physicians view their payments as inadequate, then patients, physicians and hospitals could be deterred from using the NCP System, which could severely harm our business.

         In June 1994, we were granted approval to use the CE Mark and to market the NCP System in the European Union. We are continuing to pursue appropriate reimbursement approvals in European Union member countries. We believe that significant sales volume will be difficult to generate without appropriate reimbursement approvals. We cannot be certain when or whether such reimbursement will be obtained in any of the European Union countries or, if obtained, whether the levels of reimbursement will be sufficient to enable us to sell the NCP System on a profitable basis.

PRODUCT LIABILITY AND INSURANCE

         The manufacture and sale of our products entail the risk of product liability claims. Although we maintain product liability insurance, coverage limits may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business, results of operations and financial condition.

EMPLOYEES

         As of August 31, 1999, we had 240 full-time employees, including 10 in engineering or product development, 15 in clinical and regulatory affairs, 117 in manufacturing and quality assurance, 62 in sales and marketing and 36 in administration. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

CAUTIONARY FACTORS

         A number of statements contained in this document and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. Accordingly, they are considered "forward-looking" statements which indicate current expectations of future events. These statements can generally be identified by the use of terminology such as "expect", "may", "will", "intend", "anticipate", "believe", "estimate", "could", "possible", "plan", "project", "forecast", and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties. Consequently, no forward-looking statements can be guaranteed and actual outcomes may vary materially.

ITEM 2  PROPERTIES

         We lease approximately 55,000 square feet of office and manufacturing space in Houston, Texas through December 2002, approximately 13,500 square feet of manufacturing space in Webster, Texas through October 1999, and a sales office in Brussels, Belgium through October 1999. We are currently in the process of negotiating a lease in Brussels which will terminate in 2001. We believe that these leased facilities will be adequate to meet our needs at least through June 30, 2000.

ITEM 3  LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is quoted on the Nasdaq National Market under the symbol "CYBX." The high and low sale prices for our Common Stock during fiscal 1999 and 1998 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.



                                                                                              HIGH            LOW
                                                                                            --------        -------
         FISCAL YEAR ENDED JUNE 30, 1998
         First Quarter............................................................          $  16.50        $  5.88
         Second Quarter...........................................................          $  16.50        $ 10.25
         Third Quarter............................................................          $  32.63        $ 13.50
         Fourth Quarter...........................................................          $  32.88        $  9.88
         FISCAL YEAR ENDED JUNE 30, 1999
         First Quarter............................................................          $  17.00        $  5.63
         Second Quarter...........................................................          $  14.38        $  4.50
         Third Quarter............................................................          $  13.63        $  7.13
         Fourth Quarter...........................................................          $  14.94        $  7.31


         The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of our Common Stock has in the past been, and may in the future be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the NCP System, product and component supply issues, government approval status, fluctuations in our operating results, announcements of technological innovations or new products by our competitors, changes in estimates of our performance by securities analysts, failure to meet securities analysts' expectations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or others may have a significant effect on the market price of the Common Stock. In addition, the price of our stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to our operating performance.

         As of August 31, 1999, there were 274 stockholders of record.

         We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors.

ITEM 6  SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, Consolidated Financial Statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data as of June 30, 1999 and 1998 and for each of the years in the three-year period ended June 30, 1999 are derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The selected financial data as of June 30, 1997, 1996, and 1995 and for the years ended June 30, 1996 and 1995 are derived from audited financial statements not included herein.


                                                                                  YEAR ENDED JUNE 30,
                                                                                  -------------------
                                                      ------------    ------------     ----------    ----------        ---------
                                                           1999            1998           1997          1996              1995
                                                      ------------    ------------     ----------    ----------        ---------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales.................................           $ 29,927,476    $ 14,912,868    $  1,372,005    $  1,416,965      $   966,989

Cost of sales.............................              7,736,137       3,902,468         372,180         411,562          347,457
                                                     ------------    ------------    ------------    ------------      -----------
Gross profit..............................             22,191,339      11,010,400         999,825       1,005,403          619,532

Operating expenses:

   Selling, general and administrative....             29,585,570      19,781,268       5,933,852       3,420,111        2,906,589

   Research and development...............              6,724,106       7,391,426       6,549,474       8,024,502        5,678,024
                                                     ------------    ------------    ------------    ------------      -----------
     Total operating expenses.............             36,309,676      27,172,694      12,483,326      11,444,613        8,584,613

Interest income, net......................              1,465,549       1,976,792         436,813         423,044          688,909

Other (expense) income, net...............                115,236          10,790        (198,143)        (97,084)          37,362
                                                     ------------    ------------    ------------    ------------      -----------
Net loss..................................           $(12,537,552)   $(14,174,712)   $(11,244,831)   $(10,113,250)     $(7,238,810)
                                                     ------------    ------------    ------------    ------------      -----------
Basic and diluted net loss per share........         $      (0.72)   $      (0.88)   $      (0.93)   $      (1.06)     $     (0.79)
                                                     ------------    ------------    ------------    ------------      -----------
Shares used in computing basic and
diluted net loss per share................             17,503,169      16,104,922      12,030,171       9,513,038        9,218,008

CONSOLIDATED BALANCE SHEET DATA (AS OF YEAR END):

Cash, cash equivalents and marketable securities     $ 24,920,694    $ 38,037,343    $  8,123,456    $  2,201,962      $11,852,619

Working capital...........................             25,975,079      39,246,128       7,763,480       1,042,396        8,988,373

Total assets..............................             39,783,153      52,615,294      10,249,737       3,948,043       13,560,593

Accumulated deficit.......................            (75,879,266)    (63,341,714)    (49,167,002)    (37,922,171)     (27,808,921)

Common stockholders' equity...............           $ 33,448,445    $ 44,698,719    $  8,421,472    $  1,465,050      $11,443,555


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis together with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under the heading "Factors Affecting Future Operating Results" and in the "Business" section and elsewhere in this Form 10-K. Cyberonics undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

SUMMARY

         Cyberonics was founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating central nervous disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under an IDE from the FDA. We received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to antiepileptic drugs.

         We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and we also have permission to sell in certain other international markets. However, through fiscal 1996, we devoted only limited resources to marketing and sales activities internationally, and have been expanding our international presence through fiscal 1999. International sales of the NCP System have been limited to date.

         We are engaged in obtaining and expanding reimbursement approvals from the various health care provider systems in the United States and in key international markets. To date, the NCP System has been reimbursed by several payors in the United States and by a number of payment authorities in a limited number of international markets. We do not expect continued sales growth unless additional reimbursement approvals are obtained for the NCP System.

         From inception through July 1997, our primary focus was on obtaining FDA approval for the NCP System. Since inception, we have incurred substantial expenses, primarily for research and development activities which includes product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up. We have also made significant investments in recent periods in connection with the United States market launch of the NCP System and, to a lesser extent, in connection with efforts to expand our presence in international markets. We have not been profitable to date, and we expect to remain unprofitable through at least calendar 1999.

         For the period from inception through June 30, 1999, we incurred a cumulative net deficit of approximately $75.9 million. Moreover, we expect to continue to devote considerable financial resources to sales, marketing, administration and clinical programs through fiscal 2000 in an effort to promote market awareness and acceptance of the NCP System, establish corporate infrastructure and develop applications for the NCP System. We expect that there will be delays between the initiation of higher spending levels and increased revenues that may result from this increased spending. Moreover, once initiated, many of these expenses will be fixed in nature. As a result, if revenues do not increase substantially over the levels achieved in recent periods, we will continue to experience substantial operating losses, potentially at levels exceeding the levels experienced in recent periods, and the point at which we achieve profitability would be delayed beyond the current expectations of securities analysts. Furthermore, even if the levels of revenues increase substantially, we may still not achieve profitability when expected to do so or at all. Even if we become profitable, we may not be able to remain so in future periods.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the fiscal year ended June 30, 1999 increased to $29.9 million from $14.9 million and $1.4 million for the years ended June 30, 1999, 1998 and 1997, respectively. International sales were $3.6 million, $2.3 million and $1.3 million in fiscal 1999, 1998 and 1997, respectively, while domestic sales were $26.3 million, $12.6 million and $24,000 in the respective periods.

         The doubling of net sales in fiscal 1999 is primarily due to growth in the United States market. Prior to receiving FDA approval to market the NCP System in the United States in July 1997, the substantial majority of sales were derived from international markets where we had regulatory approval to sell the NCP System. Domestic sales in 1997 were limited exclusively to reimbursements related to our clinical trial activities. Sales in 1998 increased significantly due to the FDA approval and resulting U.S. launch of the NCP System. While we expect to conduct additional clinical trial activities in the United States and internationally and may seek reimbursement in connection with these studies, we do not expect reimbursement amounts to be significant in future periods. Future increases in net sales will depend upon increased market acceptance for the NCP System and upon expanding our reimbursement from third-party payors. We are devoting substantial resources to increasing the awareness and market acceptance of the NCP System, particularly in the United States. We believe, however, that there will be delays between sales and marketing activities and any resulting increase in sales. Furthermore, we expect to achieve lower, if any, quarter-to-quarter revenue growth in the first quarter of fiscal 2000 than experienced in recent quarters. We also cannot assure you that sales levels in subsequent periods will increase at the rates experienced in recent periods or at all.

         Gross Profit. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our gross margin was 74.2% for the year ended June 30, 1999, compared to 73.8% and 72.9% for fiscal 1998 and 1997, respectively. The increase in gross margin in fiscal 1999 is attributable primarily to the increase in net sales in the United States, which have higher gross margins than net sales in international markets. We are obligated to pay royalties at a rate of approximately 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between direct and international sales, direct and distributor sales, the NCP System's selling price, applicable royalty rates and the levels of production volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.6 million, or 98.9% of net sales, during the year ended June 30, 1999, as compared to $19.8 million, or 132.7% of net sales, during fiscal 1998 and $5.9 million, or 432.5% of net sales, during fiscal 1997. The increase in the absolute dollars of selling, general and administrative expenses in each year compared to the prior year was primarily due to sales and marketing activities focused on the United States market launch for the NCP System and to a lesser extent to the continued expansion of corporate infrastructure in response to the recent business expansion and movement of our headquarters to a new location. We began expanding our sales and marketing staff in late calendar 1996 to more actively pursue international sales and in early 1997 in anticipation of FDA approval and commercial sales activities in the United States. By the end of fiscal 1999, we had over 60 sales and marketing personnel up from 45 at the end of fiscal 1998 and 24 at the end of fiscal 1997. We also expect to continue to add administrative personnel in response to the recent and potential future business expansion, although at a much lower rate than fiscal 1999. Furthermore, we expect improvements in spending efficiencies which should reduce the rate of the year-to-year increase in future selling, general and administrative expenses as compared to the year-to-year increase experienced during fiscal 1999. However, we cannot assure you that we will achieve spending efficiencies or that selling, general and administrative expenses will not, in fact, continue to increase at a faster rate in fiscal 2000.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts, design efforts and expenses associated with conducting clinical trials and related regulatory activities. Research and development expenses were $6.7 million, or 22.5% of net sales, during the year ended June 30, 1999, compared to $7.4 million, or 49.6% of net sales, during fiscal 1998 and $6.5 million, or 477.4% of net sales, during fiscal 1997. The decrease in research and development spending in absolute dollars in fiscal 1999 as compared to fiscal 1998 is the result of improved absorption of production costs during fiscal 1999. This offsets additional costs associated with heightened levels of product design and development activity, manufacturing process improvement efforts and expanded clinical and regulatory activity. The increase in research and development spending in absolute dollars in fiscal 1998 as compared to fiscal 1997 reflects heightened levels of product design and development activity, manufacturing process improvement efforts and increased clinical and regulatory staffing in preparation for future clinical study activities. The significant decrease in these expenses as a percent of sales in each year is primarily the result of the increase in sales for the same periods. We intend to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy. Accordingly, we expect research and development expenses to increase in future periods depending primarily upon the level and timing of our clinical trial activity.

         Interest Income, Net. Net interest income totaled $1.5 million, $2.0 million and $437,000 during the years ended June 30, 1999, 1998 and 1997, respectively. Interest income decreased from fiscal 1998 to fiscal 1999 as a result of lower average cash and investment balances on hand. Interest income increased from fiscal 1997 to fiscal 1998 due to investment of the proceeds from a private placement of Common Stock completed in March 1997 and from our follow-on public equity offering completed in October 1997. We expect interest and other income to gradually decline in absolute dollars in future periods as we utilize our resources to fund future working capital requirements.

         Other (Expense) Income, Net. Other income (expense) totaled $115,000, $11,000 and $(198,000) during the years ended June 30, 1999, 1998 and 1997, respectively. For each of these years, other income (expense) consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income (expense) to fluctuate in future periods depending upon the mix between international and domestic business activities and upon fluctuations in currency exchange rates.

         Income Taxes. At June 30, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $61.7 million which expire during the years 2003 through 2019, and tax credit carryforwards of approximately $1.9 million for federal income tax purposes which expire during the years 2006 through 2019. Due to our net operating loss history, to date we have established a valuation allowance to fully offset our deferred tax assets, including those related to our carryforwards, resulting in no income tax benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through public and private placements of our securities. We had no short-or long-term borrowings outstanding at June 30, 1999, and had no credit facilities available at that time.

         During fiscal 1999, we used approximately $14.7 million in cash in operating activities. During the fiscal year, inventories increased to $5.2 million at June 30, 1999 from $2.1 million at June 30, 1998 as we built inventory levels in support of higher levels of manufacturing and sales volume. We also used approximately $1.7 million to purchase capital equipment for our administrative and expanded manufacturing facility. We received proceeds of approximately $1.4 million and $2.7 million in 1999 and 1998, respectively, related to the issuance of our shares in the form of stock options. During fiscal 1998, we raised approximately $47.7 million from the sale of Common Stock in a public equity offering. Our liquidity will continue to be reduced as amounts are expended to support continued growth in sales and manufacturing, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although we have no firm commitments, we expect to make capital expenditures of approximately $2.7 million during fiscal 2000, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

         We believe that our current resources will be sufficient to fund our operations at least through June 30, 2001, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our international and domestic sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         See Note 1 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

IMPACT OF YEAR 2000

         Many currently installed computer systems and software products were coded using two digits rather than four to define the applicable year. As a result these computer systems and software products have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, to send invoices, or to engage in similar normal business activities. Some computers may also not properly roll from year 1999 to year 2000, resulting instead with arbitrary dates such as January 4, 1980. Finally, computer systems and software products may fail to process accurately the leap year logic associated with the Year 2000.

         STATE OF READINESS AND CONTINGENCY PLANS

         We believe that the adverse impact of Year 2000 issues on our internal computer systems will not be material. Most of the personal computers and computer systems we use have been installed in the past three years as we have been growing our organization. We have also moved the remainder of our organization to a new facility in Houston, Texas, and have installed new equipment in connection with the relocation. We recently initiated a comprehensive review of all of our equipment and software, and found the incidence potential of Year 2000 issues to be minimal but not non-existent. We are in the process of defining and resolving all Year 2000 issues, which we expect to complete by the end of November 1999. We have also contacted each of our key material vendors and suppliers to determine if they have any Year 2000 compliance issues that have not been resolved, or may not be resolved in a timely manner. The results of these inquiries will lead into supplier contingency planning efforts during the last quarter of calendar 1999. Additionally, we recently contacted our major customers and informed them of our Year 2000 readiness plans and processes. All of our products are fully Year 2000 compliant with the exception of the programming software, which does not use dating in its processing calculations, but does use dating in its reporting functions. These reporting functions include a few non-therapy related reports that may produce more information than expected when database dates span the millennium. These reports in no way affect the programming of the implanted device, and are easily interpreted by users of the programming system. As such, the programming software has been designated Year 2000 ready, and no software updates are planned to address the small anomalies.

         In the past, we have, as a service to our customers, provided laptop computers which may be used to host the NCP System programming software. A variety of computer models have been shipped over several years, some of which are not compliant. During the last calendar quarter of 1999, we intend to initiate a program to communicate to our customers how they may test their laptops to determine their compliance state, and how they may reset internal dates or upgrade them if necessary.

         We plan to have an independent assessment of our Year 2000 plans, progress and documentation early in the last quarter of calendar 1999. The results of this independent assessment will be used to identify any remaining issues and assign resources as needed to ensure our readiness.

         COSTS OF YEAR 2000 COMPLIANCE

         We do not expect expenditures for upgrades and testing for Year 2000 issues of software used on internal systems to be material. To date, any such costs incurred have been in connection with the implementation of systems at our new facility and the purchase of equipment and software for our growing employee base. We estimate that we may need to upgrade some of our manufacturing databases and replace a small number of our older pieces of manufacturing test equipment. The costs of such activities are estimated to be under $100,000, including the independent assessment of our Year 2000 program. We expect to complete our testing, and any required upgrades by early fourth quarter calendar 1999. We also do not expect diversion of resources from other management information systems or manufacturing projects to significantly harm our business.

         RISKS OF YEAR 2000 NON-COMPLIANCE AND CONTINGENCY PLANS

         In the event of a failure of any software or other electronic devices used for our internal systems, we believe any resulting business disruption would not significantly impact our business because we believe alternative, less technologically advanced, systems are available.

         The costs of the modifications and the date on which we believe we will complete the Year 2000 modifications, if any, are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, we cannot assure you that these estimates will be achieved, and actual results could differ from those anticipated.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section and in the section of this Annual Report on Form 10-K entitled "Business", the following additional factors could effect our future results.

         We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA only for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for at least the next three years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We do not yet have approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression or any other indications. Our inability to commercialize successfully the NCP System will severely harm our business.

         We may not achieve market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 4,500 patients through June 30, 1999, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

         Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons including the extent to which our NCP System gains market acceptance, the timing of obtaining marketing approvals for our NCP System for other indications, the timing of any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

         Our current and future expense estimates are based, in large part, on estimates of future sales, which are difficult to predict. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected sales shortfall. If our expenses were not accompanied by increased sales, our results of operations and financial condition for any particular quarter would be harmed.

         We may be unable to obtain adequate third-party reimbursement on our product. Our ability to commercialize the NCP System successfully depends in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System and associated procedures and services and to reimburse at adequate levels for the costs of the NCP System and the related services we have in the United States or internationally. If we fail to achieve or expand favorable coverage decisions for the NCP System in a timely manner, patients and their physicians could be deterred from using the NCP System which could reduce our sales and severely harm our business.

         We may not be successful in our marketing and sales efforts, which could severely harm our business. We have only recently expanded our marketing and sales force for the United States market, and we cannot assure you that this expanded direct marketing and sales force will succeed in promoting the NCP System to patients, health care providers or third-party payors on a broad basis. In addition, due to limited market awareness of the NCP System, we believe that the sales process could be lengthy, requiring us to continue to educate patients, health care providers and third-party payors regarding the clinical benefits and cost-effectiveness of the NCP System. In certain international territories, we rely, and intend to continue to rely, upon independent distributors. We may not be able to recruit and retain skilled marketing and sales personnel or foreign distributors to support our marketing and sales efforts. Our failure to successfully market and sell our NCP System would severely impair our sales and our business.

         We have limited manufacturing experience and may not be able to ramp up our manufacturing to meet anticipated product demand. Our manufacturing activities to date have consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations, for two years of commercial sales activities in the United States and for commercial sales activities in international markets. We do not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. We may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. In addition, our manufacturing facilities must continue to comply with the FDA's QSR and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. If we are unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to maintain FDA and other governmental approvals, our ability to deliver products on a timely basis could be impaired which could severely harm our business.

         If our sole suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

         Our products may be found to have significant defects that could harm the human body and result in product recalls. The NCP System includes a complex electronic device and lead designed to be implanted in the human body. Component failures, manufacturing or shipping errors or design defects could result in an unsafe condition in patients. The occurrence of such problems or other adverse reactions could result in a recall of our products, possibly requiring removal and potentially reimplantation of the NCP System or a component of the NCP System. For example, in 1991, a failure of an NCP System caused permanent paralysis of one patient's left vocal cord. In addition, several patients experienced bipolar lead failures which, although not harmful to the patient, reduced the efficacy of the treatment and required lead replacement. Since the occurrence of these failures, changes have been made to our product designs and no similar failures have been reported. However in the future, we may experience similar or other product problems or may be required to recall products. Any product recall could severely harm our business, financial condition and results of operations.

         We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the NCP System and its improvements, and for vagus nerve stimulation therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming and we cannot assure you that patents will issue from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology, or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed United States patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.

         We may have to engage in litigation to protect our proprietary rights, or defend against infringement claims by third parties, causing us to suffer significant expenses or prevent us from selling our products. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the NCP System, any of which could severely harm our business.

         Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for our NCP System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies.

         In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business, financial condition or results of operations.

         If we fail to effectively manage our growth, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the NCP System in the United States, we have begun and intend to continue to significantly expand the scope of our operations, in particular in manufacturing and in marketing and sales. Such activities have placed, and may continue to place, a significant strain on our resources and operations. Our ability to effectively manage such growth will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business would suffer.

         We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the NCP System entails the risk of product liability claims. Our product liability coverage may not be adequate to cover any of these claims. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

         If we do not continue to comply with changing government regulations, we could lose our ability to market and sell our product. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the United States by federal agencies, primarily the FDA, and by comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the NCP System and for modified or future-generation products. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the NCP System could severely harm our ability to market and sell our current and future products and improvements.

         Our international operations are subject to risks not generally associated with commercialization efforts in the United States. We have recently begun to focus our marketing and sales activities in international markets. We may not be successful in increasing our international market sales or in obtaining reimbursement or any regulatory approvals required in foreign countries. The anticipated international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where the NCP System is sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and new laws or regulations may impair our ability to market and sell our products in those jurisdictions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-16 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of Cyberonics, their ages as of August 31, 1998, and certain additional information about them, are as follows:



NAME                                                   AGE      POSITION
-----------------------------------------              ---      -------------------------------------------------------------
Robert P. Cummins........................               45      President and Chief Executive Officer
Reese S. Terry, Jr.......................               57      Chairman of the Board, Executive Vice President and Secretary
Pamela B. Westbrook......................               41      Vice President, Finance and Administration and Chief
                                                                Financial Officer
William H. Duffell, Jr., Ph.D............               39      Vice President, Clinical and Regulatory Affairs
Shawn P. Lunney..........................               36      Vice President, Marketing
Stanley H. Appel, M.D....................               66      Director
Tony Coelho..............................               57      Director
Thomas A. Duerden, Ph.D..................               69      Director
Michael J. Strauss, M.D..................               46      Director
Alan J. Olsen.............................              52      Director


         Mr. Cummins became a director of Cyberonics in June 1988. He was appointed President and Chief Executive Officer of Cyberonics in September 1995. Until September 1995, he was also a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Until July 1998, Mr. Cummins was also a director of Sigma Circuits Inc., a manufacturer of electronic interconnect products.

         Mr. Terry co-founded Cyberonics in December 1987 and served as a Director and Chief Executive Officer of Cyberonics until February 1990, when he became Chairman of the Board and Executive Vice President. Mr. Terry has also served as Secretary of Cyberonics from its inception and as President of Cyberonics for four months in 1995. From 1976 to 1986, Mr. Terry held executive positions with Intermedics, Inc., a medical device and electronics company, including serving as Vice President of Engineering, Vice President of Corporate Technical Resources and, most recently, as Vice President of Quality.

         Ms. Westbrook joined Cyberonics as Vice President, Finance and Administration and Chief Financial Officer in October 1998. From April 1998 to October 1998, she served as Chief Financial Officer for Physicians Resource Group, an ophthalmic physician practice management company. Prior to that, from November 1986 to March 1998, Ms. Westbrook worked for SulzerMedica, a leading manufacturer of implantable medical devices including pacemakers, heart valves and orthopedic implants. Most recently, Ms. Westbrook was Vice President, Finance for SulzerMedica, and Vice President, Controller for Sulzer Cardiovascular Prosthesis Division.

         Dr. Duffell joined Cyberonics as Vice President, Regulatory and Clinical Affairs in May 1995. Prior to joining Cyberonics, Dr. Duffell held the position of Director, Regulatory Affairs and Quality Assurance with Bristol-Myers Squibb Companies from April 1991 until May 1995, where his responsibilities included the areas of regulatory affairs, quality assurance and clinical research in both corporate and divisional capacities. From March 1987 to March 1989, Dr. Duffell served as Senior Manager, Regulatory Affairs and Clinical Research with Dornier Medical, Inc., a manufacturer of extracaporial shock-wave lithotriptors and related gastrointestinal and urological products.

         Mr. Lunney joined Cyberonics in April 1991 and served in various sales, marketing and reimbursement planning positions until May 1996, when he became Vice President, Marketing. Prior to joining Cyberonics, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer from December 1985 to April 1991.

         Dr. Appel has been a director of Cyberonics since December 1996 and the chair of Company's Scientific Advisory Board since its formation in 1994. Since 1977, Dr. Appel has been Chairman of the Department of Neurology, Baylor College of Medicine.

         Mr. Coelho has been a director of Cyberonics since March 1997 and an independent business consultant since June 1998. From October 1996 to June 1998, Mr. Coelho was the Chairman and Chief Executive Officer of ETC w/tci, the Washington-based education, training and communications subsidiary of Tele-Communications, Inc. From January 1990 to September 1995, Mr. Coelho served as the President and Chief Executive Officer of Wertheim Schroder Investment Services, Inc., an asset management firm, and from October 1989 to September 1995, he served as Managing Director of Wertheim Schroder and Co., an investment banking firm. Mr. Coelho served in the United States House of Representatives from California from 1979 to 1989, and served as House Majority Whip from 1986 to 1989. Mr. Coelho is also on the Board of Directors of Pinnacle Global Group, Inc., a public holding company, Service Corporation International, a funeral service corporation, and IFC Kaiser International, an engineering and project, construction, and program management service provider.

         Dr. Duerden has been a director of Cyberonics since March 1989 and an independent business consultant since January 1990. Since 1997, Dr. Duerden has been a non-executive Director of PathSource, a privately held company which is bringing together formerly independent laboratories. From December 1988 through January 1990, Dr. Duerden served as Chairman of the Board and Chief Executive Officer of Tonometrics, Inc., a medical diagnostic device company. From 1979 through 1988, Dr. Duerden served as Chairman and Chief Executive Officer of Electro Biology, Inc., an orthopedic device company.

         Dr. Strauss has been a director of Cyberonics since March 1997. He is an internist and health policy consultant. In 1988, Dr. Strauss co-founded Health Technology Associates, Inc., now known as Covance Health Economics and Outcomes Services Inc., a consulting and research services firm specializing in third-party payor issues, and currently serves as Executive Vice President. He also is on the Board of Directors of Endocare, Inc. and on the Medicare Coverage Advisory Committee.

          Mr. Olsen has been a director of Cyberonics since June 1999. He has over twenty-five years of medical device sales and marketing experience at Smith & Nephew Richards, Danek Medical and Sofamor Danek Group. He was founder and President of Danek Medical, a pioneer in the spinal fixation device market which later became part of Sofamor Danek Group. He served as a Director of Sofamor Danek Group from 1985 to 1993. He is currently an independent business consultant, which he has been for more than the past five years, and serves on the boards of several private and charitable organizations.

BOARD COMPOSITION

         Pursuant to a letter agreement dated March 28, 1997, the Clark Estates is entitled to designate one person to serve on our Board of Directors for as long as the Clark Estates retains at least 600,000 of the aggregate of 901,408 shares of Common Stock purchased on such date by parties affiliated with the Clark Estates. To date, the Clark Estates has not exercised this right.

BOARD MEETINGS AND COMMITTEES

         Our Board of Directors held a total of eight (8) meetings and acted by written consent two (2) times during the fiscal year ended June 30, 1999. The Board has an Audit Committee and a Compensation Committee. There is no nominating committee or other committee performing a similar function.

         The Audit Committee, which consists of Thomas A. Duerden and Michael J. Strauss, M.D., held seven (7) meetings during the fiscal year ended June 30, 1999. This Committee recommends engagement of our independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating our accounting principles and our system of internal accounting controls.

         The Compensation Committee, which consists of Tony Coelho and Stanley
H. Appel, held three (3) meetings and acted by written consent 36 times during the fiscal year ended June 30, 1999. This Committee establishes salary and incentive compensation of our executive officers and administers employee benefit plans.

         During the fiscal year ended June 30, 1999, all current directors attended at least seventy five percent of the meetings of the Board of Directors and the number of meetings held by committees on which the director served, except Dr. Appel who attended five (5) meetings of the Board of Directors and three (3) meetings of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such forms received we believe that, for the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were complied with, except as follows: Dr. Stanley H. Appel did not file two Form 4's for a sale of shares and a gift of shares in February and March 1998; a Form 4 was filed in January 1999 for these transfers; and Mr. Shawn Lunney did not file a Form 4 for the sale of shares in May 1999; a Form 5 was filed in August 1999 for this sale.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the compensation paid by us for the year ended June 30, 1999 to the Chief Executive Officer and each of our other most highly compensated executive officers whose total compensation exceeded $100,000. These officers are referred to as the named executive officers:

                                                                                          Securities
                                                                                          Underlying
                                                                                          Options (#)
                                                                                         ------------
                                                                                          Long-term
                                              Fiscal     Salary ($)     Bonus ($)        Compensation          All Other
        Name and Principal Position            Year        Annual     Compensation          Awards           Compensation
----------------------------------------      ------     ----------   ------------       ------------        -------------
Robert P. Cummins(1) ..................       1999       $200,000       $ 50,000           100,000           $    420(2)
President and Chief Executive Officer         1998        200,000         56,000           250,000                253(2)
                                              1997        196,596         68,530           356,000                294(2)

Reese S. Terry, Jr ....................       1999       $147,000       $ 36,750                --           $  4,214(2)
Chairman of the Board and Executive           1998        147,000         41,160                --              4,114(2)
Vice President                                1997        146,693         32,596            63,500              6,705(2)

William H. Duffell, Jr., Ph.D .........       1999       $157,500       $ 39,375                --           $    363(2)
Vice President, Clinical and Regulatory       1998        157,500         44,100            51,235                257(2)
Affairs                                       1997        157,356         32,963            90,000             13,952(3)

Shawn P. Lunney .......................       1999       $144,231       $ 87,500(4)         25,000           $ 25,294(5)(2)
Vice President, Marketing                     1998        125,000         37,500           104,750                126(2)
                                              1997        112,000         63,189            50,000                126(2)

Stephen D. Ford(6) ....................       1999       $141,231       $ 37,500                --                323(2)
Vice President, Manufacturing                 1998        119,423         36,435            85,000                130(2)
                                              1997        112,141         33,600            50,000                130(2)


(1) Mr. Cummins became an executive officer of Cyberonics in fiscal 1996.
(2) Represents premiums paid by Cyberonics for term life insurance (except as set forth below).
(3) Represents $332 paid by Cyberonics for term life insurance and $13,650 paid to Dr. Duffell for expenses related to relocation to Houston.
(4) During fiscal 1999, Mr. Lunney also performed the duties of Area Sales Director for which he earned an additional bonus of $50,000.
(5) Also includes $25,000 paid to Mr. Lunney for sales awards.
(6) Mr. Ford resigned from his position with Cyberonics in September 1999.

         Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the year ended June 30, 1999 to each of the named executive officers:


                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                                                                               OF STOCK PRICE APPRECIATION
                                                     INDIVIDUAL GRANTS                            FOR OPTION TERM($)(2)
                                  ----------------------------------------------------------   ---------------------------
                                               PERCENT OF
                                  NUMBER OF      TOTAL
                                  SECURITIES    OPTIONS
                                  UNDERLYING   GRANTED TO
                                   OPTIONS    EMPLOYEES IN         EXERCISE      EXPIRATION
              NAME                GRANTED(#)  FISCAL YEAR(1)      PRICE ($/SH)      DATE              5%             10%
--------------------------------  ----------  --------------      ------------   ----------        -------       ---------
Robert P. Cummins...............   100,000         7%                $8.00        3/6/2009        $503,116      $1,274,994
Reese S. Terry, Jr. ............        --        --                    --              --              --              --
William H. Duffell, Jr., Ph.D...        --        --                    --              --              --              --
Shawn P. Lunney.................    25,000         2%                 8.00        3/6/2009         125,779         318,748
Stephen D. Ford(3)..............        --        --                    --              --              --              --


(1) Total number of shares subject to options granted to employees in fiscal 1999 was 1,519,450 which number includes options granted to employee directors.
(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect our estimate of future stock price growth.
(3)  Mr. Ford resigned from his position with Cyberonics in September 1999.

         Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Values. The following table sets forth, for each of the named executive officers, each officer's exercise of stock options during the fiscal year ended June 30, 1999 and the year-end value of unexercised options:



                                   Shares                       Number of Securities                    Value of Unexercised
                                  Acquired      Value          Underlying Unexercised              In-the-money Options at Fiscal
                                     On        Realized      Options at Fiscal Year-end                Year-end Exercisable/
              Name                Exercise(#)   ($)(1)     Exercisable/unexercisable(#)(2)              unexercisable($)(3)
--------------------------------- -----------  --------    -------------------------------         ------------------------------
Robert P. Cummins................    --          --            $438,335/261,665                        $3,325,625/427,500
Reese S. Terry, Jr...............    --          --              44,500/10,000                            419,969/94,375
William H. Duffell, Jr., Ph.D....    --          --             116,902/44,335                            982,506/101,769
Shawn P. Lunney..................    --          --             141,167/65,583                          1,164,297/177,656
Stephen D. Ford(4)...............    --          --             156,667/43,333                          1,321,250/94,375


(1) Represents market value of underlying securities at date of exercise less option exercise price.
(2) Options granted by Cyberonics generally vest over a four-year period such that 12.5% of the shares subject to the option vest on the six-month anniversary of the grant date, and 1/48 of the optioned shares vest each month thereafter until fully vested or five year periods and 1/60th of the optioned shares vest each month until fully vested.
(3) Market value of underlying securities at fiscal year-end ($12.50/per share) minus the exercise price.
(4)  Mr. Ford resigned from his position with Cyberonics in September 1999.

BOARD COMPENSATION

         Directors do not receive any cash compensation for their services as members of the Board of Directors. Non-employee directors are eligible for discretionary option grants under our 1996 Option Plan. During fiscal 1999, each non-employee director, excluding Mr. Olsen, was granted an option to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant. Mr. Olsen was appointed a director in June 1999 and was granted an option to purchase 50,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of August 31, 1999 certain information with respect to the beneficial ownership of our Common Stock (i) by each person known by us to own beneficially more than five percent of the outstanding shares of our Common Stock, (ii) by each of our directors, (iii) by each of the named executive officers and (iv) by all directors and executive officers as a group. Except as otherwise noted below, we are not aware of any agreements among our stockholders which relate to voting or investment of our shares of our Common Stock.


                                                                                    SHARES          PERCENTAGE OF
                                                                                 BENEFICIALLY        OUTSTANDING
NAME OF BENEFICIAL OWNER                                                           OWNED(1)        SHARES OWNED(1)
-------------------------                                                        ------------      ---------------
The Clark Estates(2)...................................................             1,426,208             8.1%
     30 Wall Street
     New York, NY 10005
RHO Management Partners, L.P...........................................             1,066,386             6.1%
     124 Dune Road
     Quque, NY 11959
St. Jude Medical, Inc.(3)..............................................             1,051,818             8.1%
     One Lillehei Plaza
     St. Paul, MN 55117-9983
FMR Corp...............................................................             1,045,300             6.0%
     82 Devonshire Street
     Boston, MA  02109
Reese S. Terry, Jr.(4).................................................               715,500             4.1%
Robert P. Cummins(5)...................................................               634,368             3.5%
William H. Duffell, Jr., Ph.D.(6)......................................               169,483             1.0%
Shawn P. Lunney(7).....................................................               153,466             *
Stephen D. Ford(8).....................................................               162,468             *
Stanley H. Appel, M.D.(9)..............................................               127,550             *
Thomas A. Duerden, Ph.D.(10)...........................................                65,250             *
Tony Coelho(11)........................................................                60,850             *
Michael J. Strauss, M.D.(12)...........................................                51,250             *
Alan J. Olsen (13).....................................................                 6,808             *
All executive officers and directors as a group (10 persons)(14).......             2,150,993            11.5%

---------------
*Less than 1%
(1) Based on total shares outstanding of 17,614,983 at August 31, 1999. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Cyberonics Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Cyberonics Common Stock shown as beneficially owned by them.
(2) Pursuant to a letter agreement dated March 28, 1997, the Clark Estates is entitled to designate one person to serve on our Board of Directors for as long as the Clark Estates retains at least 600,000 of the aggregate of 901,408 shares of Common Stock purchased on such date by parties affiliated with the Clark Estates. To date, the Clark Estates has not exercised this right.
(3) In connection with the acquisition of these shares, St. Jude also entered into a Stockholders' Agreement which provides, among other things, that St. Jude will not acquire additional shares of Common Stock.
(4) Includes 134,500 shares held in trusts for the benefit of Mr. Terry's children of which Mr. Terry serves as trustee. Also includes 44,500 shares subject to options exercisable on or before October 30, 1999.

(5) Includes 10,000 shares held in trust for the benefit of Mr. Cummins' children of which Mr. Cummins serves as trustee. Also includes 461,668 shares subject to options exercisable on or before October 30, 1999.
(6) Includes 108,235 shares subject to options exercisable on or before October 30, 1999.
(7) Includes 146,166 shares subject to options exercisable on or before October 30, 1999.
(8) Includes 160,000 shares subject to options exercisable on or before October 30, 1999. Mr. Ford resigned from his position in September 1999.
(9) Includes 83,750 shares subject to options exercisable on or before October 30, 1999.
(10) Includes 43,750 shares subject to options exercisable on or before October 30, 1999.
(11) Includes 53,750 shares subject to options exercisable on or before October 30, 1999.
(12) Includes 33,750 shares subject to options exercisable on or before October 30, 1999.
(13) Includes 3,333 shares subject to options exercisable on or before October 30, 1999.
(14) Includes 1,142,402 shares subject to options held by executive officers and directors, which options are exercisable on or before October 30, 1999. Also includes shares which may be determined to be beneficially owned by executive officers and directors. See Notes 4 through 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain of our stockholders, including Messrs. Cummins and Terry, Drs. Appel and Duffell and venture capital firms formerly affiliated with Mr. Cummins, are entitled to certain registration rights with respect to the Common Stock held by them.

         As of June 30, 1998, Rick L. Amos, formerly our Vice President, Sales owed us $100,000 under a loan for such amount provided to Mr. Amos in fiscal 1998 to cover certain relocation expenses. The loan bore interest at 8 1/2% per annum, and was secured by the shares of our common stock held by or underlying options held by Mr. Amos. All principal and interest on the loan was paid in January 1999.

         Covance Health Economics and Outcomes Services, Inc. provides health care reimbursement consulting services to us. We paid to Covance $693,844, $511,459 and $0 for such services in fiscal 1999, 1998 and 1997, respectively. Dr. Strauss, one of our directors, is the Executive Vice President of Covance.

         Our Bylaws provide that we are required to indemnify our officers and directors to the fullest extent permitted by Delaware law, including those circumstances in which indemnification would otherwise be discretionary, and that we are required to advance expenses to our officers and directors as incurred. Further, we have entered into indemnification agreements with our officers and directors. We believe that our charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

         We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     Documents Filed with Report

1. Financial Statements. The following consolidated financial statements of Cyberonics, Inc. and subsidiary, and the Report of Independent Public Accountants are included at pages F-1 through F-18 of this Annual Report on Form 10-K:

                                                                                                                 PAGE
DESCRIPTION                                                                                                      NO.
-----------                                                                                                      ----
Report of Independent Public Accountants..................................................................       F-2
Consolidated Balance Sheets as of June 30, 1999 and 1998..................................................       F-3
Consolidated Statements of Operations and Comprehensive Income
     for the Three Years Ended June 30, 1999..............................................................       F-4


Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 1999...................       F-5
Consolidated Statements of Cash Flows for the Three Years Ended June 30, 1999.............................       F-6
Notes to Consolidated Financial Statements................................................................       F-7




2.       Exhibits



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
3.1(1)           Restated Certificate of Incorporation of Registrant.
3.2(1)           Bylaws of Registrant.
4.1(2)           Preferred  Shares  Rights Agreement, dated as of March 4, 1997 between Cyberonics, Inc. and First National Bank of Boston, including the Certificate of Designation, the form of Rights
                 Certificate and the Summary of Rights attached thereto as
                 Exhibit A, B and C, respectively.
10.2(8)*         Amended 1991 Employee Stock Purchase Plan.
10.3(1)          License Agreement dated March 15, 1988 between the Registrant and Dr. Jacob Zabara.
10.4(1)          Patent License Agreement effective as of July 28, 1989 between the Registrant and Huntington  Medical Research Institute.
10.5(3)          Lease Agreement dated  November 3, 1994 together with
                 amendments dated April 18, 1996 and April 30, 1997,
                 respectively, between the Registrant and Salitex II, Ltd.
10.6(1)          Form of Indemnification Agreement.
10.7(1)          Amended and Restated Stockholders Agreement dated
                 October 16, 1992.
10.8(4)          Registration Rights Agreement dated March 28, 1997.
10.9(5)*         Amended and Restated 1996 Stock Option Plan.
10.10(3)         Stockholders' Agreement dated April 8, 1996 between the
                 Registrant and St. Jude Medical, Inc.
10.11(3)         Letter Agreement dated March 28, 1997 between the Clark Estates and the Registrant.
10.12(6)         Lease Agreement dated August 19, 1997 between the Registrant and Space Assets II, Inc.
10.13(7)*        1997 Stock Plan.
10.14(9)         1998 Stock Option Plan.
21.1(3)          List of Subsidiaries of the Registrant.
23.1             Consent of Independent Public Accountants.
27               Financial Data Schedule.

---------------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.
(2) Incorporated by reference to Registrant's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(5)     Incorporated by reference to Registrant's Registration Statement on
        Form S-8 (Reg. No. 333-19785) filed on April 29, 1998.
(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
(7) Incorporated by reference to Registrant's Report on Form 14A filed on November 26, 1997.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.
*       Document indicated is a compensatory plan.

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

                                Registrant
                                CYBERONICS, INC.

                                By:   /s/ Pamela B. Westbrook
                                      ------------------------------------------
                                      Pamela B. Westbrook
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer

September 24, 1999

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Cummins and Pamela B. Westbrook, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

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


               SIGNATURE                               CAPACITY IN WHICH SIGNED                           DATE
               ---------                               ------------------------                           ----


        /s/ Reese S. Terry, Jr.
-----------------------------------------
            Reese S. Terry, Jr.               Chairman of the Board and Executive Vice President      September 24, 1999

        /s/ Robert P. Cummins
-----------------------------------------
            Robert P. Cummins                 President, Chief Executive Officer and Director         September 24, 1999
                                              (Principal Executive Officer)

        /s/ Pamela B. Westbrook
-----------------------------------------
            Pamela B. Westbrook               Vice President, Finance and Administration              September 24, 1999
                                              and Chief Financial Officer
                                              (Principal Financial and Accounting Officer)

        /s/ Stanley H. Appel, M.D.
-----------------------------------------
            Stanley H. Appel, M.D.            Director                                                September 24, 1999

        /s/ Tony Coelho
-----------------------------------------
            Tony Coelho                       Director                                                September 24, 1999

        /s/ Thomas A. Duerden, Ph.D.
-----------------------------------------
            Thomas A. Duerden, Ph.D.          Director                                                September 24, 1999

        /s/ Michael J. Strauss
-----------------------------------------
            Michael J. Strauss, M.D.          Director                                                September 24, 1999

        /s/ Alan J. Olsen
-----------------------------------------
            Alan J. Olsen                     Director                                                September 24, 1999



                                  EXHIBIT INDEX
                                  -------------
EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

3.1(1)           Restated Certificate of Incorporation of Registrant.
3.2(1)           Bylaws of Registrant.
4.1(2)           Preferred  Shares  Rights Agreement, dated as of March 4, 1997 between  Cyberonics, Inc. and First National Bank of Boston, including the Certificate of Designation, the form of Rights
                 Certificate and the Summary of Rights attached thereto as
                 Exhibit A, B and C, respectively.
10.2(8)          Amended 1991 Employee Stock Purchase Plan.
10.3(1)          License Agreement dated March 15, 1988 between the Registrant and Dr. Jacob Zabara.
10.4(1)          Patent License Agreement effective as of July 28, 1989 between the Registrant and Huntington  Medical Research Institute.
10.5(3)          Lease Agreement dated  November 3, 1994 together with
                 amendments dated April 18, 1996 and April 30, 1997,
                 respectively, between the Registrant and Salitex II, Ltd.
10.6(1)          Form of Indemnification Agreement.
10.7(1)          Amended and Restated Stockholders Agreement dated
                 October 16, 1992.
10.8(4)          Registration Rights Agreement dated March 28, 1997.
10.9(5)*         Amended and Restated 1996 Stock Option Plan.
10.10(3)         Stockholders' Agreement dated April 8, 1996 between the
                 Registration and St. Jude Medical, Inc. 10.11(3) Letter
                 Agreement dated March 28, 1997 between the Clark Estates and the Registrant.
10.12(6)         Lease Agreement dated August 19, 1997 between the Registrant and Space Assets II, Inc.
10.13(7)*        1997 Stock Plan.
10.14(9)         1998 Stock Option Plan.
21.1(3)          List of Subsidiaries of the Registrant.
23.1             Consent of Independent Public Accountants.
27               Financial Data Schedule.


---------------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.
(2) Incorporated by reference to Registrant's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(5) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on April 29, 1998.
(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
(7) Incorporated by reference to Registrant's Report on Form 14A filed on November 26, 1997.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66689 filed on November 3, 1998.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.
*    Document indicated is a compensatory plan.

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

Report of Arthur Andersen LLP, Independent Public Accountants............  F-2

Consolidated Balance Sheets .............................................  F-3

Consolidated Statements of Operations and Comprehensive Income ..........  F-4

Consolidated Statements of Stockholders' Equity .........................  F-5

Consolidated Statements of Cash Flows ...................................  F-6

Notes to Consolidated Financial Statements ..............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cyberonics, Inc.

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. (a Delaware corporation), and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc., and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Houston, Texas
July 30, 1999

                                CYBERONICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30,
                                                                                     ----------------------------------
                                                                                          1999                1998
                                                                                     --------------      --------------
ASSETS

Current Assets:
   Cash and cash equivalents                                                         $    1,606,613      $    1,695,385
   Securities held to maturity                                                           19,222,590          36,341,958
   Accounts receivable, net                                                               5,450,003           5,858,634
   Inventories                                                                            5,195,114           2,103,603
   Prepaid expenses                                                                         835,467           1,163,123
                                                                                     --------------      --------------

                             Total Current Assets                                        32,309,787          47,162,703

Securities held to maturity                                                               4,091,491           2,106,716
Property and equipment, net                                                               3,272,960           3,152,983
Other assets, net                                                                           108,915             192,892
                                                                                     --------------      --------------

                                                                                     $   39,783,153      $   52,615,294
                                                                                     ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                  $    1,704,095      $    3,690,295
   Accrued liabilities                                                                    4,630,613           4,226,280
                                                                                     --------------      --------------

                             Total Current Liabilities                                    6,334,708           7,916,575

Commitments and contingencies

Stockholders' Equity:
   Preferred Stock, $.01 par value per share; 2,500,000 shares authorized;
     no shares issued and outstanding                                                            --                  --
   Common Stock, $.01 par value per share; 25,000,000 shares
     authorized; 17,562,000 and 17,266,433 shares issued and
     outstanding at June 30, 1999 and 1998, respectively                                    175,620             172,664
   Additional paid-in capital                                                           109,280,567         107,757,504
   Accumulated other comprehensive income                                                  (128,476)            110,265
   Accumulated deficit                                                                  (75,879,266)        (63,341,714)
                                                                                     --------------      --------------

                             Total Stockholders' Equity                                  33,448,445          44,698,719
                                                                                     --------------      --------------

                                                                                     $   39,783,153      $   52,615,294
                                                                                     ==============      ==============


           See accompanying notes to consolidated financial statements

                                CYBERONICS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                         Year Ended June 30,
                                                            ------------------------------------------------
                                                                1999              1998              1997
                                                            ------------      ------------      ------------

Net sales                                                   $ 29,927,476      $ 14,912,868      $  1,372,005

Cost of sales                                                  7,736,137         3,902,468           372,180
                                                            ------------      ------------      ------------

               Gross Profit                                   22,191,339        11,010,400           999,825

Operating Expenses:
   Selling, general and administrative                        29,585,570        19,781,268         5,933,852
   Research and development                                    6,724,106         7,391,426         6,549,474
                                                            ------------      ------------      ------------

         Total operating expenses                             36,309,676        27,172,694        12,483,326
                                                            ------------      ------------      ------------

               Loss From Operations                          (14,118,337)      (16,162,294)      (11,483,501)

Interest income, net                                           1,465,549         1,976,792           436,813

Other income (expense), net                                      115,236            10,790          (198,143)
                                                            ------------      ------------      ------------

               Net Loss                                     $(12,537,552)     $(14,174,712)     $(11,244,831)
                                                            ============      ============      ============

               Basic and Diluted Net Loss Per Share         $       (.72)     $       (.88)     $       (.93)
                                                            ============      ============      ============


               Shares Used In Computing Basic and
                 Diluted Net Loss Per Share                   17,503,169        16,104,922        12,030,171
                                                            ============      ============      ============

Comprehensive Income:
Net Loss                                                    $(12,537,552)     $(14,174,712)     $(11,244,831)
Foreign currency translation adjustment                         (238,741)          (69,881)          145,838
                                                            ------------      ------------      ------------
                Comprehensive Income (Loss)                 $(12,776,293)     $(14,244,593)     $(11,098,993)
                                                            ============      ============      ============




           See accompanying notes to consolidated financial statements

                                CYBERONICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                    Common Stock
                                                                                          ---------------------------------
                                                                                             Shares             Amount
                                                                                          --------------     --------------
Balance at June 30, 1996                                                                       9,577,115     $       95,771

Issuance of Common Stock in corporate relationship                                             2,181,818             21,818

Issuance of Common Stock in private placement                                                  1,534,374             15,344

Stock options exercised                                                                           10,734                108

Issuance of Common Stock under Employee Stock Purchase Plan                                       18,134                181

Deferred compensation relating to issuance of certain stock options                                   --                 --

Amortization of deferred compensation and expenses related to certain stock options                   --                 --

Translation adjustment                                                                                --                 --

Net loss                                                                                              --                 --
                                                                                          --------------     --------------

Balance at June 30, 1997                                                                      13,322,175            133,222

Issuance of Common Stock in public equity offering, net of offering costs                      3,225,000             32,250

Stock options and warrants exercised                                                             709,121              7,091

Issuance of Common Stock under Employee Stock Purchase Plan                                       10,137                101

Deferred compensation relating to issuance of certain stock options                                   --                 --

Amortization of deferred compensation and expenses related to certain
   stock options                                                                                      --                 --

Translation adjustment                                                                                --                 --

Net loss                                                                                              --                 --
                                                                                          --------------     --------------

Balance at June 30, 1998                                                                      17,266,433            172,664

Stock options exercised                                                                          262,214              2,622

Issuance of Common Stock under Employee Stock Purchase Plan                                       33,353                334

Issuance of options for consultant services                                                           --                 --

Translation adjustment                                                                                --                 --

Net loss                                                                                              --                 --
                                                                                          --------------     --------------

Balance at June 30, 1999                                                                      17,562,000     $      175,620
                                                                                          ==============     ==============


                                                                                             Additional
                                                                                              Paid-in            Deferred
                                                                                              Capital          Compensation
                                                                                           --------------     --------------
Balance at June 30, 1996                                                                   $   39,261,602     $       (4,460)

Issuance of Common Stock in corporate relationship                                             11,154,663                 --

Issuance of Common Stock in private placement                                                   6,768,599                 --

Stock options exercised                                                                            13,914                 --

Issuance of Common Stock under Employee Stock Purchase Plan                                        47,423                 --

Deferred compensation relating to issuance of certain stock options                                76,500            (76,500)

Amortization of deferred compensation and expenses related to certain stock options                16,155             17,210

Translation adjustment                                                                                 --                 --

Net loss                                                                                               --                 --
                                                                                           --------------     --------------

Balance at June 30, 1997                                                                       57,338,856            (63,750)

Issuance of Common Stock in public equity offering, net of offering costs                      47,624,220                 --

Stock options and warrants exercised                                                            2,665,309                 --

Issuance of Common Stock under Employee Stock Purchase Plan                                        55,973                 --

Deferred compensation relating to issuance of certain stock options                                73,146            (73,146)

Amortization of deferred compensation and expenses related to certain
   stock options                                                                                       --            136,896

Translation adjustment                                                                                 --                 --

Net loss                                                                                               --                 --
                                                                                           --------------     --------------

Balance at June 30, 1998                                                                      107,757,504                 --

Stock options exercised                                                                         1,136,919                 --

Issuance of Common Stock under Employee Stock Purchase Plan                                       308,134                 --

Issuance of options for consultant services                                                        78,010                 --

Translation adjustment                                                                                 --                 --

Net loss                                                                                               --                 --
                                                                                           --------------     --------------

Balance at June 30, 1999                                                                   $  109,280,567     $           --
                                                                                           ==============     ==============

                                                                                           Accumulated
                                                                                              Other
                                                                                           Comprehensive         Accumulated
                                                                                              Income               Deficit
                                                                                           --------------      --------------
Balance at June 30, 1996                                                                   $       34,308      $  (37,922,171)

Issuance of Common Stock in corporate relationship                                                     --                  --

Issuance of Common Stock in private placement                                                          --                  --

Stock options exercised                                                                                --                  --

Issuance of Common Stock under Employee Stock Purchase Plan                                            --                  --

Deferred compensation relating to issuance of certain stock options                                    --                  --

Amortization of deferred compensation and expenses related to certain stock options                    --                  --

Translation adjustment                                                                            145,838                  --

Net loss                                                                                               --         (11,244,831)
                                                                                           --------------      --------------

Balance at June 30, 1997                                                                          180,146         (49,167,002)

Issuance of Common Stock in public equity offering, net of offering costs                              --                  --

Stock options and warrants exercised                                                                   --                  --

Issuance of Common Stock under Employee Stock Purchase Plan                                            --                  --

Deferred compensation relating to issuance of certain stock options                                    --                  --

Amortization of deferred compensation and expenses related to certain
   stock options                                                                                       --                  --

Translation adjustment                                                                            (69,881)                 --

Net loss                                                                                               --         (14,174,712)
                                                                                           --------------      --------------

Balance at June 30, 1998                                                                          110,265         (63,341,714)

Stock options exercised                                                                                --                  --

Issuance of Common Stock under Employee Stock Purchase Plan                                            --                  --

Issuance of options for consultant services                                                            --                  --

Translation adjustment                                                                           (238,741)                 --

Net loss                                                                                               --         (12,537,552)
                                                                                           --------------      --------------

Balance at June 30, 1999                                                                   $     (128,476)     $  (75,879,266)
                                                                                           ==============      ==============



See accompanying notes to consolidated financial statements

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended June 30,
                                                                      ------------------------------------------------
                                                                          1999              1998              1997
                                                                      ------------      ------------      ------------
Cash Flow From Operating Activities:
   Net loss                                                           $(12,537,552)     $(14,174,712)     $(11,244,831)
   Noncash items included in net loss:
     Depreciation                                                        1,515,273           697,420           253,615
     Loss on asset disposals                                               102,064                --                --
     Expense related to certain stock options                               78,010           136,896            33,365
   Change in operating assets and liabilities:
     Accounts receivable                                                   408,631        (5,310,092)          (75,504)
     Inventories                                                        (3,091,511)       (1,098,247)         (333,520)
     Prepaid expenses                                                      327,656        (1,036,324)          131,786
     Accounts payable and accrued liabilities                           (1,581,867)        6,088,310          (654,728)
     Other                                                                  83,977          (109,641)          (73,510)
                                                                      ------------      ------------      ------------

             Net Cash Used In Operating Activities                     (14,695,319)      (14,806,390)      (11,963,327)

Cash Flow From Investing Activities:
   Purchases of property and equipment                                  (1,737,314)       (3,488,070)         (283,067)
   Purchases of marketable securities                                  (45,991,718)      (75,229,726)      (11,614,676)
   Maturities of marketable securities                                  61,126,311        44,122,869         4,352,891
                                                                      ------------      ------------      ------------

             Net Cash Provided By (Used in)
                   Investing Activities                                 13,397,279       (34,594,927)       (7,544,852)

Cash Flow From Financing Activities:
   Proceeds from issuance of Common Stock                                1,448,009        50,384,944        18,022,050
                                                                      ------------      ------------      ------------

             Net Cash Provided By Financing
                   Activities                                            1,448,009        50,384,944        18,022,050

   Effect of exchange rate changes on cash and cash equivalents           (238,741)          (69,881)          145,838
                                                                      ------------      ------------      ------------

             Net Increase (Decrease) In Cash and
                   Cash Equivalents                                        (88,772)          913,746        (1,340,291)

   Cash and cash equivalents at beginning of year                        1,695,385           781,639         2,121,930
                                                                      ------------      ------------      ------------

   Cash and cash equivalents at end of year                           $  1,606,613      $  1,695,385      $    781,639
                                                                      ============      ============      ============


           See accompanying notes to consolidated financial statements

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999



NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Nature of Operations. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets medical devices which deliver a unique therapy, vagus nerve stimulation (VNS(TM)), for the treatment of epilepsy and other debilitating neurological disorders. In July 1997, Cyberonics' sole product, its proprietary implantable device, the NCP(R) System, was approved by the United States Food and Drug Administration ("FDA") for commercial distribution in the United States, where the Company presently markets it using its own employee-based direct sales organization. In addition, the NCP System is marketed internationally (principally in Europe) using a combination of the Company's own direct sales organization and independent distributors. Cyberonics is headquartered in Houston, Texas.

The Company's future success is dependent upon a number of factors which include, among others, achieving market acceptance and generating sufficient sales volume, obtaining and maintaining regulatory and reimbursement approvals for its products, the possibility of competition and technological changes, developing its sales, marketing and corporate infrastructures, maintaining an uninterrupted supply of certain sole source components and materials, adding sufficient manufacturing capacity to meet future possible product demand, possible product liability or recall, and reliance on key personnel.

Consolidation. The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Cyberonics Europe, S.A. All significant inter-company accounts and transactions have been eliminated.

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

Marketable Securities. At June 30, 1999 and 1998, the Company's investment portfolios consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates ranging up to approximately 30 months and have a fair market value of approximately $23,200,000 and $38,260,000, as of June 30, 1999 and 1998, respectively. At June 30, 1999 and 1998, the Company's investment portfolio consists of the following:

                                                              1999                              1998
                                                  -----------------------------     -----------------------------
                                                  Fair Market       Carrying        Fair Market        Carrying
                                                     Value            Value            Value             Value
                                                  ------------     ------------     ------------     ------------
Securities held to maturity-
   Current-
     Corporate bonds and commercial paper         $ 18,761,000     $ 18,845,853     $ 34,391,000     $ 34,862,020
     US treasury obligations                           375,000          376,737               --               --
     International treasury obligations                     --               --        1,460,000        1,479,938
                                                  ------------     ------------     ------------     ------------
                                                    19,136,000       19,222,590       35,851,000       36,341,958
   Non-current-
     Asset-backed investments                               --               --        2,409,000        2,106,716
     Corporate bonds and commercial paper            1,625,000        1,630,620               --               --
     US treasury obligations                         2,439,000        2,460,871               --               --
                                                  ------------     ------------     ------------     ------------
                                                     4,064,000        4,091,491        2,409,000        2,106,716
                                                  ------------     ------------     ------------     ------------

                        Total                     $ 23,200,000     $ 23,314,081     $ 38,260,000     $ 38,448,674
                                                  ============     ============     ============     ============

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

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the recoverability of property and equipment and intangible assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which disclosures are presented in Note 6, "Stock Incentive and Purchase Plans." Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances. United States sales activities prior to the Company's July 1997 receipt of FDA approval depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers.

Accounts Receivable. The Company's allowance for doubtful accounts totaled $495,662 and $505,560 at June 30, 1999 and 1998, respectively.

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

Income Taxes. Cyberonics accounts for income taxes in accordance with the liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the Company's election to defer the deduction of certain start-up costs for federal income tax purposes, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

Net Loss Per Share. In accordance with FASB No. 128 Earnings Per Share, the Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, are excluded from the per share calculations, as the effect of their inclusion is antidilutive.

Comprehensive Income. The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective July 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. A reconciliation of reported net earnings to comprehensive income is included in the consolidated statement of operations and comprehensive income.

NOTE 2.    INVENTORIES

Inventories consist of the following:

                                                       June 30,
                                             -----------------------------
                                                 1999             1998
                                             ------------     ------------
Raw materials and components                 $  2,837,599     $    976,737
Work-in-process                                   794,410          549,885
Finished goods                                  1,563,105          576,981
                                             ------------     ------------

                                             $  5,195,114     $  2,103,603
                                             ============     ============

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        June 30,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
Manufacturing equipment                      $  1,708,654      $  1,201,943
Computer equipment                              1,523,760         1,425,150
Furniture and fixtures                          1,188,572           757,113
Leasehold improvements                          1,181,140           554,560
Construction in progress                          162,670         1,495,524
Office equipment                                   80,591            77,408
                                             ------------      ------------
                                             $  5,845,387         5,511,698
Accumulated depreciation                       (2,572,427)       (2,358,715)
                                             ------------      ------------

                                             $  3,272,960      $  3,152,983
                                             ============      ============

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                        June 30,
                                             -----------------------------
                                                 1999             1998
                                             ------------     ------------
Payroll and other compensation               $  2,086,849     $  2,330,449
Clinical costs                                  1,161,291          270,472
Royalties                                         398,800          206,992
Warranties                                        375,000          375,000
Sales returns and allowances                      205,400          317,080
Professional services                             129,600          334,000
Marketing activities                               50,250          196,794
Other                                             223,423          195,493
                                             ------------     ------------

                                             $  4,630,613     $  4,226,280
                                             ============     ============


NOTE 5.    STOCKHOLDERS' EQUITY

Preferred Stock. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through June 30, 1999. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series, and may determine the designation, terms and conditions of the issuance of any such shares.

Common Stock. During the year ended June 30, 1997, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 10,734 and 18,134, respectively. During the year ended June 30, 1998, stock option and warrant exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 709,121 and 10,137, respectively. During the year ended June 30, 1999, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 262,214 and 33,353, respectively.

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

NOTE 6.    STOCK INCENTIVE AND PURCHASE PLANS

Stock Options. Cyberonics has reserved an aggregate of 6,550,000 shares of its Common Stock through June 30, 1999, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 1998 Stock Option Plan (the "Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company sales objectives. In June 1997, 446,147 shares vested upon receipt of FDA panel recommendation and, in July 1997, an additional 356,156 shares vested upon FDA approval. During fiscal 1999, 9,250 shares vested upon certain sales milestone achievements. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively.

The following is a summary of the Company's stock option activity for the three years ended June 30, 1999:


                                                               Outstanding                        Exercisable
                                                     ------------------------------      -----------------------------
                                                                         Weighted                            Weighted
                                                                          Average                             Average
                                      Shares                             Exercise                            Exercise
                                     Reserved           Shares             Price            Shares             Price
                                   ------------      ------------      ------------      ------------     ------------
Balance at June 30, 1996                606,775           719,552        $    4.20            293,605        $   4.74
Shares reserved                       2,000,000
Granted                              (1,893,388)        1,893,388             3.11
Options becoming exercisable                                                                  762,269
Exercised                                                 (10,734)            1.31            (10,734)
Canceled or forfeited                   396,816          (396,816)            5.05
                                   ------------      ------------                        ------------

Balance at June 30, 1997              1,110,203         2,205,390             3.13          1,045,140            3.04
Shares reserved                       1,750,000
Granted                              (2,740,154)        2,740,154            12.73
Options becoming exercisable                                                                1,341,962
Exercised                                                (708,482)            3.79           (708,482)
Canceled or forfeited                   181,291          (181,291)           10.67
                                   ------------      ------------                        ------------

Balance at June 30, 1998                301,340         4,055,771             9.16          1,678,620            4.72
Shares Reserved                         800,000
Granted                              (1,529,450)        1,529,450             6.98
Options becoming exercisable                                                                  659,510
Exercised                                                (262,214)            4.35           (262,214)
Canceled or forfeited                   675,343          (675,343)            9.95
                                   ------------      ------------                        ------------

Balance at June 30, 1999                247,233         4,647,664      $      8.62          2,075,916        $   6.56
                                   ============      ============                        ============

For certain options granted, the Company recognizes as compensation or other expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation or other expense totaling $78,010 during fiscal 1999, $136,896 during fiscal 1998 and $33,365 during fiscal 1997. The Company also recognized adjustments totaling $71,076 during fiscal 1997 to reduce deferred compensation balances as a result of employee terminations.

The fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1999 and 1998: risk-free interest rate of 5 percent and 5.5 percent, respectively, expected life of five years for options and restricted stock, expected life of six months for purchase plan shares, expected volatility of 290 percent and 100 percent, respectively, and no expected dividend yields. The weighted average fair value of options granted at prices equal to the Company's market value in fiscal years 1999, 1998 and 1997 was $8.05, $9.76 and $2.20, respectively, and was $2.12 for options granted below the Company's market value during fiscal 1997.

Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                         Year Ended June 30,
                                   ------------------------------
                                       1999              1998
                                   ------------      ------------
Net loss-
   As reported                    $ (12,537,552)    $ (14,174,712)
   Pro forma                        (19,320,345)      (19,252,232)

Loss per share-
   As reported                    $        (.72)    $        (.88)
   Pro forma                              (1.10)            (1.20)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $67,393 and $57,963 related to the purchase discount offered under the Company's Employee Stock Purchase Plan during fiscal 1999 and 1998, respectively. The weighted average fair values of shares granted to employees were $9.25 and $5.53 during fiscal 1999 and 1998, respectively.

The Company's outstanding options are segregated into the following four categories in accordance with SFAS No. 123:

                                                                       Weighted
                                                        Weighted       Average
                                      Range of           Average      Remaining
   Outstanding      Exercisable       Exercise          Exercise     Contractual
    Shares            Shares           Prices             Price          Life
----------------    ------------   -------------        --------     -----------
        3,950            3,950     $        0.67         $ 0.67       2.4 years
    2,489,122        1,452,866       3.00 - 8.25           3.60       7.5 years
    2,103,995          589,428       3.31 -16.13          12.88       8.4 years
       50,597           29,672      16.25 -29.88          25.54       8.4 years

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

Stock Purchase Plan. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan), 200,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (a) the first business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At June 30, 1999, 66,647 shares remain available for future issuances under the Stock Purchase Plan.

Stock Recognition Program. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At June 30, 1999, 4,030 shares remain available for future issuances under the program.

NOTE 7.    INCOME TAXES

Components of the Company's loss before taxes are as follows:


                                                Year Ended June 30,
                                   ------------------------------------------------
                                       1999              1998              1997
                                   ------------      ------------      ------------
Domestic                           $(10,697,153)     $(10,142,530)     $ (8,730,646)
Foreign                              (1,840,399)       (4,032,182)       (2,514,185)
                                   ------------      ------------      ------------

                                   $(12,537,552)     $(14,174,712)     $(11,244,831)
                                   ============      ============      ============

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                      Year Ended June 30,
                                                               --------------------------------
                                                                 1999         1998         1997
                                                               ------       ------       ------
U.S. statutory rate                                             (34.0)%      (34.0)%      (34.0)%
Increase in deferred tax valuation allowance                     37.7         37.3         35.1
Amortization of deferred compensation                              --           --          0.1
Other, net                                                       (3.7)        (3.3)        (1.2)
                                                               ------       ------       ------

                                                                  0.0%         0.0%         0.0%
                                                               ======       ======       ======

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            June 30,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Deferred tax assets:
   Federal net operating loss carryforwards                      $ 20,993,968      $ 17,853,619
   Foreign net operating loss carryforwards                         3,481,691         2,763,935
   Tax credit carryforwards                                         1,945,542         1,590,215
   Warranties                                                         127,500           127,501
   Depreciation                                                       216,920            74,384
   Clinical costs                                                     285,851           110,357
   Other, net                                                         794,685           622,475
                                                                 ------------      ------------

               Total deferred tax assets                           27,846,157        23,142,486

Total deferred tax liabilities, net                                        --           (23,514)
Deferred tax valuation allowance                                  (27,846,157)      (23,118,972)
                                                                 ------------      ------------
               Net deferred tax assets and liabilities           $         --      $         --
                                                                 ============      ============

At June 30, 1999, the Company has net operating loss carryforwards of approximately $61.7 million for federal income tax purposes, which expire during the years 2003 through 2019, and tax credit carryforwards of approximately $1.9 million for federal income tax purposes, which expire during the years 2006 through 2019. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance totaling $27.8 million has been established as of June 30, 1999, to fully offset the Company's net deferred tax assets, including those relating to its carryforwards. The valuation allowance increased $4.7 million and $6.0 million for the years ended June 30, 1999 and 1998, respectively, due primarily to the Company's additional net operating losses. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating loss and tax credit carryforwards.

NOTE 8.    EMPLOYEE RETIREMENT SAVINGS PLAN

Cyberonics sponsors an employee retirement savings plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended June 30, 1999, 1998 and 1997.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Postmarket Clinical Surveillance. Pursuant to the postmarket surveillance conditions specified as part of the Company's FDA marketing approval, the Company is required to conduct clinical follow-up on a limited number of patients from its most recent study in order to monitor the safety and tolerability of the NCP(R) System on an extended basis. The Company expenses the costs related to these long-term follow-up activities as they are incurred and establishes accruals for such costs incurred but not paid as of the respective balance sheet dates.

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

Lease Agreements. The Company leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at June 30, 1999, are as follows:

Year ending June 30-
   2000                                          $1,196,278
   2001                                           1,088,817
   2002                                           1,027,501
   2003                                             404,057
   2004 and thereafter                                   --
                                                 ----------
                                                 $3,716,653
                                                 ==========

Other Commitments. At June 30, 1999, Cyberonics had approximately $963,000 in noncancelable commitments related to domestic marketing programs planned for the Company's NCP System during fiscal year 2000. At June 30, 1999, the Company has prepaid approximately $483,000 related to such programs that are scheduled to occur in the first quarter of fiscal year 2000.

The Company's rental expense for the years ended June 30, 1999, 1998 and 1997 amounted to $1,276,760, $800,640 and $144,000, respectively.

Year 2000 Issues. The Company has recently initiated a comprehensive review of all of its equipment and software and found the incidence of Year 2000 to be minimal, but not nonexistent. There can be no assurance, however, that, such testing, undetected errors or defects will not exist that could cause a product or system to fail to process Year 2000 data correctly. The Company is not aware of any material operational issues or costs associated with Year 2000 compliance of its own products or systems. The Company believes its products are fully Year 2000 compliant with the exception of the programming software, which does not use dating in its processing calculations, but does use dating in its reporting functions. These reporting functions, do not effect the programming of the implanted device and are easily interpreted by users of the system. As such, the programming software has been designated as Year 2000 ready, and no software updates are planned to address the small anomalies.

NOTE 10.     RELATED PARTY TRANSACTIONS

Covance Health Economics and Outcomes Services, Inc. (Covance) provides healthcare reimbursement consulting services to the Company. Amounts paid for such services in fiscal years 1999, 1998 and 1997 were $693,844, $511,459 and $0, respectively. Dr. Strauss is a member of the Board of Directors of the Company and the Executive Vice President of Covance.

NOTE 11.     CONCENTRATIONS OF CREDIT RISK

The Company's cash equivalents, securities held to maturity and trade accounts receivable represent potential concentrations of credit risk.

The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At June 30, 1999, management believes that the Company has no significant concentrations of credit risk related to these assets and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

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

The Company's net sales, losses from operations and assets by geographic area for the fiscal years that separate geographic business units have operated are as follows:

                            North
                           America            Europe         Eliminations      Consolidated
                         ------------      ------------      ------------      ------------
1999
-------------------------------------------------------------------------------------------
Customer sales           $ 26,401,185      $  3,526,291      $         --      $ 29,927,476
Inter-company sales         2,700,450                --        (2,700,450)               --
                         ------------      ------------      ------------      ------------

Total net sales          $ 29,101,635      $  3,526,291      $ (2,700,450)     $ 29,927,476
                         ============      ============      ============      ============

Loss from operations     $(13,908,678)     $ (2,055,084)     $  1,845,425      $(14,118,337)
                         ============      ============      ============      ============

Identifiable assets      $ 38,192,679      $  1,699,374      $   (108,900)     $ 39,783,153
                         ============      ============      ============      ============


                            North
                           America            Europe         Eliminations      Consolidated
                         ------------      ------------      ------------      ------------
1998
-------------------------------------------------------------------------------------------
Customer sales           $ 12,785,391      $  2,127,477      $         --      $ 14,912,868
Intercompany sales          2,076,800                --        (2,076,800)               --
                         ------------      ------------      ------------      ------------

Total net sales          $ 14,862,191      $  2,127,477      $ (2,076,800)     $ 14,912,868
                         ============      ============      ============      ============

Loss from operations     $(16,183,842)     $ (4,041,519)     $  4,063,067      $(16,162,294)
                         ============      ============      ============      ============

Identifiable assets      $ 52,008,112      $    895,225      $   (288,043)     $ 52,615,294
                         ============      ============      ============      ============


                            North
                           America            Europe         Eliminations      Consolidated
                         ------------      ------------      ------------      ------------
1997
-------------------------------------------------------------------------------------------
Customer sales           $     24,452      $  1,347,553      $         --      $  1,372,005
Intercompany sales          1,256,150                --        (1,256,150)               --
                         ------------      ------------      ------------      ------------

Total net sales          $  1,280,602      $  1,347,553      $ (1,256,150)     $  1,372,005
                         ============      ============      ============      ============

Loss from operations     $(11,610,600)     $ (2,314,614)     $  2,441,713      $(11,483,501)
                         ============      ============      ============      ============

Identifiable assets      $  9,902,199      $  1,135,011      $   (787,473)     $ 10,249,737
                         ============      ============      ============      ============

NOTE 13.     QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The tables below contain summarized unaudited quarterly data for the years ended June 30, 1999 and 1998. The Company believes this information reflects all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the quarterly information presented. The operating results for any quarter presented are not necessarily indicative of the results that may be expected for future periods.

                                                First            Second             Third            Fourth             Annual
                                               Quarter           Quarter           Quarter           Quarter            Totals
                                             ------------      ------------      ------------      ------------      ------------
1999
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $  5,335,757      $  6,602,921      $  8,054,457      $  9,934,341      $ 29,927,476
Gross profit                                    3,919,758         4,970,631         5,933,809         7,367,141        22,191,339
Operating expenses                              9,254,525         9,394,976         9,395,328         8,264,847        36,309,676
Net loss                                       (4,674,265)       (3,879,031)       (3,223,443)         (760,813)      (12,537,552)
Net loss per share, basic and
   diluted                                   $       (.27)     $       (.22)     $       (.18)     $       (.04)     $       (.72)
Shares used in computing basic
   and diluted net loss per share              17,269,372        17,409,296        17,425,185        17,529,549        17,503,169


                                                First            Second             Third            Fourth             Annual
                                               Quarter           Quarter           Quarter           Quarter            Totals
                                             ------------      ------------      ------------      ------------      ------------
1998
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $  1,103,234      $  3,335,496      $  5,172,735      $  5,301,403      $ 14,912,868
Gross profit                                      781,360         2,410,101         3,847,128         3,971,811        11,010,400
Operating expenses                              5,935,757         5,466,198         6,045,037         9,725,702        27,172,694
Net loss                                       (4,957,198)       (2,458,127)       (1,678,447)       (5,080,940)      (14,174,712)
Net loss per share, basic and
   diluted                                   $       (.36)     $       (.15)     $       (.10)     $       (.30)     $       (.88)
Shares used in computing basic
   and diluted net loss per share              13,820,939        16,549,150        16,857,559        17,192,038        16,104,922


Quarterly and annual loss per share are computed independently based upon the applicable number of weighted average common shares and share equivalents for each period.


                                  EXHIBIT INDEX
                                  -------------
EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

3.1(1)           Restated Certificate of Incorporation of Registrant.
3.2(1)           Bylaws of Registrant.
4.1(2)           Preferred  Shares  Rights Agreement, dated as of March 4, 1997 between  Cyberonics, Inc. and First National Bank of Boston, including the Certificate of Designation, the form of Rights
                 Certificate and the Summary of Rights attached thereto as
                 Exhibit A, B and C, respectively.
10.2(8)          Amended 1991 Employee Stock Purchase Plan.
10.3(1)          License Agreement dated March 15, 1988 between the Registrant and Dr. Jacob Zabara.
10.4(1)          Patent License Agreement effective as of July 28, 1989 between the Registrant and Huntington  Medical Research Institute.
10.5(3)          Lease Agreement dated  November 3, 1994 together with
                 amendments dated April 18, 1996 and April 30, 1997,
                 respectively, between the Registrant and Salitex II, Ltd.
10.6(1)          Form of Indemnification Agreement.
10.7(1)          Amended and Restated Stockholders Agreement dated
                 October 16, 1992.
10.8(4)          Registration Rights Agreement dated March 28, 1997.
10.9(5)*         Amended and Restated 1996 Stock Option Plan.
10.10(3)         Stockholders' Agreement dated April 8, 1996 between the
                 Registrant and St. Jude Medical, Inc. 10.11(3) Letter
                 Agreement dated March 28, 1997 between the Clark Estates and the Registrant.
10.12(6)         Lease Agreement dated August 19, 1997 between the Registrant and Space Assets II, Inc.
10.13(7)*        1997 Stock Plan.
10.14(9)         1998 Stock Option Plan.
21.1(3)          List of Subsidiaries of the Registrant.
23.1             Consent of Independent Public Accountants.
27               Financial Data Schedule.


---------------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.
(2) Incorporated by reference to Registrant's Registration Statement on Form 8-A (Commission File No. 000-19806) filed on March 6, 1997.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(5) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on April 29, 1998.
(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
(7) Incorporated by reference to Registrant's Report on Form 14A filed on November 26, 1997.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.
*    Document indicated is a compensatory plan.