Form 10-Q
period 1999-09-30
CYBERONICS INC
filed 1999-11-15
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the fiscal year ended September 30, 1999 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the transition period from                to
                               --------------    ---------------

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                       76-0236465
   -------------------------------                     ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

 16511 Space Center Boulevard, Ste. 600
             Houston, Texas                                     77058
----------------------------------------                      ----------
(address of principal executive offices)                      (zip code)

       Registrant's telephone number, including area code: (281) 228-7200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                            OUTSTANDING AT NOVEMBER 5, 1999
 Common Stock - $0.01 par value                           17,714,553

                                CYBERONICS, INC.


                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
         PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements:
                 Consolidated Balance Sheets
                 September 30, 1999 (unaudited) and June 30, 1999............       3
                 Consolidated Statements of Operations (unaudited)
                   three months ended September 30, 1999 and 1998............       4
                 Consolidated Statements of Cash Flows (unaudited)
                   three  months ended September 30, 1999 and 1998...........       5
                 Notes to Consolidated Financial Statements (unaudited)......       6
Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................       8


         PART II.  OTHER INFORMATION
Item 6   Exhibits and Reports on Form 8-K....................................      19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,         JUNE 30,
                                                                                   1999               1999
                                                                              -------------      -------------
ASSETS                                                                         (Unaudited)
Current Assets:
    Cash and cash equivalents ...........................................     $     982,983      $   1,544,042
    Securities held to maturity .........................................        16,284,749         19,222,590
    Accounts receivable, net ............................................         4,118,485          5,450,003
    Inventories .........................................................         4,884,922          5,195,114
    Other current assets ................................................           805,810            898,038
                                                                              -------------      -------------
         Total current assets ...........................................        27,076,949         32,309,787
Securities held to maturity .............................................         6,563,643          4,091,491
Property and equipment, net .............................................         4,126,047          3,272,960
Other assets, net .......................................................           228,476            108,915
                                                                              -------------      -------------
                                                                              $  37,995,115      $  39,783,153
                                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ....................................................     $     927,860      $   1,704,095
    Accrued liabilities .................................................         3,646,641          4,630,613
                                                                              -------------      -------------
         Total current liabilities ......................................         4,574,501          6,334,708
                                                                              =============      =============
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value, 2,500,000 shares authorized; no
         shares issued or outstanding ...................................                --                 --
    Common stock, $.01 par value, 25,000,000 shares authorized;
         17,649,913 and 17,562,000 shares issued and outstanding at
         September 30, 1999 and June 30, 1999, respectively .............           176,500            175,620
    Additional paid-in capital ..........................................       110,007,396        109,280,567
    Accumulated other comprehensive income ..............................          (107,256)          (128,476)
    Accumulated deficit .................................................       (76,656,026)       (75,879,266)
                                                                              -------------      -------------
         Total stockholders' equity .....................................        33,420,614         33,448,445
                                                                              -------------      -------------
                                                                              $  37,995,115      $  39,783,153
                                                                              =============      =============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        FOR THE THREE
                                                                                        MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  ------------      ------------
Net sales ...................................................................     $  8,663,236      $  5,335,757
Cost of sales ...............................................................        2,286,901         1,415,999
                                                                                  ------------      ------------
Gross profit ................................................................        6,376,335         3,919,758
Operating expenses:
   Selling, general and administrative ......................................        6,640,079         7,401,430
   Research & development ...................................................        1,675,800         1,853,095
                                                                                  ------------      ------------
     Total operating expenses ...............................................        8,315,879         9,254,525
                                                                                  ------------      ------------
Loss from operations ........................................................       (1,939,544)       (5,334,767)
Interest income, net ........................................................          275,298           482,390
Other income (expense) ......................................................            6,336           178,112
                                                                                  ------------      ------------
Net loss before cumulative effect of a change in accounting principle .......       (1,657,910)       (4,674,265)
Cumulative effect on prior years (to June 30, 1999) of changing to a
     Different method of depreciation .......................................          881,150                --
                                                                                  ------------      ------------
Net loss ....................................................................     $   (776,760)     $ (4,674,265)
                                                                                  ============      ============
Loss per share, basic and diluted:
Loss before cumulative effect of a change in accounting principle ...........     $      (0.09)     $      (0.27)
Cumulative effect on prior years (to June 30, 1999) of changing to a
      Different method of depreciation ......................................             0.05                --
                                                                                  ------------      ------------
Net Loss ....................................................................     $      (0.04)     $      (0.27)
                                                                                  ============      ============
Shares used in computing net loss per share .................................       17,590,407        17,269,372
                                                                                  ============      ============
Comprehensive Loss:
Net Loss ....................................................................     $   (776,760)     $ (4,674,265)
Foreign currency transaction adjustment .....................................           21,220          (129,919)
                                                                                  ------------      ------------
Comprehensive Loss ..........................................................     $   (755,540)     $ (4,804,184)
                                                                                  ============      ============

Pro Forma amounts assuming retroactive application of accounting change:
Net Loss ....................................................................     $ (1,657,910)     $ (4,633,172)
Net Loss per share - basic and diluted ......................................     $      (0.09)     $      (0.27)

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss .....................................................     $   (776,760)     $ (4,674,265)
   Non-cash items included in net loss:
     Depreciation ...............................................          296,860           225,420
     Change in accounting principle .............................         (881,150)               --
   Change in operating assets and liabilities:
     Accounts receivable ........................................        1,331,518         1,051,723
     Inventories ................................................          310,192        (1,994,545)
     Other current assets .......................................           92,228           751,246
     Accounts payable and accrued liabilities ...................       (1,760,207)       (3,137,419)
     Other ......................................................         (119,561)          (42,350)
                                                                      ------------      ------------
       NET CASH USED IN OPERATING ACTIVITIES ....................       (1,506,880)       (7,820,190)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..........................         (268,797)         (735,961)
   Purchases of investments .....................................      (15,405,631)      (12,234,543)
   Maturities of investments ....................................       15,871,320        20,983,541
                                                                      ------------      ------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ......          196,892         8,013,037

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock, net ..................          727,709            28,205
                                                                      ------------      ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ................          727,709            28,205

                                                                      ------------      ------------
Effect of exchange rate changes on cash and cash equivalents ....           21,220          (129,919)
                                                                      ------------      ------------
       Net (decrease) increase in cash and cash equivalents .....         (561,059)           91,133
Cash and cash equivalents, at beginning of period ...............        1,544,042         1,695,385
                                                                      ------------      ------------
Cash and cash equivalents, at end of period .....................     $    982,983      $  1,786,518
                                                                      ============      ============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - INVESTMENT SECURITIES:

         At September 30, 1999 and June 30, 1999, our entire investment portfolio consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $22,800,000 and a gross unrealized holding gain of approximately $48,000 at September 30, 1999.

NOTE 3 - INVENTORIES:

         Inventories consist of the following:

                                                         SEPTEMBER 30, 1999     JUNE 30, 1999
                                                         ------------------     -------------
                                                                (Unaudited)
             Raw materials and components..........      $         1,564,533    $   2,837,599
             Work-in-process ......................                1,402,116          794,410
             Finished goods .......................                1,918,273        1,563,105
                                                         ------------------     -------------
                                                         $         4,884,922    $   5,195,114
                                                         ===================    =============



NOTE 4 - OTHER CURRENT ASSETS:

         Other current assets consist of the following:


                                                         SEPTEMBER 30, 1999     JUNE 30, 1999
                                                         ------------------     -------------
                                                                (Unaudited)
             Prepaid assets........................      $          718,865     $     835,467
             Interest receivables .................                  86,945            62,571
                                                         ------------------     -------------
                                                         $          805,810     $     898,038
                                                         ==================     =============

NOTE 5 - ACCRUED LIABILITIES:

         Accrued liabilities are as follows:

                                                         SEPTEMBER 30, 1999     JUNE 30, 1999
                                                         ------------------     -------------
                                                                (Unaudited)

             Payroll and other compensation........      $        1,052,773     $   2,086,849
             Clinical costs........................               1,027,407         1,161,291
             Warranties............................                 375,000           375,000
             Royalties.............................                 352,597           398,800
             Business insurance....................                 216,879                --
             Professional services.................                 127,071           129,600
             Sales returns and allowances..........                  60,500           205,400
             Marketing activities..................                  50,250            50,250
             Other.................................                 384,164           223,423
                                                         ------------------     -------------
                                                         $        3,646,641     $   4,630,613
                                                         ==================     =============

NOTE 6 -  CHANGE IN ACCOUNTING PRINCIPLE:

         Effective July 1, 1999, we changed our method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and our business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,150 (net of income tax of $0) and is included in income of the first quarter of fiscal 2000. The effect of the change on the loss from operations for the quarter ended September 30, 1999 is not material. The pro forma amounts, shown on the income statement, reflect the effect of retroactive application on depreciation that would have been made in the three months ended September 30, 1998 had the straight-line method been in effect.

NOTE 7 - RECLASSIFICATION

         Certain amounts in the balance sheet as of June 30, 1999 have been reclassified to conform with those at September 30, 1999.

NOTE 8 - NET LOSS PER SHARE

         We compute basic net loss per share by dividing our net loss by the weighted average number of shares outstanding during each period. For purpose of computing diluted net loss per share, no exercise of options was assumed since the result would have been antidilutive.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled "Factors That May Affect Future Operating Results." Readers are also encouraged to refer to our Annual Report on Form 10-K for the year ended June 30, 1999 for a further discussion of our business and the risks and opportunities attendant thereto.

SUMMARY

         We design, develop, manufacture and market the NeuroCybernetic Prosthesis, or NCP(R) System, an implantable medical device for the treatment of epilepsy and other debilitating neurological disorders. On July 16, 1997, we received approval from the United States Food and Drug Administration, also referred to as the FDA, to market the NCP System in the United States as an adjunctive therapy for reducing the frequency of seizures in patients over twelve years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We have also received regulatory approval to sell the NCP System in Canada, Europe and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to patient age. From inception through July 1997, our primary focus was on obtaining FDA approval for the NCP System. Since inception, we have had limited revenues and have incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. We have been unprofitable since inception. For the period from inception through September 30, 1999, we have incurred a cumulative net deficit of approximately $77 million.

         We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and also have permission to sell in certain other international markets. However, we have devoted limited resources to marketing and sales activities internationally and international sales of the NCP System have been limited to date.

         We believe that significant market acceptance of the NCP System for the treatment of epilepsy or other indications will require that the treatment be eligible for reimbursement from government and private health care payors both within and outside the United States. We have gained coverage recommendations from Health Care Administration or HCFA, Blue Cross and Blue Shield, CHAMPUS/Tricare, Kaiser, a number of State Medicaid agencies and numerous other payors. We are in the process of seeking additional coverage recommendations and appropriate payment levels from these and other third party payors in the United States and in a limited number of key international markets.

         We expect to incur substantial costs related to sales and marketing activities, clinical trials and regulatory activities, product and process development and infrastructure development. We expect there will be a delay between the increased levels of spending and any resulting increase in revenues. Accordingly, we expect to remain unprofitable through at least the quarter ending December 31, 1999. We cannot assure you that our results of operations will become profitable after that time or, that if our operations become profitable, they will remain so in future periods. Furthermore, our results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside our control. Such factors include, but are not limited to, the extent to which the NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures in sales and marketing and clinical trials and regulatory activities, availability of key components, materials and contract services which may be dependent on our ability to forecast sales, the ability to achieve acceptable manufacturing yields and costs and the extent and timing of the development of corporate infrastructure.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the three months ended September 30, 1999 totaled $8,663,000 million compared to $5,336,000 million for the three months ended September 30, 1998, representing an overall increase of $3.3 million, or 62%. Net sales for the three months ended September 30, 1999 consisted of $7.9 million from the United States and $727,000 from international markets. Net sales for the quarter ended September 30, 1998 consisted of $4.7 million from the United States and $674,000 from international markets. Future increases in net sales will depend upon development of increased market acceptance for the NCP System and upon obtaining or expanding reimbursement approval in key markets.

         Gross Profit. Gross margin, as a percent of net sales, was 73.6% for the quarter ended September 30, 1999 compared to 73.5% in the prior year period. The increase over the prior year is attributable primarily to the greater proportion of net sales being derived from the United States and direct markets in Europe, which generally have higher gross margins than sales generated through indirect channels. Cost of sales consist primarily of direct labor, direct materials and components, allocated manufacturing overhead, third-party contractor costs and certain manufacturing period expenses. In addition, we are required to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price, manufacturing yields, period expenses and levels of production volume.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1.7 million, or 19.3% of net sales, for the three months ended September 30, 1999, compared to $1.9 million, or 34.7% of net sales, in the prior year period. The large decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter ended September 30, 1999 as compared to the same prior year period. We intend to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy including chronic depression and morbid obesity. Accordingly, we expect research and development expenses in dollars to increase.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $6.6 million, or 76.6% of net sales, for the three months ended September 30, 1999 compared to $7.4 million, or 138.7% of net sales, for the three months ended September 30, 1998. The decrease in absolute dollars was primarily due to reductions in costs associated with national sales and marketing events during the current quarter as compared to prior year. The decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales in the quarter ended September 30, 1999 as compared to the same prior year period. We expect to add administrative and sales and marketing personnel in anticipation of higher levels of business activity in fiscal year 2000. Accordingly, we expect our future selling, general and administrative expenses in absolute amount to increase beyond the amounts incurred during the three months ended September 30, 1999.

         Interest Income. Interest income totaled $275,000 and $482,000 for the three months ended September 30, 1999 and September 30, 1998, respectively. Interest income decreased for the quarter September 30, 1999 as compared to the same prior year period as a result of lower cash and investment balances on hand. We expect interest income to gradually decline in future periods as we utilize our resources to fund future working capital requirements.

         Other Income (Expense), Net. Other income totaled $6,000 and $178,000 during the three months ended September 30, 1999 and 1998, respectively. For each of these periods, other income consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies, and upon fluctuations in currency exchange rates.

         Income Taxes. Due to our net operating loss history, to date we have established a valuation allowance to fully offset deferred tax assets, including those related to tax carryforwards, resulting in no income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through public and private placements of our securities. We had no short or long-term borrowings outstanding at September 30, 1999, and had no credit facilities available at that time.

         We expect to incur substantial additional costs related to sales and marketing activities, clinical trials and regulatory activities, product and process development and infrastructure development. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside our control, including the nature and timing of marketing and sales activities, the development of corporate infrastructure and the nature and timing of additional clinical trials for additional indications, both within and outside the field of epilepsy. Moreover, our ability to generate income from operations will be dependent upon maintaining and broadening reimbursement approval from government and third-party payors as well as receiving market acceptance for the NCP System.

         During the three months ended September 30, 1999, we used approximately $1.5 million in operating activities. Accounts receivable decreased to $4.1 million, from $5.5 million at June 30, 1999. Inventories decreased to $4.9 million at September 30, 1999 from $5.2 million at June 30, 1999. We also reduced current liabilities to $4.6 million at September 30, 1999 from $6.3 million at June 30, 1999.

         Our liquidity will continue to be reduced as amounts are expended for sales and marketing activities, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although we have no firm commitments, we expect to make capital expenditures of approximately $2.4 million during the remainder of fiscal 2000, primarily to support manufacturing operations and to enhance general infrastructure and facilities.

         We believe that our current resources will be sufficient to fund our operations at least through June 30, 2001, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us.

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

         STATE OF READINESS AND CONTINGENCY PLANS

         We believe that the adverse impact of Year 2000 issues on our internal computer systems will not be material. Most of the personal computers and computer systems we use have been installed in the past three years as we have been growing our organization. We have also moved the remainder of our organization to a new facility in Houston, Texas, and have installed new equipment in connection with the relocation. We recently completed a comprehensive review of all of our equipment and software, and found the incidence potential of Year 2000 issues to be minimal but not non-existent. We are in the process of defining and resolving all Year 2000 issues, which we expect to complete by the end of November 1999. We have also contacted each of our key material vendors and suppliers to determine if they have any Year 2000 compliance issues that have not been resolved, or may not be resolved in a timely manner. The results of these inquiries will lead into supplier contingency planning efforts during the last quarter of calendar 1999. Additionally, we have contacted our major customers and informed them of our Year 2000 readiness plans and processes. All of our products are fully Year 2000 compliant with the exception of the programming software, which does not use dating in its processing calculations, but does use dating in its reporting functions. These reporting functions include a few non-therapy related reports that may produce more information than expected when database dates span the millennium. These reports in no way affect the programming of the implanted device, and are easily interpreted by users of the programming system. As such, the programming software has been designated Year 2000 ready, and no software updates are planned to address the small anomalies.

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

         An independent assessment of our Year 2000 plans, progress and documentation was conducted at the end of the quarter ended September 30, 1999. The results of this independent assessment indicate that we have adequately identified any remaining issues and have adequate procedures in place to assign resources as needed to ensure our readiness.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section, the following additional factors could effect our future results.

         We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA only for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for at least the next three years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of major depression in-patients with unipolar and bipolar depressive disorder. We do not yet have approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression or any other indications. Our inability to commercialize successfully the NCP System will severely harm our business.

         We may not achieve market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 6,000 patients through September 30, 1999, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

         Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons including the extent to which our NCP System gains market acceptance, the timing of obtaining marketing approvals for our NCP System for other indications, the timing of any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing corporate infrastructure development efforts and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

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

         If we fail to effectively manage our growth, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the NCP System in the United States, we have significantly expanded the scope of our operations, in particular in manufacturing and in marketing and sales. Such activities have placed, and may continue to place, a significant strain on our resources and operations. Our ability to effectively manage such growth will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business would suffer.

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

                           PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               18 Letter regarding change of accounting principles, Arthur Andersen, LLP

               27 Financial Data Schedule.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYBERONICS, INC.
                                 Registrant


                                 BY: /s/ PAMELA B. WESTBROOK
                                     ---------------------------------------
                                     Pamela B. Westbrook
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer (principal
                                     financial and accounting officer)




Dated:  November 15, 1999

                               INDEX TO EXHIBITS

NUMBER
EXHIBITS                DESCRIPTION
--------                -----------
   18        Letter regarding change of accounting principles, Arthur
             Andersen, LLP

   27        Financial Data Schedule.