Form 10-Q
period 1999-12-31
CYBERONICS INC
filed 2000-02-14
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                            76-0236465
---------------------------------------------              -----------------------------------
         (State or other jurisdiction of                             (I.R.S. Employer
         incorporation or organization)                           Identification Number)

     16511 Space Center Boulevard, Ste. 600
                 Houston, Texas                                            77058
---------------------------------------------              -----------------------------------
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

                  CLASS                          OUTSTANDING AT FEBRUARY 4, 2000
Common Stock - $0.01 par value                           18,168,355

                                CYBERONICS, INC.


                                      INDEX

                                                                                         Page No.
                                                                                         --------
               PART I.  FINANCIAL INFORMATION
Item 1         Financial Statements:
                      Consolidated Balance Sheets
                         December 31, 1999 (unaudited) and June 30, 1999.............        3
                      Consolidated Statements of Operations (unaudited)
                         three months and six months ended December 31, 1999 and 1998        4
                      Consolidated Statements of Cash Flows (unaudited)
                         six months ended December 31, 1999 and 1998.................        5
                      Notes to Consolidated Financial Statements (unaudited).........        6
Item 2         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................        8


               PART II.  OTHER INFORMATION
Item 6         Exhibits and Reports on Form 8-K......................................       19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1999          1999
                                                                  -------------- -------------
ASSETS                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents..................................     $   1,726,402  $  1,544,042
   Securities held to maturity................................        18,577,876    19,222,590
   Accounts receivable, net...................................         6,362,296     5,450,003
   Inventories................................................         5,700,860     5,195,114
   Other current assets.......................................           636,476       898,038
                                                                  -------------  ------------
        Total current assets..................................        33,003,910    32,309,787
Securities held to maturity...................................         1,253,920     4,091,491
Property and equipment, net...................................         4,688,840     3,272,960
Other assets, net.............................................           189,914       108,915
                                                                  -------------  ------------
                                                                  $  39,136,584  $ 39,783,153
                                                                  =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...........................................     $   1,552,757  $  1,704,095
   Accrued liabilities........................................         3,078,907     4,630,613
                                                                   -------------  ------------
        Total current liabilities.............................         4,631,664     6,334,708

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 2,500,000 shares authorized;
        no shares issued or outstanding.......................            --            --
   Common stock, $.01 par value, 25,000,000 shares authorized;
        17,874,895 and 17,562,000 shares issued and outstanding
        at December 31, 1999 and June 30, 1999, respectively..           178,749  $    175,620
   Additional paid-in capital.................................       111,296,679   109,280,567
   Accumulated other comprehensive income.....................           (90,718)    (128,476)
   Accumulated deficit........................................       (76,879,790)  (75,879,266)
                                                                   -------------  ------------
        Total stockholders' equity............................        34,504,920    33,448,445
                                                                   -------------  ------------
                                                                   $  39,136,584  $ 39,783,153
                                                                   =============  ============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       FOR THE THREE                    FOR THE SIX
                                                       MONTHS ENDED                    MONTHS ENDED,
                                                        DECEMBER 31,                    DECEMBER 31,
                                              ------------------------------   ---------------------------
                                                    1999            1998            1999          1998
                                              ---------------  -------------   -------------  -------------
Net sales.....................................$   11,117,439  $   6,602,921   $  19,780,675   $ 11,938,678
Cost of sales.................................     2,639,972      1,632,290       4,926,873      3,048,289
                                              --------------  -------------   -------------   ------------
Gross profit..................................     8,477,467      4,970,631      14,853,802      8,890,389

Operating expenses:
  Selling, general and administrative.........     7,377,991      7,507,784      14,018,070     14,909,214
  Research & development......................     1,609,567      1,887,192       3,285,367      3,740,287
                                              --------------  -------------   -------------   ------------
    Total operating expenses..................     8,987,558      9,394,976      17,303,437     18,649,501
                                              --------------  -------------   -------------   ------------
Loss from operations..........................      (510,091)    (4,424,345)     (2,449,635)    (9,759,112)
Interest income, net..........................       334,968        566,363         610,266      1,048,753
Other income (expense)........................       (48,641)       (21,049)        (42,305)       157,063
                                              --------------  -------------   -------------   ------------
Net loss before cumulative effect of a
  change in accounting principle..............$     (223,764) $  (3,879,031)  $  (1,881,674)  $ (8,553,296)
Cumulative effect on prior years (to June
  30, 1999) of changing to a different method
  of depreciation.............................            --             --         881,150             --
                                              --------------  -------------   -------------   ------------

Net loss......................................$     (223,764) $  (3,879,031)  $  (1,000,524)  $ (8,553,296)
                                              ==============  =============   =============   ============
Loss per share, basic and diluted:
Loss before cumulative effect of a change in
  accounting principle........................$        (0.01) $       (0.22)  $       (0.11)  $      (0.49)
Cumulative effect on prior years (to June
  30, 1999) of changing to a different method
  of depreciation ............................$           --  $          --   $        0.05   $         --
                                              --------------  -------------   -------------   ------------


Net loss......................................$        (0.01) $       (0.22)  $       (0.06)         (0.49)
                                              ==============  =============   =============   ============
Shares used in computing net loss per share...    17,767,726     17,409,296      17,679,066     17,339,334
                                              ==============  =============   =============   ============
Comprehensive loss:
Net loss......................................$     (223,764) $  (3,879,031)  $  (1,000,524)  $ (8,553,296)
Foreign currency translation adjustment.......        16,538          1,128          37,758       (128,791)
                                              --------------  -------------   -------------   ------------
Comprehensive loss............................$     (207,226) $  (3,877,903)  $    (962,766)  $ (8,682,087)
                                              ==============  =============   =============   ============
Pro forma amounts assuming retroactive
application of accounting change:
Net loss......................................$     (223,764) $  (3,704,868)  $  (1,881,674)  $ (8,338,040)
Net loss per share - basic and diluted........$        (0.01) $       (0.21)  $       (0.11)  $      (0.48)



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       FOR THE SIX MONTHS ENDED
                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                         1999           1998
                                                                     ------------   -------------
Cash Flow From Operating Activities:
  Net loss.....................................................      $(1,000,524)  $(8,553,296)
  Non-cash items included in net loss:
    Depreciation...............................................          618,108       624,006

    Change in accounting principle.............................         (881,150)           --
  Change in operating assets and liabilities:
    Accounts receivable........................................         (912,293)    1,763,807
    Inventories................................................         (505,746)   (2,420,340)
    Other current assets.......................................          261,562       262,309
    Accounts payable and accrued liabilities...................       (1,703,044)   (2,662,466)
    Other......................................................          (80,999)      (32,023)
                                                                     -----------   -----------
      Net Cash Used In Operating Activities....................       (4,204,086)  (11,018,003)

Cash Flow From Investing Activities:
  Purchases of property and equipment..........................       (1,152,838)   (1,428,951)
  Purchases of investments.....................................      (27,701,596)  (26,677,358)
  Maturities of investments....................................       31,183,881    36,907,115
                                                                     -----------   -----------
      Net Cash Provided By Investing Activities................        2,329,447     8,800,806

Cash Flow From Financing Activities:
  Proceeds from issuance of Common Stock.......................        2,019,241       835,319
                                                                     -----------   -----------
      Net Cash Provided By Financing Activities................        2,019,241       835,319


Effect of exchange rate changes on cash and cash equivalents...           37,758      (128,791)
                                                                     -----------   -----------
      Net (decrease) increase in cash and cash equivalents.....          182,360    (1,510,669)
Cash and cash equivalents, at beginning of period..............        1,544,042     1,695,385
                                                                     -----------   -----------
Cash and cash equivalents, at end of period....................      $ 1,726,402   $   184,716
                                                                     ===========   ===========



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

NOTE 5 - ACCRUED LIABILITIES:

        Accrued liabilities are as follows:

                                                            DECEMBER 31, 1999       JUNE 30, 1999
                                                           -------------------   -------------------
                                                                    (Unaudited)
          Clinical costs..............................       $    1,143,114      $     1,161,291
          Payroll and other compensation..............              607,869            2,086,849
          Royalties...................................              434,642              398,800
          Warranties..................................              375,000              375,000
          Business insurance..........................              141,419                   --
          Professional services.......................              117,720              129,600
          Sales returns and allowances................               36,114              205,400
          Marketing activities........................                 -                  50,250
          Other  .....................................              223,029              223,423
                                                                    -------              -------
                                                              $   3,078,907      $     4,630,613
                                                                  =========            =========

NOTE 6 -  CHANGE IN ACCOUNTING PRINCIPLE:

        Effective July 1, 1999, we changed our method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and our business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,150 (net of income tax of $0) and is included in income for the six months ended December 31, 1999. The effect of the change on the loss from operations for the three months and the six months ended December 31, 1999 is not material. The pro forma amounts, shown on the income statement, reflect the effect of retroactive application on depreciation that would have been made in the three months and the six months ended December 31, 1998 had the new method been in effect.

NOTE 7 - RECLASSIFICATION:

        Certain amounts in the balance sheet as of June 30, 1999 have been reclassified to conform with those at December 31, 1999.

NOTE 8 - NET LOSS PER SHARE:

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

SUMMARY

        We design, develop, manufacture and market the NeuroCybernetic Prosthesis, or NCP(R) System, an implantable medical device for the treatment of epilepsy and other debilitating neurological disorders. On July 16, 1997, we received approval from the United States Food and Drug Administration, also referred to as the FDA, to market the NCP System in the United States as an adjunctive therapy for reducing the frequency of seizures in patients over twelve years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We have also received regulatory approval to sell the NCP System in Canada, Europe and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to patient age. From inception through July 1997, our primary focus was on obtaining FDA approval for the NCP System. Since inception, we have had limited revenues and have incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. We have been unprofitable since inception. For the period from inception through December 31, 1999 we have incurred a cumulative net deficit of approximately $77 million.

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

        We expect to incur substantial costs related to sales and marketing activities, clinical trials and regulatory activities, product and process development and infrastructure development. We expect there will be a delay between the increased levels of spending and any resulting increase in revenues. We have been unprofitable since inception and we cannot assure you that our results of operations will become profitable after that time or, that if our operations become profitable, they will remain so in future periods. Furthermore, our results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside our control. Such factors include, but are not limited to, the extent to which the NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures in sales and marketing and clinical trials and regulatory activities, availability of key components, materials and contract services which may be dependent on our ability to forecast sales, the ability to achieve acceptable manufacturing yields and costs and the extent and timing of the development of corporate infrastructure.

RESULTS OF OPERATIONS

        Net Sales. Net sales for the three months ended December 31, 1999 totaled $11,117,000 compared to $6,603,000 for the three months ended December 31, 1998, representing an overall increase of $4.5 million, or 68%. Net sales for the six months ended December 31, 1999 totaled $19,781,000 compared to $11,939,000 for the six months ended December 31, 1998 representing an overall increase of $7,842,000, or 66%. Net sales for the three months ended December 31, 1999 consisted of $9.7 million from the United States and $1.4 million from international markets. Net sales for the quarter ended December 31, 1998 consisted of $5.6 million from the United States and $1.0 million from international markets. Future increases in net sales will depend upon development of increased market acceptance for the NCP System and upon obtaining or expanding reimbursement approval in key markets.

        Gross Profit. Gross margin, as a percent of net sales, was 76.3% for the quarter ended December 31, 1999 compared to 75.3% in the same prior year period. The gross margin percentage for the six months ended December 31, 1999 was 75.1% compared to 74.5% for the same period a year ago. The increase over the prior year is attributable to the greater proportion of net sales being derived from the United States and direct markets in Europe, which generally have higher gross margins than sales generated through indirect channels. Cost of sales consist primarily of direct labor, direct materials and components, allocated manufacturing overhead, third-party contractor costs and certain manufacturing period expenses. In addition, we are required to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's selling price, manufacturing yields, period expenses and levels of production volume.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $7.4 million, or 66.4% of net sales, for the three months ended December 31, 1999 compared to $7.5 million, or 113.7% of net sales, for the three months ended December 31, 1998. Selling, general and administrative expenses totaled $14.0 million, or 70.9% of net sales, for the six months ended December 31, 1999 compared to $14.9 million, or 124.9% of net sales, for the same period a year ago. The decrease in absolute dollars for the three months ended December 31, 1999 as compared to the same period last year was primarily the result of net reductions in costs for professional and consulting services which were brought in-house or otherwise reduced during the current period. The decrease in absolute dollars for the six months ended December 31, 1999 as compared to the same period last year included reductions in professional and consulting expenses as experienced during the quarter as well as reductions in costs associated with national sales and marketing events. The decrease of such expenses as a percentage of net sales is primarily the result of the increase in net sales in the quarter ended December 31, 1999 as compared to the same prior year period. We expect to add administrative and sales and marketing personnel in anticipation of higher levels of business activity in the last six months of fiscal year 2000. Accordingly, we expect our future selling, general and administrative expenses in absolute amount to increase beyond the amounts incurred during the three months ended December 31, 1999.

        Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1.6 million, or 14.5% of net sales, for the three months ended December 31, 1999, compared to $1.9 million, or 28.6% of net sales, in the prior year period. Research and development expenses were $3.3 million, or 16.6% of net sales, and $3.7 million or 31.3% of net sales, for the six months ended December 31, 1999 and December 31, 1998 respectively. The decrease in absolute dollars for the three months and the six months ended December 31, 1999 was primarily due to reduction in product development costs and clinical study costs. The large decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales for the three months and the six months ended December 31, 1999 as compared to the same prior year periods. We intend to conduct further clinical trials of the NCP System for additional indications both within and outside the field of epilepsy including chronic depression and morbid obesity. Accordingly, we expect research and development expenses in dollars to increase beyond the amounts incurred during the three months ended December 31, 1999.

        Interest Income. Interest income totaled $335,000 and $566,000 for the three months ended December 31, 1999 and December 31, 1998, respectively, and $610,000 and $1,049,000 for the six months ended December 31, 1999 and December 31, 1998 as a result of declining cash and investment balances on hand. We expect interest income to gradually decline in future periods as we utilize our resources to fund future working capital requirements.

        Other Income (Expense), Net. Other income (expense) net totaled ($49,000) and ($21,000) during the three months ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and December 31, 1998, other income (expense) net totaled ($42,000) and $157,000, respectively. For each of these periods, other income consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies and upon fluctuations in currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations primarily through public and private placements of our securities. We had no short or long-term borrowings outstanding at December 31, 1999, and had no credit facilities available at that time.

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

        During the six months ended December 31, 1999, net cash used in operating activities was approximately $4.2 million. Accounts receivable increased to $6.4 million, from $5.5 million at June 30, 1999. Inventories increased to $5.7 million at December 31, 1999 from $5.2 million at June 30, 1999. We also reduced current liabilities to $4.6 million at December 31, 1999 from $6.3 million at June 30, 1999.

        Our liquidity will continue to be reduced as amounts are expended for sales and marketing activities, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although we have no firm commitments, we expect to make capital expenditures of approximately $1.8 million during the remainder of fiscal 2000, primarily to support manufacturing operations and to enhance general infrastructure and facilities.

        We believe that our current resources will be sufficient to fund our operations at least through June 30, 2001, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the strength of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us.

IMPACT OF YEAR 2000

        Many currently installed computer systems and software products were coded using two digits rather than four to define the applicable year. As a result these computer systems and software products have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, to send invoices, or to engage in similar normal business activities. Some computers may also not properly roll from year 1999 to year 2000, resulting instead with arbitrary dates such as January 4, 1980. Finally, computer systems and software products may fail to process accurately the leap year logic associated with the Year 2000. To date, we have not experienced any adverse consequences from Year 2000 issues.


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

        We may not achieve market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 6,500 patients through December 31, 1999, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

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

        We may not be successful in our marketing and sales efforts, which could severely harm our business. We continue to expand our marketing and sales force for the United States market, and we cannot assure you that this expanded direct marketing and sales force will succeed in promoting the NCP System to patients, health care providers or third-party payors on a broad basis. In addition, due to limited market awareness of the NCP System, we believe that the sales process could be lengthy, requiring us to continue to educate patients, health care providers and third-party payors regarding the clinical benefits and cost-effectiveness of the NCP System. In certain international territories, we rely, and intend to continue to rely, upon independent distributors. We may not be able to recruit and retain skilled marketing and sales personnel or foreign distributors to support our marketing and sales efforts. Our failure to successfully market and sell our NCP System would severely impair our sales and our business.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27 Financial Data Schedule.

        (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

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




Dated:  February 14, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   27                       Financial Data Schedule