Form 10-Q/A
period 1999-12-31
CYBERONICS INC
filed 2000-02-15
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A




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
                                                                     ===========   ===========



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - INVESTMENT SECURITIES:

        At December 31, 1999 and June 30, 1999, our entire investment portfolio consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $19,723,000 and a gross unrealized holding loss of approximately $109,000 at December 31, 1999.

NOTE 3 - INVENTORIES:

        Inventories consist of the following:

                                                            DECEMBER 31, 1999      JUNE 30, 1999
                                                           -------------------   ----------------
                                                                  (Unaudited)
          Raw materials and components................       $     1,779,954      $   2,837,599
          Work-in-process ............................             1,471,414            794,410
          Finished goods .............................             2,449,492          1,563,105
                                                                   ---------          ---------
                                                             $     5,700,860      $   5,195,114
                                                                   =========          =========

NOTE 4 - OTHER CURRENT ASSETS:

        Other current assets consist of the following:

                                                            DECEMBER 31, 1999      JUNE 30, 1999
                                                           -------------------   ----------------
                                                                  (Unaudited)
          Prepaid assets..............................       $       629,411      $     835,467
          Interest receivable ........................                 7,065             62,571
                                                                       -----             ------
                                                             $       636,476      $     898,038
                                                                     =======            =======

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


               *27 Financial Data Schedule.

               * Previously filed.


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

   27*                     Financial Data Schedule


* Previously Filed