Form 10-Q
period 2000-03-31
CYBERONICS INC
filed 2000-05-15
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                               76-0236465
------------------------------------------------------                  ---------------------------
              (State or other jurisdiction of                                (I.R.S. Employer
              incorporation or organization)                               Identification Number)

          16511 Space Center Boulevard, Ste. 600
                      Houston, Texas                                             77058
------------------------------------------------------                  -------------------------
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

                  CLASS                            OUTSTANDING AT MAY 4, 2000
Common Stock - $0.01 par value                          18,577,510

                                CYBERONICS, INC.


                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
                  PART I.  FINANCIAL INFORMATION
Item 1            Financial Statements:

                          Consolidated Balance Sheets
                              March 31, 2000 (unaudited) and June 30, 1999.............................          3
                          Consolidated Statements of Operations (unaudited)
                              three months and nine months ended March 31, 2000 and 1999...............          4
                          Consolidated Statements of Cash Flows (unaudited)
                              nine months ended March 31, 2000 and 1999................................          5
                          Notes to Consolidated Financial Statements (unaudited).......................          6
Item 2            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations..........................................          8


                  PART II.  OTHER INFORMATION
Item 2            Changes in Securities and Use of Proceeds............................................         18
Item 6            Exhibits and Reports on Form 8-K.....................................................         18

                         PART I - FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,         JUNE 30,
                                                                                      2000              1999
                                                                                ----------------- -----------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents.............................................       $      3,714,622   $     1,544,042
    Securities held to maturity...........................................             17,672,541        19,222,590
    Accounts receivable, net..............................................              8,963,154         5,450,003
    Inventories...........................................................              7,003,457         5,195,114
    Other current assets..................................................                967,307           898,038
                                                                                 ----------------   ---------------
         Total current assets.............................................             38,321,081        32,309,787
Securities held to maturity...............................................              1,201,206         4,091,491
Property and equipment, net...............................................              5,535,151         3,272,960
Other assets, net.........................................................                176,845           108,915
                                                                                 ----------------   ---------------
                                                                                 $     45,234,283   $    39,783,153
                                                                                 ================   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable......................................................       $      2,319,303   $     1,704,095
    Accrued liabilities...................................................              3,389,231         4,630,613
                                                                                 ----------------   ---------------
         Total current liabilities........................................              5,708,534         6,334,708

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 2,500,000 shares authorized; no
         shares issued or outstanding.....................................                     --                --
    Common stock, $.01 par value, 50,000,000 shares authorized;
         18,566,078 and 17,562,000 shares issued and outstanding at
         March 31, 2000 and June 30, 1999, respectively...................                185,661           175,620
    Additional paid-in capital............................................            116,299,820       109,280,567
    Accumulated other comprehensive income................................                (93,571)         (128,476)
    Accumulated deficit...................................................            (76,866,161)      (75,879,266)
                                                                                 ----------------   ---------------
         Total stockholders' equity.......................................             39,525,749        33,448,445
                                                                                 ----------------   ---------------
                                                                                 $     45,234,283   $    39,783,153
                                                                                 ================   ===============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    FOR THE THREE                          FOR THE NINE
                                                                   MONTHS ENDED                            MONTHS ENDED
                                                                      MARCH 31,                              MARCH 31,
                                                            -------------------------------      -------------------------------
                                                                2000               1999                2000             1999
                                                            ------------      -------------      -------------     -------------
Net sales...............................................    $ 14,034,508      $   8,054,457      $  33,815,183     $  19,993,135
Cost of sales...........................................       3,272,654          2,120,648          8,199,527         5,168,937
                                                            ------------      -------------      -------------     -------------
Gross profit............................................      10,761,854          5,933,809         25,615,656        14,824,198
Operating expenses:
   Selling, general and administrative..................       9,329,651          7,541,097         23,347,721        22,450,311
   Research & development...............................       1,757,409          1,854,231          5,042,776         5,594,518
                                                            ------------      -------------      -------------     -------------
     Total operating expenses...........................      11,087,060          9,395,328         28,390,497        28,044,829
                                                            ------------      -------------      -------------     -------------
Loss from operations....................................        (325,206)        (3,461,519)        (2,774,841)      (13,220,631)
Interest income, net....................................         358,971            157,384            969,237         1,206,137
Other income (expense)..................................         (20,136)            80,692            (62,441)          237,755
                                                            ------------      -------------      -------------     -------------
Net earnings (loss) before cumulative effect of
a change in accounting principle........................    $     13,629      $  (3,223,443)     $  (1,868,045)    $ (11,776,739)

Cumulative effect on prior years (to June 30, 1999)
of changing to a different method of depreciation.......              --                 --             881,150                --
                                                            ------------      -------------      --------------    --------------
Net earnings (loss)....................................     $     13,629      $  (3,223,443)     $     (986,895)   $  (11,776,739)
                                                            ============      =============      ==============    ==============
Earnings (loss) per share, basic and diluted:
Earnings (loss) before accounting change...............     $         --      $       (0.18)     $        (0.11)   $        (0.68)
Cumulative effect of accounting change.................               --                 --                0.05                --
                                                            ------------      -------------      --------------    --------------
Net earnings (loss) ...................................     $         --      $       (0.18)     $        (0.06)   $        (0.68)
                                                            ============      =============      ==============    ==============
Average shares outstanding:
Basic..................................................       18,222,951         17,425,185          17,859,043        17,367,951
Diluted................................................       20,606,771         17,425,185          17,859,043        17,367,951
Comprehensive earnings (loss):
Net earnings (loss)....................................     $     13,629      $  (3,223,443)     $     (986,895)   $  (11,776,739)
Foreign currency translation adjustment................           (2,853)            88,371              34,905           217,162
                                                            ------------      -------------      --------------    --------------
Comprehensive earnings (loss)..........................     $     10,776      $  (3,135,072)     $     (951,990)   $  (11,559,577)
                                                            ============      =============      ==============    ==============
Pro Forma amounts assuming retroactive application of
accounting change:
Net earnings (loss)....................................     $     13,629      $  (3,084,327)     $   (1,868,045)   $  (11,422,367)
Net earnings (loss) per share - basic and diluted......     $         --      $       (0.18)     $        (0.11)   $        (0.66)


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                    -----------------------------------
                                                                                         2000                1999
                                                                                    --------------      ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss..................................................................         $   (986,895)    $ (11,776,739)
   Non-cash items included in net loss:
     Depreciation............................................................              987,950         1,027,119
     Change in accounting principle..........................................             (881,150)               --
   Change in operating assets and liabilities:
     Accounts receivable.....................................................           (3,513,151)        1,056,058
     Inventories.............................................................           (1,808,343)       (2,216,321)
     Other current assets....................................................              (69,269)          245,306
     Accounts payable and accrued liabilities................................             (626,174)       (3,337,274)
     Other ..................................................................              (67,930)           86,502
                                                                                      ------------     -------------
       NET CASH USED IN OPERATING ACTIVITIES                                            (6,964,962)      (14,915,349)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.......................................           (2,368,991)       (1,503,420)
   Purchases of investments..................................................          (41,030,731)      (35,571,781)
   Maturities of investments.................................................           45,471,065        49,644,409
                                                                                      ------------     -------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                         2,071,343        12,569,208

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock....................................             7,029,294          954,681
                                                                                      -------------    -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                          7,029,294          954,681

Effect of exchange rate changes on cash and cash equivalents.................                34,905         (217,162)
                                                                                      -------------    -------------
       Net increase(decrease) in cash and cash equivalents...................             2,170,580       (1,608,622)
Cash and cash equivalents, at beginning of period............................             1,544,042        1,695,385
                                                                                      -------------    -------------
Cash and cash equivalents, at end of period..................................         $   3,714,622    $      86,763
                                                                                      =============    =============




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - INVESTMENT SECURITIES:

         At March 31, 2000 and June 30, 1999, our entire investment portfolio consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $18,705,000 and a gross unrealized holding loss of approximately $169,000 at March 31, 2000.

NOTE 3 - INVENTORIES:

         Inventories consist of the following:

                                                                   MARCH 31, 2000     JUNE 30, 1999
                                                                   ---------------   ---------------
                                                                       (Unaudited)
     Raw materials and components.........................         $    2,241,763    $     2,837,599
     Work-in-process .....................................              1,544,796            794,410
     Finished goods ......................................              3,216,898          1,563,105
                                                                   --------------    ---------------
                                                                   $    7,003,457    $     5,195,114
                                                                   ==============    ===============


NOTE 4 - OTHER CURRENT ASSETS:

         Other current assets consist of the following:


                                                                    MARCH 31, 2000   JUNE 30, 1999
                                                                   ---------------  ---------------
                                                                       (Unaudited)
     Prepaid assets.......................................         $      959,536    $     835,467
     Interest receivable .................................                  7,771           62,571
                                                                   --------------    -------------
                                                                   $      967,307    $     898,038
                                                                   ==============    =============

NOTE 5 - ACCRUED LIABILITIES:

         Accrued liabilities are as follows:

                                                                      MARCH 31, 2000       JUNE 30, 1999
                                                                   ------------------     ---------------
                                                                           (Unaudited)
             Payroll and other compensation....................... $        1,223,485     $   2,086,849
             Clinical costs.......................................            952,107         1,161,291
             Royalties............................................            538,506           398,800
             Warranties...........................................            375,000           375,000
             Professional services................................            120,082           129,600
             Business insurance...................................             48,956                --
             Sales returns and allowances.........................             36,348           205,400
             Marketing activities.................................                  -            50,250
             Other................................................             94,747           223,423
                                                                   ------------------     -------------
                                                                   $        3,389,231     $   4,630,613
                                                                   ==================     =============


NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE:

         Effective July 1, 1999, we changed our method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and our business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,150 (net of income tax of $0) and is included in income for the nine months ended March 31, 2000. The effect of the change for the three months and nine months ended March 31, 2000 was to decrease the operating loss by $258,920 ($.01 per share) and $372,506 ($.02 per share), respectively. The pro forma amounts, shown on the income statement, reflect the effect of retroactive application on depreciation that would have been made in the three months and the nine months ended March 31, 1999 had the new method been in effect.

NOTE 7 - RECLASSIFICATION:

         Certain amounts in the balance sheet as of June 30, 1999 have been reclassified to conform with those at March 31, 2000.

NOTE 8 - EARNINGS PER SHARE:

         SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the company.

The following table sets forth the computation of basic and diluted net earnings
(loss) per share of common stock before the cumulative effect of an accounting change:

                                                               FOR THE THREE                          FOR THE NINE
                                                               MONTHS ENDED                           MONTHS ENDED
                                                                 MARCH 31,                              MARCH 31,
                                                      ------------------------------         ------------------------------
                                                          2000               1999                2000             1999
                                                      ------------        ----------         ------------   ---------------
Numerator:
Net income (loss) before accounting change..........  $       13,629     $(3,223,443)        $ (1,868,045)  $   (11,776,739)
Denominator:
Basic weighted average shares outstanding...........      18,222,951      17,425,185           17,859,043        17,367,951
Effect of dilutive stock options....................       2,383,820              --                   --                --
Diluted weighted average shares outstanding.........      20,606,771      17,425,185           17,859,043        17,367,951
Basic and diluted earnings (loss) per share.........  $         0.00     $     (0.18)        $      (0.11)  $         (0.68)

Options outstanding at March 31, 2000 to purchase 156,496 shares have been excluded from the calculation of diluted EPS as they are anti-dilutive.

NOTE 9 - NEW ACCOUNTING PRONOUCEMENT:

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective by the second fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Cyberonics' management believes that its revenue recognition policy is in accordance with SAB 101 and does not believe that adoption of this SAB will have a material impact on Cyberonics' financial position or results of operations.

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

SUMMARY

         We design, develop, manufacture and market the NeuroCybernetic Prosthesis, or NCP(R) System, an implantable medical device for the treatment of epilepsy and other debilitating neurological disorders. On July 16, 1997, we received approval from the United States Food and Drug Administration, also referred to as the FDA, to market the NCP System in the United States as an adjunctive therapy for reducing the frequency of seizures in patients over twelve years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We have also received regulatory approval to sell the NCP System in Canada, Europe and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to patient age. From inception through July 1997, our primary focus was on obtaining FDA approval for the NCP System. Although our revenues have grown substantially since the NCP System was launched in the US in 1997, we have incurred substantial expenses, primarily for research and development activities (including product and process development and clinical trials and related regulatory activities), sales and marketing activities and manufacturing start-up. For the period from inception through March 31, 2000 we have incurred a cumulative net deficit of approximately $77 million.

         We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and also have permission to sell in certain other international markets. However, we have devoted limited resources to marketing and sales activities internationally and international sales of the NCP System have been limited to date.

         We believe that significant market acceptance of the NCP System for the treatment of epilepsy or other indications will require that the treatment be eligible for reimbursement from government and private health care payors both within and outside the United States. We have gained coverage recommendations from Health Care Finance Administration or HCFA, Blue Cross and Blue Shield, CHAMPUS/Tricare, Kaiser, a number of State Medicaid agencies and numerous other payors. We are in the process of seeking additional coverage recommendations and appropriate payment levels from these and other third party payors in the United States and in a limited number of key international markets.

         We expect to incur substantial costs related to sales and marketing activities, clinical trials and regulatory activities, product and process development and infrastructure development. We anticipate significant clinical expenditures associated with clinical studies to evaluate the safety and efficacy of VNS in the treatment of chronic depression and obesity. We expect there will be a delay between the increased levels of spending and any resulting increase in revenues. Although we are reporting profitable results for the quarter ended March 31, 2000, we cannot assure you that our results of operations will remain profitable in future periods. Furthermore, our results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, many of which are outside our control. Such factors include, but are not limited to, the extent to which the NCP System gains market acceptance, any approvals for reimbursement by third-party payors, the rate and size of expenditures in sales and marketing and clinical trials and regulatory activities, availability of key components, materials and contract services which may be dependent on our ability to forecast sales, the ability to achieve acceptable manufacturing yields and costs and the extent and timing of the development of corporate infrastructure.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the three months ended March 31, 2000 totaled $14,035,000 compared to $8,054,000 for the three months ended March 31, 1999, representing an overall increase of $5.9 million, or 74.2%. Net sales for the nine months ended March 31, 2000 totaled $33,815,000 compared to $19,993,000 for the nine months ended March 31, 1999 representing an overall increase of $13,822,000, or 69.1%. Net sales for the three months ended March 31, 2000 consisted of $12.7 million from the United States and $1.3 million from international markets. Net sales for the quarter ended March 31, 1999 consisted of $7.2 million from the United States and $900,000 from international markets. Future increases in net sales will depend upon development of increased market acceptance for the NCP System and upon obtaining or expanding reimbursement approval in key markets.

         Gross Profit. Gross margin, as a percent of net sales, was 76.7% for the quarter ended March 31, 2000 compared to 73.7% in the same prior year period. The gross margin percentage for the nine months ended March 31, 2000 was 75.8% compared to 74.1% for the same period a year ago. The increase over the prior year is attributable to the launch of the Model 101 NCP System, which contributed to a net increase in average system prices of 16% and 9% for the three months and nine months ended March 31, 2000, respectively, with a corresponding increase in average system costs of only 3% and 2% for the three and nine months ended March 31, 2000, respectively, as compared to the same periods a year ago. Cost of sales consist primarily of direct labor, direct materials and components, allocated manufacturing overhead, third-party contractor costs and certain manufacturing period expenses. In addition, we are required to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP System's Model 100 and Model 101 product mix and selling prices, manufacturing yields, period expenses and levels of production volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $9.3 million, or 66.5% of net sales, for the three months ended March 31, 2000 compared to $7.5 million, or 93.6% of net sales, for the three months ended March 31, 1999. Selling, general and administrative expenses totaled $23.3 million, or 69.0% of net sales, for the nine months ended March 31, 2000 compared to $22.5 million, or 112.3% of net sales, for the same period a year ago. The increase in absolute dollars for the three months ended March 31, 2000, as compared to the same period last year, was primarily related to additional costs associated with the hiring and employment of additional personnel and expanded sales and marketing program events, partially offset by reductions in costs for professional and consulting services which were brought in-house or otherwise reduced during the current period. The increase in absolute dollars for the nine months ended March 31, 2000 as compared to the same period last year included additional costs related to the hiring and employment of additional personnel partially offset by reductions to professional and consulting expenses and reductions in national sales and marketing expenses. The decrease of selling, general and administrative expenses as a percentage of net sales is primarily the result of the increase in net sales in the quarter ended March 31, 2000 as compared to the same prior year period.

We expect to add administrative and sales and marketing personnel in anticipation of higher levels of business activity in the last three months of fiscal year 2000. Accordingly, we expect our future selling, general and administrative expenses in absolute amount to increase beyond the amounts incurred during the three months ended March 31, 2000.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $1.8 million, or 12.5% of net sales, for the three months ended March 31, 2000 compared to $1.9 million, or 23.0% of net sales, in the prior year period. Research and development expenses were $5.0 million, or 14.9% of net sales, and $5.6 million or 28.0% of net sales, for the nine months ended March 31, 2000 and March 31, 1999, respectively. The decrease in absolute dollars for the three months and the nine months ended March 31, 2000 was primarily due to reductions in clinical study costs. The large decrease of such expenses as a percentage of net sales is primarily the result of the increase in sales for the three months and the nine months ended March 31, 2000 as compared to the same prior year periods. We intend to conduct extensive clinical trials of the NCP System for additional indications both within and outside the field of epilepsy including chronic depression and morbid obesity. Accordingly, we expect research and development expenses in dollars to increase significantly beyond the amounts incurred during the three months ended March 31, 2000.

         Interest Income. Interest income totaled $359,000 and $157,000 for the three months ended March 31, 2000 and March 31, 1999, respectively, and $969,000 and $1,206,000 for the nine months ended March 31, 2000 and March 31, 1999 respectively. The increase for the three months ended March 31, 2000 over the same period a year ago is the result of valuation and management fee adjustments made in the prior period. The decrease in the nine months ended March 31, 2000 from the nine months ended March 31, 1999 is a result of declining cash and investment balances on hand. We expect interest income to gradually decline in future periods as we utilize our resources to fund future working capital requirements.

         Other Income (Expense), Net. Other income (expense) net totaled ($20,000) and $81,000 during the three months ended March 31, 2000 and 1999, respectively. For the nine months ended March 31, 2000 and March 31, 1999, other income (expense) net totaled ($62,000) and $238,000, respectively. For each of these periods, other income consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies and upon fluctuations in currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through public and private placements of our securities. We had no short or long-term borrowings outstanding at March 31, 2000, and had no credit facilities available at that time.

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

         During the nine months ended March 31, 2000, net cash used in operating activities was approximately $7.0 million. Accounts receivable increased to $9.0 million at March 31, 2000, from $5.5 million at June 30, 1999. Inventories increased to $7.0 million at March 31, 2000 from $5.2 million at June 30, 1999. We also reduced current liabilities to $5.7 million at December 31, 1999 from $6.3 million at June 30, 1999.

         Our liquidity will continue to be reduced as amounts are expended for sales and marketing activities, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although we have no firm commitments, we expect to make capital expenditures of approximately $1.1 million during the remainder of fiscal 2000, primarily to support manufacturing operations and to enhance general infrastructure and facilities.

         We believe that our current resources will be sufficient to fund our operations through June 30, 2001, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the strength of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us.

IMPACT OF YEAR 2000

         Many currently installed computer systems and software products were coded using two digits rather than four to define the applicable year. As a result these computer systems and software products have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This characteristic was thought to threaten the functionality of the world's technology, particularly with the start of year 2000. To date, we have not experienced any adverse consequences from Year 2000 issues.


FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section, the following additional factors could affect our future results.

         We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA only for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over twelve years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for the next three years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We do not yet have approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression or any other indications. Our inability to commercialize successfully the NCP System will severely harm our business.

         We may not achieve market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 7,600 patients through March 31, 2000, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

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

         We have limited manufacturing experience and may not be able to ramp up our manufacturing to meet anticipated product demand. Our manufacturing activities to date have consisted primarily of manufacturing limited quantities of the NCP System for clinical investigations, for less than three years of commercial sales activities in the United States and for commercial sales activities in international markets. We do not have experience manufacturing the NCP System in the volumes that will be necessary to achieve significant commercial sales. We may encounter difficulties in scaling up production of the NCP System, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. In addition, our manufacturing facilities must continue to comply with the FDA's QSR and with ISO 9001 and 9002 standards, which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. If we are unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, to sustain such capacity, or to maintain FDA and other governmental approvals, our ability to deliver products on a timely basis could be impaired which could severely harm our business.

         If our sole suppliers and manufacturers are unable to meet our demand for materials, components, and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials, and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

         Our products may be found to have significant defects that could harm the human body and result in product recalls. The NCP System includes a complex electronic device and lead designed to be implanted in the human body. Component failures, manufacturing or shipping errors or design defects could result in an unsafe condition in patients. The occurrence of such problems or other adverse reactions could result in a recall of our products, possibly requiring removal and potentially reimplantation of the NCP System or a component of the NCP System. For example, in 1991, a failure of an NCP System caused permanent paralysis of one patient's left vocal cord. In addition, several patients experienced bipolar lead failures which, although not harmful to the patient reduced the efficacy of the treatment and required lead replacement. In the future, we may experience similar or other product problems or may be required to recall products. Any product recall could severely harm our business, financial condition and results of operations.

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

         If we do not continue to comply with changing government regulations, we could lose our ability to market and sell our product. The pre-clinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the United States by federal agencies, primarily the FDA, and by comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the NCP System and for modified or future-generation products. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the NCP System could severely harm our ability to market and sell our current and future products and improvements.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company adopted Amended and Restated Bylaws effective April 14, 2000 that include modifications that will have an effect on the rights of holders of common stock and any other classes of capital stock that may be issued. Modifications to the Bylaws include:

         - providing that only the Board of Directors can call a meeting of stockholders;

         - modifying certain provisions relating to disclosure required for stockholder proposals;

         - adding a provision requiring the approval of a majority of outstanding shares of capital stock entitled to vote for stockholder proposals;

         - permitting the Board to increase or decrease the size of the Board by resolution rather than amendment to the Bylaws; and

         - deleting the provision permitting a 10% stockholder to require an election to fill vacancies on the Board.

A copy of the Amended and Restated Bylaws is filed with this Form 10-Q and incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 3.2    Amended  and Restated Bylaws dated as of April 14, 2000

                 27.2    Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                    SIGNATURE
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CYBERONICS, INC.
                               Registrant


                               BY:   /s/ PAMELA B. WESTBROOK
                                     -----------------------
                                     Pamela B. Westbrook
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer (principal
                                     financial and accounting officer)




Dated:  May 12, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  3.2           Amended and Restated Bylaws dated as of April 14, 2000

 27.2           Financial Data Schedule.