Form 10-K
period 2000-06-30
CYBERONICS INC
filed 2000-09-28
CIK 864683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2000
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-19806
                             ---------------------

                                CYBERONICS, INC.
             (Exact name of Registrant as Specified in its Charter)

                    DELAWARE                                        76-0236465
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)

        16511 SPACE CENTER BLVD., #600,                             77058-2072
                 HOUSTON, TEXAS                                     (zip code)
    (address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (281) 228-7200
                             ---------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2000, was, based upon the last sales price reported for such date on the Nasdaq National Market, approximately $228 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At August 31, 2000, registrant had outstanding 18,645,694 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
               No documents are incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I     ............................................................     1
  ITEM     BUSINESS....................................................
     1.                                                                     1
  ITEM     PROPERTIES..................................................
     2.                                                                    17
  ITEM     LEGAL PROCEEDINGS...........................................
     3.                                                                    17
  ITEM     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........
     4.                                                                    17
PART II    ............................................................    17
  ITEM     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     5.    STOCKHOLDER MATTERS.........................................    17
  ITEM     SELECTED FINANCIAL DATA.....................................
     6.                                                                    18
  ITEM     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     7.    AND RESULTS OF OPERATIONS...................................    18
  ITEM     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................
     8.                                                                    26
  ITEM     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     9.    AND FINANCIAL DISCLOSURE....................................    26
PART III   ............................................................    26
  ITEM     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........
     10.                                                                   26
  ITEM     EXECUTIVE COMPENSATION......................................
     11.                                                                   29
  ITEM     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     12.   MANAGEMENT..................................................    33
  ITEM     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............
     13.                                                                   34
PART IV    ............................................................    35
  ITEM     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
     14.   8-K.........................................................    35

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the Business section below, the financial statement line item discussions and the Factors Affecting Future Operating Results set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market the Neuro Cybernetic Prosthesis, or NCP(R) System, an implantable medical device for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders.

     During fiscal 2000, we began operating our business in three business units. The three separate business units include the Epilepsy Business Unit, the Depression Business Unit and the Obesity and Other New Indications Business Unit. All three of these units are reported for accounting purposes as one segment and involve designing, developing, manufacturing and marketing our proprietary NCP System using Vagus Nerve Stimulation (VNS(TM)) for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. The identification and separation of the Indications Business Units reflects the different phases of clinical development and product life cycle as well as the different disorders amenable to treatment by VNS using our proprietary NCP System. However, each Indication Business Unit has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures.

     Our overall objectives are:

     - to transition VNS from being considered a revolutionary new therapy into being considered a primary adjunctive standard of care for treating patients who suffer from epilepsy and

     - to develop other indications for vagus nerve stimulation covered by our method patents.

     Our strategies to achieve our objectives are to:

     - expand market acceptance of VNS by creating physician and patient demand,

     - expand reimbursement by third-party payors to hospitals and medical professionals by communicating the safety and efficacy of the NCP System, the debilitating nature and the annual cost of treating epilepsy and the efficacy and cost of alternative treatments,

     - expand the clinical study of the NCP System for the treatment of major depression and

     - continue the preliminary evaluation of VNS in new indications as warranted by our extensive patent portfolio, research and studies and market dynamics.

EPILEPSY

     The Epilepsy Business Unit designs, develops, manufactures and markets the NCP System for the treatment of epilepsy. The NCP System was approved by the United States Food and Drug Administration, also referred to as the FDA, on July 16, 1997 as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. The NCP System has also received regulatory approval for sale in Canada, Europe, Australia and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to patient age. We have completed a total of seven clinical studies, including five controlled acute phase studies involving over 450 patients, a long-term multi-year follow-up study involving 243 patients and a mortality study. To date, over 9,000 patients have accumulated in excess of 14,000 patient years of treatment experience with the NCP System.

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

     It is estimated that over 2.3 million individuals are currently being treated for epilepsy in the United States, with over 117,000 new cases diagnosed each year, and that there are in excess of three million individuals being treated for epilepsy in Western Europe and Japan, with over 210,000 new cases diagnosed each year. In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 20% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. The medical, psychological, sociological and financial implications of refractory epilepsy can be profound for individuals and their families. Seizures can be severely debilitating and may result in major irreversible morbidity which consist of lasting complications or side effects. Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness, and death as the result of severe seizures. Personal implications of epilepsy may include suffering the side effects of antiepileptic drugs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver's license.

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

     Drug Therapy. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. There are 13 drugs predominately used for the treatment of epilepsy which are used either alone or in combination. Lack of patient compliance, which is typical of chronic drug therapy, inherently reduces the efficacy of a drug therapy regimen. In addition, side effects are common with antiepileptic drugs. Side effects range from debilitating central nervous system conditions such as drowsiness, confusion and cognitive impairment to life-threatening hematologic reactions or liver failure. Women taking antiepileptic drugs are more likely to bear infants with birth defects than the general population. Children receiving antiepileptic drug therapy often experience learning difficulties. Nine of the 13 antiepileptic drugs have received FDA approval since 1993. While each of these newer antiepileptic drugs demonstrates some efficacy or tolerability benefits when compared with older antiepileptic drugs, we believe that none of these newer antiepileptic drugs appear to provide significantly improved clinical outcomes.

     Surgical Treatment. When drug therapy is not effective, the other traditional treatment alternative has been surgical removal of the portion of the brain where seizures originate. Surgical treatment of epilepsy has been proven safe and beneficial for a limited number of patients. Only approximately 2,500 epilepsy surgeries are performed per year in the United States. We believe that the low number of surgeries is attributable to several factors, including: the extensive evaluation and testing required to screen candidates for surgery and to localize the source of the seizures; the risks of morbidity and mortality associated with brain surgery; the uncertainty of long-term benefits; the non-reversible nature of the procedure; and the cost of evaluation, testing and surgery, which is reported to be approximately $60,000 in many cases.

  The Cyberonics Solution

     Our FDA approved NCP System is the only currently approved medical device alternative for treating epilepsy. The NCP System delivers an electrical signal through an implantable lead to the left cervical vagus nerve in the patient's neck on a chronic, intermittent basis. Stimulation may also be initiated by the patient (or caregiver) with a hand held magnet.

     We believe that a successful new therapy for refractory epilepsy should be clinically proven as effective, provide significant seizure control, be safe and tolerable with few side effects, provide improvement in quality of life and long-term benefits and be easy for the physician to prescribe and for the patient to use. Based on the results of our preclinical studies, mechanism of action research, seven human clinical trials, and the Cyberonics VNS Patient Outcome Registry, we believe that the NCP System meets these criteria as described below.

     Clinically Proven. To date over 9,000 patients have accumulated in excess of 14,000 patient years of treatment experience with the NCP System. On July 16, 1997, the NCP System was approved by the FDA for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. The product is approved for the broader indication of refractory epilepsy in Canada, the European Union, Australia and other Asian markets.

     Significant Seizure Control. In our two randomized, parallel, double blind active control studies, the treatment groups reported a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity.

     Well-tolerated Side Effects. The side effects associated with the NCP System are generally mild, localized and related to the period of time in which stimulation is activated. They include hoarseness, coughing, a feeling of shortness of breath and throat pain. The NCP System has not been associated with the debilitating central nervous system side effects which frequently accompany antiepileptic drugs. Additionally, over time, a significant percentage of patients continued to use the therapy attesting to its tolerability.

     Quality of Life. The Cyberonics VNS Patient Outcome Registry collects acute and long-term follow-up data on patients treated with VNS post-FDA approval. Global changes were measured in important quality of life areas such as alertness, verbal communication, memory, school/professional achievements, mood changes, postictal state and cluster seizures. As of August 31, 2000, the registry included data on over 3,200 patients of which over 1,800 patients were at 3-months follow-up and almost 700 patients were at 12-months follow-up. Compared to pre-implant, approximately half of patients in both the acute and long-term follow-up exhibit improvements in at least two quality of life areas. Less than 5% of patients exhibited a worsening of any effect in both the acute and long-term patient populations.

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

     Substantially all sales for the years ended June 30, 2000, 1999 and 1998 were epilepsy product sales.

DEPRESSION

     The Depression Business Unit is engaged in the conduct of clinical studies of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. In July 1999, the FDA granted expedited review status for a future premarket approval application for our NCP System for these patients. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment resistant chronic or recurrent severe depression which continued in fiscal 2000 and will continue in 2001. The study protocol included 30 patients treated for three months with long-term follow-up. In September 1999, the FDA granted approval for expansion of the pilot clinical study, increasing the number of implanted patients from 30 to 60. In October 1999, the FDA granted unconditional approval for a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients.

  Depression Overview

     Depression is a chronic, disabling disorder and a major worldwide public health problem. Depressive episodes usually recur over time, with risk for further episodes proportional to the number of prior episodes. After three major depressive episodes, the probability of recurrence is 90%. In the United States alone, approximately 18 million people suffer from depression, slightly over 6 million of which are receiving some form of medical treatment. An estimated 1.2 million Americans are believed to suffer from chronic treatment resistant depression. Over 100,000 Americans each year are treated with electro convulsive therapy (ECT) for their depression. Roughly 15% of all people with severe depressions that require hospitalization commit suicide. Depression is also a very expensive disorder, ranked as the second leading cause of disability worldwide in 1990. Depression costs in the United States alone are estimated at over $50 billion per year, including over $12 billion in direct treatment costs. The total market in the United States for anti-depressants is estimated to exceed $6 billion.

     The exact causes of depressive disorders are unknown, although both biological abnormalities and psychological factors are thought to precipitate this disease. Diminished synaptic concentrations of neurotransmitters, especially serotonin and norepinephrine, are implicated in the pathogenesis of depression. Current standard therapies are thought to affect either one or both of these neurotransmitter systems (SSRI drugs -- serotonin-specific reuptake inhibitors; MAOI drugs -- monoamine oxidase inhibitors that decrease the breakdown of norepinephrine and serotonin). It is of interest to note that several antiepileptic compounds, such as carbamazepine, valproate and lamotrigine, are used as mood stabilizers and that lamotrigine and gabapentin are also used as antidepressants.

  Traditional Depression Therapies

     The goals of treatment of depression are to achieve remission of symptoms, prevent relapse and recurrence, and improve the quality of life and functional capacity of the patient. Treatment of depression is typically viewed in terms of acute, continuation, and maintenance phases of treatment. The acute treatment phase is considered to be 6-12 weeks, the continuation phase is 4-9 months, and the maintenance phase is greater than 9-12 months. Recurrences of depression are expected in 50% of cases within two years after maintenance treatment. For well established, recurrent depressions, the rate of recurrence may approach 75%. In the United States, over 100,000 patients are treated annually with ECT. ECT typically involves general anesthesia and multiple treatments that can cost from $8,000 to as high as $20,000 per patient per year. Treatment morbidity associated with ECT includes the risks of general anesthesia, as well as short and long-term cognitive deficits, including memory loss.

     Depression is typically treated with medication, psychotherapy or a combination of both. Medications include tricyclic antidepressants (TCAs), SSRIs and others. Not all patients respond to the same therapy, and patients often try multiple therapies. Other treatments for depression include ECT, light therapy, and rarely, surgery.

  The Cyberonics Solution

     VNS using the NCP System under current clinical investigation for depression is very similar to the therapy for the treatment of epilepsy. The NCP System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck, under similar programming specifications. As of August 31, 2000, our 20 center, 210 patient pivotal clinical study of VNS in the treatment of depression is underway, with approximately 11 of 20 clinical sites initiated, 13 patients enrolled and one patient implanted with the NCP System. We expect to expend considerable resources completing the pilot study, obtaining appropriate regulatory approvals, and following receipt of appropriate approvals, launching the NCP System as a treatment for patients with depression during fiscal 2001 and beyond.

     The clinical study of VNS for the treatment of depression is an investigational study subject to clinical outcome and significant regulatory restrictions. While we are encouraged by results to date, we can provide you no assurance as to the ultimate commercial utility of VNS for the treatment of depression. In addition, we must obtain regulatory approvals in order to continue our research of this application. Any delays or failure of the necessary approvals could harm our ability to market our NCP System for depression, which could harm our business, financial condition and results of operations.

OBESITY AND OTHER NEW INDICATIONS

     The Obesity and Other New Indications Business Unit is engaged in expanding the range of treatable disorders for VNS in new indications as warranted by our extensive patent portfolio, expected or observed clinical outcomes from ongoing and future pre-clinical and clinical research studies and anecdotal reports of patient experience and market dynamics. The Obesity and Other New Indications Business Unit conducts all clinical research on indications that are in the pre-clinical and or pilot study phases of research and have not progressed to a pivotal study. We currently have studies underway for the treatment of obesity and Alzheimer's Disease, as well as studies planned for other disorders covered by our patent portfolio. In June 2000, the FDA approved an investigational device exemption (IDE) for a clinical pilot study utilizing a new type of vagus nerve stimulation to treat obesity. Shortly thereafter, we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients will be implanted and treated. If the results of the first phase justify continued research, up to 24 additional patients will be treated in Phase II, for a total of up to 30 implanted and treated patients in the pilot study. In June 2000, the Swedish government approved a pilot clinical study of vagus nerve stimulation for the treatment of Alzheimer's Disease. Shortly thereafter, we launched a pilot study of up to 10 implanted patients with a study protocol of three months in the acute study and long-term follow-up.

  Obesity Overview

     Obesity is defined as having an excess of body fat, but is typically viewed as being severely overweight. Obesity is a serious disorder with severe medical, personal, social and financial implications. Being overweight is defined as having a body mass index, the ratio of a person's weight to height (weight in kilograms divided by height in meters squared) of 25 to 29.9 kg/m(2). Being obese is defined as having a body mass index of 30 kg/m(2) or higher. Approximately one third of the general population of the United States, or 100 million people, are estimated to be overweight. Approximately 66 million Americans are obese enough to qualify for treatment with medications, meaning they are 30% over their ideal body weight or are 20% over a healthy body weight and have other health risk factors. Approximately 14 million people in the United States are morbidly obese, meaning that their obesity causes significant health problems, such as heart disease, stroke, diabetes, certain types of cancer, gout and gallbladder disease. Being obese can also cause problems such as sleep apnea and osteoarthritis. Approximately 90% to 95% of the over 10 million diabetics in the United States have Type II diabetes, with obesity being the major risk factor. The combination of hypertension and obesity significantly increases the risk of congestive heart failure, left ventricular arhythmogensis, and sudden death, as well as the frequency of cerebral stroke. Obesity-related conditions are estimated to contribute to 300,000 deaths yearly, ranking second only to smoking as a cause of preventable death. The annual economic costs of obesity in the United States from excess medical expenses and loss of income are reported to exceed $68 billion, a figure that does not include the more than $30 billion spent yearly on diet foods, products and programs.

     The exact causes of obesity are unknown. The basic mechanism is an imbalance between caloric intake and energy expenditure, but why this imbalance occurs is unclear. Evidence suggests that obesity has several causes reflecting inherited, environmental, cultural, socioeconomic, and psychological conditions. Increasing physiological, biochemical and genetic evidence suggests that being overweight is a complex disorder of appetite regulation and energy metabolism. Many persons have a chronic tendency for becoming overweight that needs lifelong attention. Diminished synaptic concentrations of neurotransmitters, especially serotonin and norepinephrine, are implicated in the pathogenesis of obesity. It is of interest to note that some antidepressant compounds are also used as antiobesity treatments.

  Traditional Obesity Therapies

     The goals of treatment for obesity are to achieve lasting weight loss, improve the quality of life, and improve functional capacity of the patients. Treatment options for obesity include exercise, behavior modifications, psychotherapy, drug treatment, surgery and combinations of therapies. Although antiobesity drugs and other treatments such as surgery are available for patients with obesity, most patients do not loose weight or maintain weight loss with these treatments.

     Despite the significant health consequences of obesity, treatment options remain limited. Diet modification and behavioral modification programs are generally unsuccessful for the majority of morbidly obese individuals. While very low calorie liquid diets can lead to pronounced weight loss in the short term, the weight loss is often not long lasting. Recently two new agents have been approved by the FDA, Meridia (Sibutramine) and Xenical (Orlistat). Meridia is a centrally acting agent that increases the concentration of serotonin and norephinephrine. Orlistat is the inhibitor of pancreatic lipase and causes a reduction in fat absorption.

     Surgery offers the best long-term efficacy for morbid obesity, with studies demonstrating weight loss of around 70% of excess weight and preservation of approximately 50% of weight loss long-term. There are two types of surgical treatments for obesity, restriction operations and gastric banding. Restriction operations are the surgeries most often used for producing weight loss. Food intake is restricted by creating a small pouch at the top of the stomach where the food enters from the esophagus. The second type of surgical treatment for obesity is gastric bypass operations. These operations combine creation of small stomach pouches to restrict food intake and construction of bypasses of the duodenum and other segments of the small intestine to prevent calories from being absorbed (malabsorption). There are two types of gastric bypass operations: Roux-en-Y (RGB) gastric bypass and extensive gastric bypass (biliopancreatic diversion). A device that restricts the size of the stomach using a band, called the Lap-Band, is also commercially available in some non-U.S. markets and under review by the FDA for potential market approval in the United States.

     Up to 30,000 patients a year are treated with surgery for their obesity in the United States, and many of these patients do not obtain or sustain weight loss one year or more after the procedure. Obesity surgery is typically an open procedure that involves general anesthesia and significant morbidity. The surgical procedure costs from $10,000 to as high as $30,000 per patient.

  The Cyberonics Solution

     We are currently evaluating the pilot safety and efficacy of a new form of VNS as a treatment for obesity. In obesity we are evaluating, bilateral supra-diaphragmatic VNS, where the patient's left and right vagus nerves are stimulated just above the stomach. This form of VNS differs from VNS used to treat patients with epilepsy in that it is bilateral, the stimulation is delivered to the vagus nerve in the area of the gut or chest as opposed to the neck area, and we expect different stimulation parameters than those used in epilepsy will be employed. As of August 31, 2000, two United States study sites have been initiated and one patient has been implanted in this pilot study.

  Alzheimer's Overview

     Alzheimer's Disease is considered an "amnestic dementia" or forgetful dementia because its most common first symptom is the rapid forgetting of recently learned material.

     Alzheimer's Disease (AD) is a major public health threat in the United States and worldwide. Estimates indicate that approximately 4 million people in the United States suffer from AD. Worldwide, it is estimated that 22 million individuals will develop AD by the year 2025. The cost of AD in the United States alone exceeds $100 billion per year. AD is the third most costly disease in the United States, preceded only by heart disease and cancer, with the average lifetime cost per patient of $174,000. While implantable drug delivery systems have been tested on a limited basis in patients with AD, to Cyberonics' knowledge, VNS represents the first implantable stimulator or surgery-like procedure to be clinically tested for AD.

     AD is a progressive neurodegenerative disorder first described in 1907 by Dr. Alois Alzheimer, who identified senile plaques and neurofibrillary tangles as the neuropathological hallmarks of the disease. There is no cure for this disease, and it inevitably leads to severe cognitive as well as physical impairment in a short period of time. The average duration from diagnosis to death is approximately 7-10 years. The symptoms of AD usually begin after 65 years of age, but may appear as early as the third decade of life in patients with relatively rare familial forms of the disease. Since the incidence of AD rises with advancing age, the prevalence of AD has increased precipitously over the past century as human life expectancy has lengthened. Despite considerable advances in recent years in understanding its pathogenesis, AD can neither be cured nor prevented at present.

     In the states of moderate AD, patients may require assistance with routine daily functions, but they usually retain the capacity to participate in their own care. They develop worsening movements that limit their ability to perform tasks such as operating household appliances, dressing and writing. Space and time disorientation becomes increasingly troublesome as the disease progresses, often leading to wandering and sleep disturbances. With further progression of the disease, disturbances in cognition and behavior become global and more profound. Eventually the patient becomes bedbound.

     The symptoms of AD increase in severity over the course of a decade, leading to a state in which only vegetative neurologic functions are retained. Death is typically the result of secondary causes, often systemic infections, rather than degeneration of the brain itself. Notwithstanding the distress that the symptoms produce in the patient's family, friends, and caregivers, the progressive loss of cognitive function in AD eventually deprives the individual of their livelihood, independence, thought and identity. AD invariably reduces the quality of life of the affected individual and, in many cases, shortens their life span as well.

     Currently there is no cure of AD, therefore, the goals of treatment must be to improve cognitive functioning. This may be done by increasing the cholinergic neurotransmission in the brain. Many of the drugs used today for alleviating the symptomatology of AD are directed at increasing cholinergic neurotransmission but other drugs, such as serotonergic enhancers, are also used. The effect of these drugs is a mild increase in cognitive functioning in some of the treated patients. As for tacrine, the first cholinergic drug to be marketed as a treatment for AD, about one third of the treated patients experienced an improvement in cognitive functioning, but one third were unchanged and one third declined as if they had not been treated. Thus, since at least two thirds of the patients with AD are medically non-responders to the currently available therapies, a new treatment option is desirable.

  The Cyberonics Solution

     Our study of VNS for Alzheimer's Disease was initiated primarily because of VNS treatment-related improvements in memory reported both in animal research and in patients with epilepsy. Many epilepsy patients and their physicians have also reported an improvement in memory following VNS. As of June 30, 2000, the Cyberonics VNS Patient Outcome Registry had data on over 1,600 epilepsy patients treated with

VNS for three months and 572 patients treated with VNS for one year. Twenty-three percent of those patients treated for three months and 32% of those patients treated for one year were reporting that their memory was better or much better. These studies provide a rationale for the hypothesis that vagus nerve stimulation may enhance memory performance in individuals experiencing cognitive impairments as a result of AD.

     In June 2000, the Swedish government approved a pilot clinical study of vagus nerve stimulation for the treatment of AD. Shortly thereafter, we launched a pilot study of up to 10 implanted patients with a study protocol of three months in the acute study of long-term follow up. Our primary objective is to examine changes in cognitive performance such as changes in memory over time. In addition to memory loss, disturbances in attention, mood and executive functions are often among the earliest symptoms of AD. In a separate study of patients with depression, VNS has been shown to potentially have mood elevating effects. In moderate and severe AD, many patients also develop depressive symptoms, so the potential of VNS to not only enhance memory, but also improve depression is of interest in this study.

     VNS using the NCP System under clinical investigation for the treatment of AD is very similar to the therapy for the treatment of epilepsy. The NCP System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck area, under similar programming specifications. As of August 31, 2000, the pilot study has been initiated, with two sites approved and one patient implanted.

     We expect to expend considerable resources completing the pilot studies for obesity and AD and other indications development research. We cannot assure you that the clinical outcome of these and other investigational studies will be adequate to justify advancement of these studies to the next clinical phase of testing, or that if we do continue ongoing studies in the indications, that we will be granted the necessary approvals to conduct our studies on a timely basis or at all.

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

     The NCP System consists of the NCP Pulse Generator, the Bipolar Lead, the programming wand and software and the tunneling tool. The NCP Pulse Generator and Bipolar Lead are surgically implanted in a procedure which takes from 30 minutes to two hours, during which time the patient is under general, regional or local anesthesia. The NCP Pulse Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The Bipolar Lead is connected to the NCP Pulse Generator and attached to the vagus nerve in the lower left side of the patient's neck. The patient is generally admitted to the hospital the day of surgery and discharged the same or following day.

     The NCP System delivers vagus nerve stimulation therapy on a chronic, intermittent basis. The initial standard stimulation parameters that we recommend are a 30 second period of stimulation which we refer to as ON time, followed by a five minute period without stimulation which we refer to as OFF time. To optimize patient treatment, the pulse width, output current, signal frequency, stimulation duration and stimulation OFF intervals of the NCP Pulse Generator can be noninvasively programmed and adjusted by the treating physician with a personal computer using our programming wand and software. In addition, the patient can use a small, hand held magnet which is provided with the NCP Pulse Generator to manually activate or deactivate stimulation. On-demand therapy can be useful for those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures.

     NCP Pulse Generator. Cyberonics manufactures and sells two NCP models, Model 100 and Model 101. The NCP Pulse Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The NCP Pulse Generator employs a battery which has an expected life of approximately six years for the Model 100 and nine years for the Model 101 at standard stimulation parameters. Upon expiration of the battery, the NCP Pulse Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia.

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

     Accessory Pack. The Accessory Pack includes one Pulse Generator resistor assembly used to test the function of the device prior to implantation, four NCP Bipolar Lead tie-downs, one hex screwdriver, two setscrews and setscrew plugs.

     The NCP System implant procedure, including device costs, hospital charges and physician fees, costs between $13,000 and $35,000. The current list price for the NCP System Model 100 is approximately $9,100 and the NCP System Model 101 is approximately $11,450.

MANUFACTURING AND SOURCES OF SUPPLY

     Our manufacturing operations are required to comply with the FDA's Quality System Regulations, commonly referred to as QSR, which incorporates the agency's former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in manufacturing, packaging, labeling, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, we are subject to the compliance requirements of ISO 9001 certification and CE Mark directives. We are audited by KEMA, Quality USA on a semiannual basis and by KEMA, The Netherlands on an annual basis for such compliance.

     The NCP Pulse Generator, which is similar in design and manufacture to a cardiac pacemaker, is comprised of two printed circuit boards and a battery which are hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The circuit boards are next assembled and tested. The assembled circuit boards are then placed in a titanium case which is laser welded. An epoxy header to which the Bipolar Lead connects is added to all sealed units. Each unit is subject to final functional release testing prior to being sterilized by a third party vendor.

     During fiscal 2000, we successfully achieved commercial-scale production capability on a timely basis with acceptable quality, manufacturing yield and costs. Prior to developing this capability, we relied on a third party manufacturer for the preliminary construction and assembly of the Model 101. We can now manufacture the Model 101 in our facility in Houston. In order to develop this capability in-house, we recruited a management team with over 100 years of combined manufacturing experience. In critical manufacturing processes, we invested in redundant systems, thereby improving our ability to meet customer needs and product demand. We have invested in technology and human resources to improve capacity to meet anticipated product demand. Although we believe manufacturing operations are capable of maintaining commercial-scale production and product quality, we cannot assure you that there will not be events which could disrupt or impair our ability to maintain commercial-scale production and product quality. Any supply or manufacturing disruption could significantly harm our business.

     Cyberonics has relied significantly upon sole source suppliers for certain key components, materials and contract services used in manufacturing the NCP System. During fiscal 2000, we identified and qualified secondary sources for most of our critical components. Furthermore, we initiated or expanded comprehensive vendor certification and quality programs to assure continuity of supply while maintaining high quality and reliability. Through these and other programs, we are developing long-term partnerships with our vendors to drive a continuous improvement philosophy throughout our organization and within our vendor base.

     We continue to rely upon sole source suppliers for certain materials and services used in manufacturing the NCP System for reasons of quality assurance, sole source availability or cost effectiveness. In an effort to reduce potential product liability exposure, however, certain suppliers have terminated or may terminate sales of certain materials and parts to manufacturers of implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials and component parts essential to the manufacture of medical devices. We cannot estimate the impact of this law on supplier arrangements. Furthermore, we periodically experience discontinuation or unavailability of components, materials and contract services which may require qualification of alternative sources or product design changes. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Although we believe that any such changes will be made without disruption, any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions. Any supply or manufacturing disruption could significantly harm our business.

MARKETING AND SALES

     United States. We market and sell our products through a direct sales force in the United States. As of August 31, 2000 our United States sales team consisted of a Vice President, Sales, five regional sales directors, 28 sales teams consisting of a sales representative and a clinical specialist, the vast majority of whom have significant medical device or pharmaceutical sales experience or epilepsy clinical experience. As of August 31, 2000, the United States marketing team consisted of a Vice President, Marketing, six corporate marketing personnel, 10 regional marketing personnel and 12 reimbursement specialists.

     Our sales and marketing plan focuses on creating widespread awareness and demand for the NCP System among neurologists, surgeons and nurse clinicians involved in the treatment of patients with epilepsy, third party payors who pay for such treatment and patients and their families whose lives are affected by epilepsy. To reach each of these groups, we are using a multidisciplinary sales force consisting of sales personnel with medical device or pharmaceutical sales experience, clinical specialists with nursing experience in epilepsy, reimbursement specialists experienced in obtaining third party coverage and payments for new medical technologies and regional marketing teams experienced in peer to peer marketing programs. In addition to our direct selling activities, we facilitate and support peer to peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the NCP System with others.

     In August 2000, we established the B.J. Wilder Therapy Access Program to promote widespread awareness of VNS among patients, neurologists and third party payors and assist patients with epilepsy who are without medical insurance coverage and who do not have the financial resources to otherwise pay for the NCP System. We expect the program to continue for five years and we expect to donate roughly $250,000 in product cost to the program on an annual basis.

     International. We market and sell our products through a combination of a direct sales force in certain European countries and distributors elsewhere. As of August 31, 2000, our international sales and marketing organization consisted of 12 full time employees and a number of independent distributors.

     The NCP System is currently sold by a direct sales force in Germany, France, Austria, Switzerland, Belgium, Norway, Sweden, Denmark and the United Kingdom. As of August 31, 2000, we had distribution agreements with independent distributors covering a number of other countries, principally in Europe. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. We intend to seek additional regulatory and reimbursement approvals in the future in those major markets where the NCP System is not yet approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, we are working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the NCP System if such approvals are obtained. The Japanese clinical trial began in July 1993. In February 1998, our Japanese distributor submitted the results of this study, along with our other clinical trial data, to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

THIRD-PARTY REIMBURSEMENT

     Our ability to expand the commercialization of the NCP System successfully will depend in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System, and associated procedures and services, and to provide reimbursement at adequate levels for the costs of the NCP System and the related services.

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

     We believe that a significant number of epilepsy patients in the United States are either eligible for benefits under the Medicare program or are uninsured. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare introduced on August 1, 2000 a new prospective payment system based on Ambulatory Payment Classifications (APCs). The NCP System has been designated a "pass through" product for the first two or three years of the APC system. The pass through designation allows hospitals to submit for separate payment of the device and they are reimbursed based on their charges and cost-to-charge ratios. For inpatient implants, Medicare uses a fixed-payment method which is based on Diagnosis Related Groups or DRGs. Under current

DRG groupings, hospital inpatient procedures for implanting the NCP System are assigned to one of two different DRGs based on whether or not the patient has complications or coexisting severe medical problems, also referred to as comorbidities. The DRG grouping that would include implantation of the NCP System for patients without complications or comorbidities pays hospitals less than the costs of purchasing and implanting the NCP System. We believe that this DRG grouping would apply to most of the epilepsy patients covered by Medicare. Medicare uses a resource-based relative value scale to pay for physicians' services. We believe that the relative value scales for the surgeons and physicians involved in the implantation and interrogation and reprogramming of the NCP System provide adequate reimbursement for these physicians' services.

     We believe that many patients who are good candidates for VNS therapy may be covered by Medicaid systems. States are responsible for the operation of a Medicaid program within their borders. Coverage policy and payment mechanisms are widely variable. To date, approximately 80% of state Medicaid programs cover VNS therapy and provide some form of reimbursement for the implant procedure that makes it economically viable for the implanting hospital. Medicaid policy and payment methodologies change on a regular basis so vigilant and ongoing work is necessary to insure continued access and acceptable reimbursement for patients covered by Medicaid programs.

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

PRODUCT DEVELOPMENT

     Our product development efforts are directed toward improving the NCP System and developing new products that provide additional features and functionality. Product development programs that are underway include ongoing improvements to the NCP Pulse Generator, such as reduced size. Significant expenditures include innovative software enhancements to provide more functionality with a focus on improving product ease-of-use for patients and doctors. Product development efforts in lead technology include programs to reduce time in the operating room. We will be required to file for the appropriate United States and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of improved and new products.

COMPETITION

     We believe that in the field of refractory epilepsy, existing and future antiepileptic drugs are and will continue to be the primary competition for our NCP System. We may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's Disease. We could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than us. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete.

     We believe that the primary competitive factors within the epilepsy treatment market are the efficacy and safety of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement, quality of life improvements and product reliability. We also believe that the NCP System compares favorably with competitive products as to these factors.

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

     We entered into an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder of and consultant to us, pursuant to which we received exclusive licenses on three United States method patents (and such international counterparts as have been or may be issued) covering the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. We believe that these patents give us an advantage. The license agreement runs for the term of licensed patents, which will begin to expire in 2010. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales for the remaining term of the licensed patents.

     We entered into a license agreement with Huntington Medical Research Institute pursuant to which we have licensed two United States patents (including their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement and our patented disorders. Pursuant to the license agreement, we are obligated to pay the licensor a royalty of 1.0% of net sales of NCP Systems using the licensor's standard lead (which includes our bipolar lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. We also agreed to pay minimum royalties of $35,000 for each fiscal year for the life of the licensed patents.

     We are negotiating an exclusive license agreement with Mitchell Roslin, M.D. on a patent that covers the use of bilateral vagus nerve stimulation for the treatment of obesity. Pursuant to the proposed license agreement terms, we will be obligated to pay the licensor a royalty rate of 1.0% of the first $10 million of net sales and 0.5% of net sales thereafter. The license agreement terms also will obligate us to pay to licensor advances on royalties of $25,000 per year for five years beginning January 1, 2000 and, upon the completion of certain milestones, up to $325,000 in additional advances on royalties. We cannot assure you that we will be able to finalize this exclusive license and if we are unable to do so, our ability to develop our obesity treatment may be seriously adversely affected.

     In addition to the license agreements, as of August 31, 2000, we had United States patents and patent applications pending covering various aspects of the NCP Pulse Generator circuits, electrode designs, methods of automatic seizure detection and various therapeutic applications of vagus nerve stimulation. In addition to movement disorders, other method patents cover the fields of eating disorders, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, including depression, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. In September 1997, we filed for a limited extension of the term of one of the medical device and method patents which is licensed from Dr. Zabara. As a result of that filing, the expiration date for the epilepsy and movement patent has been determined to be 2010. We have filed a Request for Revision of Regulatory Review with the FDA to extend the patent an additional year. We have filed counterparts of certain of our key United States patent applications in certain key international jurisdictions.

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

     We believe that the licenses described above provide us with protection in the United States in the field of cranial nerve stimulation, including vagus nerve stimulation for the control of epilepsy, depression, movement disorders, including Parkinson's Disease and essential tremor, eating disorders, dementia and additional indications for which method patents have been issued. The protection offered by the licensed international patents is not as strong as that offered by the licensed United States patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. In addition, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how or to defend us against claims of infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Litigation could be costly and divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the NCP System, any of which could severely harm our business. We are not currently a party to any patent litigation or other litigation regarding proprietary rights and are not aware of any challenge to our patents or proprietary rights.

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

     In July 1999, the FDA granted Expedited Review status for a future premarket approval application for our NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with refractory chronic or recurrent severe depression which continued in fiscal 2000 and will continue in fiscal 2001. The study protocol included 30 patients treated for three months with long-term follow up. In September 1999, the FDA granted approval for expansion of the pilot clinical study, increasing the number of study sites from four to five and the number of patients from 30 to 60. In October 1999, the FDA granted unconditional approval for a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients.

     In June 2000, the FDA approved an investigational device exemption (IDE) for a clinical study utilizing vagus nerve stimulation to treat obesity. Shortly thereafter, we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients will be implanted and treated. If the results of the Phase I study justify continued research, up to 24 additional patients will be treated in Phase II, for a total of 30 implanted and treated patients in the pilot study.

     In June 2000, the Swedish government approved a pilot clinical study of vagus nerve stimulation of the treatment of AD. In the last quarter of fiscal 2000, we launched a pilot study which will implant up to 10 patients under a study protocol of three months study with long-term follow up.

     We will be required to obtain FDA approval of a new premarket application or premarket application supplement before making any change to the NCP System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New premarket applications and premarket application supplements generally require submission of information needed to support the proposed change and may require additional clinical data. If clinical data is required for a new indication, the FDA can additionally require review of the results of a clinical study by one of their Advisory Panels. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, we could be required to obtain the FDA's approval of an investigational device exemption, or IDE, before beginning such testing. We intend to sponsor additional clinical trials of the NCP System in the United States for additional epilepsy indications and for non-epilepsy central nervous system disorders. We believe that we will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards, also referred to as IRBs, established pursuant to FDA regulations. We may be unable to obtain any required FDA or IRB approvals for such clinical trials, or to complete the studies in a timely manner. Further, the information obtained may not be sufficient to support the filing of a new premarket application or premarket application supplement for the proposed changes. Any of these events would prevent us from obtaining approvals to market our product for the indications which could harm our business.

     We are required to register, and have registered, as a medical device manufacturer with the FDA and state agencies and to list our products with the FDA. Our facilities are subject to inspection on a routine basis by the FDA for compliance with the FDA's QSR and other applicable regulations. The QSR imposes procedural and documentation requirements upon us with respect to product designs, manufacturing, testing, control, process validation and similar activities. As of August 31, 2000, we have been the subject of an FDA pre-approval and two post-approval site inspections, which were completed with two minor procedural deficiencies. Additionally, we have voluntarily agreed to participate as a pilot site for the FDA's new Hazard Analysis and Critical Control Point inspection process. As part of this process, and in addition to requirements for routine inspections, we have undergone two separate inspections by the FDA. Future inspections by the FDA could result in adverse findings which could harm our ability to manufacture and market our NCP System, which would significantly harm our business.

     In addition, our products are covered by FDA regulations for implantable medical devices that require us to comply with certain specific record keeping, reporting, product testing, design, safety and product labeling requirements. Under these regulations, we are required to file Medical Device Reports with the FDA for product malfunctions or where our device causes or contributes to a death or serious injury, or both. Through August 31, 2000, we have filed 27 such reports, 18 of which were filed during fiscal 2000. New regulations governing such matters as device tracking and post-market surveillance also apply to the NCP System. The FDA also actively enforces regulations prohibiting marketing of products for non-indicated uses. The advertising of most FDA-regulated products, including our NCP System, is also subject to Federal Trade Commission jurisdiction and we are also subject to the Occupational Safety and Health Administration and other governmental entities.

     Clinical testing, manufacturing and sale of our products outside of the United States are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States, and which vary from country to country. In order to market and sell our product in the European community, we must comply with the medical device directives. Cyberonics also complies with the ISO 9001, which is similar to the FDA's QSR. We are audited on a voluntary basis for compliance with these directives. We have obtained several foreign governmental approvals, including the approval to use the European Union CE Mark, and have applied for additional approvals. However, we may not be granted the necessary approvals, including approval of new premarket applications or supplements to existing premarket applications for the NCP System, on a timely basis or at all. Delays in receipt of or failure to receive these approvals, or the withdrawal of previously received approvals, could harm our international operations and our business.

     Changes in existing requirements or the adoption of new requirements could significantly harm our ability to comply with regulatory requirements. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions.

PRODUCT LIABILITY AND INSURANCE

     The manufacture and sale of our products subjects us to the risk of product liability claims. As with all medical device businesses, the consequences of a failure of our product can be life-threatening. Although we maintain product liability insurance, coverage limits may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business, results of operations and financial condition.

EMPLOYEES

     As of August 31, 2000, we had 294 full-time employees, including 12 in engineering and product development, 27 in clinical and regulatory affairs, 119 in manufacturing and quality assurance, 91 in sales and marketing and 45 in administration. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

CAUTIONARY FACTORS

     A number of statements contained in this document and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. Accordingly, they are considered "forward-looking" statements which indicate current expectations of future events. These statements can generally be identified by the use of terminology such as "expect," "may," "will," "intend," "anticipate," "believe," "estimate," "could," "possible," "plan," "project," "forecast," and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, product development programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties. These risks and uncertainties include ongoing safety and efficacy of VNS with the Cyberonics NCP System, the overall rate of demand for our products, our ability to hire, train and retain key personnel, our ability to maintain all appropriate regulatory approvals, our ability to develop and maintain adequate manufacturing capacities and sources of supply, the timing and results of future clinical studies, the rate at which overall corporate infrastructure will be developed and the amount of timing of expenditures related to those and other activities, and management's ability to accurately forecast future events. Consequently, no forward-looking statements can be guaranteed and actual outcomes may vary materially.

ITEM 2. PROPERTIES

     We lease approximately 75,000 square feet of office and manufacturing space in Houston, Texas through December 2002, and approximately 4,200 square feet in a sales office in Brussels, Belgium through April 2001. We believe that these leased facilities will be adequate to meet our needs at least through June 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

     We have terminated a contractual relationship with Hi-Tronics Design, Inc. (Hi-Tronics) for the manufacture of component parts for certain of our products. The dispute has been submitted for binding arbitration and is now pending before the American Arbitration Association, case number 70-489-00325-00. Hi-Tronics has asserted a claim for a contractual termination fee of approximately $1 million and has asserted the right to use the components for other devices. We believe we have valid defenses to these claims and intend to vigorously contest any claims which are asserted in arbitration. In addition, we have asserted claims that Hi-Tronics breached the contract and is liable for damages caused by the breach. We have now developed the facilities to manufacture the components in-house. In light of the preliminary state of the arbitration and the inherent uncertainties involved in litigation, we are not able to assess the likelihood of an unfavorable outcome or range of any possible loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the Nasdaq National Market under the symbol "CYBX." The high and low sale prices for our Common Stock during fiscal 1999 and 2000 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JUNE 30, 1999
First Quarter...............................................  $17.00   $ 5.63
Second Quarter..............................................   14.38     4.50
Third Quarter...............................................   13.63     7.13
Fourth Quarter..............................................   14.94     7.31
FISCAL YEAR ENDED JUNE 30, 2000
First Quarter...............................................  $20.88   $11.25
Second Quarter..............................................   19.50    12.50
Third Quarter...............................................   28.25    14.50
Fourth Quarter..............................................   25.38    11.86

     The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of our Common Stock has in the past been, and may in the future be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the NCP System, product and component supply issues, government approval status, fluctuations in our operating results, announcements of technological innovations or new products by our competitors, changes in estimates of our performance by securities analysts, failure to meet securities analysts' expectations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or others may have a significant affect on the market price of the Common Stock. In addition, the price of our stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to our operating performance.

     As of August 31, 2000, there were 260 stockholders of record.

     We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data as of June 30, 2000 and 1999 and for each of the years in the three-year period ended June 30, 2000, are derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The selected financial data as of June 30, 1998, 1997 and 1996 and for the years ended June 30, 1997 and 1996 are derived from audited financial statements not included herein.

                                                                              YEAR ENDED JUNE 30,
                                                    ------------------------------------------------------------------------
                                                        2000           1999           1998           1997           1996
                                                    ------------   ------------   ------------   ------------   ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.........................................  $ 47,888,733   $ 29,927,476   $ 14,912,868   $  1,372,005   $  1,416,965
Cost of sales.....................................    11,833,507      7,736,137      3,902,468        372,180        411,562
                                                    ------------   ------------   ------------   ------------   ------------
Gross profit......................................    36,055,226     22,191,339     11,010,400        999,825      1,005,403
Operating expenses:
  Selling, general and administrative.............    33,269,266     29,585,570     19,781,268      5,933,852      3,420,111
  Research and development........................     8,037,096      6,724,106      7,391,426      6,549,474      8,024,502
                                                    ------------   ------------   ------------   ------------   ------------
        Total operating expenses..................    41,306,362     36,309,676     27,172,694     12,483,326     11,444,613
Interest income...................................     1,364,985      1,465,549      1,976,792        436,813        423,044
Interest expense..................................         3,349             --             --             --             --
Other income (expense), net.......................       (44,894)       115,236         10,790       (198,143)       (97,084)
                                                    ------------   ------------   ------------   ------------   ------------
Net loss before cumulative effect of a change in
  accounting principle............................    (3,934,394)   (12,537,552)   (14,174,712)   (11,244,831)   (10,113,250)
Cumulative effect on prior years (to June 30,
  1999) of changing to a different method of
  depreciation....................................       881,150             --             --             --             --
                                                    ------------   ------------   ------------   ------------   ------------
        Net loss..................................  $ (3,053,244)  $(12,537,552)  $(14,174,712)  $(11,244,831)  $(10,113,250)
                                                    ------------   ------------   ------------   ------------   ------------
        Basic and diluted net loss per share......  $      (0.17)  $      (0.72)  $      (0.88)  $      (0.93)  $      (1.06)
                                                    ============   ============   ============   ============   ============
Shares used in computing basic and diluted net
  loss per share..................................    18,044,692     17,503,169     16,104,922     12,030,171      9,513,038
                                                    ============   ============   ============   ============   ============
CONSOLIDATED BALANCE SHEET DATA (AS OF YEAR END):
Cash, cash equivalents and marketable
  securities......................................  $ 20,537,450   $ 24,858,123   $ 38,037,343   $  8,123,456   $  2,201,962
Working capital...................................    30,881,340     25,975,079     39,246,128      7,763,480      1,042,396
Total assets......................................    44,604,045     39,783,153     52,615,294     10,249,737      3,948,043
Accumulated deficit...............................   (78,932,510)   (75,879,266)   (63,341,714)   (49,167,002)   (37,922,171)
Common stockholders' equity.......................  $ 38,407,975   $ 33,448,445   $ 44,698,719   $  8,421,472   $  1,465,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis together with "Selected Financial Data" and our Consolidated Financial Statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under the heading "Factors Affecting Future Operating Results" and in the "Business" section and elsewhere in this Form 10-K. Cyberonics undertakes no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

SUMMARY

     We were founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under IDE from the FDA. We received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory or resistent to antiepileptic drugs. We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and we also have permission to sell in certain other international markets with the broader indication of refractory epilepsy and without discrimination to patient age.

     From inception through July 1997, our primary focus was on obtaining FDA approval for the NCP System. Since inception, we have incurred substantial expenses, primarily for research and development activities which includes product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up. We have also made significant investments in recent periods in connection with the United States market launch of the NCP System and the clinical research costs associated with new indications development. Although we reported a profitable quarter in the third quarter of this fiscal year, we expect to remain unprofitable through at least fiscal 2002 as we continue our efforts to develop vagus nerve stimulation for new indications.

     For the period from inception through June 30, 2000, we incurred a cumulative net deficit of approximately $78.9 million. Moreover, we expect to devote considerable financial resources in our Depression and Other Indications Business Units for clinical studies in the development of new indications for the NCP System. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2003. As a result, we will continue to experience substantial operating losses at levels exceeding the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2003 if at all.

  Recent Developments

     On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire us for $26.00 per share in value of Medtronic common stock. Our Board of Directors, with the assistance of Morgan Stanley Dean Witter, our financial advisor, elected to remain independent to pursue our patent protected opportunities for vagus nerve stimulation in epilepsy, depression, Alzheimer's Disease, obesity, and in other indications covered by our United States method patents. On September 28, 2000, Medtronic announced that it had withdrawn its offer. Morgan Stanley Dean Witter was engaged to serve as our financial advisor in connection with this proposal and we are currently obligated to pay them $2.2 million for advisory services. We will be obligated to make an additional payment to Morgan Stanley Dean Witter of not less than $4.0 million on or before May 15, 2001. In addition, our Board of Directors has authorized the development and implementation of a retention plan for officers and key employees. This plan will provide for cash payments to employees which will range from six months to three years, depending on seniority, plus bonus and will be payable only upon a change of control. We have also incurred additional legal and accounting fees as a result of Medtronic's actions.

RESULTS OF OPERATIONS

     Net Sales. Net sales increased to $47.9 million from $29.9 million and $14.9 for the years ended June 30, 2000, 1999 and 1998, respectively. International sales were $5.4 million, $3.6 million and $2.3 million in fiscal 2000, 1999 and 1998, respectively, while U.S. sales were $42.5 million, $26.3 million and $12.6 million in the respective periods.

     Substantially all sales for the years ended June 30, 2000, 1999 and 1998 were for epilepsy product sales.

     We have experienced significant growth in the U.S. market since FDA approval. In fiscal 1998, our first full year after FDA approval, U.S. net sales were $12.6 million. U.S. net sales more than doubled in fiscal 1999 to $26.3 million due entirely to volume increases. For fiscal 2000, U.S. net sales continue to show aggressive growth of 62%, as a result of volume growth of 45% and an increase in average system price which generated additional revenue growth of 17%. In February 2000, we launched the next generation NCP Generator, the Model 101, which was 31% lighter, had a 90% longer battery life and was priced at a 34% premium to the existing Model 100. As a result of the favorable market reception of the Model 101, sales mix towards the Model 101 shifted, resulting in the improved pricing for the year.

     Since regulatory approval in 1994, international sales have grown at a slower growth rate than the U.S. due to economic and reimbursement limitations and the Company's focus on penetrating the U.S. market. From fiscal 1998 to 1999, international sales increased by 59% primarily due to volume growth. In fiscal 2000, international sales increased by 47% due to volume growth of 35% and an increase in average system price which generated additional revenue growth of 12%, due to the launch of the Model 101 in March 2000.

     While we expect to conduct additional clinical trial activities in the United States and internationally and may seek reimbursement in connection with these studies, we do not expect reimbursement amounts to be significant in future periods. Future increases in net sales will depend upon increased market acceptance for the NCP System and upon expanding our reimbursement from third-party payors. We are devoting substantial resources to increasing the awareness and market acceptance of the NCP System, particularly in the United States. We believe, however, that there will be delays between sales and marketing activities and any resulting increase in sales. We cannot assure you that sales levels in subsequent periods will increase at the rates experienced in recent periods or at all.

     Gross Profit. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our gross margin was 75.3% for the year ended June 30, 2000, compared to 74.2% and 73.8% for fiscal 1999 and 1998, respectively. The increase in gross margin in fiscal 2000 is attributable primarily to the increase in net sales in the United States, which have higher gross margins than net sales in international markets and process improvements in manufacturing. We are obligated to pay royalties at a rate of approximately 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between direct and international sales, direct and distributor sales, the NCP System's selling price, applicable royalty rates and the levels of production volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.3 million, or 69.5% of net sales, for the year ended June 30, 2000, as compared to $29.6 million, or 98.9% of net sales, for fiscal 1999 and $19.8 million, or 132.6% of net sales, during fiscal 1998. Fiscal 2000 expenses increased over fiscal 1999 by 12% due to increases in personnel costs associated with the expansion of the sales and marketing team which was offset by reductions in marketing and sales program event costs and reductions in outside services that were brought in-house during the year. Fiscal 1999 expense increased over fiscal 1998 expense primarily due to increases in sales and marketing activities focused on the United States market launch for the NCP System and to a lesser extent to the continued expansion of corporate infrastructure. At the end of fiscal 2000, we had over 90 sales and marketing personnel, up from 60 at the end of fiscal 1999 and 45 at the end of fiscal 1998. Although we were able to minimize growth in expenses significantly below sales growth during fiscal 2000, we cannot assure you that we will continue to achieve spending efficiencies or that selling, general and administrative expenses will not, in fact, increase at a faster rate in fiscal 2001. The significant decrease in these expenses as a percent of sales in each year is primarily the result of the increase in sales for the same periods.

     Substantially all selling, general and administrative expenses for the years ended June 30, 2000, 1999 and 1998 were associated with the Epilepsy Business Unit.

     Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development, and design efforts and expenses associated with conducting clinical trials and related regulatory activities. Research and development expenses were $8.0 mil-lion, or 16.8% of net sales, during the year ended June 30, 2000, compared to $6.7 million, or 22.5% of net sales, during the year ended June 30, 1999 and $7.4 million, or 49.6% of net sales, during the year ended June 30, 1998. The significant decrease in these expenses as a percent of sales in each year is primarily the result of the increase in sales for the same periods. We operate our business in three Indication Business Units, each of which invests significant resources into research and development projects.

     The Epilepsy Business Unit research and development expenses were $5.8 million in fiscal 2000, compared to $5.3 million and $7.3 million in fiscal 1999 and 1998, respectively. The increase of $0.5 million in fiscal 2000 over prior year is due to costs associated with additional personnel, higher clinical study costs and the expansion of our Cyberonics VNS Patient Outcome Registry. The decrease in research and development costs from fiscal 1998 to fiscal 1999 is the result of higher absorption of production costs during fiscal 1999 offset by heightened levels of product design and development activity.

     The Depression Business Unit research and development expenses were $1.9 million in fiscal 2000, compared to $0.8 million and $21,000 in fiscal 1999 and 1998, respectively. The significant ramp up of expenses from over the three year period between fiscal 1998 and fiscal 2000 is a result of expanded clinical programs for the clinical study of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment resistant chronic or recurrent severe depression which continued in fiscal 2000 and will continue in fiscal 2001. In fiscal 2000, the FDA granted approval for expansion of the pilot clinical study, increasing the number of implanted patients from 30 to 60. Also in fiscal 2000, the FDA granted unconditional approval for a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. We expect to expend considerable financial resources completing the pilot study and initiating the pivotal study of the NCP System in patients with depression during fiscal 2001 and beyond.

     The Obesity and Other New Indications Business Unit research and development expenses were $350,000 in fiscal 2000, compared to $565,000 and $21,000 in fiscal 1999 and 1998, respectively. The decrease of expenses from fiscal 2000 to fiscal 1999 and the increase from 1998 to 1999 is directly related to increases and decreases in total clinical program costs associated with investigational clinical studies of the NCP System for the treatment of various neurological disorders. In fiscal 1998, the clinical study costs were primarily directed toward epilepsy and depression studies in our other business units. During fiscal 1999, we launched several animal studies of VNS using the NCP System for a variety of disorders. In fiscal 2000, we focused the majority of our clinical resources toward the study of VNS in patients suffering from obesity and AD, while also investigating other neurological disorders covered by our patent portfolio. In June 2000 the FDA approved an investigational device exemption (IDE) for a clinical study utilizing a new type of VNS to treat obesity. Shortly thereafter, we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients will be implanted and treated. If the results of the Phase I study justify continued research, up to 24 additional patients will be treated in Phase II, for a total of up to 30 implanted and treated patients in the pilot study. In June 2000, the Swedish government approved a pilot clinical study of VNS for the treatment of AD. Shortly thereafter, we launched a pilot study of up to 10 implanted patients with a study protocol of three months in the acute study and long-term follow up. We expect to expend considerable resources completing the pilot studies for obesity and AD and other indications development research throughout fiscal 2001 and beyond.

     Interest Income. Interest income totaled $1.4 million, $1.5 million and $2.0 million during the years ended June 30, 2000, 1999 and 1998, respectively. Interest income decreased from fiscal 1997 to fiscal 1998 and from fiscal 1999 to fiscal 2000 as a result of lower average cash and investment balances on hand. We expect interest and other income to gradually decline in absolute dollars in future periods as we utilize our resources to fund future working capital requirements.

     Interest Expense. Interest expense was $3,349 during the year ended June 30, 2000, with no interest expense reported in prior years. Interest expense for fiscal 2000 is associated with capital leases on manufacturing equipment which bear interest at 6.56% over a term of five years.

     Other Income (Expense), Net. Other income (expense), net totaled ($45,000), $115,000 and $11,000 during the years ended June 30, 2000, 1999 and 1998, respectively. For each of these years, other income (expense) consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income (expense) to fluctuate in future periods depending upon the mix between international and domestic business activities and upon fluctuations in currency exchange rates.

     Income Taxes. At June 30, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $74.3 million which expire during the years 2003 through 2020, and tax credit carryforwards of approximately $2.3 million for federal income tax purposes which expire during the years 2006 through 2020. Due to our net operating loss history, to date we have established a valuation allowance to fully offset our deferred tax assets, including those related to our carryforwards, resulting in no income tax benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of our net operating loss carryforwards.

     Change in Accounting Principle. Effective July 1, 1999, we changed our method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and our business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,150 (net of income tax of $0) and is included in income for the fiscal year ended June 30, 2000.

  Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through public and private placements of our securities. In June 2000 we entered into capital leases for the acquisition of manufacturing equipment valued at roughly $650,000 and used in the production of the NCP System. The capital leases bear interest at 6.56% and extend through April 2005.

     During fiscal 2000, we used approximately $8.2 million in cash in operating activities. During the fiscal year, working capital increased significantly in support of the substantial sales growth experienced during fiscal 2000. Accounts receivable and inventories increased from $5.4 million and $5.2 million, respectively, in fiscal 1999 to $8.4 million and $6.6 million respectively in fiscal 2000. During fiscal 2000, we also used approximately $4.1 million to purchase capital equipment to expand manufacturing capabilities and provide significant improvements in integrated business systems. We received roughly $8.1 million, $1.4 million and $2.7 million in 2000, 1999 and 1998, respectively, in proceeds from the exercise of stock options held by our employees. During fiscal 1998, we raised approximately $47.7 million from the sale of common stock in a public offering. Our liquidity will continue to be reduced as amounts are expended to support continued growth in sales and manufacturing, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although we have no firm commitments, we expect to make capital expenditures of approximately $4.2 million during fiscal 2001, primarily to expand manufacturing capabilities and to enhance general infrastructure and facilities.

     We believe that our current resources will be sufficient to fund our operations at least through June 30, 2002, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our international and domestic sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     See Notes 1 and 9 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     In addition to the factors described above in this section and in the section of this Annual Report on Form 10-K entitled "Business," the following additional factors could affect our future results.

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for at least the next two years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We do not yet have approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in obesity and AD applications. Our inability to commercialize successfully the NCP System for depression, obesity and other indications will severely harm our business.

     We may not be able to continue to expand market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 9,000 patients through June 30, 2000, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

     We may not be successful in our efforts to develop VNS for the treatment of depression, obesity, Alzheimer's Disease or any other indications. We are in the process of conducting studies to help us evaluate, and ultimately obtain FDA approval, for the use of VNS as a treatment for depression, obesity, Alzheimer's Disease and other indications. While we are encouraged by test results to date, we cannot assure you that our test results will continue to be as positive as we currently anticipate or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues will not experience the growth that we currently anticipate.

     Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons including the extent to which our NCP System gains market acceptance, the timing of obtaining marketing approvals for our NCP System for other indications, the timing of any approvals for reimbursement by third-party payors, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts, our ability to retain qualified sales personnel and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

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

     We may not be successful in our marketing and sales efforts, which could severely harm our business. We cannot assure you that our marketing and sales efforts will succeed in promoting the NCP System to patients, health care providers or third-party payors on a broad basis. In addition, due to limited market awareness of the NCP System, we believe that the sales process could be lengthy, requiring us to continue to educate patients, health care providers and third-party payors regarding the clinical benefits and cost-effectiveness of the NCP System. In certain international territories, we rely, and intend to continue to rely, upon independent distributors. We may not be able to recruit and retain skilled marketing and sales personnel or foreign distributors to support our marketing and sales efforts. Our failure to successfully market and sell our NCP System or to retain our sales force would severely impair our sales and our business.

     If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

     Our products may be found to have significant defects that could harm the human body and result in product recalls. The NCP System includes a complex electronic device and lead designed to be implanted in the human body. Component failures, manufacturing or shipping errors or design defects could result in an unsafe condition in patients. The occurrence of such problems or other adverse reactions could result in a recall of our products, possibly requiring removal and potential reimplantation of the NCP System or a component of the NCP System. For example, in 1991, a failure of an NCP System caused permanent paralysis of one patient's left vocal cord. In addition, several patients experienced bipolar lead failures which, although not harmful to the patient, reduced the efficacy of the treatment and required lead replacement. Since the occurrence of these failures, changes have been made to our product designs and no similar failures have been reported. However in the future, we may experience similar or other product problems or may be required to recall products. Any product recall could severely harm our business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors, their ages as of August 31, 2000, and certain additional information about them, are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Robert P. Cummins.....................  46    President and Chief Executive Officer
                                              and Director
Pamela B. Westbrook...................  42    Vice President, Finance and
                                                Administration and Chief Financial
                                                Officer
Leonard G. Milke......................  52    Vice President, Marketing
Richard P. Kuntz......................  49    Vice President, Operations
Shawn P. Lunney.......................  37    Vice President, Sales
Reese S. Terry, Jr. ..................  58    Chairman of the Board of Directors and
                                                Secretary
Stanley H. Appel, M.D.................  67    Director
Tony Coelho...........................  58    Director
Thomas A. Duerden, Ph.D...............  70    Director
Michael J. Strauss, M.D...............  47    Director
Alan J. Olsen.........................  53    Director

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

     Mr. Milke joined Cyberonics as Vice President, Marketing in March 2000. Mr. Milke has over 30 years of specialty central nervous system pharmaceutical sales and marketing experience with Warner Chilcott Laboratories, Affiliated Research Centers, IMS America, CoCensys, Incorporated and Parke-Davis, a division of Warner Lambert. Mr. Milke's career at Parke-Davis, the worldwide leader in drugs used to treat epilepsy, spanned almost 20 years. While at Parke-Davis, Mr. Milke served in a number of positions of increasing responsibility including Sales Representative, District Sales Manager, Director of Sales Administration, Senior Product Manager and National Sales Director, CNS Sales.

     Mr. Kuntz joined Cyberonics as Vice President, Operations in January 2000. Mr. Kuntz has over 27 years of manufacturing and operations management experience in a variety of industries and eight years of experience in medical device and healthcare operations management. Most recently, Mr. Kuntz was Vice President of Manufacturing and Customer Support for Spacelabs Medical Inc., a leader in patient monitoring devices and clinical information systems with annual revenues in excess of $350 million. Prior to that, he was Vice President of Operations at Allied Healthcare Products, a supplier of medical gases and healthcare products and Senior Operations Manager of the Codman and Shurtleff Division of Johnson & Johnson, a manufacturer of a large number of neurosurgical and other medical instruments.

     Mr. Lunney joined Cyberonics in April 1991 and served in various sales, marketing and reimbursement planning positions until May 1996, when he became Vice President, Marketing. Prior to joining Cyberonics, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer from December 1985 to April 1991.

     Mr. Terry co-founded Cyberonics in December 1987 and served as a director and Chief Executive Officer of Cyberonics until February 1990, when he became Chairman of the Board and Executive Vice President. Mr. Terry has also served as Secretary of Cyberonics from its inception. Mr. Terry resigned from his position as Executive Vice President in February 2000. From 1976 to 1986, Mr. Terry held executive positions with Intermedics, Inc., a medical device and electronics company, including serving as Vice President of Engineering, Vice President of Corporate Technical Resources and, most recently, as Vice President of Quality.

     Dr. Appel has been a director of Cyberonics since December 1996 and the chair of our Scientific Advisory Board since its formation in 1994. Since 1977, Dr. Appel has been Chairman of the Department of Neurology, Baylor College of Medicine.

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

     Dr. Duerden has been a director of Cyberonics since March 1989 and an independent business consultant since January 1990. Since 1997, Dr. Duerden has been a director of PathSource, a privately held company which is consolidating formerly independent laboratories. From December 1988 through January 1990, Dr. Duerden served as Chairman of the Board and Chief Executive Officer of Tonometrics, Inc., a medical diagnostic device company. From 1979 through 1988, Dr. Duerden served as Chairman and Chief Executive Officer of Electro Biology, Inc., an orthopedic device company.

     Dr. Strauss has been a director of Cyberonics since March 1997. He is a physician entrepreneur whose professional career has focused on new medical technology and the boundary it shares with health services research, health policy and business. He currently serves as a senior consultant for Covance Health Economics and Outcomes Services Inc. (CHEOS), a consulting, outcomes research and services firm helping medical product manufacturers address economic, reimbursement and other market issues. Dr. Strauss was a founder and President of CHEOS and negotiated its sale to Corning Inc. He also is a member of the Medicare Coverage Advisory Committee (Health Care Financing Administration) and serves on the Board of Directors of Endocare, Inc., manufacturer of products for treating urological diseases, and Kaiser Permanente's Mid-Atlantic Permanente Medical Group.

     Mr. Olsen has been a director of Cyberonics since June 1999. He has over 25 years of medical device sales and marketing experience at Smith & Nephew Richards, Danek Medical and Sofamor Danek Group. He was founder and President of Danek Medical, a pioneer in the spinal fixation device market which later became part of Sofamor Danek Group. He served as a Director of Sofamor Danek Group from 1985 to 1993. He is currently an independent business consultant, which he has been for more than the past five years, and serves on the boards of several private and charitable organizations.

BOARD COMPOSITION

     Pursuant to a letter agreement dated March 28, 1997, the Clark Estates is entitled to designate one person whom it wishes to have appointed to serve on our Board of Directors. This right lasts for as long as the Clark Estates retains at least 600,000 of the aggregate of 901,408 shares of Common Stock purchased on such date by parties affiliated with the Clark Estates. To date, the Clark Estates has not exercised this right.

BOARD MEETINGS AND COMMITTEES

     Our Board of Directors held a total of eight meetings and acted by written consent one time during the fiscal year ended June 30, 2000. The Board has an Audit Committee and a Compensation Committee. There is no nominating committee or other committee performing a similar function.

     The Audit Committee, which consists of Michael J. Straus, M.D., Thomas A. Duerden and Alan J. Olsen, held four meetings during the fiscal year ended June 30, 2000. This Committee recommends engagement of our independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating our accounting principles and our system of internal accounting controls.

     The Compensation Committee, which consists of Tony Coelho and Stanley H. Appel, held two meetings and acted by written consent 38 times during the fiscal year ended June 30, 2000. This Committee establishes salary and incentive compensation of our executive officers and administers employee benefit plans.

     During the fiscal year ended June 30, 2000, all current directors attended at least 75 percent of the meetings of the Board of Directors and the number of meetings held by committees on which the director served, except Mr. Coelho who attended five meetings of the Board of Directors and two meetings of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (SEC). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received we believe that, for the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were complied with, except as follows: Dr. Duffell did not file Form 4s for sales and purchases made by his wife from the period of September 1998 through April 2000; a Form 4 was filed in July 2000 to report these transactions; and Mr. Lunney did not file a Form 4 for the sale of shares in February 2000; a Form 5 was filed in September 2000 for this sale.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation paid by us for the year ended June 30, 2000 to the Chief Executive Officer and each of our other most highly compensated executive officers whose total compensation exceeded $100,000. These officers are referred to as the named executive officers:

                                                                       SECURITIES
                                                                       UNDERLYING
                                                                       OPTIONS(#)
                                                                      ------------
                                                                       LONG-TERM
                                  FISCAL   SALARY($)     BONUS($)     COMPENSATION    ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     ANNUAL     COMPENSATION      AWARDS      COMPENSATION
---------------------------       ------   ---------   ------------   ------------   ------------
Robert P. Cummins(1)............   2000    $236,538      $170,335       100,000(2)     $   420(3)
  President and Chief              1999     200,000        50,000       100,000            420(3)
  Executive Officer                1998     200,000        56,000       250,000            253(3)
Reese S. Terry, Jr(4)...........   2000    $ 96,115      $     --            --        $ 4,100(3)
  Chairman of the Board and        1999     147,000        36,750            --          4,214(3)
  Executive Vice President         1998     147,000        41,160            --          4,114(3)
Pamela B. Westbrook.............   2000    $155,769      $ 40,335            --        $   347(3)
  Vice President, Finance &        1999     103,846        33,750       175,000            260(3)
  Administration Chief             1998          --            --            --             --
  Financial Officer
William H. Duffell, Jr.,
  Ph.D(5).......................   2000    $163,558      $     --            --        $   363
  Vice President, Clinical and     1999     157,500        39,375            --        $   363(3)
  Regulatory Affairs               1998     157,500        44,100        51,235            257(3)
Shawn P. Lunney.................   2000    $155,769      $  2,835            --        $   347
  Vice President, Marketing        1999     144,231        87,500(6)     25,000         25,294(3)(7)
                                   1998     125,000        37,500       104,750            126(3)
Richard P. Kuntz................   2000    $ 76,269      $ 32,835       150,000        $12,173(3)(8)
  Vice President, Manufacturing    1999          --            --            --             --
                                   1998          --            --            --             --

---------------

(1) Mr. Cummins became an executive officer of Cyberonics in fiscal 1996.

(2) Excludes a grant of options to purchase 450,000 shares of our Common Stock at $18.00 per share, which is contingent on stockholder approval of a new or expanded stock option plan at our next annual meeting. See "Report of the Compensation Committee" below.

(3) Represents premiums paid for term-life insurance (except as set forth below).

(4) Mr. Terry resigned from his position as Executive Vice President in February 2000.

(5) Dr. Duffell resigned from his position as Vice President in August 2000.

(6) During fiscal 1999, Mr. Lunney also performed the duties of Sales Area Director for which he earned an additional bonus of $50,000.

(7) Also includes $25,000 paid to Mr. Lunney for sales awards.

(8) Represents $173 for term-life insurance and $12,000 for expenses paid to Mr. Kuntz associated with relocating to Houston.

     Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the year ended June 30, 2000 to each of the named executive officers:

                                                 INDIVIDUAL GRANTS
                               ------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                             PERCENT OF                                   AT ASSUMED ANNUAL RATES
                               NUMBER OF    TOTAL OPTIONS                                     OF STOCK PRICE
                               SECURITIES    GRANTED TO                                   APPRECIATION FOR OPTION
                               UNDERLYING   EMPLOYEES IN                                        TERM($)(2)
                                OPTIONS        FISCAL         EXERCISE     EXPIRATION   ---------------------------
NAME                           GRANTED(#)      YEAR(1)      PRICE($/SH)       DATE           5%            10%
----                           ----------   -------------   ------------   ----------   ------------   ------------
Robert P. Cummins............    100,000(3)       8%          $ 18.00       6/9/2010     $1,132,010     $2,868,736
Reese S. Terry, Jr(4)........         --         --                --             --             --             --
Pamela B. Westbrook..........         --         --                --             --             --             --
William H. Duffell, Jr.,
  Ph.D(5)....................         --         --                --             --             --             --
Shawn P. Lunney..............         --         --                --             --             --             --
Richard P. Kuntz.............    150,000         12%          $15.125       1/6/2010     $1,426,805     $3,615,803

---------------

(1) Total number of shares subject to options granted to employees in fiscal 2000 was 1,202,700 which number includes options granted to employee directors.

(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect our estimate of future stock price growth.

(3) Excludes a grant of options to purchase 450,000 shares of our Common Stock at $18.00 per share which is contingent on stockholder approval of a new or expanded stock option plan at our next annual meeting. See "Report of the Compensation Committee" below.

(4) Mr. Terry resigned from his position as Executive Vice President in February 2000.

(5) Dr. Duffell resigned from his position as Vice President in August 2000.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end
Values. The following table sets forth, for each of the named executive officers, each officer's exercise of stock options during the fiscal year ended June 30, 2000 and the year-end value of unexercised options:

                                                              NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                SHARES        VALUE          UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                              ACQUIRED ON    REALIZED      OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END
NAME                          EXERCISE(#)     ($)(1)     EXERCISABLE/UNEXERCISABLE(#)(2)   EXERCISABLE/UNEXERCISABLE($)(3)
----                          -----------   ----------   -------------------------------   -------------------------------
Robert P. Cummins(4)........    121,050     $2,503,565           387,286/291,664                 $2,146,241/$300,000
Reese S. Terry, Jr.(5)......     10,000        206,875             34,500/10,000                      308,344/89,375
Pamela B. Westbrook.........     20,000        371,876            38,334/116,666                     263,546/802,079
William H. Duffell, Jr.,
  Ph.D(6)...................     82,235      1,223,202             55,669/23,333                          303,143/--
Shawn P. Lunney.............         --             --            156,167/49,583                   1,122,047/142,031
Richard P. Kuntz............         --             --            12,500/137,500                               --/--

---------------

(1) Represents market value of underlying securities at date of exercise less option exercise price.

(2) Options generally vest over a four-year period such that 12.5% of the shares subject to the option vest on the six-month anniversary of the grant date, and 1/48 of the optioned shares vest each month thereafter until fully vested or five year periods and 1/60th of the optioned shares vest each month until fully vested.

(3) Market value of underlying securities at fiscal year-end ($12.00 per share) minus the exercise price.

(4) Excludes a grant of options to purchase 450,000 shares of our Common Stock at $18.00 per share which is contingent on stockholder approval of a new or expanded stock option plan at our next annual meeting. See "Report of the Compensation Committee" below.

(5) Mr. Terry resigned from his position as Executive Vice President in February 2000.

(6) Dr. Duffell resigned from his position as Vice President in August 2000.

REPORT OF THE COMPENSATION COMMITTEE

     The following Report of the Compensation Committee of the Board of Directors (the "Compensation Committee") describes the compensation policies and rationale applicable to our executive officers with respect to the compensation paid to such executive officers for the year ended June 30, 2000.

     The Compensation Committee, consisting of Dr. Appel and Mr. Coelho, is responsible for establishing the compensation payable to our executive officers and for administering our stock plans.

  Compensation Policy

     Our executive compensation policies are designed to attract, retain and motivate the highly skilled executive officers upon whose performance we are dependent by providing compensation packages competitive with those provided by similarly situated companies with whom we compete for key employees. It is our policy that compensation of executive officers should include base compensation coupled with stock-based incentive opportunities and cash bonuses based on their level of responsibility. We do not contribute to any retirement programs on behalf of any employees. Compensation levels for all employees, including executive officers, are generally established for each fiscal year near the beginning of the fiscal year.

  Base Salaries

     Base salaries for all employees are generally set at levels that are viewed as competitive. The increase in annual base salaries for non-officer employees for fiscal 2000 were established by the Board of Directors in June 1999, and generally reflected increases of 4% over fiscal 1999 levels. With respect to officers, the Compensation Committee determined that the primary elements of officer compensation were to be base salaries together with bonus plan earnings and equity participation through options. No change was made to the salaries of the executive officers, except the Chief Executive Officer.

  Bonuses

     We generally establish target bonus levels for executive officers at the same time that annual salary levels were established for the fiscal year. For fiscal 2000, maximum bonus levels were set at 30% of base salary, the same level as fiscal 1999. Bonus payout is generally tied to a combination of company-wide and departmental performance goals. Based upon our performance during fiscal 2000, executive officers were paid an average of 65% of their potential bonuses.

  Stock Option Awards

     The Compensation Committee evaluated the grant of stock options in fiscal 2000 to officers in light of the responsibilities of the officers and their current stakes in our long-term success. No stock options were granted to officers, except the Chief Executive Officer and to new officers as an inducement to enter into employment with the Company.

  Compensation of Chief Executive Officer

     The Compensation Committee believes that the compensation of the Chief Executive Officer, Mr. Cummins, should be closely tied to the success of Cyberonics, and should provide Mr. Cummins with a stake in the future success of Cyberonics. Mr. Cummins' base salary was increased to an annual base salary of $300,000, which was effective in March 2000. He was awarded a bonus equal to 72% of his base salary, which represented 65% of the maximum bonus that could be paid.

     In February 2000, in connection with a comprehensive review of our executive compensation packages, the Board of Directors engaged the services of Towers Perrin, a management consulting firm, to conduct an independent compensation review, including a review of salary, bonus and stock option grants for our executive officers, including our Chief Executive Officer, as well as our Vice Presidents. Towers Perrin submitted its recommendations to the compensation committee in March 2000 and recommended increases in salary, bonus and stock option grants for Mr. Cummins and increases in salaries and bonuses for the Vice Presidents. The recommendations were based on Towers Perrin's survey of comparable high growth medical device and pharamceutical companies. In March 2000, the Board of Directors approved an increase in the salary and bonus to be paid to Mr. Cummins as recommended by Towers Perrin. The salary was increased to $300,000 on an annual basis and Mr. Cummins is eligible for a bonus of up to 100% of salary. Each of these levels was consistent with the recommendations of Towers Perrin. A grant of additional options to Mr. Cummins was delayed pending the conclusion of preliminary discussions with Medtronic regarding a potential combination with us which had begun in mid-March. In May 2000, the Board of Directors was advised by US Bancorp Piper Jaffray, our financial advisor at that time, that Medtronic was not interested in continuing discussions concerning a potential combination. In June 2000, the Board of Directors resumed the compensation review and determined that additional stock option grants to Mr. Cummins were appropriate. Consistent with Towers Perrin's recommendation, options granted to Mr. Cummins included:
100,000 options approved and granted from the 1996 stock option plan at an exercise price of $18.00 per share and 450,000 options approved for grant subject to approval of a new or expanded stock option plan to be submitted for stockholder approval at our next annual meeting. The option grants were also consistent with the Towers Perrin's recommendation. All of these options have an exercise price of $18.00 per share. The closing price of Cyberonics' Common Stock the day before the approval of the additional 100,000 option grants to Mr. Cummins was $14.50.

                                            COMPENSATION COMMITTEE

                                              Stanley H. Appel, M.D.
                                              Tony Coehlo

BOARD COMPENSATION

     Directors do not receive any cash compensation for their services as members of the Board of Directors. Non-employee directors are eligible for discretionary option grants under our 1997 Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of August 31, 2000 certain information with respect to the beneficial ownership of our Common Stock (i) by each person known by us to own beneficially more than five percent of the outstanding shares of our Common Stock, (ii) by each of our directors, (iii) by each of the named executive officers and (iv) by all directors and executive officers as a group. Except as otherwise noted below, we are not aware of any agreements among our stockholders which relate to voting or investment of our shares of our Common Stock.

                                                                SHARES       PERCENTAGE OF
                                                             BENEFICIALLY     OUTSTANDING
NAME OF BENEFICIAL OWNER                                       OWNED(1)     SHARES OWNED(1)
------------------------                                     ------------   ---------------
Massachusetts Financial Services Co........................   1,323,795           7.1%
  500 Boylston Street, 15th Floor
  Boston, MA 20116
The Clark Estates(2).......................................   1,217,683           6.5%
  One Rockefeller Plaza, 31st Floor
  New York, NY 10020
RHO Management Partners, L.P...............................   1,214,166           6.5%
  152 West 57th Street, 23rd Floor
  New York, NY 10019
Reese S. Terry, Jr.(3).....................................     671,100           3.6%
Robert P. Cummins(4).......................................     656,235           3.4%
Pamela B. Westbrook(5).....................................      51,214             *
William H. Duffell, Jr., Ph.D.(6)..........................     139,083             *
Shawn P. Lunney(7).........................................     166,966             *
Richard P. Kuntz(8)........................................      22,500             *
Stanley H. Appel, M.D.(9)..................................     141,300             *
Thomas A. Duerden, Ph.D.(10)...............................      79,000             *
Tony Coelho(11)............................................      74,600             *
Michael J. Strauss, M.D.(12)...............................      55,000             *

                                                                SHARES       PERCENTAGE OF
                                                             BENEFICIALLY     OUTSTANDING
NAME OF BENEFICIAL OWNER                                       OWNED(1)     SHARES OWNED(1)
------------------------                                     ------------   ---------------
Alan J. Olsen(13)..........................................      16,808             *
All executive officers and directors as a group (10
  persons)(14).............................................   2,073,806          10.5%

---------------

  *  Less than 1%

 (1) Based on total shares outstanding of 18,645,694 at August 31, 2000. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Pursuant to a letter agreement dated March 28, 1997, the Clark Estates is entitled to designate one person whom it wishes to have appointed to serve on our Board of Directors for as long as the Clark Estates retains at least 600,000 of the aggregate of 901,408 shares of Common Stock purchased on such date by parties affiliated with the Clark Estates. To date, the Clark Estates has not exercised this right.

 (3) Includes 116,500 shares held in trusts for the benefit of Mr. Terry's children of which Mr. Terry serves as trustee. Also includes 34,500 shares subject to options exercisable on or before October 30, 2000. Mr. Terry resigned from his position as Executive Vice President in February 2000.

 (4) Includes 10,000 shares held in trust for the benefit of Mr. Cummins' children of which Mr. Cummins serves as trustee. Also includes 417,285 shares subject to options exercisable on or before October 30, 2000.

 (5) Includes 50,001 shares subject to options exercisable on or before October 30, 2000.

 (6) Includes 59,002 shares subject to options exercisable on or before October 30, 2000. Dr. Duffell resigned from his position as Vice President in August 2000.

 (7) Includes 161,166 shares subject to options exercisable on or before October 30, 2000.

 (8) Includes 22,500 shares subject to options exercisable on or before October 30, 2000.

 (9) Includes 97,500 shares subject to options exercisable on or before October 30, 2000.

(10) Includes 57,500 shares subject to options exercisable on or before October 30, 2000.

(11) Includes 67,500 shares subject to options exercisable on or before October 30, 2000.

(12) Includes 47,500 shares subject to options exercisable on or before October 30, 2000.

(13) Includes 13,333 shares subject to options exercisable on or before October 30, 2000.

(14) Includes 1,027,787 shares subject to options held by executive officers and directors, which options are exercisable on or before October 30, 2000. Also includes shares which may be determined to be beneficially owned by executive officers and directors. See Notes 3 through 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of our stockholders, including Messrs. Cummins and Terry, Drs. Appel and Duffell and venture capital firms formerly affiliated with Mr. Cummins, are entitled to certain registration rights with respect to the Common Stock held by them.

     As of June 30, 1998, Rick L. Amos, formerly our Vice President, Sales owed us $100,000 under a loan for such amount provided to Mr. Amos in fiscal 1998 to cover certain relocation expenses. The loan bore interest at 8 1/2% per annum, and was secured by shares of our Common Stock held by or underlying options held by Mr. Amos. All principal and interest on the loan was paid in January 1999.

     Covance Health Economics and Outcomes Services, Inc. (Covance) provides health care reimbursement consulting services to us. We paid to Covance $431,662, $693,844 and $511,459 for such services in fiscal 2000, 1999 and 1998, respectively. Dr. Strauss, one of our directors, was the Executive Vice President of Covance through 1999 and currently serves as a senior consultant for Covance.

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

     We believe that the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed with Report

     1. Financial Statements. The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiary, and the Report of Independent Public Accountants are included at pages F-1 through F-21 of this Annual Report on Form 10-K:

                                                                PAGE
DESCRIPTION                                                     NO.
-----------                                                   --------
Report of Independent Public Accountants....................       F-2
Consolidated Balance Sheets as of June 30, 2000 and 1999....       F-3
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the Three Years Ended June 30, 2000.....       F-4
Consolidated Statements of Stockholders' Equity for the
  Three Years Ended June 30, 2000...........................  F-5, F-6
Consolidated Statements of Cash Flows for the Three Years
  Ended June 30, 2000.......................................       F-7
Notes to Consolidated Financial Statements..................       F-8

     2. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1(1)         -- Restated Certificate of Incorporation of Registrant.
          3.2(2)         -- Bylaws of Registrant.
          4.1(2)         -- Second Amended and Restated Preferred Shares Rights
                            Agreement, dated as of August 21, 2000 between
                            Cyberonics, Inc. and First National Bank of Boston, --
                            including the Certificate of Designation, the form of
                            Rights -- Certificate and the Summary of Rights attached
                            thereto as -- Exhibit A, B and C, respectively.
         10.2(7)*        -- Amended 1991 Employee Stock Purchase Plan.
         10.3(1)         -- License Agreement dated March 15, 1988 between the
                            Registrant and Dr. Jacob Zabara.
         10.4(1)         -- Patent License Agreement effective as of July 28, 1989
                            between the Registrant and Huntington Medical Research
                            Institute.
         10.5(3)         -- Lease Agreement dated November 3, 1994 together with
                            amendments dated April 18, 1996 and April 30, 1997,
                            respectively, between the Registrant and Salitex II, Ltd.
         10.6(1)         -- Form of Indemnification Agreement.
         10.7(1)         -- Amended and Restated Stockholders Agreement dated October
                            16, 1992.
         10.8(4)         -- Registration Rights Agreement dated March 28, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9(5)*        -- Amended and Restated 1996 Stock Option Plan.
         10.10(3)        -- Stockholders' Agreement dated April 8, 1996 between the
                            Registrant and St. Jude Medical, Inc.
         10.11(3)        -- Letter Agreement dated March 28, 1997 between the Clark
                            Estates and the Registrant.
         10.12(3)        -- Lease Agreement dated August 19, 1997 between the
                            Registrant and Space Assets II, Inc.
         10.13(6)*       -- 1997 Stock Plan.
         10.14(8)        -- 1998 Stock Option Plan.
         21.1(3)         -- List of Subsidiaries of the Registrant.
         23.1            -- Consent of Independent Public Accountants.
         27              -- Financial Data Schedule.

---------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

(2) Incorporated by reference to Registrant's Report on Form 8-K filed on September 11, 2000.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on April 29, 1998.

(6) Incorporated by reference to Registrant's Report on Form 14A filed on November 26, 1997.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.

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

                                            Registrant
                                            CYBERONICS, INC.

                                            By:   /s/ PAMELA B. WESTBROOK
                                              ----------------------------------
                                                     Pamela B. Westbrook
                                                Vice President of Finance and
                                                   Administration and Chief
                                                      Financial Officer

September 28, 2000

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

                      SIGNATURE                          CAPACITY IN WHICH SIGNED           DATE
                      ---------                          ------------------------           ----
               /s/ REESE S. TERRY, JR.                 Chairman of the Board         September 28, 2000
-----------------------------------------------------
                 Reese S. Terry, Jr.

                /s/ ROBERT P. CUMMINS                  President, Chief Executive    September 28, 2000
-----------------------------------------------------    Officer and Director
                  Robert P. Cummins                      (Principal Executive
                                                         Officer)

               /s/ PAMELA B. WESTBROOK                 Vice President, Finance and   September 28, 2000
-----------------------------------------------------    Administration and Chief
                 Pamela B. Westbrook                     Financial Officer
                                                         (Principal Financial and
                                                         Accounting Officer)

                                                       Director
-----------------------------------------------------
               Stanley H. Appel, M.D.

                   /s/ TONY COELHO                     Director                      September 28, 2000
-----------------------------------------------------
                     Tony Coelho

            /s/ THOMAS A. DUERDEN, PH.D.               Director                      September 28, 2000
-----------------------------------------------------
              Thomas A. Duerden, Ph.D.

            /s/ MICHAEL J. STRAUSS, M.D.               Director                      September 28, 2000
-----------------------------------------------------
              Michael J. Strauss, M.D.

                  /s/ ALAN J. OLSEN                    Director                      September 28, 2000
-----------------------------------------------------
                    Alan J. Olsen

                       CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF JUNE 30, 2000

                         TOGETHER WITH AUDITOR'S REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cyberonics, Inc.

     We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. (a Delaware corporation), and its subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for each of the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc., and its subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
August 15, 2000

                                CYBERONICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
                                         ASSETS

Current Assets:
  Cash and cash equivalents.................................  $14,969,479   $ 16,763,071
  Securities held to maturity...............................    5,168,777      4,003,561
  Accounts receivable, net..................................    8,390,558      5,450,003
  Inventories...............................................    6,639,784      5,195,114
  Prepaid expenses..........................................    1,414,719        898,038
                                                              -----------   ------------
          Total Current Assets..............................   36,583,317     32,309,787
Securities held to maturity.................................      399,194      4,091,491
Property and equipment, net.................................    7,466,556      3,272,960
Other assets, net...........................................      154,978        108,915
                                                              -----------   ------------
                                                              $44,604,045   $ 39,783,153
                                                              ===========   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 1,797,904   $  1,704,095
  Accrued liabilities.......................................    3,794,297      4,630,613
  Current portion of long-term debt.........................      109,776             --
                                                              -----------   ------------
          Total Current Liabilities.........................    5,701,977      6,334,708
Long-term debt..............................................      494,093             --
                                                              -----------   ------------
          Total Liabilities.................................    6,196,070      6,334,708
Commitments and contingencies
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 2,500,000
     shares authorized; no shares issued and outstanding....           --             --
  Common Stock, $.01 par value per share; 25,000,000 shares
     authorized; 18,642,753 and 17,562,000 shares issued and
     outstanding at June 30, 2000 and 1999, respectively....      186,428        175,620
  Additional paid-in capital................................  117,322,388    109,280,567
  Accumulated other comprehensive income (loss).............     (168,331)      (128,476)
  Accumulated deficit.......................................  (78,932,510)   (75,879,266)
                                                              -----------   ------------
          Total Stockholders' Equity........................   38,407,975     33,448,445
                                                              -----------   ------------
                                                              $44,604,045   $ 39,783,153
                                                              ===========   ============

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------   ------------   ------------
Net sales...........................................  $47,888,733   $ 29,927,476   $ 14,912,868
Cost of sales.......................................   11,833,507      7,736,137      3,902,468
                                                      -----------   ------------   ------------
          Gross Profit..............................   36,055,226     22,191,339     11,010,400
Operating Expenses:
  Selling, general and administrative...............   33,269,266     29,585,570     19,781,268
  Research and development..........................    8,037,096      6,724,106      7,391,426
                                                      -----------   ------------   ------------
          Total operating expenses..................   41,306,362     36,309,676     27,172,694
                                                      -----------   ------------   ------------
          Loss From Operations......................   (5,251,136)   (14,118,337)   (16,162,294)
Interest income.....................................    1,364,985      1,465,549      1,976,792
Interest expense....................................        3,349             --             --
Other income (expense), net.........................      (44,894)       115,236         10,790
                                                      -----------   ------------   ------------
Net loss before cumulative effect of a change in
  accounting principle..............................   (3,934,394)   (12,537,552)   (14,174,712)
Cumulative effect on prior years (to June 30, 1999)
  of changing to a different method of
  depreciation......................................      881,150             --             --
                                                      -----------   ------------   ------------
          Net Loss..................................  $(3,053,244)  $(12,537,552)  $(14,174,712)
                                                      ===========   ============   ============
Net loss per share, basic and diluted:
          Net loss before accounting change.........  $     (0.22)  $      (0.72)  $      (0.88)
          Cumulative effect of accounting change....         0.05             --             --
                                                      -----------   ------------   ------------
          Basic and Diluted Net Loss Per Share......  $     (0.17)  $      (0.72)  $      (0.88)
                                                      ===========   ============   ============
          Shares Used In Computing Basic and Diluted
            Net Loss Per Share......................   18,044,692     17,503,169     16,104,922
                                                      ===========   ============   ============
Comprehensive Income (Loss):
Net loss............................................  $(3,053,244)  $(12,537,552)  $(14,174,712)
Foreign currency translation adjustment.............      (39,855)      (238,741)       (69,881)
                                                      -----------   ------------   ------------
          Comprehensive Income (Loss)...............  $(3,093,099)  $(12,776,293)  $(14,244,593)
                                                      ===========   ============   ============
Pro forma amounts assuming retroactive application
  of accounting change:
          Net Loss..................................  $(3,934,394)  $(11,984,534)  $(13,890,013)
          Net Loss Per Share -- Basic and Diluted...  $     (0.22)  $      (0.68)  $      (0.86)

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  COMMON STOCK
                                                              ---------------------
                                                                SHARES      AMOUNT
                                                              ----------   --------
Balance at June 30, 1997....................................  13,322,175   $133,222
  Issuance of Common Stock in public equity offering, net of
     offering costs.........................................   3,225,000     32,250
  Stock options and warrants exercised......................     709,121      7,091
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................      10,137        101
  Deferred compensation relating to issuance of certain
     stock options..........................................          --         --
  Amortization of deferred compensation and expenses related
     to certain stock options...............................          --         --
  Translation adjustment....................................          --         --
  Net loss..................................................          --         --
                                                              ----------   --------
Balance at June 30, 1998....................................  17,266,433    172,664
  Stock options exercised...................................     262,214      2,622
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................      33,353        334
  Issuance of options for consultant services...............          --         --
  Translation adjustment....................................          --         --
  Net loss..................................................          --         --
                                                              ----------   --------
Balance at June 30, 1999....................................  17,562,000    175,620
  Stock options exercised...................................   1,049,971     10,500
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................      30,782        308
  Translation adjustment....................................          --         --
  Net loss..................................................          --         --
                                                              ----------   --------
Balance at June 30, 2000....................................  18,642,753   $186,428
                                                              ==========   ========

                                                                ADDITIONAL        DEFERRED
                                                              PAID-IN CAPITAL   COMPENSATION
                                                              ---------------   ------------
Balance at June 30, 1997....................................   $ 57,338,856       $(63,750)
  Issuance of Common Stock in public equity offering, net of
     offering costs.........................................     47,624,220             --
  Stock options and warrants exercised......................      2,665,309             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................         55,973             --
  Deferred compensation relating to issuance of certain
     stock options..........................................         73,146        (73,146)
  Amortization of deferred compensation and expenses related
     to certain stock options...............................             --        136,896
  Translation adjustment....................................             --             --
  Net loss..................................................             --             --
                                                               ------------       --------
Balance at June 30, 1998....................................    107,757,504             --
  Stock options exercised...................................      1,136,919             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................        308,134             --
  Issuance of options for consultant services...............         78,010             --
  Translation adjustment....................................             --             --
  Net loss..................................................             --             --
                                                               ------------       --------
Balance at June 30, 1999....................................    109,280,567             --
  Stock options exercised...................................      7,660,286             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................        381,535             --
  Translation adjustment....................................             --             --
  Net loss..................................................             --             --
                                                               ------------       --------
Balance at June 30, 2000....................................   $117,322,388       $     --
                                                               ============       ========

                                CYBERONICS, INC.

                                                               ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE   ACCUMULATED
                                                              INCOME (LOSS)     DEFICIT
                                                              -------------   ------------
Balance at June 30, 1997....................................    $ 180,146     $(49,167,002)
  Issuance of Common Stock in public equity offering, net of
     offering costs.........................................           --               --
  Stock options and warrants exercised......................           --               --
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................           --               --
  Deferred compensation relating to issuance of certain
     stock options..........................................           --               --
  Amortization of deferred compensation and expenses related
     to certain stock options...............................           --               --
  Translation adjustment....................................      (69,881)              --
  Net loss..................................................           --      (14,174,712)
                                                                ---------     ------------
Balance at June 30, 1998....................................      110,265      (63,341,714)
  Stock options exercised...................................           --               --
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................           --               --
  Issuance of options for consultant services...............           --               --
  Translation adjustment....................................     (238,741)              --
  Net loss..................................................           --      (12,537,552)
                                                                ---------     ------------
Balance at June 30, 1999....................................     (128,476)     (75,879,266)
  Stock options exercised...................................           --               --
  Issuance of Common Stock under Employee Stock Purchase
     Plan...................................................           --               --
  Translation adjustment....................................      (39,855)              --
  Net loss..................................................           --       (3,053,244)
                                                                ---------     ------------
Balance at June 30, 2000....................................    $(168,331)    $(78,932,510)
                                                                =========     ============

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Cash Flow From Operating Activities:
  Net loss.........................................  $ (3,053,244)  $(12,537,552)  $(14,174,712)
  Noncash items included in net loss:
     Depreciation..................................     1,449,333      1,515,273        697,420
     Loss on asset disposals.......................            --        102,064             --
     Change in accounting principle................      (881,150)            --             --
     Expense related to certain stock options......            --         78,010        136,896
  Changes in operating assets and liabilities:
     Accounts receivable, net......................    (2,940,555)       408,631     (5,310,092)
     Inventories...................................    (1,444,670)    (3,091,511)    (1,098,247)
     Prepaid expenses..............................      (516,681)       265,085     (1,036,324)
     Accounts payable and accrued liabilities......      (742,507)    (1,581,867)     6,088,310
     Other assets, net.............................       (46,063)        83,977       (109,641)
                                                     ------------   ------------   ------------
          Net Cash Used In Operating Activities....    (8,175,537)   (14,757,890)   (14,806,390)
Cash Flow From Investing Activities:
  Purchases of property and equipment..............    (4,114,820)    (1,737,314)    (3,488,070)
  Purchases of marketable securities...............   (52,528,156)   (45,991,718)   (75,229,726)
  Maturities of marketable securities..............    55,055,237     76,345,340     44,122,869
                                                     ------------   ------------   ------------
          Net Cash Provided By (Used In) Investing
            Activities.............................    (1,587,739)    28,616,308    (34,594,927)
Cash Flow From Financing Activities:
  Proceeds from issuance of Common Stock...........     8,052,629      1,448,009     50,384,944
  Payments on debt.................................       (43,090)            --             --
                                                     ------------   ------------   ------------
          Net Cash Provided By Financing
            Activities.............................     8,009,539      1,448,009     50,384,944
  Effect of exchange rate changes on cash and cash
     equivalents...................................       (39,855)      (238,741)       (69,881)
                                                     ------------   ------------   ------------
          Net Increase (Decrease) In Cash and Cash
            Equivalents............................    (1,793,592)    15,067,686        913,746
  Cash and cash equivalents at beginning of year...    16,763,071      1,695,385        781,639
                                                     ------------   ------------   ------------
  Cash and cash equivalents at end of year.........  $ 14,969,479   $ 16,763,071   $  1,695,385
                                                     ============   ============   ============
Supplementary Disclosures Of Cash Flow Information:
  Cash paid for interest...........................  $      3,349   $         --   $         --
  Noncash purchase of assets under capital
     leases........................................  $    646,959   $         --   $         --

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

     Nature of Operations. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets the NeuroCybernetic Prosthesis, or NCP(R) System, an implantable medical device which delivers a unique therapy, Vagus Nerve Stimulation (VNS(TM)), for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. In July 1997 the NCP System was approved by the United States Food and Drug Administration ("FDA") for commercial distribution in the United States, where the Company presently markets it using its own employee-based direct sales organization. In addition, the NCP System is marketed internationally (principally in Europe) using a combination of the Company's own direct sales organization and independent distributors. Cyberonics is headquartered in Houston, Texas.

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

     Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Marketable Securities. At June 30, 2000 and 1999, the Company's investment portfolios consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates ranging up to approximately 33 months and have a fair market value of approximately $5,290,000 and

                                CYBERONICS, INC.

$8,009,000, as of June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, the Company's investment portfolio consists of the following:

                                                 2000                       1999
                                       ------------------------   ------------------------
                                       FAIR MARKET    CARRYING    FAIR MARKET    CARRYING
                                          VALUE        VALUE         VALUE        VALUE
                                       -----------   ----------   -----------   ----------
Securities held to maturity --
  Current --
     Corporate bonds and commercial
       paper.........................  $1,624,000    $1,626,390   $3,570,000    $3,626,824
     US treasury obligations.........   3,270,000     3,542,387      375,000       376,737
                                       ----------    ----------   ----------    ----------
                                        4,894,000     5,168,777    3,945,000     4,003,561
  Non-current --
     Asset-backed investments........     396,000       399,194           --            --
     Corporate bonds and commercial
       paper.........................          --            --    1,625,000     1,630,619
     US treasury obligations.........          --            --    2,439,000     2,460,872
                                       ----------    ----------   ----------    ----------
                                          396,000       399,194    4,064,000     4,091,491
                                       ----------    ----------   ----------    ----------
          Total......................  $5,290,000    $5,567,971   $8,009,000    $8,095,052
                                       ==========    ==========   ==========    ==========

     Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead.

     Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. For financial reporting purposes, the Company computes depreciation using the straight-line method over useful lives ranging from three to nine years.

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

     Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which disclosures are presented in Note 8, "Stock Incentive and Purchase Plans." Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

     Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances. United States sales activities prior to the Company's July 1997 receipt of FDA approval depended entirely upon the Company conducting clinical trial activities under arrangements with certain investigational centers.

                                CYBERONICS, INC.

     Accounts Receivable. The Company's allowance for doubtful accounts totaled $162,654 and $495,662 at June 30, 2000 and 1999, respectively.

     Research and Development. All research and development costs are expensed as incurred.

     Warranty Expense. The Company provides at the time of shipment for costs estimated to be incurred under its product warranties.

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

     Net Loss Per Share. In accordance with SFAS No. 128, Earnings Per Share, the Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, are excluded from the per share calculations, as the effect of their inclusion is antidilutive.

     Comprehensive Income. The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective July 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. A reconciliation of reported net loss to comprehensive income (loss) is included in the consolidated statements of operations and comprehensive income (loss).

     Reclassification. Certain amounts in the balance sheet as of June 30, 1999 have been reclassified to conform with those at June 30, 2000.

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Raw materials and components................................  $2,378,933   $2,837,599
Work-in-process.............................................   1,089,891      794,410
Finished goods..............................................   3,170,960    1,563,105
                                                              ----------   ----------
                                                              $6,639,784   $5,195,114
                                                              ==========   ==========

                                CYBERONICS, INC.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                     JUNE 30,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Manufacturing equipment....................................  $ 2,727,269   $ 1,708,654
Computer equipment.........................................    2,627,418     1,523,760
Furniture and fixtures.....................................    1,559,175     1,188,572
Leasehold improvements.....................................    1,405,824     1,181,140
Construction in progress...................................    1,388,960       162,670
Offsite programming equipment..............................      785,693            --
Office equipment...........................................       98,765        80,591
                                                             -----------   -----------
                                                              10,593,104     5,845,387
Accumulated depreciation...................................   (3,126,548)   (2,572,427)
                                                             -----------   -----------
                                                             $ 7,466,556   $ 3,272,960
                                                             ===========   ===========

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Payroll and other compensation..............................  $1,391,158   $2,086,849
Clinical costs..............................................   1,059,665    1,161,291
Royalties...................................................     557,077      398,800
Warranties..................................................     375,000      375,000
Professional services.......................................     108,953      129,600
Sales returns and allowances................................     105,610      205,400
Marketing activities........................................          --       50,250
Other.......................................................     196,834      223,423
                                                              ----------   ----------
                                                              $3,794,297   $4,630,613
                                                              ==========   ==========

NOTE 5. DEBT

     Debt consists of the following:

                                                                                JUNE 30,
                                                                             ---------------
LONG-TERM DEBT                               INTEREST RATE   MATURITY DATE     2000     1999
--------------                               -------------   -------------   --------   ----
Capitalized lease obligations..............      6.56%        April 2005     $603,869   $ --
Less: current maturities...................                                   109,776     --
                                                                             --------   ----
          Total long-term debt.............                                  $494,093   $ --
                                                                             ========   ====

     Maturities of long-term debt for the next five fiscal years are as follows:
2001, $109,776; 2002, $117,198; 2003, $125,122; 2004, $133,581; 2005, $118,192.

     Debt is secured by certain manufacturing equipment of the Company.

                                CYBERONICS, INC.

NOTE 6. CHANGE IN ACCOUNTING PRINCIPLE

     Effective July 1, 1999, the Company changed its method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and the Company's business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,150 (net of income tax of $0) and is included in income for the fiscal year ended June 30, 2000. The effect of the change for fiscal year 2000 was to decrease the operating loss by approximately $598,000 ($0.03 per share). Pro forma amounts are presented on the consolidated statements of operations and comprehensive income (loss) showing the effect of applying the new method retroactively.

NOTE 7. STOCKHOLDERS' EQUITY

     Preferred Stock. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through June 30, 2000. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series, and may determine the designation, terms and conditions of the issuance of any such shares.

     Common Stock. During the year ended June 30, 1998, stock option and warrant exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 709,121 and 10,137, respectively. During the year ended June 30, 1999, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 262,214 and 33,353, respectively. During the year ended June 30, 2000, stock option exercises and issuances of Common Stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 1,049,971 and 30,782, respectively.

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

     Preferred Share Purchase Rights. In January 1997, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock to stockholders of record on March 10, 1997. The Company amended and restated the Preferred Share Rights Plan on August 21, 2000. The Rights will become exercisable following the tenth day after a person or group of affiliate persons (an "Acquiring Person"), acquires beneficial ownership of 15 percent or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a "Triggering Event"). Each Right entitles the holder thereof to buy 1/1000 of a share of the Company's Series A Participating Preferred Stock at an exercise price of $150 (the "Exercise Price"). The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to a Triggering Event. If, prior to redemption of the Rights, a person becomes an Acquiring Person, each Right (except for Rights owned by the Acquiring Person, which will thereafter be void) will entitle the holder thereof to purchase, at the Right's then current exchange price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. In the event a person becomes an Acquiring Person and the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination, proper provision must be made so that a holder of a Right which has not theretofore been

                                CYBERONICS, INC.

exercised (except for Rights owned by the Acquiring Person, which will thereafter be void), will thereafter have the right to receive, upon exercise of a Right, shares of Common Stock of the acquiring company having a value equal to two times the then current Exercise Price. At any time after a Triggering Event and prior to acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates) for the Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

NOTE 8. STOCK INCENTIVE AND PURCHASE PLANS

     Stock Options. Cyberonics has reserved an aggregate of 8,150,000 shares of its Common Stock through June 30, 2000, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 1998 Stock Option Plan (the "Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company sales objectives. In June 1997, 446,147 shares vested upon receipt of FDA panel recommendation and, in July 1997, an additional 356,156 shares vested upon FDA approval. During fiscal 1999, 9,250 shares vested upon certain sales milestone achievements. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively.

                                CYBERONICS, INC.

     The following is a summary of the Company's stock option activity for the three years ended June 30, 2000:

                                                  OUTSTANDING             EXERCISABLE
                                             ---------------------   ---------------------
                                                          WEIGHTED                WEIGHTED
                                                          AVERAGE                 AVERAGE
                                  SHARES                  EXERCISE                EXERCISE
                                 RESERVED      SHARES      PRICE       SHARES      PRICE
                                ----------   ----------   --------   ----------   --------
Balance at June 30, 1997......   1,110,203    2,205,390    $ 3.13     1,045,140    $3.04
Shares reserved...............   1,750,000
Granted.......................  (2,740,154)   2,740,154     12.73
Options becoming
  exercisable.................                                        1,341,962
Exercised.....................                 (708,482)     3.79      (708,482)
Canceled or forfeited.........     181,291     (181,291)    10.67
                                ----------   ----------              ----------
          Balance at June 30,
            1998..............     301,340    4,055,771      9.16     1,678,620     4.72
Shares reserved...............     800,000
Granted.......................  (1,529,450)   1,529,450      6.98
Options becoming
  exercisable.................                                          659,510
Exercised.....................                 (262,214)     4.35      (262,214)
Canceled or forfeited.........     675,343     (675,343)     9.95
                                ----------   ----------              ----------
          Balance at June 30,
            1999..............     247,233    4,647,664      8.62     2,075,916     6.56
Shares reserved...............   1,600,000
Granted.......................  (1,202,700)   1,202,700     16.54
Options becoming
  exercisable.................                                          618,382
Exercised.....................               (1,049,971)     7.02    (1,049,971)
Canceled or forfeited.........     672,283     (672,283)    10.58
                                ----------   ----------              ----------
          Balance at June 30,
            2000..............   1,316,816    4,128,110    $11.00     1,644,327    $8.03
                                ==========   ==========              ==========

     For certain options granted, the Company recognizes as compensation or other expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation or other expense totaling $0 during fiscal 2000, $78,010 during fiscal 1999 and $136,896 during fiscal 1998.

     The fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 2000, 1999 and 1998: risk-free interest rate of 5% for fiscal years 2000 and 1999 and 5.5% for fiscal year 1998, expected life of five years for options and restricted stock, expected life of six months for purchase plan shares, expected volatility of 161%, 290% and 100%, respectively, and no expected dividend yields. The weighted average fair value of options granted at prices equal to the Company's market value in fiscal years 2000, 1999 and 1998 was $15.31, $8.05 and $9.76, respectively.

                                CYBERONICS, INC.

     Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                        YEAR ENDED JUNE 30,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------   ------------   ------------
Net loss --
  As reported..............................  $ (3,053,244)  $(12,537,552)  $(14,174,712)
  Pro forma................................   (12,678,014)   (19,320,345)   (19,252,232)
Loss per share --
  As reported..............................  $      (0.17)  $      (0.72)  $      (0.88)
  Pro forma................................         (0.70)         (1.10)         (1.20)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $159,143, $67,393 and $57,963 related to the purchase discount offered under the Company's Employee Stock Purchase Plan during fiscal 2000, 1999 and 1998, respectively. The weighted average fair values of shares granted to employees were $17.57, $11.27 and $11.25 during fiscal 2000, 1999 and 1998, respectively.

     The Company's outstanding options are segregated into the following five categories in accordance with SFAS No. 123:

               OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                                AS OF 6/30/2000

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       -------------------------------------------------------   ------------------------------------
                                           WEIGHTED-AVERAGE      WEIGHTED-                              WEIGHTED-
RANGE OF               OUTSTANDING AS OF      REMAINING       AVERAGE EXERCISE   EXERCISABLE AS OF   AVERAGE EXERCISE
EXERCISE PRICES            6/30/2000       CONTRACTUAL LIFE        PRICE             6/30/2000            PRICE
---------------        -----------------   ----------------   ----------------   -----------------   ----------------
$ 0.0000 -$ 0.6700               950             1.4               $ 0.67                  950            $ 0.67
$ 0.6800-$ 5.9750          1,033,631             6.0               $ 3.55              891,965            $ 3.35
$ 5.9751-$11.9500          1,015,378             7.8               $ 8.50              224,233            $ 8.74
$11.9510-$17.9250          1,750,351             8.0               $14.94              483,929            $14.74
$17.9251-$29.8750            327,800             9.3               $21.17               43,250            $25.85
                           ---------                                                 ---------
                           4,128,110             7.5               $11.00            1,644,327            $ 8.03
                           =========                                                 =========

     During fiscal 2000, the Board of Directors approved two grants outside of the existing stock option plans. The grants, which totaled 250,000 options, were approved for new officers as inducements essential to their entering into employment with the Company.

     In June 2000 the Board of Directors granted 450,000 options at $18.00 per share subject to stock option plan approval by the shareholders at the next annual meeting. If approved, vesting of the options is scheduled to occur ratably over a five-year period starting in June 2000. The grant will be issued upon shareholder approval. The Company will recognize compensation expense on the measurement date if at that date the fair market value of the Company's Common Stock exceeds the option grant price.

     Stock Purchase Plan. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan), 200,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (a) the first

                                CYBERONICS, INC.

business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At June 30, 2000, 35,865 shares remain available for future issuances under the Stock Purchase Plan.

     Stock Recognition Program. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At June 30, 2000, 4,030 shares remain available for future issuances under the program.

NOTE 9. NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended, is effective for the first quarter of the Company's fiscal year beginning July 1, 2000 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Cyberonics' management believes that its revenue recognition policy is in accordance with SAB 101 and does not believe that implementation of this SAB will have a material impact on Cyberonics' financial position or results of operations.

NOTE 10. INCOME TAXES

     Components of the Company's loss before taxes are as follows:

                                                         YEAR ENDED JUNE 30,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------   ------------   ------------
Domestic....................................  $(2,198,294)  $(10,697,153)  $(10,142,530)
Foreign.....................................     (854,950)    (1,840,399)    (4,032,182)
                                              -----------   ------------   ------------
                                              $(3,053,244)  $(12,537,552)  $(14,174,712)
                                              ===========   ============   ============

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
                                                               2000    1999    1998
                                                              ------   -----   -----
U.S. statutory rate.........................................   (34.0)% (34.0)% (34.0)%
Increase in deferred tax valuation allowance................   147.9    37.7    37.3
Other, net..................................................  (113.9)   (3.7)   (3.3)
                                                              ------   -----   -----
                                                                 0.0%    0.0%    0.0%
                                                              ======   =====   =====

                                CYBERONICS, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Deferred tax assets:
  Federal net operating loss carryforwards...............  $ 25,252,567   $ 20,993,968
  Foreign net operating loss carryforwards...............     3,772,374      3,481,691
  Tax credit carryforwards...............................     2,276,648      1,945,542
  Warranties.............................................       127,500        127,500
  Depreciation...........................................            --        216,920
  Clinical costs.........................................       103,927        285,851
  Other, net.............................................       954,388        794,685
                                                           ------------   ------------
          Total deferred tax assets......................    32,487,404     27,846,157
Total deferred tax liabilities, net......................      (126,515)            --
Deferred tax valuation allowance.........................   (32,360,889)   (27,846,157)
                                                           ------------   ------------
          Net deferred tax assets and liabilities........  $         --   $         --
                                                           ============   ============

     At June 30, 2000, the Company has net operating loss carryforwards of approximately $74.3 million for federal income tax purposes, which expire during the years 2003 through 2020, and tax credit carryforwards of approximately $2.3 million for federal income tax purposes, which expire during the years 2006 through 2020. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance totaling $32.4 million has been established as of June 30, 2000, to fully offset the Company's net deferred tax assets, including those relating to its carryforwards. The valuation allowance increased $4.5 million and $4.7 million for the years ended June 30, 2000 and 1999, respectively, due primarily to the Company's additional net operating losses. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating losses and tax credit carryforwards.

NOTE 11. EMPLOYEE RETIREMENT SAVINGS PLAN

     Cyberonics sponsors an employee retirement savings plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended June 30, 2000, 1999 and 1998.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     Postmarket Clinical Surveillance. Pursuant to the postmarket surveillance conditions specified as part of the Company's FDA marketing approval, the Company is required to conduct clinical follow-up on a limited number of patients from its most recent study in order to monitor the safety and tolerability of the NCP System on an extended basis. The Company expenses the costs related to these long-term follow-up activities as they are incurred and establishes accruals for such costs incurred but not paid as of the respective balance sheet dates.

     License Agreements. The Company has executed a license agreement which provides Cyberonics with worldwide exclusive rights under three United States patents (and their international counterparts) covering the method and devices of the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The license agreement provides that the Company will pay a royalty equal to the greater of $36,000 per year or at the rate of 3 percent of sales during fiscal 2000 and

                                CYBERONICS, INC.

through the remaining term of the licensed patents. The license agreement runs for successive three-year terms, renewable at the Company's election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. The Company's royalty payments pursuant to this agreement are expensed as incurred.

     The Company has executed a license agreement for a specific application of lead designs to be used in vagus nerve stimulation for the control of epilepsy and other movement disorders. The licensor retains all rights to this patent for applications outside the above specified use. Pursuant to the license agreement, the Company has a limited-term option to expand the licensed field of use for additional indications for a license fee of $15,000 per indication and has made partial payments for certain such indications. In addition, the Company is obligated to pay the licensor an earned royalty equal to the greater of $35,000 per year or at the rate of 1 percent of the Company's net sales price of implantable systems incorporating the licensor's standard lead and 1.75 percent of net sales incorporating the licensor's bi-directional lead for the life of the licensed patents. Amounts due under this agreement are expensed as incurred.

     Lease Agreements. The Company leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at June 30, 2000, are as follows:

YEAR ENDING JUNE 30 --
2001.....................................................  $1,374,060
2002.....................................................   1,257,912
2003.....................................................     498,053
2004.....................................................      15,056
2005.....................................................       3,143
                                                           ----------
                                                           $3,148,224
                                                           ==========

     The Company leases certain manufacturing equipment under long-term capital leases. Capitalized costs of $646,959 and $0 are included in construction in progress at June 30, 2000 and 1999, respectively. Accumulated depreciation amounted to $0 at June 30, 2000 and 1999.

     The following is a schedule of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments as of June 30, 2000:

YEAR ENDING JUNE 30 --
2001.....................................................   $146,129
2002.....................................................    146,129
2003.....................................................    146,129
2004.....................................................    146,129
2005.....................................................    121,773
                                                            --------
          Total minimum lease payments...................    706,289
Less: amount representing interest.......................    102,420
                                                            --------
Present value of future minimum lease payments...........    603,869
Less: amount due within one year.........................    109,776
                                                            --------
          Amount due after one year......................   $494,093
                                                            ========

     The Company's rental expense for the years ended June 30, 2000, 1999 and 1998 amounted to $1,172,296, $1,276,760 and $800,640, respectively.

                                CYBERONICS, INC.

     Other Commitments. At June 30, 2000, Cyberonics had approximately $894,000 in noncancelable commitments related to domestic marketing programs planned for the Company's NCP System during fiscal year 2001, of which approximately $774,000 is scheduled to occur in the first quarter of fiscal year 2001.

     Litigation. The Company terminated a contractual relationship with Hi-Tronics Design, Inc. (Hi-Tronics) for the manufacture of component parts for certain of its products. The dispute has been submitted for binding arbitration and is now pending before the American Arbitration Association, case number 70-489-00325-00. Hi-Tronics has asserted a claim for a contractual termination fee of approximately $1 million and has asserted the right to use the components for other devices. The Company believes it has valid defenses to these claims and intends to vigorously contest any claims which are asserted in arbitration. In addition, the Company has asserted claims that Hi-Tronics breached the contract and is liable for damages caused by the breach. The Company has now developed the facilities to manufacture the components in-house. In light of the preliminary state of the arbitration and the inherent uncertainties involved in litigation, the Company is not able to assess the likelihood of an unfavorable outcome or range of any possible loss.

NOTE 13. RELATED PARTY TRANSACTIONS

     Covance Health Economics and Outcomes Services, Inc. (Covance) provides healthcare reimbursement consulting services to the Company. Amounts paid for such services in fiscal years 2000, 1999 and 1998 were $431,662, $693,844 and $511,459, respectively. Dr. Strauss is a member of the Board of Directors of the Company and was the Executive Vice President of Covance through 1999. He currently serves as a senior consultant for Covance.

NOTE 14. CONCENTRATIONS OF CREDIT RISK

     The Company's cash equivalents, securities held to maturity and trade accounts receivable represent potential concentrations of credit risk.

     The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At June 30, 2000, management believes that the Company has no significant concentrations of credit risk related to these assets and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

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

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates its business in three Indication Business Units, which are aggregated into one reportable segment, that of designing, developing, manufacturing and marketing the NCP System using VNS for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Each of the Company's business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures.

                                CYBERONICS, INC.

     Net sales and operating loss by business unit are presented below. The Depression and Other Indications Business Units' operating expense consist primarily of pre-clinical, clinical and direct payroll costs. General administration expense and depreciation have been entirely allocated to Epilepsy.

                                           EPILEPSY       DEPRESSION         OTHER
                                          INDICATION      INDICATION      INDICATIONS
                                         BUSINESS UNIT   BUSINESS UNIT   BUSINESS UNIT      TOTAL
                                         -------------   -------------   -------------   ------------
Fiscal Year Ended June 30, 2000
  External net sales...................  $ 47,888,733     $        --      $      --     $ 47,888,733
  Operating loss(1)....................    (3,012,123)     (1,884,251)      (354,762)      (5,251,136)
Fiscal Year Ended June 30, 1999
  External net sales...................  $ 29,927,476     $        --      $      --     $ 29,927,476
  Operating loss(1)....................   (12,185,623)       (815,013)      (564,683)     (13,565,319)
Fiscal Year Ended June 30, 1998
  External net sales...................  $ 14,912,868     $        --      $      --     $ 14,912,868
  Operating loss(1)....................   (15,877,595)        (21,454)       (21,454)     (15,920,503)

---------------

(1) The depreciation expense component of operating loss for the Epilepsy Indication Business Unit assumes retroactive application of accounting change.

     Geographic Information:

                                                               NET SALES
                                                ---------------------------------------
                                                  FY2000        FY1999        FY1998
                                                -----------   -----------   -----------
United States.................................  $42,533,016   $26,278,585   $12,615,309
International.................................    5,355,717     3,648,891     2,297,559
                                                -----------   -----------   -----------
          Total...............................  $47,888,733   $29,927,476   $14,912,868
                                                ===========   ===========   ===========

                                                                LONG-LIVED ASSETS,
                                                                    YEAR ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
United States...............................................  $7,850,419   $7,372,742
International...............................................     170,309      100,624
                                                              ----------   ----------
          Total.............................................  $8,020,728   $7,473,366
                                                              ==========   ==========

NOTE 16. SUBSEQUENT EVENTS

     On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire us for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue our patent protected opportunities for vagus nerve stimulation in epilepsy, depression, Alzheimer's Disease, obesity, and in other indications covered by our United States method patents. On September 28, 2000, Medtronic announced that it had withdrawn its offer. Morgan Stanley Dean Witter was engaged to serve as the Company's financial advisor in connection with this proposal and the Company is currently obligated to pay them $2.2 million for advisory services. The Company will be obligated to make an additional payment to Morgan Stanley Dean Witter of not less than $4.0 million on or before May 15, 2001. In addition, the Company's Board of Directors has authorized the development and implementation of a retention plan for officers and key employees. This plan will provide for cash payments to employees which will range from six

                                CYBERONICS, INC.

months to three years, depending on seniority, plus bonus and will be payable only upon a change of control. The Company has also incurred additional legal and accounting fees as a result of Medtronic's actions.

NOTE 17. QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

     The following table sets forth certain unaudited condensed quarterly financial data for the fiscal years ended June 30, 2000 and 1999. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                             FIRST        SECOND         THIRD        FOURTH         ANNUAL
                            QUARTER       QUARTER       QUARTER       QUARTER        TOTALS
                          -----------   -----------   -----------   -----------   ------------
FISCAL YEAR ENDED JUNE
  30, 2000
Net sales...............  $ 8,663,236   $11,117,439   $14,034,508   $14,073,550   $ 47,888,733
Gross profit............    6,376,335     8,477,467    10,761,854    10,439,570     36,055,226
Net earnings
  (loss)(1).............     (776,760)     (223,764)       13,629    (2,066,349)    (3,053,244)
Diluted net earnings
  (loss) per share(2)...        (0.04)        (0.01)           --         (0.11)         (0.17)
FISCAL YEAR ENDED JUNE
  30, 1999
Net sales...............  $ 5,335,757   $ 6,602,921   $ 8,054,457   $ 9,934,341   $ 29,927,476
Gross profit............    3,919,758     4,970,631     5,933,809     7,367,141     22,191,339
Net loss(1).............   (4,674,265)   (3,879,031)   (3,223,443)     (760,813)   (12,537,552)
Diluted net loss per
  share(2)..............        (0.27)        (0.22)        (0.18)        (0.04)         (0.72)

---------------

(1) Net loss for the first quarter of fiscal year ended June 30, 2000 includes the cumulative effect of a change in accounting principle. Net loss for quarters in fiscal year ended June 30, 1999 are the historical quarterly financial results.

(2) Loss per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters' EPS does not equal the full-year EPS.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1(1)         -- Restated Certificate of Incorporation of Registrant.
          3.2(2)         -- Bylaws of Registrant.
          4.1(2)         -- Second Amended and Restated Preferred Shares Rights
                            Agreement, dated as of August 21, 2000 between
                            Cyberonics, Inc. and First National Bank of Boston, --
                            including the Certificate of Designation, the form of
                            Rights -- Certificate and the Summary of Rights attached
                            thereto as -- Exhibit A, B and C, respectively.
         10.2(7)*        -- Amended 1991 Employee Stock Purchase Plan.
         10.3(1)         -- License Agreement dated March 15, 1988 between the
                            Registrant and Dr. Jacob Zabara.
         10.4(1)         -- Patent License Agreement effective as of July 28, 1989
                            between the Registrant and Huntington Medical Research
                            Institute.
         10.5(3)         -- Lease Agreement dated November 3, 1994 together with
                            amendments dated April 18, 1996 and April 30, 1997,
                            respectively, between the Registrant and Salitex II, Ltd.
         10.6(1)         -- Form of Indemnification Agreement.
         10.7(1)         -- Amended and Restated Stockholders Agreement dated October
                            16, 1992.
         10.8(4)         -- Registration Rights Agreement dated March 28, 1997.
         10.9(5)*        -- Amended and Restated 1996 Stock Option Plan.
         10.10(3)        -- Stockholders' Agreement dated April 8, 1996 between the
                            Registrant and St. Jude Medical, Inc.
         10.11(3)        -- Letter Agreement dated March 28, 1997 between the Clark
                            Estates and the Registrant.
         10.12(3)        -- Lease Agreement dated August 19, 1997 between the
                            Registrant and Space Assets II, Inc.
         10.13(6)*       -- 1997 Stock Plan.
         10.14(8)        -- 1998 Stock Option Plan.
         21.1(3)         -- List of Subsidiaries of the Registrant.
         23.1            -- Consent of Independent Public Accountants.
         27              -- Financial Data Schedule.

---------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

(2) Incorporated by reference to Registrant's Report on Form 8-K filed on September 11, 2000.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on April 29, 1998.

(6) Incorporated by reference to Registrant's Report on Form 14A filed on November 26, 1997.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.

  *  Document indicated is a compensatory plan.