Form 10-Q
period 2000-09-30
CYBERONICS INC
filed 2000-11-14
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                               76-0236465
--------------------------------------------------   --------------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification Number)

      16511 Space Center Boulevard, Ste. 600
                  Houston, Texas                              77058
--------------------------------------------------   ------------------------
     (address of principal executive offices)               (zip code)

       Registrant's telephone number, including area code: (281) 228-7200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                            OUTSTANDING AT NOVEMBER 6, 2000
Common Stock - $0.01 par value                        18,772,899

                                CYBERONICS, INC.


                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
             PART I.  FINANCIAL INFORMATION
Item 1       Financial Statements:
                     Consolidated Balance Sheets
                         September 30, 2000 (unaudited) and June 30, 2000.........................          3
                     Consolidated Statements of Operations (unaudited)
                         Three months ended September 30, 2000 and 1999...........................          4
                     Consolidated Statements of Cash Flows (unaudited)
                         Three months ended September 30, 2000 and 1999...........................          5
                     Notes to Consolidated Financial Statements (unaudited).......................          6
Item 2       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..........................................          9
Item 3       Quantitative and Qualitative Disclosures About Market Risk...........................         19


             PART II.  OTHER INFORMATION
Item 2       Changes in Securities and Use of Proceeds............................................         20
Item 6       Exhibits and Reports on Form 8-K.....................................................         20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,         JUNE 30,
                                                                              2000              2000
                                                                         -------------      -------------
                                                                          (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents ......................................     $  14,978,848      $  14,969,479
    Securities held to maturity ....................................         6,250,123          5,168,777
    Accounts receivable, net .......................................         7,936,339          8,284,948
    Inventories ....................................................         5,214,912          6,639,784
    Other current assets ...........................................         1,759,585          1,414,719
                                                                         -------------      -------------
         Total Current Assets ......................................        36,139,807         36,477,707
Securities held to maturity ........................................           399,326            399,194
Property and equipment, net ........................................         7,901,988          7,466,556
Other assets, net ..................................................           147,171            154,978
                                                                         -------------      -------------
                                                                         $  44,588,292      $  44,498,435
                                                                         =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ...............................................     $   1,737,571      $   1,797,904
    Accrued liabilities ............................................        12,812,186          3,688,687
    Current portion of long-term debt ..............................           111,587            109,776
                                                                         -------------      -------------
         Total Current Liabilities .................................        14,661,344          5,596,367
    Long-term debt .................................................           465,508            494,093
                                                                         -------------      -------------
         Total Liabilities .........................................        15,126,852          6,090,460

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value, 2,500,000 shares authorized; no
         shares issued or outstanding ..............................              --                 --
    Common stock, $.01 par value, 50,000,000 shares authorized;
         18,744,809 and 18,642,753 shares issued and outstanding at
         September 30, 2000 and June 30, 2000, respectively ........           187,448            186,428
    Additional paid-in capital .....................................       118,217,069        117,322,388
    Accumulated other comprehensive income .........................           (64,215)          (168,331)
    Accumulated deficit ............................................       (88,878,862)       (78,932,510)
                                                                         -------------      -------------
         Total Stockholders' Equity ................................        29,461,440         38,407,975
                                                                         -------------      -------------
                                                                         $  44,588,292      $  44,498,435
                                                                         =============      =============



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                    FOR THE THREE
                                                                    MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------

Net sales .............................................     $ 13,353,357      $  8,663,236
Cost of sales .........................................        3,444,592         2,286,901
                                                            ------------      ------------
     Gross Profit .....................................        9,908,765         6,376,335
Operating expenses:
   Selling, general and administrative ................        9,238,200         6,640,079
   Research & development .............................        4,106,370         1,675,800
   Non-recurring charges ..............................        6,681,420              --
                                                            ------------      ------------
     Total Operating Expenses .........................       20,025,990         8,315,879
                                                            ------------      ------------
     Loss From Operations .............................      (10,117,225)       (1,939,544)
Interest income .......................................          366,564           275,298
Interest expense ......................................           15,424              --
Other income (expense) ................................         (180,267)            6,336
                                                            ------------      ------------
Net loss before cumulative effect of a change in
  accounting principle ................................       (9,946,352)       (1,657,910)
Cumulative effect on prior years (to June 30, 1999)
  of changing to a different method of depreciation ...             --             881,150
                                                            ------------      ------------
     Net Loss .........................................     $ (9,946,352)     $   (776,760)
                                                            ============      ============

Net loss per share, basic and diluted:
Net loss before accounting change .....................     $      (0.53)     $      (0.09)
Cumulative effect of accounting change ................             --                0.05
                                                            ------------      ------------
Basic and diluted net loss per share ..................     $      (0.53)     $      (0.04)
                                                            ============      ============

Shares used in computing basic and diluted net loss
  per share ...........................................       18,660,371        17,590,407
                                                            ============      ============
Comprehensive income (loss):
Net loss ..............................................     $ (9,946,352)     $   (776,760)
Foreign currency translation adjustment ...............          104,116            21,220
                                                            ------------      ------------
Comprehensive loss ....................................     $ (9,842,236)     $   (755,540)
                                                            ============      ============



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss .............................................................    $ (9,946,352)     $   (776,760)
   Non-cash items included in net loss:
     Depreciation .......................................................         596,546           296,860
     Change in accounting principle .....................................            --            (881,150)
     Expense from stock options .........................................          15,000              --
   Changes in operating assets and liabilities:
     Accounts receivable, net ...........................................         348,609         1,186,618
     Inventories ........................................................       1,424,872           310,192
     Other current assets ...............................................        (344,866)           92,228
     Accounts payable and accrued liabilities ...........................       9,063,166        (1,615,307)
     Other assets, net ..................................................           7,807          (119,561)
                                                                             ------------      ------------
       Net Cash Provided By (Used In) Operating Activities ..............       1,164,782        (1,506,880)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..................................      (1,031,978)         (268,797)
   Purchases of marketable securities ...................................      (7,845,792)      (15,405,631)
   Maturities of marketable securities ..................................       6,764,314        15,477,291
                                                                             ------------      ------------
       Net Cash Used In Investing Activities ............................      (2,113,456)         (197,137)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock ...............................         880,701           727,709
   Payment on debt ......................................................         (26,774)             --
                                                                             ------------      ------------
       Net Cash Provided By Financing Activities ........................         853,927           727,709

Effect of exchange rate changes on cash and cash equivalents ............         104,116            21,220
                                                                             ------------      ------------
       Net increase (decrease) in cash and cash equivalents .............           9,369          (955,088)
Cash and cash equivalents at beginning of period ........................      14,969,479        16,763,071
                                                                             ------------      ------------
Cash and cash equivalents at end of period ..............................    $ 14,978,848      $ 15,807,983
                                                                             ============      ============
Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest ...........................................    $     15,424      $       --


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 -- INVESTMENT SECURITIES:

         At September 30, 2000 and June 30, 2000, our entire investment portfolio consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $12,789,634 and a gross unrealized holding loss of approximately $328,177 at September 30, 2000.

NOTE 3 -- INVENTORIES:

         Inventories consist of the following:

                                         SEPTEMBER 30, 2000         JUNE 30, 2000
                                         ------------------         -------------
                                             (Unaudited)

Raw materials and components ...........     $ 1,894,071            $ 2,378,933
Work-in-process ........................         985,294              1,089,891
Finished goods .........................       2,335,547              3,170,960
                                             -----------            -----------
                                             $ 5,214,912            $ 6,639,784
                                             ===========            ===========

NOTE 4 -- OTHER CURRENT ASSETS:

         Other current assets consist of the following:

                                                               SEPTEMBER 30, 2000     JUNE 30, 2000
                                                               ------------------     -------------
                                                                  (Unaudited)

Prepaid assets .............................................      $ 1,734,787          $ 1,389,492
Interest receivable ........................................           24,798               25,227
                                                                  -----------          -----------
                                                                  $ 1,759,585          $ 1,414,719
                                                                  ===========          ===========


NOTE 5 -- ACCRUED LIABILITIES:

         Accrued liabilities are as follows:

                                                               SEPTEMBER 30, 2000     JUNE 30, 2000
                                                               ------------------     -------------
                                                                 (Unaudited)

Professional services ......................................     $  6,758,667          $   108,953
Clinical costs .............................................        2,331,556            1,059,665
Payroll and other compensation .............................        2,193,842            1,391,158
Royalties ..................................................          524,057              557,077
Business insurance .........................................          392,685                 --
Warranties .................................................          315,000              375,000
Other ......................................................          296,379              196,834
                                                                 ------------          -----------
                                                                 $ 12,812,186          $ 3,688,687
                                                                 ============          ===========

NOTE 6 -- CHANGE IN ACCOUNTING PRINCIPLE:

         Effective July 1, 1999, we changed our method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and our business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,150 (net of income tax of $0) and is included in income for the three months ended September 30, 1999.

NOTE 7 -- RECLASSIFICATION:

         Certain amounts in the balance sheet as of June 30, 2000 have been reclassified to conform with those at September 30, 2000.

NOTE 8 -- EARNINGS PER SHARE:

         SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the company. For the purpose of computing diluted net loss per share, no exercise of options was assumed since the result would have been antidilutive.

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENT:

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is required to be adopted by the Company on July 1, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company adopted this statement on July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

NOTE 10 -- NON-RECURRING CHARGES:

     Non-recurring charges were $6,681,000 for the three months ended September 30, 2000. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue our patent protected opportunities for vagus nerve stimulation in epilepsy, depression, Alzheimer's Disease, obesity, and in other indications covered by the Company's United States method patents. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6,681,000 which includes investment banking fees to Morgan Stanley Dean Witter of $6,250,000 of which $2,250,000 is due and payable immediately and $4,000,000 is due on or before May 15, 2001. The Company also incurred legal and accounting fees of approximately $229,000, professional and consulting fees of $115,000 and other costs of $87,000.

NOTE 11 -- SEGMENT INFORMATION:

     The Company operates its business in three Indication Business Units (IBU's) which are aggregated into one reportable segment, that of designing, developing, manufacturing and marketing the NCP System using VNS for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Each of the IBU's has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures.

     The following table presents certain financial information about the Company's Indication Business Units. For the three months ended September 30, 1999, the Depression Business Unit and the Obesity and Other Indications Business Unit expenses consisted primarily of pre-clinical, clinical and payroll expense. For the three months ended September 30, 2000, the Depression Business Unit and the Obesity and Other Indications Business Unit expenses consists of pre-clinical, clinical, payroll and certain general and administrative costs allocated to each business unit based upon estimated resource utilization. Depreciation, selling and other income/expense has been entirely allocated to Epilepsy.

                                               Epilepsy         Depression      Obesity and Other
                                              Indication        Indication         Indications       Non-recurring
                                             Business Unit     Business Unit      Business Unit         Charges         Total
                                             -------------     -------------    -----------------    -------------   ------------

For the three months ended
September 30, 2000
External net sales .....................     $ 13,353,357      $       --        $       --          $       --      $ 13,353,357
Net income (loss) ......................     $     42,220      $ (2,795,614)     $   (511,538)       $ (6,681,420)   $ (9,946,352)

For the three months ended
September 30, 1999
External net sales .....................     $  8,663,236      $       --        $       --          $       --      $  8,663,236
Net income (loss) ......................     $   (576,119)     $   (125,755)     $    (74,886)       $       --      $   (776,760)

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in

Management's Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled "Factors That May Affect Future Operating Results." Readers are also encouraged to refer to our Annual Report on Form 10-K for the year ended June 30, 2000 for a further discussion of our business and the risks and opportunities attendant thereto.

SUMMARY

         We were founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Clinical trials of the NeuroCybernetic Prosthesis, or NCP System, began with the first patient implant in November 1988 under an investigational device exemption, or IDE, from the FDA. We received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and we also have permission to sell in certain other international markets with the broader indication of refractory epilepsy and without discrimination to patient age.

         For the period from inception through September 30, 2000, we incurred a cumulative net deficit of approximately $88.9 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up. Although we reported a profitable quarter in the third quarter of fiscal year 2000, we expect to devote considerable financial resources in our Depression and Other Indications Business Units for clinical studies in the development of new indications for the NCP System. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2003, if at all. As a result, we will continue to experience substantial operating losses at levels exceeding the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2003, if at all.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the three months ended September 30, 2000 totaled $13,353,000 compared to $8,663,000 for the three months ended September 30, 1999, representing an overall increase of $4.7 million, or 54%. Net sales for the three months ended September 30, 2000 consisted of $12,270,000 from the United States and $1,083,000 from international markets. Net sales for the quarter ended September 30, 1999 consisted of $7,936,000 from the United States and $727,000 from international markets. The 55% increase in US sales is the result of volume growth of 28% and an increase in average system price which generated additional revenue growth of 27%. The 49% increase in international sales is the result of volume growth of 53% and a decrease in average system price of 3%. Substantially all sales for the quarters ended September 30, 2000 and September 30, 1999 were for epilepsy product sales. Future increases in net sales will depend upon development of increased market acceptance for the NCP System, increases in average systems prices and upon obtaining or expanding reimbursement approval in key markets.

         Gross Profit. Gross margin, as a percent of net sales, was 74.2% for the quarter ended September 30, 2000 compared to 73.6% in the same prior year period. The increase over the prior year is attributable to volume efficiencies and manufacturing process improvements. Cost of sales consist primarily of direct labor, direct materials and components, allocated manufacturing overhead, third-party contractor costs and certain manufacturing period expenses. In addition, we are required to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon the mix between domestic and international sales, direct and distributor sales, the NCP Systems product mix and selling prices, manufacturing yields, period expenses and levels of production volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $9,238,000, or 69.2% of net sales, for the three months ended September 30, 2000 compared to $6,640,000, or 76.7% of net sales, for the three months ended September 30, 1999. The increase in absolute dollars for the three months ended September 30, 2000, as compared to the same period last year, was primarily related to additional costs associated with the hiring and employment of additional personnel to support sales growth and overall business infrastructure. The decrease of selling, general and administrative expenses as a percentage of net sales is the result of the increase in net sales in the quarter ended September 30, 2000 as compared to the same prior year period.

         In fiscal 2001, we incurred certain direct administrative expenses in each Indication Business Unit and we began allocating certain administrative expenses to the indication business units based upon estimated resource utilization. Selling, general and administrative expenses in the Epilepsy Business Unit, the Depression Business Unit and the Obesity and Other Indications Business Unit were $8,519,000, $607,000 and $112,000, respectively, for the quarter ended September 30, 2000. Substantially all selling, general and administrative expenses were associated with the Epilepsy Business Unit for the quarter ended September 30, 1999.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $4,106,000, or 30.7% of net sales, for the three months ended September 30, 2000 compared to $1,676,000, or 19.3% of net sales, in the prior year period. The increase in research and development expenses is the result of expanded clinical programs in support of clinical studies of the NCP System in new indications development.

         The Epilepsy Business Unit research and development expenses were $1,518,000 for the quarter ended September 30, 2000, compared with $1,475,000 for the quarter ended September 30, 1999. The increase in expenses over the same period last year is due to higher study costs and additional personnel employed in clinical and regulatory areas to support the growth in the Epilepsy Business Unit.

         The Depression Business Unit research and development expenses were $2,188,000 for the quarter ended September 30, 2000, compared with $126,000 for the quarter ended September 30, 1999. The increase in expenses over the same period last year is the result of the expanded pivotal study of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. In fiscal 2000, we completed a two-phase pilot clinical study that included 60 implanted patients. In late fiscal 2000, FDA granted unconditional approval for a pivotal clinical study of vagus nerve simulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. We expect to expend considerable financial resources in the clinical studies of the NCP System in patients with depression during fiscal 2001 and beyond.

         The Obesity and Other Indications Business Unit research and development expenses were $400,000 for the quarter ended September 30, 2000 compared with $75,000 for the quarter ended September 30, 1999. The increase in expenses over the same period last year is the result of expanded clinical program costs associated with investigational clinical studies of the NCP System for the treatment of various neurological disorders, including obesity and Alzheimer's Disease. In June 2000, the FDA approved an investigational device exemption for a clinical study utilizing a new type of VNS to treat obesity. Shortly thereafter, we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients will be implanted and treated. If the results of the Phase I study justify continued research, up to 24 additional patients will be treated in Phase II. In June 2000, the Swedish government approved a pilot clinical study of VNS for the treatment of Alzheimer's Disease. Shortly thereafter, we launched a pilot study with long-term follow up. We expect to expend considerable financial resources completing the pilot studies for obesity and Alzheimer's Disease and other indications development research throughout fiscal 2001 and beyond.

        Non-recurring charges. Non-recurring charges were $6,681,000 for the three months ended September 30, 2000. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire us for $26.00 per share in value of Medtronic common stock. Our Board of Directors, with the assistance of Morgan Stanley Dean Witter, our financial advisor, elected to remain independent to pursue our patent protected opportunities for vagus nerve stimulation in epilepsy, depression, Alzheimer's Disease, obesity, and in other indications covered by our United States method patents. On September 28, 2000, Medtronic announced that it had withdrawn its offer. We incurred non-recurring charges of $6,681,000 which includes investment banking fees to Morgan Stanley Dean Witter of $6,250,000 of which $2,250,000 is due and payable immediately and $4,000,000 is due on or before May 15, 2001. We also incurred legal and accounting fees of approximately $229,000, professional and consulting fees of $115,000 and other costs of $87,000.

         Interest Income. Interest income totaled $367,000 and $275,000 for the three months ended September 30, 2000 and September 30, 1999, respectively. The increase over the same period a year ago is the result of higher effective interest rates and expanded cash management programs to improve cash utilization.

         Interest Expense. Interest expense was $15,000 during the three months ended September 30, 2000, with no interest expense reported in prior year. Interest expense is associated with capital leases on manufacturing equipment which bear interest at 6.56% over a term of five years.

         Other Income (Expense), Net. Other income (expense), net totaled ($180,000) and $6,336 during the three months ended September 30, 2000 and 1999, respectively. For each of these periods, other income consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies and upon fluctuations in currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through public and private placements of our securities. On June 30, 2000, we entered into capital leases for the acquisition of manufacturing equipment valued at roughly $650,000 and used in the production of the NCP System. The capital leases bear interest of 6.56% and extend through April 2005.

         During the three months ended September 30, 2000, net cash provided by operating activities was approximately $1,165,000. Accounts receivable decreased to $7,936,000 at September 30,

2000, from $8,285,000 at June 30, 2000. Inventories decreased to $5,215,000 at September 30, 2000 from $6,640,000 at June 30, 2000. Current liabilities increased to $14,661,000 at September 30, 2000 from $5,596,000 at June 30, 2000.

         During the quarter ended September 30, 2000, we used approximately $1,032,000 to purchase capital equipment and received roughly $881,000 in proceeds from the exercise of stock options held by our employees.

         Our liquidity will continue to be reduced as amounts are expended to support continued growth in sales and marketing, continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. Although we have no firm commitments, we expect to make capital expenditures of approximately $3.9 million during the remainder of fiscal 2001, primarily to support manufacturing operations and to enhance general infrastructure and facilities.

         We believe that our current resources will be sufficient to fund our operations through June 30, 2002, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the strength of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         See Notes 1 and 9 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section the following additional factors could affect our future results.

         We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for at least the next two years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We do not yet have approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in obesity and Alzheimer's Disease applications. Our inability to commercialize successfully the NCP System for depression, obesity and other indications will severely harm our business.

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

         We may not be successful in our efforts to develop VNS for the treatment of depression, obesity, Alzheimer's Disease or any other indications. We are in the process of conducting studies to help us evaluate, and ultimately obtain FDA approval for, the use of VNS as a treatment for depression, obesity, Alzheimer's Disease and other indications. While we are encouraged by test results to date, we cannot assure you that our test results will continue to be as positive as we currently anticipate or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues will not experience the growth that we currently anticipate.

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are exposed to financial and operational risks inherent in our international operations. We are subject to exposures that arise from foreign exchange rate fluctuations which are associated with transactions denominated in foreign currencies, primarily from translation of results of operations from outside the United States, intercompany loans and intercompany purchases of inventory.

         We are also exposed to interest rate risk. We adhere to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents and marketable securities are invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On August 21, 2000, the Company amended its Bylaws (the "Bylaws") and amended and restated its Preferred Shares Rights Agreement (the "Rights Agreement"), dated March 4, 1997, as amended and restated effective February 16, 2000. The Bylaws were amended to: (i) address the conduct of business at stockholder meetings and the procedures for submitting stockholder proposals;
(ii) require approval of two-thirds of the stockholders for amendments to bylaws adopted by stockholders, and (iii) require action by the board of directors to fill vacancies on the board of directors. In addition, the indemnification provisions have been amended.

         The Rights Agreement was amended to provide that rights would not be distributed and become exercisable until earlier of (i) 10 days following a public announcement that a person has become the beneficial owner of 15% or more of the Company's Common Stock then outstanding (an "Acquiring Person"), or (ii) 10 business days (or such later date as may be determined by action of Company's Board of Directors) following the date on which a tender offer or an exchange offer by any person is first published or sent or given to the Company if, assuming the successful consummation of such transaction, such person would be an Acquiring Person. Prior to this amendment, a person became an "Acquiring Person" upon becoming the beneficial owner of 20% or more of the Company's common stock then outstanding.

         The Company has not attempted to describe all of the changes made in the referenced amendments. Please see the full text of the Bylaws and Rights Plan filed as an exhibit to the Company's current report on Form 8-K as filed with the Commission on September 12, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         10.1 Amendment to 1988 Incentive Stock Plan effective as of October 2, 2000
         10.2   Amendment to 1996 Stock Option Plan effective as of
                  October 2, 2000
         10.3   Amendment to 1997 Stock Plan effective as of October 2, 2000
         27.1   Financial Data Schedule

   (b)   Reports on Form 8-K

         The Company filed reports on Form 8-K on September 12, 2000 and September 26, 2000 in connection with amendments to its Bylaws and Shareholders Rights Plan as well to place on record a presentation to investors.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CYBERONICS, INC.
                               Registrant


                               BY:   /s/ PAMELA B. WESTBROOK
                                     -------------------------------------------
                                     Pamela B. Westbrook
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer (principal
                                     financial and accounting officer)




Dated:  November 14, 2000

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                          DESCRIPTION
-------                                        -----------

10.1               Amendment to 1988 Incentive Stock Plan effective as of October 2, 2000

10.2               Amendment to 1996 Stock Option Plan effective as of October 2, 2000

10.3               Amendment to 1997 Stock Plan effective as of October 2, 2000

27.1               Financial Data Schedule