Form 10-Q
period 2000-12-31
CYBERONICS INC
filed 2001-02-13
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        76-0236465
----------------------------------------                 ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

16511 Space Center Boulevard, Ste. 600
            Houston, Texas                                        77058
----------------------------------------                 ----------------------
(address of principal executive offices)                       (zip code)

       Registrant's telephone number, including area code: (281) 228-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                          OUTSTANDING AT FEBRUARY 7, 2001
Common Stock - $0.01 par value                         18,864,636

                                CYBERONICS, INC.

                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
             PART I.  FINANCIAL INFORMATION
     Item 1  Financial Statements:
               Consolidated Balance Sheets
                  December 31, 2000 (unaudited) and June 30, 2000 ...................      3
               Consolidated Statements of Operations and Comprehensive
               Income (Loss) (unaudited)
                  Three months and six months ended December 31, 2000 and 1999 ......      4
               Consolidated Statements of Cash Flows (unaudited)
                  Six months ended December 31, 2000 and 1999 .......................      5
               Notes to Consolidated Financial Statements (unaudited) ...............      6
     Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................................      8
     Item 3  Quantitative and Qualitative Disclosures About Market Risks ............     14


             PART II.  OTHER INFORMATION
     Item 4  Submission of Matters to a Vote of Security Holders ....................     14
     Item 6  Exhibits and Reports on Form 8-K .......................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,          JUNE 30,
                                                                                       2000                2000
                                                                                  --------------      --------------
                                                                                    (UNAUDITED)
     ASSETS
     Current Assets:
         Cash and cash equivalents ..........................................     $   14,569,866      $   14,969,479
         Securities held to maturity ........................................          1,555,733           5,168,777
         Accounts receivable, net ...........................................          8,729,781           8,284,948
         Inventories ........................................................          4,953,527           6,639,784
         Other current assets ...............................................          1,430,189           1,414,719
                                                                                  --------------      --------------
              Total Current Assets ..........................................         31,239,096          36,477,707
     Securities held to maturity ............................................            275,903             399,194
     Property and equipment, net ............................................          8,323,466           7,466,556
     Other assets, net ......................................................            161,014             154,978
                                                                                  --------------      --------------
                                                                                  $   39,999,479      $   44,498,435
                                                                                  ==============      ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Accounts payable ...................................................     $    1,823,318      $    1,797,904
         Accrued liabilities ................................................         10,472,846           3,688,687
         Current portion of long-term debt ..................................            113,427             109,776
                                                                                  --------------      --------------
              Total Current Liabilities .....................................         12,409,591           5,596,367
         Long-term debt .....................................................            436,452             494,093
                                                                                  --------------      --------------
              Total Liabilities .............................................         12,846,043           6,090,460

     Commitments and Contingencies

     Stockholders' Equity:
        Preferred stock, $.01 par value, 2,500,000 shares authorized; no
          shares issued or outstanding ......................................                 --                  --
        Common stock, $.01 par value, 50,000,000 shares authorized;
          18,837,104 and 18,642,753 shares issued and outstanding at
          December 31, 2000 and June 30, 2000, respectively .................            188,371             186,428
        Additional paid-in capital ..........................................        121,631,960         117,322,388
        Deferred compensation ...............................................         (2,126,250)                 --
        Accumulated other comprehensive loss ................................           (216,966)           (168,331)
        Accumulated deficit .................................................        (92,323,679)        (78,932,510)
                                                                                  --------------      --------------
          Total Stockholders' Equity ........................................         27,153,436          38,407,975
                                                                                  --------------      --------------
                                                                                  $   39,999,479      $   44,498,435
                                                                                  ==============      ==============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                          FOR THE THREE                       FOR THE SIX
                                                                           MONTHS ENDED                       MONTHS ENDED
                                                                           DECEMBER 31,                       DECEMBER 31,
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------

     Net sales .............................................     $ 14,201,205      $ 11,117,439      $ 27,554,562      $ 19,780,675
     Cost of sales .........................................        3,392,426         2,639,972         6,837,018         4,926,873
                                                                 ------------      ------------      ------------      ------------
          Gross Profit .....................................       10,808,779         8,477,467        20,717,544        14,853,802
     Operating expenses:
        Selling, general and administrative ................        9,422,427         7,377,991        18,660,627        14,018,070
        Research & development .............................        5,247,973         1,609,567         9,354,343         3,285,367
        Non-recurring charges ..............................               --                --         6,681,420                --
                                                                 ------------      ------------      ------------      ------------
          Total Operating Expenses .........................       14,670,400         8,987,558        34,696,390        17,303,437
                                                                 ------------      ------------      ------------      ------------
          Loss From Operations .............................       (3,861,621)         (510,091)      (13,978,846)       (2,449,635)
     Interest income .......................................          222,393           334,968           588,957           610,266
     Interest expense ......................................           26,030                --            41,454                --
     Other income (expense) ................................          220,441           (48,641)           40,174           (42,305)
                                                                 ------------      ------------      ------------      ------------
     Net loss before cumulative effect of a change in
       accounting principle ................................     $ (3,444,817)     $   (223,764)     $(13,391,169)     $ (1,881,674)
     Cumulative effect on prior years (to June 30, 1999)
       of changing to a different method of depreciation ...               --                --                --           881,150
                                                                 ------------      ------------      ------------      ------------
          Net Loss .........................................     $ (3,444,817)     $   (223,764)     $(13,391,169)     $ (1,000,524)
                                                                 ============      ============      ============      ============

     Net loss per share, basic and diluted:
     Net loss before cumulative effect of a change in
       accounting principle ................................     $      (0.18)     $      (0.01)     $      (0.72)     $      (0.11)
     Cumulative effect of accounting change ................               --                --                --              0.05
                                                                 ------------      ------------      ------------      ------------
     Basic and diluted net loss per share ..................     $      (0.18)     $      (0.01)     $      (0.72)     $      (0.06)
                                                                 ============      ============      ============      ============

     Shares used in computing basic and diluted net loss
       per share ...........................................       18,785,993        17,767,726        18,723,182        17,679,066
                                                                 ============      ============      ============      ============
     Comprehensive income (loss):
     Net loss ..............................................     $ (3,444,817)     $   (223,764)     $(13,391,169)     $ (1,000,524)
     Foreign currency translation adjustment ...............         (152,751)           16,538           (48,635)           37,758
                                                                 ------------      ------------      ------------      ------------
     Comprehensive loss ....................................     $ (3,597,568)     $   (207,226)     $(13,439,804)     $   (962,766)
                                                                 ============      ============      ============      ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------      ------------

     CASH FLOW FROM OPERATING ACTIVITIES:
        Net loss .....................................................     $(13,391,169)     $ (1,000,524)
        Non-cash items included in net loss:
          Depreciation ...............................................        1,355,114           618,108
          Change in accounting principle .............................               --          (881,150)
          Expense from stock options .................................          301,862                --
        Changes in operating assets and liabilities:
          Accounts receivable, net ...................................         (444,833)         (912,293)
          Inventories ................................................        1,686,257          (505,746)
          Other current assets .......................................          (15,470)          261,562
          Accounts payable and accrued liabilities ...................        6,809,573        (1,703,044)
          Other assets, net ..........................................           (6,036)          (80,999)
                                                                           ------------      ------------
            Net Cash Used In Operating Activities ....................       (3,704,702)       (4,204,086)

     CASH FLOW FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ..........................       (2,212,024)       (1,152,838)
        Purchases of marketable securities ...........................       (7,845,792)      (27,701,596)
        Maturities of marketable securities ..........................       11,582,127        31,882,937
                                                                           ------------      ------------
            Net Cash Provided By Investing Activities ................        1,524,311         3,028,503

     CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from issuance of Common Stock .......................        1,883,403         2,019,241
        Payment on debt ..............................................          (53,990)               --
                                                                           ------------      ------------
            Net Cash Provided By Financing Activities ................        1,829,413         2,019,241

     Effect of exchange rate changes on cash and cash equivalents ....          (48,635)           37,758
                                                                           ------------      ------------
            Net increase (decrease) in cash and cash equivalents .....         (399,613)          881,416
     Cash and cash equivalents at beginning of period ................       14,969,479        15,807,983
                                                                           ------------      ------------
     Cash and cash equivalents at end of period ......................     $ 14,569,866      $ 16,689,399
                                                                           ============      ============
     Supplemental Disclosure Of Cash Flow Information:
            Cash paid for interest ...................................     $     19,074      $         --

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 2000

NOTE 1 -- BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 -- INVESTMENT SECURITIES:

    At December 31, 2000 and June 30, 2000, our entire investment portfolio consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $6,743,000 and a gross unrealized holding loss of approximately $206,000 at December 31, 2000.

NOTE 3 -- INVENTORIES:

    Inventories consist of the following:

                                                               DECEMBER 31, 2000    JUNE 30, 2000
                                                               -----------------    --------------
                                                                   (UNAUDITED)

                    Raw materials and components ...........     $    1,606,530     $    2,378,933
                    Work-in-process ........................          1,067,525          1,089,891
                    Finished goods .........................          2,279,472          3,170,960
                                                                 --------------     --------------
                                                                 $    4,953,527     $    6,639,784
                                                                 ==============     ==============

NOTE 4 -- OTHER CURRENT ASSETS:

    Other current assets consist of the following:

                                                               DECEMBER 31, 2000    JUNE 30, 2000
                                                               -----------------    --------------
                                                                   (UNAUDITED)

                    Prepaid assets .........................     $    1,424,423     $    1,389,492
                    Interest receivable ....................              5,766             25,227
                                                                 --------------     --------------
                                                                 $    1,430,189     $    1,414,719
                                                                 ==============     ==============

NOTE 5 -- ACCRUED LIABILITIES:

    Accrued liabilities are as follows:

                                                               DECEMBER 31, 2000    JUNE 30, 2000
                                                               -----------------    --------------
                                                                   (UNAUDITED)

                    Professional services ..................     $    4,073,113     $      108,953
                    Clinical costs .........................          3,168,716          1,059,665
                    Payroll and other compensation .........          1,664,809          1,391,158
                    Royalties ..............................            564,483            557,077
                    Business insurance .....................            235,363                 --
                    Warranties .............................            440,748            375,000
                    Other ..................................            325,614            196,834
                                                                 --------------     --------------
                                                                 $   10,472,846     $    3,688,687
                                                                 ==============     ==============

NOTE 6 -- DEFERRED COMPENSATION:

    In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The change reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. At December 31, 2000, approximately $236,000 of compensation expense has been recognized for the vested portion of the option grant.

NOTE 7 -- CHANGE IN ACCOUNTING PRINCIPLE:

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

NOTE 8 -- RECLASSIFICATION:

    Certain amounts in the balance sheet as of June 30, 2000 have been reclassified to conform with those at December 31, 2000.

NOTE 9 -- EARNINGS PER SHARE:

    SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the company. For the purpose of computing diluted net loss per share, no exercise of options was assumed since the result would have been antidilutive.

NOTE 10 -- NEW ACCOUNTING PRONOUNCEMENT:

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company's management believes that its revenue recognition policy is in accordance with SAB 101.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company adopted this statement on July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

NOTE 11 -- NON-RECURRING CHARGES:

    Non-recurring charges were $6,681,000 for the six months ended December 31, 2000. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patents protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6,681,000 which includes investment banking fees to Morgan Stanley Dean Witter of $6,250,000 of which $2,250,000 has been paid and $4,000,000 is due on or before May 15, 2001. The

Company also incurred legal and accounting fees of approximately $229,000, professional and consulting fees of $115,000 and other costs of $87,000, all of which have been paid.

NOTE 12 -- SEGMENT INFORMATION:

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

    The following table presents certain financial information about the Company's Indication Business Units. For the six months ended December 31, 1999, the Depression Business Unit and the Obesity and Other Indications Business Unit expenses consisted primarily of pre-clinical, clinical and payroll expense. For the six months ended December 31, 2000, the Depression Business Unit and the Obesity and Other Indications Business Unit expenses consisted of pre-clinical, clinical, payroll and certain general and administrative costs allocated to each business unit based upon estimated resource utilization. Depreciation, selling and other income/expense has been entirely allocated to the Epilepsy Business Unit.

                                            EPILEPSY         DEPRESSION     OBESITY AND OTHER
                                           INDICATION        INDICATION        INDICATIONS       NON-RECURRING
                                          BUSINESS UNIT     BUSINESS UNIT     BUSINESS UNIT         CHARGES            TOTAL
                                          -------------     -------------   -----------------    -------------      ------------

         For the six months ended
         December 31, 2000
         External net sales .........     $ 27,554,562      $         --      $         --      $         --      $ 27,554,562
         Net income (loss) ..........     $    647,367      $ (6,358,151)     $   (998,965)     $ (6,681,420)     $(13,391,169)

         For the six months ended
         December 31, 1999
         External net sales .........     $ 19,780,675      $         --      $         --      $         --      $ 19,780,675
         Net loss ...................     $   (382,721)     $   (501,644)     $   (116,159)     $         --      $ (1,000,524)

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled "Factors Affecting Future Operating Results." Readers are also encouraged to refer to our Annual Report on Form 10-K for the year ended June 30, 2000 for a further discussion of our business and its risks and opportunities.

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

    For the period from inception through December 31, 2000, we incurred a cumulative net deficit of approximately $92.3 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up. Although we reported a profitable quarter in the third quarter of fiscal year 2000, we expect to devote considerable financial resources in our Depression and Obesity and Other Indications Business Units for clinical studies in the development of new indications for the NCP

System. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2003, if at all. As a result, we will continue to experience substantial operating losses at levels that may exceed the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors including some outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2003, if at all.

    During fiscal 2000, we began operating our business in three business units. The three separate business units include the Epilepsy Business Unit, the Depression Business Unit and the Obesity and Other Indications Business Unit. All three of these units are reported for accounting purposes as one segment and involve designing, developing, manufacturing and marketing our proprietary NCP System using Vagus Nerve Stimulation (VNS(TM)) for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. The identification and separation of the Indication Business Units reflects the different phases of clinical development and product life cycle as well as the different disorders amenable to treatment by VNS using our proprietary NCP System. However, each Indication Business Unit has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures.

RESULTS OF OPERATIONS

    Net Sales. Net sales for the three months ended December 31, 2000 were $14,201,000 reflecting an increase of 28% compared to net sales of $11,117,000 for the three months ended December 31, 1999. Second quarter net sales included $12,512,000 from the U.S. market and $1,689,000 from international markets. U.S. net sales for the quarter increased by 29% over the $9,726,000 in net U.S. sales reported for the second quarter of last year. International net sales increased by 21% over the $1,391,000 reported for the three months ended December 31, 1999. Net sales for the six months ended December 31, 2000 totaled $27,555,000 reflecting an increase of 39% compared to net sales of $19,781,000 for the six months ended December 31, 1999. Net sales for the six months ended December 31, 2000 included $24,782,000 from the U.S. market and $2,773,000 from international markets. U.S. sales for the six months ended December 31, 2000 increased by 40% over the $17,663,000 in net U.S. sales reported for the same period last year. International net sales for the six months ended December 31, 2000 increased 31% over the $2,118,000 reported for the same period last year. Future increases in net sales will depend upon development of increased market acceptance for the NCP System and upon obtaining or expanding reimbursement approval in key markets.

    Gross Profit. Gross margin as a percent of net sales was 76.1% for the quarter ended December 31, 2000 as compared to 76.3% in the same period last year. The gross margin as a percentage of net sales for the six months ended December 31, 2000 was 75.2% compared to 75.1% for the same period a year ago. Cost of sales consist primarily of direct labor, direct materials and components, allocated manufacturing overhead, and certain period expenses. In addition, we are required to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon a mix between domestic and international sales, direct and distributor sales, the NCP System's selling price, manufacturing yields, period expenses and levels of production volume.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $9,422,000 or 66.4% of net sales for the three months ended December 31, 2000 compared to $7,378,000 or 66.4% of net sales, for the same period last year. Selling, general and administrative expenses totaled $18,661,000 or 67.7% of net sales for the six months ended December 31, 2000 compared to $14,018,000 or 70.9% for the same period ended December 31, 1999. The increase in absolute dollars for the three months and the six months ended December 31, 2000 compared to the same periods last year was primarily related to costs associated with the hiring and employment of additional personnel to support sales growth and overall business infrastructure.

    In fiscal 2001, we incurred certain direct administrative expenses in each Indication Business Unit and we began allocating certain administrative expenses to the Indication Business Units based upon estimated resource utilization. Selling, general and administrative expenses in the Epilepsy Business Unit, the Depression Business Unit and the Obesity and Other Indications Business Unit were $8,794,000, $435,000 and $193,000 respectively for the quarter ended December 31, 2000, and $17,311,000, $1,056,000, and $294,000 for the six months ended December 31, 2000. Substantially all selling, general and administrative expenses were associated with the Epilepsy Business Unit for the same periods the previous year.

    Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $5,248,000 or 37.0% of net sales for the three months ended December 31, 2000 compared to $1,610,000 or 14.5% of net sales for the same period in the prior year. Research and development expenses were $9,354,000 or 33.9% of net sales for the six months ended December 31, 2000, compared to $3,285,000 or 16.6% of net sales for the same period during the previous year. The increase in research and development expenses is the result of expanded clinical programs in support of clinical studies of the NCP System to develop new indications.

    The Epilepsy Business Unit research and development expenses were $1,826,000 or 12.9% of net sales for the quarter ended December 31, 2000, compared to $1,192,000 or 10.7% for the quarter ended December 31, 1999. For the six months ended December 31, 2000, the Epilepsy Business Unit expenses were $3,347,000 or 12.1% of net sales compared to $2,668,000 or 13.5% of net sales for the same period during the previous year. The increase in absolute dollars is due to higher study costs and additional personnel employed in the clinical and regulatory areas to support the growth in the Epilepsy Business Unit.

    The Depression Business Unit research and development expenses were $3,127,000 for the quarter ended December 31, 2000, compared to $376,000 for the quarter ended December 31, 1999. The Depression Business Unit research and development expenses for the six months ended December 31, 2000 were $5,302,000 compared to $502,000 for the same period during the previous year. The increase in expenses over the same period last year is the result of expanded pilot study and initiation of the pivotal study of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. In fiscal 2000, we completed a two-phase pilot clinical study that included 60 implanted patients. In late fiscal 2000, FDA granted unconditional approval for a pivotal clinical study of VNS for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA IDE approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. We expect to expend considerable financial resources in the clinical studies of the NCP System in patients with depression in fiscal 2001 and beyond.

    The Obesity and Other Indications Business Unit research and development expenses were $294,000 for the quarter ended December 31, 2000 compared to $41,000 for the same period during the previous year. For the six months ended December 31, 2000, research and development expenses were $705,000 compared to $116,000 for the same period during the previous year. The increase in expenses over the same periods last year is the result of expanded clinical programs cost associated with investigational clinical studies of the NCP System for the treatment of various disorders, including obesity and Alzheimer's Disease. In June 2000, the FDA approved an IDE for a clinical study utilizing a new type of VNS to treat obesity. Shortly thereafter we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients will be implanted and treated. If the results of Phase I study justify continued research, up to 24 additional patients will be treated in Phase II. In June 2000, the Swedish government approved a pilot clinical study of VNS for the treatment of Alzheimer's Disease. Shortly thereafter, we launched a pilot study with long-term follow up. In January 2001, the Food and Drug Administration (FDA) granted an IDE for an up to 30 patient pilot study to assess the preliminary safety and efficacy of VNS with the NCP System to treat patients with Obsessive-Compulsive Disorder (OCD), Panic Disorder (PD) and adult onset Post-Traumatic Stress Disorder (PTSD), three of the five types of anxiety disorders. Up to 30 patients at four study sites will be implanted with the NCP System and stimulated with left cervical (neck area) VNS. We expect to expend considerable financial resources completing the pilot studies for obesity, Alzheimer's Disease, anxiety, and other indications development research through fiscal 2001 and beyond.

    Non-recurring Charges. Non-recurring charges were $6,681,000 for the six months ended December 31, 2000. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire us for $26.00 per share in value of Medtronic common stock. Our Board of Directors, with the assistance of Morgan Stanley Dean Witter, our financial advisor, elected to remain independent to pursue our patents protected opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. We incurred non-recurring charges of $6,681,000 which includes investment banking fees to Morgan Stanley Dean Witter of $6,250,000 of which $2,250,000 has been paid and $4,000,000 is due on or before May 15, 2001. We also incurred legal and accounting fees of approximately $229,000, professional and consulting fees of $115,000 and other costs of $87,000, all of which have been paid.

    Interest Income. Interest income totaled $222,000 and $335,000 for the three months ended December 31, 2000 and December 31, 1999, respectively, and $589,000 and $610,000 for the six months ended December 31, 2000 and December 31, 1999, respectively. The decrease in interest income is a result of the declining cash and investment balances on hand. We expect interest income to gradually decline in future periods as we utilize our resources to fund future working capital requirements.

    Interest Expense. Interest expense totaled $26,000 and $41,000 for the quarter and the six months ended on December 31, 2000, with no interest expense reported during the prior year. Interest expense is associated with capital leases for manufacturing equipment which bear interest at 6.56% over a term of five years.

    Other Income (Expense). Other income (expense) totaled $220,000 and ($49,000) for the three months ended December 31, 2000 and December 31, 1999, respectively, and $40,000 and ($42,000) for the six months ended December 31, 2000 and December 31, 1999, respectively. For each of these periods, other income and expense consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income and expense to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies and upon fluctuations in currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through public and private placements of our securities. On June 30, 2000, we entered into capital leases for the acquisition of manufacturing equipment valued at approximately $650,000 and used in the production of the NCP System. The capital leases bear interest of 6.56% and extend through April 2005.

    During the six months ended December 31, 2000, net cash used in operating activities was approximately $3,705,000. Accounts receivable increased $445,000 to $8,730,000 from $8,285,000 at June 30, 2000. Inventories decreased $1,686,000 to $4,954,000 from $6,640,000 at June 30, 2000. Current liabilities increased $6,814,000 to $12,410,000 from $5,596,000 at June 30, 2000.

    During the six months ending December 31, 2000, we used approximately $2,212,000 in the purchase of property, plant and equipment, and received approximately $1,883,000 in proceeds for exercise of stock options held by our employees.

    Our liquidity will continue to be reduced as amounts are expended to support continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. In addition, and as described above, we are obligated to pay Morgan Stanley Dean Witter $4,000,000 for financial advisory services on or before May 15, 2001. Further, although we have no firm commitments, we expect to make capital expenditures of approximately $1,000,000 during the remainder of fiscal 2001, primarily to support manufacturing operations and to enhance system infrastructure and facilities.

    We believe that our current resources will be sufficient to fund our operations through June 30, 2002, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the strength of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us or at will.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    See Note 10 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    In addition to the factors described above in this section the following additional factors could affect our future results.

    We currently rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for at least two years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We do not yet have approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the

NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in obesity Alzheimer's Disease and other applications. Our inability to commercialize successfully the NCP System for depression, obesity and other indications will severely harm our business.

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

    We may not be successful in our efforts to develop VNS for the treatment of depression, obesity, Alzheimer's Disease or any other indications. We are in the process of conducting studies to help us evaluate, and ultimately obtain FDA approval for, the use of VNS as a treatment for depression, obesity, Alzheimer's Disease and other indications. While we are encouraged by test results to date, we cannot assure you that our test results will continue to be as positive as we currently anticipate or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues will not experience the growth we currently anticipate.

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

    We may be unable to obtain adequate third-party reimbursement on our product. Our ability to commercialize the NCP System successfully depends in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System and associated procedures and services and to reimburse at adequate levels for the costs of the NCP System and the related services we have in the United States or internationally. If we fail to achieve or expand favorable coverage decisions for the NCP System in a timely manner, patients and their physicians could be deterred from using the NCP System, which could reduce our sales and severely harm our business.

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

    If we fail to effectively manage our growth, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the NCP System in the United States, we have begun and intend to continue to significantly expand the scope of our operations. Such activities have placed, and may continue to place, a significant strain on our resources and operations. Our ability to effectively manage such growth will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business would suffer.

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

    We are also exposed to interest rate risk. We adhere to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents and marketable securities are invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on December 29, 2000, stockholders were asked to consider and act upon (1) the election of Directors for the ensuing year; (2) a proposal to amend and restate the Cyberonics, Inc. 1997 Stock Plan to increase the number of Common Shares available for issuance under the plan by an aggregate of 900,000 shares; and (3) a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants to examine the financial statements and books and records of Cyberonics, Inc. for 2001. The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

     (1)  Election of Directors:

          Name of Nominee                  Votes For             Votes Against
          ---------------                  ---------             -------------

          Robert P. Cummins                14,127,514              1,337,728
          Reese S. Terry, Jr.              14,261,083              1,204,159
          Stanley H. Appel, M.D.           14,260,983              1,204,259
          Tony Coelho                      11,599,502              3,865,740
          Thomas A. Duerden, Ph.D          14,260,383              1,204,859
          Michael J. Strauss, M.D.         14,243,983              1,221,259
          Alan J. Olsen                    14,243,983              1,221,259

     (2) Proposal to amend and restate the Cyberonics, Inc. 1997 Stock Plan to increase the number of Common Shares available for issuance under the plan by an aggregate of 900,000 shares:

          Number of Votes For                  8,899,785
          Number of Votes Against              6,540,536
          Number of Votes Abstaining              24,921
          Number of Broker Non-Votes                   0

     (3) Proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants to examine the financial statements and books and records of Cyberonics, Inc. for 2001:

          Number of Votes For                 15,445,746
          Number of Votes Against                 15,114
          Number of Votes Abstaining               4,382
          Number of Broker Non-Votes                   0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     None.

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

Dated:  February 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

                         None.