Form 10-Q
period 2001-03-31
CYBERONICS INC
filed 2001-05-14
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 76-0236465
---------------------------------------------      ----------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification Number)

   16511 Space Center Boulevard, Ste. 600
               Houston, Texas                                  77058
---------------------------------------------      -----------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                     OUTSTANDING AT MAY 4, 2001
Common Stock - $0.01 par value                                 21,547,388

                                CYBERONICS, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
        PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements:
          Consolidated Balance Sheets
            March 31, 2001 (unaudited) and June 30, 2000 .............         3
          Consolidated Statements of Operations and Comprehensive
          Income (Loss) (unaudited)
            Three months and nine months ended March 31, 2001 and
            2000......................................................         4
          Consolidated Statements of Cash Flows (unaudited)
            Nine months ended March 31, 2001 and 2000.................         5
          Notes to Consolidated Financial Statements (unaudited)......         6
Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................         8
Item 3  Quantitative and Qualitative Disclosures About Market Risk....        14

        PART II.  OTHER INFORMATION
Item 6  Exhibits and Reports on Form 8-K..............................        14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,         JUNE 30,
                                                                2001              2000
                                                            ------------      ------------
                                                            (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents .........................     $ 57,057,182      $ 14,969,479
    Securities held to maturity .......................        1,983,520         5,168,777
    Accounts receivable, net ..........................        9,540,932         8,284,948
    Inventories .......................................        4,393,347         6,639,784
    Other current assets ..............................        1,367,953         1,414,719
                                                            ------------      ------------
         Total Current Assets .........................       74,342,934        36,477,707
Securities held to maturity ...........................          139,067           399,194
Property and equipment, net ...........................        8,417,129         7,466,556
Other assets, net .....................................          154,583           154,978
                                                            ------------      ------------
                                                            $ 83,053,713      $ 44,498,435
                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ..................................     $  3,690,751      $  1,797,904
    Accrued liabilities ...............................       12,416,256         3,688,687
    Current portion of long-term debt .................          115,297           109,776
                                                            ------------      ------------
         Total Current Liabilities ....................       16,222,304         5,596,367
    Long-term debt ....................................          406,917           494,093
                                                            ------------      ------------
         Total Liabilities ............................       16,629,221         6,090,460

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value, 2,500,000 shares
         authorized; no shares issued or outstanding ..               --                --
    Common stock, $.01 par value, 50,000,000 shares
         authorized; 21,473,968 and 18,642,753 shares
         issued and outstanding at March 31, 2001 and
         June 30, 2000, respectively ..................          214,740           186,428
    Additional paid-in capital ........................      165,179,613       117,322,388
    Deferred compensation .............................       (2,008,125)               --
    Accumulated other comprehensive loss ..............          (79,005)         (168,331)
    Accumulated deficit ...............................      (96,882,731)      (78,932,510)
                                                            ------------      ------------
         Total Stockholders' Equity ...................       66,424,492        38,407,975
                                                            ------------      ------------
                                                            $ 83,053,713      $ 44,498,435
                                                            ============      ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                  FOR THE THREE                      FOR THE NINE
                                                                  MONTHS ENDED                       MONTHS ENDED
                                                                     MARCH 31                          MARCH 31,
                                                           -----------------------------     -----------------------------
                                                             2001             2000               2001              2000
                                                           ------------     ------------     ------------     ------------
Net sales .............................................    $ 14,323,721     $ 14,034,508     $ 41,878,284     $ 33,815,183
Cost of sales .........................................       3,852,785        3,272,654       10,689,804        8,199,527
                                                           ------------     ------------     ------------     ------------
     Gross Profit .....................................      10,470,936       10,761,854       31,188,480       25,615,656
Operating expenses:
   Selling, general and administrative ................      10,507,436        9,329,651       29,168,064       23,347,721
   Research & development .............................       4,631,222        1,757,409       13,985,565        5,042,776
   Non-recurring charges ..............................              --               --        6,681,420               --
                                                           ------------     ------------     ------------     ------------
     Total Operating Expenses .........................      15,138,658       11,087,060       49,835,049       28,390,497
                                                           ------------     ------------     ------------     ------------
     Loss From Operations .............................      (4,667,722)        (325,206)     (18,646,569)      (2,774,841)
Interest income .......................................         394,948          359,143          983,905          969,474
Interest expense ......................................          17,915              172           59,369              237
Other income (expense) ................................        (268,363)         (20,136)        (228,188)         (62,441)
                                                           ------------     ------------     ------------     ------------
Net income (loss) before cumulative effect
  of a change in accounting principle .................    $ (4,559,052)    $     13,629     $(17,950,221)    $ (1,868,045)
Cumulative effect on prior years (to June 30, 1999)
  of changing to a different method of depreciation ...              --               --               --          881,150
                                                           ------------     ------------     ------------     ------------
     Net Income (Loss) ................................    $ (4,559,052)    $     13,629     $(17,950,221)    $   (986,895)
                                                           ============     ============     ============     ============
Net earnings (loss) per share, basic and diluted:
Net earnings  (loss)  before  cumulative  effect of a
  change in accounting principle ......................    $      (0.23)    $       0.00     $      (0.94)    $      (0.11)
Cumulative effect of a change in accounting principle..              --               --               --             0.05
                                                           ------------     ------------     ------------     ------------
Basic and diluted net earnings (loss) per share .......    $      (0.23)    $       0.00     $      (0.94)    $      (0.06)
                                                           ============     ============     ============     ============
Shares used in computing basic and diluted net
  earnings (loss) per share:
Basic .................................................      20,102,862       18,222,951       19,176,361       17,859,043
Diluted
                                                             20,102,862       20,606,771       19,176,361       17,859,043
                                                           ============     ============     ============     ============
Comprehensive income (loss):
Net income (loss) .....................................    $ (4,559,052)    $     13,629     $(17,950,221)    $   (986,895)
Foreign currency translation adjustment ...............         137,961           (2,853)          89,326           34,905
                                                           ------------     ------------     ------------     ------------
Comprehensive income (loss) ...........................    $ (4,421,091)    $     10,776     $(17,860,895)    $   (951,990)
                                                           ============     ============     ============     ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                      MARCH  31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss ...........................................     $(17,950,221)     $   (986,895)
   Non-cash items included in net loss:
     Depreciation .....................................        2,124,266           987,950
     Change in accounting principle ...................               --          (881,150)
     Amortization of deferred compensation ............          419,987                --
   Changes in operating assets and liabilities:
     Accounts receivable, net .........................       (1,255,984)       (3,682,203)
     Inventories ......................................        2,246,437        (1,808,343)
     Other current assets .............................           46,766           (69,269)
     Other assets, net ................................              395           (67,930)
     Accounts payable and accrued liabilities .........       10,620,416          (457,122)
                                                            ------------      ------------
       Net Cash Used In Operating Activities ..........       (3,747,938)       (6,964,962)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ................       (3,074,838)       (2,368,991)
   Purchases of marketable securities .................       (7,845,792)      (41,030,731)
   Maturities of marketable securities ................       11,291,175        45,162,079
                                                            ------------      ------------
       Net Cash Provided By Investing Activities ......          370,545         1,762,357

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock .............       45,457,425         7,029,294
   Payment on debt ....................................          (81,655)               --
                                                            ------------      ------------
       Net Cash Provided By Financing Activities ......       45,375,770         7,029,294

Effect of exchange rate changes on cash and cash
  equivalents .........................................           89,326            34,905
                                                            ------------      ------------
       Net increase in cash and cash equivalents ......       42,087,703         1,861,594
Cash and cash equivalents at beginning of period ......     $ 14,969,479      $ 16,763,071
                                                            ------------      ------------
Cash and cash equivalents at end of period ............     $ 57,057,182      $ 18,624,665
                                                            ============      ============
Supplemental Disclosure Of Cash Flow Information:
       Cash paid for interest .........................     $     27,941      $         --

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

NOTE 1 -- BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full period ending April 27, 2001. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 -- INVESTMENT SECURITIES:

     At March 31, 2001 and June 30, 2000, our entire investment portfolio consisted of securities held to maturity and cash equivalents that are reported at amortized cost. Securities held to maturity and cash equivalents are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $51,632,000 and a gross unrealized holding loss of approximately $63,326 at March 31, 2001.

NOTE 3 -- INVENTORIES:

     Inventories consist of the following:

                                                           MARCH 31, 2001     JUNE 30, 2000
                                                           --------------     -------------
                                                            (UNAUDITED)
Raw materials and components ..........................     $  1,546,239      $  2,378,933
Work-in-process .......................................        1,244,523         1,089,891
Finished goods ........................................        1,602,585         3,170,960
                                                            ------------      ------------
                                                            $  4,393,347      $  6,639,784
                                                            ============      ============

NOTE 4 -- OTHER CURRENT ASSETS:

     Other current assets consist of the following:

                                                           MARCH 31, 2001     JUNE 30, 2000
                                                           --------------     -------------
                                                            (UNAUDITED)
Prepaid assets ........................................     $  1,278,287      $  1,389,492
Interest receivable ...................................           89,666            25,227
                                                            ------------      ------------
                                                            $  1,367,953      $  1,414,719
                                                            ============      ============

NOTE 5 -- ACCRUED LIABILITIES:

     Accrued liabilities are as follows:

                                                           MARCH 31, 2001     JUNE 30, 2000
                                                           --------------     -------------
                                                             (UNAUDITED)
Professional services .................................     $  4,129,774      $    108,953
Clinical costs ........................................        4,342,609         1,059,665
Payroll and other compensation ........................        2,335,878         1,391,158
Royalties .............................................          598,964           557,077
Business insurance ....................................          128,142                --
Warranties ............................................          437,464           375,000
Other .................................................          443,425           196,834
                                                            ------------      ------------
                                                            $ 12,416,256      $  3,688,687
                                                            ============      ============

NOTE 6 -- STOCKHOLDERS' EQUITY:

     Common Stock. In February 2001, the Company issued 2,518,000 shares of its common stock in a private offering for $18.00 per share. Proceeds from the issuance totaled approximately $42.5 million after deducting commissions and offering costs.

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. At March 31, 2001, approximately $354,000 of compensation expense has been recognized for the vested portion of the option grant.

NOTE 7 -- CHANGE IN ACCOUNTING PRINCIPLE:

     Effective July 1, 1999, we changed our method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and our business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,150 (net of income tax of $0) and is included in income (loss) for the nine months ended March 31, 2000.

NOTE 8 -- RECLASSIFICATION:

     Certain amounts in the balance sheet as of June 30, 2000 have been reclassified to conform with those at March 31, 2001.

NOTE 9 -- EARNINGS PER SHARE:

     SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the company. For the purpose of computing diluted net loss per share for the nine months ended March 31, 2001, no exercise of options was assumed since the result would have been antidilutive.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company adopted this statement on July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 11 -- NON-RECURRING CHARGES:

     Non-recurring charges were $6,681,000 for the nine months ended March 31, 2001. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The

Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6,681,000 which includes investment banking fees to Morgan Stanley Dean Witter of $6,250,000 of which $2,250,000 has been paid and $4,000,000 is due on or before May 15, 2001. The Company also incurred legal and accounting fees of approximately $229,000, professional and consulting fees of $115,000 and other costs of $87,000, all of which have been paid.

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

     The following table presents certain financial information about the Company's Indication Business Units. For the nine months ended March 31, 2000, the Depression Business Unit and the Obesity and Other Indications Business Unit expenses consisted primarily of pre-clinical, clinical and payroll expense. For the nine months ended March 31, 2001, the Depression Business Unit and the Obesity and Other Indications Business Unit expenses consisted of pre-clinical, clinical, payroll and certain general and administrative costs allocated to each business unit based upon estimated resource utilization. Selling and other income/expense have been entirely allocated to the Epilepsy Business Unit.

                                  EPILEPSY       DEPRESSION    OBESITY AND OTHER
                                 INDICATION      INDICATION       INDICATIONS     NON-RECURRING
                                BUSINESS UNIT   BUSINESS UNIT    BUSINESS UNIT       CHARGES          TOTAL
                                -------------   -------------  -----------------  -------------    ------------
For the nine months ended
March 31, 2001
External net sales .........    $ 41,878,284    $         --     $         --     $         --     $ 41,878,284
Net income (loss) ..........    $  1,682,082    $(10,859,321)    $ (2,091,562)    $ (6,681,420)    $(17,950,221)

For the nine months ended
March 31, 2000
External net sales .........    $ 33,815,183    $         --     $         --     $         --     $ 33,815,183
Net income (loss) ..........    $    117,396    $   (930,410)    $   (173,881)    $         --     $   (986,895)

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

SUMMARY

     We were founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Clinical trials of the NeuroCybernetic Prosthesis, or NCP System, began with the first patient implant in November 1988 under an Investigational Device Exemption, or IDE, from the Food and Drug Administration
(FDA). We received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and we also have permission to sell in certain other international markets with the broader indication of refractory epilepsy and without discrimination to patient age.

     For the period from inception through March 31, 2001, we incurred a cumulative net deficit of approximately $96.9 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up. Although we reported a profitable quarter in the third quarter of fiscal year 2000, we expect to devote considerable financial resources in our Depression and Obesity and Other Indications Business Units for clinical studies in the development of new indications for the NCP System. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2003, if at all. As a result, we will continue to experience substantial operating losses at levels that may exceed the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors including some outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2003, if at all.

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

RESULTS OF  OPERATIONS

     Net Sales. Net sales for the three months ended March 31, 2001 were $14,324,000 reflecting an increase of 2.1% compared to net sales of $14,035,000 for the three months ended March 31, 2000. Third quarter net sales included $12,964,000 from the U.S. market and $1,360,000 from international markets. U.S. net sales for the quarter increased by 1.8% over the $12,732,000 in net U.S. sales reported for the third quarter of last year. International net sales increased by 4.3% over the $1,303,000 reported for the three months ended March 31, 2000. Net sales for the nine months ended March 31, 2001 totaled $41,878,000 reflecting an increase of 23.8% compared to net sales of $33,815,000 for the nine months ended March 31, 2000. Net sales for the nine months ended March 31, 2001 included $37,746,000 from the U.S. market and $4,132,000 from international markets. U.S. sales for the nine months ended March 31, 2001 increased by 24.2% over the $30,394,000 in net U.S. sales reported for the same period last year. International net sales for the nine months ended March 31, 2001 increased 20.8% over the $3,421,000 reported for the same period last year. Future increases in net sales will depend upon development of increased market acceptance for the NCP System and upon obtaining or expanding reimbursement approval in key markets.

     Gross Profits. Gross profit for the quarter ended March 31, 2001 was $10,471,000 or 73.1% of sales compared to gross profit of $10,762,000 or 76.7% of sales for the same quarter last year. Gross profit for the nine months ended March 31, 2001 was $31,188,000 or 74.5% of sales compared to gross profit of $25,616,000 or $75.8% for the same period a year ago. The decrease in gross margin is the result of higher average system prices last year associated with non-recurring exchange sales in the launch of the NCP Model 101 as well as declining average system prices in the current quarter due to increased customer participation in incentive sales programs. Additional obsolescence reserves associated with the older NCP Model 100 also negatively impacted gross margin. Cost of sales consist primarily of direct labor, direct materials and components, allocated manufacturing overhead, and certain period expenses. In addition, we are required to pay royalties at a rate of approximately 4% of net sales. Gross margin percentages can be expected to fluctuate in future periods based upon a mix between domestic and international sales, direct and distributor sales, the NCP System's selling price, manufacturing yields, period expenses and levels of production volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $10,507,000 or 73.4% of net sales for the three months ended March 31, 2001 compared to $9,330,000 or 66.5% of net sales, for the same period last year. Selling, general and administrative expenses totaled $29,168,000 or 69.7% of net sales for the nine months ended March 31, 2001 compared to $23,348,000 or 69.1% for the same period ended March 31, 2000. The increase in absolute dollars for the three months and the nine months ended March 31, 2001 compared to the same periods last year was primarily related to costs associated with the recruitment and employment of additional personnel and business systems to support the overall business infrastructure.

     In fiscal 2001, we incurred certain direct administrative expenses in each Indication Business Unit and we began allocating certain administrative expenses to the Indication Business Units based upon estimated resource utilization. Selling, general and administrative expenses in the Epilepsy Business Unit, the Depression Business Unit and the Obesity and Other Indications Business Unit were $8,575,000, $1,424,000 and $508,000 respectively for the quarter ended March 31, 2001, and $25,886,000, $2,480,000, and $802,000
for the nine months ended March 31, 2001. Substantially all selling, general and administrative expenses were associated with the Epilepsy Business Unit for the same periods the previous year.

     Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $4,631,000 or 32.3% of net sales for the three months ended March 31, 2001 compared to $1,757,000 or 12.5% of net sales for the same period in the prior year. Research and development expenses were $13,986,000 or 33.4% of net sales for the nine months ended March 31, 2001, compared to $5,043,000 or 14.9% of net sales for the same period during the previous year. The increase in research and development expenses is the result of expanded clinical programs in support of clinical studies of the NCP System to develop new indications, including depression, obesity, Alzheimers, anxiety and other applications.

     The Epilepsy Business Unit research and development expenses were $969,000 or 6.8% of net sales for the quarter ended March 31, 2001, compared to $1,271,000 or 9.1% for the quarter ended March 31, 2000. For the nine months ended March 31, 2001, the Epilepsy Business Unit expenses were $4,317,000 or 10.3% of net sales compared to $3,939,000 or 11.7% of net sales for the same period during the previous year. The decrease in expenses for the quarter ended March 31, 2001 over the same quarter last year is due to reduced clinical study costs and reduced utilization of regulatory and engineering resources as the development and support efforts of these organizations are expanded to include the Depression and Obesity and Other Indications development programs. The increase in expenses for the nine months ended March 31, 2001 over the same period last year is due to increased clinical study costs offset by reduced utilization of regulatory and engineering resources as the development and support effort of these organizations are expanded to include the Depression and Obesity and Other Indications development programs.

     The Depression Business Unit research and development expenses were $3,077,000 for the quarter ended March 31, 2001, compared to $429,000 for the quarter ended March 31, 2000. The Depression Business Unit research and development expenses for the nine months ended March 31, 2001 were $8,379,000 compared to $930,000 for the same period during the previous year. The increase in expenses over the same period last year is the result of expanded pilot study and initiation of the pivotal study of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. In fiscal 2000, we completed a two-phase pilot clinical study that included 60 implanted patients. In late fiscal 2000, FDA granted unconditional approval for a pivotal clinical study of VNS for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA IDE approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. We expect to expend considerable financial resources in the clinical studies of the NCP System in patients with depression in fiscal 2001 and beyond.

     The Obesity and Other Indications Business Unit research and development expenses were $585,000 for the quarter ended March 31, 2001 compared to $57,000 for the same period during the previous year. For the nine months ended March 31, 2001, research and development expenses were $1,290,000 compared to $174,000 for the same period during the previous year. The increase in expenses over the same periods last year is the result of expanded clinical programs cost associated with investigational clinical studies of the NCP System for the treatment of various disorders, including obesity and Alzheimer's Disease. In June 2000, the FDA approved an IDE for a clinical study utilizing a new type of VNS to treat obesity. Shortly thereafter we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients will be implanted and treated. If the results of Phase I study justify continued research, up to 24 additional patients will be treated in Phase II. In June 2000, the Swedish government approved a pilot clinical study of VNS for the treatment of Alzheimer's Disease. Shortly thereafter, we launched a pilot study with long-term follow up. In January 2001, FDA granted an IDE for an up to 30 patient pilot study to assess the preliminary safety and efficacy of VNS with the NCP System to treat patients with Obsessive-Compulsive Disorder
(OCD), Panic Disorder (PD) and adult onset Post-Traumatic Stress Disorder
(PTSD), three of the five types of anxiety disorders. Up to 30 patients at four study sites will be implanted with the NCP System and stimulated with left cervical (neck area) VNS. We expect to expend considerable financial resources completing the pilot studies for obesity, Alzheimer's Disease, anxiety, and other indications development research through fiscal 2001 and beyond.

     Non-recurring Charges. Non-recurring charges were $6,681,000 for the nine months ended March 31, 2001. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire us for $26.00 per share in value of Medtronic common stock. Our Board of Directors, with the assistance of Morgan Stanley Dean Witter, our financial advisor, elected to remain independent to pursue our patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. We incurred non-recurring charges of $6,681,000 which includes investment-banking fees to Morgan Stanley Dean Witter of $6,250,000 of which $2,250,000 has been paid and $4,000,000 is due on or before May 15, 2001. We also incurred legal and accounting fees of approximately $229,000, professional and consulting fees of $115,000 and other costs of $87,000, all of which have been paid.

     Interest Income. Interest income totaled $395,000 and $359,000 for the three months ended March 31, 2001 and March 31, 2000, respectively, and $984,000 and $969,000 for the nine months ended March 31, 2001 and March 31, 2000, respectively.

     Interest Expense. Interest expense totaled $18,000 and $59,000 for the quarter and the nine months ended on March 31, 2001, with minimal interest expense reported during the prior year. Interest expense is associated with capital leases for manufacturing equipment, which bear interest at 6.56% over a term of five years.

     Other Income (Expense). Other income (expense) totaled ($268,000) and ($20,000) for the three months ended March 31, 2001 and March 31, 2000, respectively, and ($228,000) and ($62,000) for the nine months ended March 31, 2001 and March 31, 2000, respectively. For each of these periods, other income and expense consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income and expense to fluctuate in future periods depending upon the mix between international and domestic business activities, business exposures to foreign currencies and upon fluctuations in currency exchange rates.

     Income Taxes. Due to our net operating loss history, to date we have established a valuation allowance to fully offset deferred tax assets, including those related to tax carry forwards, resulting in no income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the operating loss carry forwards.

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

     During the nine months ended March 31, 2001, net cash used in operating activities was approximately $3,814,000. Accounts receivable increased $1,256,000 to $9,541,000 from $8,285,000 at June 30, 2000. Inventories decreased
$2,246,00 to $4,393,000 from $6,640,000 at June 30, 2000. Current liabilities increased $10,626,000 to $16,222,000 from $5,596,000 at June 30, 2000.

     During the nine months ending March 31, 2001, we used approximately $3,075,000 in the purchase of property, plant and equipment. For the nine months ended March 31, 2001 we received approximately $3.0 million in proceeds from the exercise of stock options. In February, 2001, we raised approximately $42.5 million from the sale of common stock in a private offering.

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

     We currently rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for at least two years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of major depression in patients with unipolar and bipolar depressive disorder. We do not yet have approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in obesity, Alzheimer's Disease and other applications. Our inability to commercialize successfully the NCP System for depression, obesity and other indications will severely harm our business.

    We may not be able to continue to expand market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 9,000 patients through June 30, 2000, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations. In addition, the significant expenditures we will make to develop these indications may adversely affect our results of operations.

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

    We may be unable to obtain adequate third-party reimbursement on our product. Our ability to commercialize the NCP System successfully depends in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System and associated procedures and services and to reimburse at adequate levels for the costs of the NCP System and the related services we have in the United States or internationally. If we fail to achieve or expand favorable coverage decisions for the NCP System in a timely manner, patients and their physicians could be deterred from using the NCP System, which could reduce our sales and severely harm our business. In addition, the significant expenditures we will make to develop these indications may adversely affect our results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

              None

        (b) Reports on Form 8-K

     On March 21, 2001 the Company filed a report on Form 8K which included an amendment to its by-laws and reporting the adoption of a change in fiscal year of the Company from a June 30 year end to a 52/53 week year which will end on the last Friday in April. Adoption of the new fiscal year was effective April 27, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CYBERONICS, INC. Registrant

                                  BY: /s/ PAMELA B. WESTBROOK
                                      ----------------------------------------
                                      Pamela B. Westbrook
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer (principal
                                      financial and accounting officer)

Dated: May 15, 2001