Form 10-K
period 2001-04-27
CYBERONICS INC
filed 2001-07-25
CIK 864683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL PERIOD ENDED: APRIL 27, 2001
                                       OR
[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO APRIL 27, 2001

                         COMMISSION FILE NUMBER 0-19806

                             ---------------------

                                CYBERONICS, INC.
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           76-0236465
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                          Identification Number)
             16511 SPACE CENTER BLVD.,                                  77058-2072
               CYBERONICS BUILDING,                                     (zip code)
                  HOUSTON, TEXAS
     (address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (281) 228-7200

                             ---------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 10 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2001, was, based upon the last sales price reported for such date on the Nasdaq National Market, approximately $251 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At June 30, 2001, registrant had outstanding 21,608,103 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
               No documents are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I      ............................................................     1
  ITEM 1.   BUSINESS....................................................     1
  ITEM 2.   PROPERTIES..................................................    18
  ITEM 3.   LEGAL PROCEEDINGS...........................................    18
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    18
PART II     ............................................................    18
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................    18
  ITEM 6.   SELECTED FINANCIAL DATA.....................................    20
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    20
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    28
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    28
PART III    ............................................................    28
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    28
  ITEM 11.  EXECUTIVE COMPENSATION......................................    32
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    35
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    36
PART IV     ............................................................    37
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................    37

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

     We operate our business in three business units, which include the Epilepsy Business Unit, the Depression Business Unit and the Other Indications Business Unit. All three of these units are reported for accounting purposes as one segment and involve designing, developing, manufacturing and marketing our proprietary NCP System using Vagus Nerve Stimulation (VNS(TM)) for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. The identification and separation of the Indications Business Units reflects the different phases of clinical development as well as the different disorders amenable to treatment by VNS using our proprietary NCP System. However, each Indication Business Unit has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures.

     Our overall objectives are:

     - to transition VNS from being considered a revolutionary new therapy into being considered a primary adjunctive standard of care for treating patients who suffer from epilepsy and

     - to develop other indications for vagus nerve stimulation covered by our method patents.

     Our strategies to achieve our objectives are to:

     - expand market acceptance of VNS by creating physician demand by satisfying Medical Doctors' patient care, ease of use and practice economics needs,

     - expand reimbursement by third-party payors to hospitals and medical professionals by communicating the safety and efficacy of the NCP System, the debilitating nature and the annual cost of treating epilepsy and the limited efficacy and high cost of alternative treatments,

     - expand the clinical study of the NCP System for the treatment of depression and

     - continue the preliminary evaluation of VNS in new indications as warranted by our extensive patent portfolio, research and studies and market dynamics.

     In March 2001, we elected to change our fiscal year from June 30 to a 52/53 week year ending on the last Friday in April of each year, effective April 27, 2001. Accordingly, fiscal 2001 started July 1, 2000 and ended April 27, 2001.

EPILEPSY

     The Epilepsy Business Unit designs, develops, manufactures and markets the NCP System for the treatment of epilepsy. The NCP System was approved by the United States Food and Drug Administration, also referred to as FDA, on July 16, 1997 as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. The NCP System has also received regulatory approval for sale in Canada, Europe, Australia and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to patient age or seizure type. We have completed a total of seven clinical studies, including five controlled acute phase studies involving over 450 patients, a long-term multi-year follow-up study involving 243 patients and a mortality study. To date, over 12,500 patients with epilepsy have accumulated in excess of 23,000 patient years of treatment experience with the NCP System.

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

     Clinically Proven. To date over 12,500 patients have accumulated in excess of 23,000 patient years of treatment experience with the NCP System. On July 16, 1997, the NCP System was approved by FDA for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. The product is approved for the broader indication of refractory epilepsy in Canada, the European Union, Australia and other Asian markets.

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

     Quality of Life. The Cyberonics VNS Patient Outcome Registry collects acute and long-term follow-up data on patients treated with VNS post-FDA approval. Global changes were measured in important quality of life areas such as alertness, verbal communication, memory, school/professional achievements, mood changes, postictal state and cluster seizures. As of May 31, 2001, the registry included data on over 4,750 patients of which almost 2,900 patients were at 3-months follow-up and over 1,600 patients were at 12-months follow-up. Compared to pre-implant, approximately half of patients in both the acute and long-term follow-up exhibit improvements in at least two quality of life areas. Less than 7% of patients exhibited a worsening of any effect in both the acute and long-term patient populations.

     Long-term Efficacy. Long-term follow-up data, derived from an uncontrolled protocol, on the 253 patients in our first four studies suggest that efficacy is maintained and, for many patients, improves over time when the NCP System is used as an adjunctive therapy with drugs as part of a patient's optimized long-term treatment regimen. Analysis of this pooled data showed that the median percent seizure reduction increased from 17% in the first three months to 44% after 18 months of treatment. We believe that this data supports other anecdotal evidence of long-term efficacy.

     Easy to Use. The implantation procedure is a straightforward, fully reversible procedure which takes between 30 and 90 minutes, does not involve the brain and has been performed by surgeons with a variety of specializations. Additionally, the NCP System does not interact with existing therapies and, because the NCP System provides therapy without patient (or caregiver) administration, full compliance is assured. Moreover, a patient can use a magnet to temporarily override the pre-programmed stimulation cycle to activate on-demand therapy if the patient senses the onset of a seizure. The NCP System implantation is fully reversible for patients who elect to discontinue treatment.

DEPRESSION

     The Depression Business Unit is conducting clinical studies of the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. In July 1999, FDA granted expedited review status for a future premarket approval application (PMA) for our NCP System for these patients. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment-resistant chronic or recurrent severe depression. The study protocol included 30 patients treated for three months with subsequent long-term follow-up. In September 1999, FDA granted approval for expansion of the pilot clinical study, increasing the number of implanted patients from 30 to 60. The 60 patient pilot study was completed in fiscal 2001. In September 1999, FDA granted unconditional approval for a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 implanted patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. In June 2001, FDA approved an expansion of the depression pivotal study to include up to an additional 30 implanted patients. Enrollment in the US pivotal study, including the additional 30 patients, was completed by June 30, 2001. We expect to complete and unblind the depression pivotal study by March, 2002. If the data are positive we anticipate submitting the depression study PMA by June 30, 2002 to FDA for their review.

     In March 2001, the NCP System was approved by N.V. KEMA, an official notified body representing the European Union Countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. This CE Mark approval, by definition, includes the treatment of depression in patients with depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder, or manic depression. In April, 2001, the NCP System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment intolerant depressive episode. The Canadian approval is similar to CE Mark European approval in that depressed patients with unipolar depression and bipolar depression are included.

  Depression Overview

     Depression is a chronic, disabling disorder and a major worldwide public health problem. Depressive episodes usually recur over time, with risk for further episodes proportional to the number of prior episodes. After three major depressive episodes, the probability of recurrence is 90%. In the United States alone, approximately 18 million people suffer from depression, slightly over 6 million of which are receiving some form of medical treatment. An estimated 1.2 million Americans are believed to suffer from chronic treatment-resistant depression. Over 100,000 Americans each year are treated with electro convulsive therapy (ECT) for their depression. Roughly 15% of all people with severe depressions that require hospitalization commit suicide. Depression is also a very expensive disorder, ranked as the second leading cause of disability worldwide in 1990. Depression costs in the United States alone are estimated at over $50 billion per year, including over $12 billion in direct treatment costs. The total market in the United States for anti-depressants is estimated to exceed $6 billion.

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

     Depression is typically treated with medication, psychotherapy or a combination of both. Medications include tricyclic antidepressants (TCAs), SSRIs and others. Not all patients respond to the same therapy, and patients often try multiple therapies. Other treatments for depression include light therapy, and rarely, surgery.

  The Cyberonics Solution

     VNS using the NCP System for depression, as approved in European Union Countries and Canada and under current clinical investigation in the U.S., is very similar to VNS therapy for the treatment of epilepsy. The NCP System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck, under similar programming specifications. As of June 30, 2001, our 21 center, up to 240 implanted patient pivotal clinical study of VNS in the treatment of depression is underway and enrollment of all patients is complete. We expect to expend considerable resources completing the pivotal study, obtaining appropriate regulatory approvals, and following receipt of appropriate approvals, launching the NCP System as a treatment for patients with depression during fiscal 2002 and beyond.

     Although VNS using the NCP System has been approved in European Union Countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes in these countries until reimbursement approvals have been received. We cannot be certain when or if such reimbursement will be obtained or whether the levels of reimbursement, if received, will be sufficient to enable us to sell the NCP System on a profitable basis.

     The clinical study of VNS for the treatment of depression in the U.S. is an investigational study subject to clinical outcome and significant regulatory restrictions. While we are encouraged by pilot study results to date, we can provide you no assurance as to the ultimate approval outcome of VNS for the treatment of depression in the U.S. Any delays or failure of the necessary approvals could harm our ability to market our NCP System for depression, which could harm our business, financial condition and results of operations.

OTHER INDICATIONS

     The Other Indications Business Unit is engaged in expanding the range of treatable disorders for VNS in new indications as warranted by our extensive patent portfolio, expected or observed clinical outcomes from ongoing and future pre-clinical and clinical research studies and anecdotal reports of patient experience and market dynamics. The Other Indications Business Unit conducts all clinical research on indications that are in the pre-clinical and/or pilot study phases of research and have not progressed to a pivotal study. We currently have studies underway for the treatment of obesity, Alzheimer's Disease, and anxiety disorders as well as studies planned for other disorders covered by our patent portfolio. In August 2000, FDA approved an investigational device exemption
(IDE) for a clinical pilot study utilizing a new type of vagus nerve stimulation to treat obesity. Shortly thereafter, we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients were implanted and treated. If the results of the first phase justify continued research, up to 24 additional patients will be treated in Phase II, for a total of up to 30 implanted and treated patients in the pilot study. In April 2000, the Swedish government approved a pilot clinical study of vagus nerve stimulation for the treatment of Alzheimer's Disease. Shortly thereafter, we launched a pilot study of left neck VNS in up to 10 implanted patients with a study protocol of three months in the acute study and long-term follow-up. As of June 30, 2001, all patients in the Alzheimer's Disease study have been implanted. In December 2000, FDA granted Cyberonics an unconditional IDE for a pilot study of VNS with the NCP System in treating patients with Obsessive-Compulsive Disorder (OCD), Panic Disorder (PD) and adult onset Post-Traumatic Stress Disorder (PTSD), three of the five types of anxiety disorders. Up to 30 patients at four sites will be implanted with the NCP System and stimulated with left cervical VNS.

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

  Traditional Obesity Therapies

     The goals of treatment for obesity are to achieve lasting weight loss, improve the quality of life, and improve functional capacity of the patients. Treatment options for obesity include exercise, behavior modifications, psychotherapy, drug treatment, surgery and combinations of therapies. Although antiobesity drugs and other treatments such as surgery are available for patients with obesity, most patients do not lose weight or maintain weight loss with these treatments.

     Despite the significant health consequences of obesity, treatment options remain limited. Diet modification and behavioral modification programs are generally unsuccessful for the majority of morbidly obese individuals. While very low calorie liquid diets can lead to pronounced weight loss in the short term, the weight loss is often not long lasting. Two newer agents have been approved by FDA, Meridia (Sibutramine) and Xenical (Orlistat). Meridia is a centrally acting agent that increases the concentration of serotonin and norepinephrine. Orlistat is the inhibitor of pancreatic lipase and causes a reduction in fat absorption.

     Surgery offers the best long-term efficacy for morbid obesity, with studies demonstrating weight loss of around 70% of excess weight and preservation of approximately 50% of weight loss long-term. There are two types of surgical treatments for obesity, restriction operations and gastric banding. Restriction operations are the surgeries most often used for producing weight loss. Food intake is restricted by creating a small pouch at the top of the stomach where the food enters from the esophagus. The second type of surgical treatment for obesity is gastric bypass operations. These operations combine creation of small stomach pouches to restrict food intake and construction of bypasses of the duodenum and other segments of the small intestine to prevent calories from being absorbed (malabsorption). There are two types of gastric bypass operations: Roux-en-Y (RGB) gastric bypass and extensive gastric bypass (biliopancreatic diversion). A device that restricts the size of the stomach using a band, called the Lap-Band, is also commercially available in some non-U.S. markets was recently approved by FDA for the treatment of obesity in the United States.

     Up to 30,000 patients a year are treated with surgery for their obesity in the United States, and many of these patients do not obtain or sustain weight loss one year or more after the procedure. Obesity surgery is typically an open procedure that involves general anesthesia and significant morbidity. The surgical procedure costs from $10,000 to as high as $30,000 per patient.

  The Cyberonics Solution

     We are currently evaluating the pilot safety and efficacy of a new form of VNS as a treatment for obesity. In obesity we are evaluating bilateral diaphragmatic VNS, where the patient's left and right vagus nerves are stimulated just above or just below the diaphragm. This form of VNS differs from VNS used to treat patients with epilepsy in that it is bilateral, the stimulation is delivered to the vagus nerve in the area of the gut or chest as opposed to the neck area, and we expect different stimulation parameters than those used in epilepsy will be employed. In August 2000, FDA approved an investigational device exemption (IDE) for a clinical study utilizing Vagus Nerve Stimulation to treat obesity. Shortly thereafter, we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. As of June 30, 2001, three U.S. study sites have been initiated and two sites have implanted six patients in this pilot study.

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

  The Cyberonics Solution

     Our study of VNS for AD was initiated primarily because of VNS treatment-related improvements in memory reported both in animal research and in patients with epilepsy. Many epilepsy patients and their physicians have also reported an improvement in memory following VNS. Based on the Cyberonics VNS Patient Outcome Registery approximately one fourth of epilepsy patients treated for three months with VNS and approximately one third of those patients treated for one year report that their memory was better or much better after VNS. These studies provide a rationale for the hypothesis that Vagus Nerve Stimulation may enhance memory performance in individuals experiencing cognitive impairments as a result of AD.

     In April 2000, the Swedish government approved a pilot clinical study of vagus nerve stimulation for the treatment of AD. Shortly thereafter, we launched a pilot study of up to 10 implanted patients with a study protocol of three months in the acute study of long-term follow up. Our primary objective is to examine changes in cognitive performance such as changes in memory over time. In addition to memory loss, disturbances in attention, mood and executive functions are often among the earliest symptoms of AD. In a separate study of patients with depression, VNS has been shown to potentially have mood elevating effects. In moderate and severe AD, many patients also develop depressive symptoms, so the potential of VNS to not only enhance memory, but also improve depression is of interest in this study.

     VNS using the NCP System under clinical investigation for the treatment of AD is very similar to the therapy for the treatment of epilepsy. The NCP System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck area, under similar programming specifications. As of June 30, 2001, the pilot study has been initiated, one site has been approved and all 10 patients have been implanted.

  Anxiety Disorders Overview

     Anxiety disorders are a major public health problem. According to the World Health Organization and the United States National Institutes of Mental Health
(NIMH), anxiety disorders are the most common of all mental illnesses, affecting approximately 400 million people worldwide at any one time. Up to 40 million people in the United States suffer from anxiety disorders. About 20 million people in the U.S. suffer specifically from OCD, PD and PTSD. Over 1 million Americans suffer from treatment-resistant anxiety. While each anxiety disorder has its own distinct features and symptoms, they all have in common excessive and irrational fear and dread. The majority of patients see no improvement at all or continue to exhibit at least some symptoms such as panic attacks, obsessive thoughts, flashbacks, nightmares and countless physical symptoms that interfere with everyday life. Severe anxiety disorders are associated with a high prevalence of alcohol and substance abuse, vocational dysfunction, financial dependence, disability, and excessive use of medical facilities. Major depression is a common co-morbidity in patients with OCD, PD and PTSD. Recent studies suggest that 50% of patients with PTSD, 67% of patients with OCD and 50% to 65% of patients with PD also suffer from major depression in their lifetimes.

     The estimated cost of anxiety disorders in the United States alone exceeds $40 billion dollars per year, which includes $23.0 billion in non-psychiatric medical treatment costs, $13.3 billion in psychiatric treatment costs and $4.1 billion in indirect workplace costs. The U.S. market for anxiolytics, the drugs used to treat various anxiety disorders, is estimated to exceed $1.5 billion per year. Anxiety has evolved as a vitally important physiological response to dangerous situations. However, the mechanisms that regulate anxiety may break down in a wide variety of circumstances, leading to excessive or inappropriate expression of anxiety. Specific examples include phobias, panic attacks and generalized anxiety. In addition to these common manifestations of anxiety, OCD and PTSD are also classified as anxiety disorders. In OCD, patients experience a high level of anxiety related to their obsessional or compulsive behaviors. When such an individual fails to carry out repetitive behavior such as hand-washing or checking, they experience severe anxiety. The five principal anxiety disorders recognized today are panic disorder (PD), social phobia (SP, also referred to as social anxiety disorder (SAD), obsessive-compulsive disorder
(OCD), generalized anxiety disorder (GAD), and post-traumatic stress disorder
(PTSD).

     For a patient to receive a diagnosis of an anxiety disorder, specific diagnostic criteria must be met for a particular anxiety disorder. For example, the diagnosis of OCD requires obsessions or compulsions that have been recognized by the patient and that cause marked distress, are time consuming, or significantly interfere with the person's normal routine, occupational (or academic) functioning, or usual social activities or relationships. These obsessions or compulsions cannot be caused by a drug, medication or a general medical condition.

     Despite the availability of acutely effective treatments for anxiety disorders, only a minority of patients experience complete sustained remissions and the majority remain at least somewhat symptomatic or improve not at all. In other words, there is a need for a more effective and tolerable long-term or maintenance treatment for anxiety disorders. In extreme cases of OCD and chronic anxiety states, psychosurgery is used as a last resort treatment, but this irreversible treatment is hampered by risks of personality changes, epilepsy, ethical concerns, societal acceptance, and the availability of this treatment. The persistent distress and morbidity associated with the anxiety disorders underscores the importance of developing additional treatment interventions, particularly for those patients with symptoms resistant to standard interventions.

  The Cyberonics Solution

     VNS is now being investigated as a treatment option for depression, a common co-morbidity in anxiety disorders. SSRIs, one of the common treatments for depression, are also commonly used to treat anxiety disorders. The idea of using the NCP System as a treatment for anxiety disorders was initially based on subjective observations from epilepsy clinical studies, functional brain imaging studies in epilepsy patients and animals showing VNS modulation of brain regions involved in regulating mood and anxiety, neurochemical analyses from both clinical and animal studies, and the results of a pilot study of VNS in patients with depression. The use of VNS as an anticonvulsant, as well as the positive results of a preliminary study of VNS in depression, provide the rationale for this study. In the pilot work in depression, equally significant anti-anxiety effects were observed along with improvements in depression. Given the successful use of anticonvulsants and antidepressants in the treatment of anxiety disorders and the demonstration of VNS as an anticonvulsant and preliminarily as an antidepressant, the study of VNS in a treatment-resistant population of patients with anxiety disorders was initiated.

     In December 2000, FDA granted Cyberonics an unconditional IDE for pilot study of left cervical VNS with the NCP System in treating patients with the anxiety disorders of OCD, PD and PTSD. In early 2001, the first study center was initiated and the first patient was implanted in this pilot study. The study is designed to be a 4-center, up to 30 implanted patient open-label pilot study. We expect to complete the acute portion of the pilot study in fiscal year 2003.

     We expect to expend considerable resources completing the pilot studies for obesity, AD, anxiety disorders and other indications development research. We cannot assure you that the clinical outcome of these and other investigational studies will be adequate to justify advancement of these studies to the next clinical phase of testing, or that if we do continue ongoing studies in the indications, that we will be granted the necessary approvals to conduct our studies on a timely basis or at all.

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

     The NCP System consists of the NCP Pulse Generator, the Bipolar Lead, the programming wand and software and the tunneling tool. The NCP Pulse Generator and Bipolar Lead are surgically implanted in a procedure which takes from 30 to 90 minutes, during which time the patient is under general, regional or local anesthesia. The NCP Pulse Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The Bipolar Lead is connected to the NCP Pulse Generator and attached to the vagus nerve in the lower left side of the patient's neck. The patient is generally admitted to the hospital the day of surgery and discharged the same or following day.

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

     NCP Pulse Generator. The NCP Pulse Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The NCP Pulse Generator employs a battery which has an expected life of approximately nine years at standard stimulation parameters. Upon expiration of the battery, the NCP Pulse Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia. Cyberonics manufactures the NCP Model 101 Pulse Generator. The Company's first generation pulse generator, the Model 100, was discontinued in June 2001.

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

     Tunneling Tool. The tunneling tool is a single use sterile, disposable surgical tool designed to be used during surgical placement of the Bipolar Lead. The tool is used for subcutaneous tunneling of the lead assembly between the nerve site in the neck and the NCP Pulse Generator site in the chest.

     Accessory Pack. The Accessory Pack includes one Pulse Generator resistor assembly used to test the function of the device prior to implantation, four NCP Bipolar Lead tie-downs, one hex screwdriver, two setscrews and setscrew plugs.

     The NCP System implant procedure, including device costs, hospital charges and physician fees, costs between $15,000 and $35,000. The current list price for the NCP System is approximately $11,950.

MANUFACTURING AND SOURCES OF SUPPLY

     Our manufacturing operations are required to comply with FDA's Quality System Regulations, commonly referred to as QSR, which incorporates the agency's former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in product design, manufacturing, packaging, labeling, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, we are subject to the compliance requirements of ISO 9001 certification and CE Mark directives. We are audited by KEMA, Quality USA on a semiannual basis and by KEMA, The Netherlands on an annual basis respectively for such compliance.

     The NCP Pulse Generator, which is similar in design and manufacture to a cardiac pacemaker, is comprised of two printed circuit boards and a battery which are hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The circuit boards are next assembled and tested. The assembled circuit boards and battery are then placed in a titanium case which is laser welded. An epoxy header to which the Bipolar Lead connects is added to all sealed units. Each unit is subject to final functional release testing prior to being sterilized by a third party vendor.

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

MARKETING AND SALES

     United States. We sell and market our products through a direct sales force in the United States. As of June 30, 2001, our U.S. sales and marketing organization consisted of 107 full time employees. Our sales and marketing plan focuses on creating widespread awareness and demand for the NCP System among neurologists, surgeons and nurse clinicians involved in the treatment of patients with epilepsy, third party payors who pay for such treatment and patients and their families whose lives are affected by epilepsy. To reach each of these groups, we are using a multidisciplinary sales force consisting of sales personnel with medical device or pharmaceutical sales experience, clinical specialists with nursing experience in epilepsy, reimbursement specialists experienced in obtaining third party coverage and payments for new medical technologies and regional marketing teams experienced in peer to peer marketing programs. In addition to our direct selling activities, we facilitate and support peer to peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the NCP System with others.

     In August 2000, we established the B.J. Wilder Therapy Access Program to promote widespread awareness of VNS among patients, neurologists and third party payors and assist patients with epilepsy who are without medical insurance coverage and who do not have the financial resources to otherwise pay for the NCP System. We expect the program to continue for five years and we expect to donate approximately $250,000 in product cost to the program on an annual basis. Through June 2001, we have donated approximately $50,000 in product costs towards this program.

     International. We market and sell our products through a combination of a direct sales force in certain European countries and distributors elsewhere. As of June 30, 2001, our international sales and marketing organization consisted of 14 full time employees and a number of independent distributors. The NCP System is currently sold by a direct sales force in Germany, France, Austria, Switzerland, Belgium, Norway, Sweden, Denmark and the United Kingdom. As of June 30, 2001, we had distribution agreements with independent distributors covering a number of other countries, principally in Europe. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. We intend to seek additional regulatory and reimbursement approvals in the future in those major markets where the NCP System is not yet approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, we are working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the NCP System if such approvals are obtained. The Japanese clinical trial began in July 1993. In February 1998, our Japanese distributor submitted the results of this study, along with our other clinical trial data, to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

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

     In deciding to cover a new therapy, third-party payors base their initial coverage decisions on several factors including, but not limited to, the status of FDA's review of the product, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. We have implemented a program to provide third-party payors with the clinical and regulatory information that they will need to reach coverage decisions, both by sending materials directly to the payors and by assisting hospitals and physicians in their interactions with the payor.

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

     We believe that many patients who are good candidates for VNS therapy may be covered by Medicaid systems. States are responsible for the operation of a Medicaid program within their borders. Coverage policy and payment mechanisms are widely variable. To date, approximately 42 state Medicaid programs encompassing 95% of the Medicaid patient population cover VNS therapy and provide some form of reimbursement for the implant procedure that makes it economically viable for the implanting hospital. Medicaid policy and payment methodologies change on a regular basis so vigilant and ongoing work is necessary to insure continued access and acceptable reimbursement for patients covered by Medicaid programs.

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

     We believe that significant sales volume will be difficult to generate without appropriate reimbursement approvals. Although VNS using the NCP System has been approved for commercial distribution in European Union Countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes in these countries until reimbursement approvals have been received. We are continuing to pursue appropriate reimbursement approvals in these countries. We cannot be certain when or if such reimbursement will be obtained or whether the levels of reimbursement, if received, will be sufficient to enable us to sell the NCP System on a profitable basis.

PRODUCT DEVELOPMENT

     Our product development efforts are directed toward improving the NCP System and developing new products that provide additional features and functionality while improving cost effectiveness. Product development programs that are underway include ongoing improvements to the NCP Pulse Generator and Bipolar Lead. Significant expenditures include innovative software enhancements to provide more functionality with a focus on improving product ease-of-use for patients and doctors. Product development efforts in lead technology include programs to reduce time in the operating room. We will be required to file for the appropriate United States and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of improved and new products.

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

     We entered into an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder of and consultant to us, pursuant to which we received exclusive licenses on three United States method patents (and such international counterparts as have been or may be issued) covering the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. We believe that these patents give us an advantage. The license agreement runs for the term of licensed patents, which will give us coverage through 2011. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales for the remaining term of the licensed patents.

     We entered into a license agreement with Huntington Medical Research Institute pursuant to which we have licensed two United States patents (including their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement disorders and our patented disorders. Pursuant to the license agreement, we are obligated to pay the licensor a royalty of 1.0% of net sales of NCP Systems using the licensor's standard lead (which includes our bipolar lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. We also agreed to pay minimum royalties of $35,000 for each fiscal year for the life of the licensed patents.

     We entered into an exclusive license agreement with Mitchell Roslin, M.D. on a patent application that covers the use of bilateral vagus nerve stimulation for the treatment of obesity. Pursuant to the proposed license agreement terms, we will be obligated to pay the licensor a royalty rate of 1.0% of the first $10 million of net sales and 0.5% of net sales thereafter. The license agreement terms also will obligate us to pay to licensor advances on royalties of $25,000 per year for five years beginning January 1, 2000 and, upon the completion of certain milestones, up to $325,000 in additional advances on royalties.

     In addition to these license agreements, as of June 30, 2001, we had approximately 30 United States patents and patent applications pending covering various aspects of the NCP Pulse Generator circuits, electrode designs, methods of automatic seizure detection and various therapeutic applications of vagus nerve stimulation. In addition to movement disorders, other method patents cover the fields of eating disorders including obesity, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, including depression and anxiety disorders, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key United States patent applications in certain key international jurisdictions.

     We cannot assure you that patents will be issued from any of the remaining applications or, that if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection of our technology. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us. Notwithstanding the scope of the patent protection available to us, a competitor could develop other methods of controlling epilepsy by stimulation which do not involve the vagus or other cranial nerves, the stimulation of which is patent protected, or which use electrodes which are not covered by the licensed patents.

     We believe that the licenses described above provide us with protection in the United States in the field of cranial nerve stimulation, including vagus nerve stimulation for the control of epilepsy, depression, movement disorders, including Parkinson's Disease and essential tremor, eating disorders, anxiety disorders, obesity, dementia and additional indications for which method patents have been issued. The protection offered by the licensed international patents is not as strong as that offered by the licensed United States patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. In addition, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how or to defend us against claims of infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Litigation could be costly and divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the NCP System, any of which could severely harm our business. We are not currently a party to any patent litigation or other litigation regarding proprietary rights and are not aware of any challenge to our patents or proprietary rights.

GOVERNMENT REGULATION

     The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the United States by federal agencies, primarily FDA, and by comparable state agencies. In the United States, the NCP System is regulated as a medical device and is subject to FDA's premarket approval requirements. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into three classes, class I, II or III. New class III devices, such as the NCP System, are subject to the most stringent FDA review, and require submission and approval of a premarket application before commencement of marketing, sales and distribution in the United States.

     In July 1997, we received FDA approval to market the NCP System in the United States for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. While we have satisfied FDA's requirements to commence domestic sales of our product, we continue to be subject to FDA's ongoing requirements to maintain regulatory compliance. Additionally, pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct clinical follow-up on a total of 50 patients during the first five years of stimulation and to monitor the safety and tolerability of the NCP System. In addition, we have been required by FDA to continue to provide information about which patients benefit most from the device as well as information on any deaths that occur in patients who have the device implanted. FDA may raise additional concerns in the future, accordingly, our business is critically dependent upon ongoing compliance with FDA regulations and requirements.

     In July 1999, FDA granted Expedited Review status for a future premarket approval application for our NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment-resistant chronic or recurrent depression. The study protocol included 30 patients treated for three months with long-term follow up. In September 1999, FDA granted approval for expansion of the pilot clinical study, increasing the number of study sites from four to five and the number of patients from 30 to
60. The 60 patient pilot study was completed in fiscal year 2001. In October 1999, FDA granted unconditional approval for a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. In June 2001, FDA approved an expansion of the depression pivotal study to include up to an additional 30 implanted patients. Enrollment in the U.S. pivotal study including the 30 additional patients was completed by June 30, 2001. We expect to complete and unblind the depression pivotal study by March 2002. If the data is positive, we anticipate submitting the depression study PMA supplement by June 30, 2002 to FDA for Expedited Review.

     In June 2000, FDA approved an IDE for a clinical study utilizing vagus nerve stimulation to treat obesity. Shortly thereafter, we launched a two-phase pilot safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients were implanted and treated at two sites. If the results of the Phase I study justify continued research, up to 24 additional patients will be treated in Phase II, for a total of 30 implanted and treated patients in the pilot study.

     In April 2000, the Swedish government approved a pilot clinical study of vagus nerve stimulation of the treatment of AD. In the last quarter of fiscal 2000, we launched a pilot study to implant up to 10 patients under a study protocol of three months study with long-term follow up. As of June 2001, all 10 patients in the AD study have been implanted.

     In December 2000, FDA granted Cyberonics an unconditional IDE for a pilot study of VNS with the NCP System in treating patients with Obsessive-Compulsive Disorder (OCD), Panic Disorder (PD) and adult onset Post-Traumatic Stress Disorder (PTSD), three of the five types of anxiety disorders. Up to 30 patients at four sites will be implanted with the NCP System and stimulated with left cervical VNS.

     We will be required to obtain FDA approval of a new premarket application or premarket application supplement before making any change to the NCP System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New premarket applications and premarket application supplements generally require submission of information needed to support the proposed change and may require additional clinical data. If clinical data is required for a new indication, FDA can additionally require review of the results of a clinical study by one of their Advisory Panels. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, we could be required to obtain FDA's approval of an investigational device exemption, or IDE, before beginning such testing. We intend to sponsor additional clinical trials of the NCP System in the United States for non-epilepsy central nervous system disorders. We believe that we will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards, also referred to as IRBs, established pursuant to FDA regulations. We may be unable to obtain any required FDA or IRB approvals for such clinical trials, or to complete the studies in a timely manner. Further, the information obtained may not be sufficient to support the filing of a new premarket application or premarket application supplement for the proposed changes. Any of these events would prevent us from obtaining approvals to market our product for the indications which could harm our business.

     We are required to register, and have registered, as a medical device manufacturer with FDA and state agencies and to list our products with FDA. Our facilities are subject to inspection on a routine basis by FDA for compliance with FDA's QSR and other applicable regulations. The QSR imposes procedural and documentation requirements upon us with respect to product designs, manufacturing, testing, control, process validation and similar activities. We received a joint inspection by FDA and the Texas Department of Health (TDH) in January 2001 which yielded inspectional observations resulting in Warning Letters being issued to the Company by FDA and TDH. These Warning Letters were issued on March 23, 2001 and March 9, 2001 respectively, for not fully complying with the Medical Device Reporting Regulation, 21CFR 803 and associated corrective preventive action as required under the Quality System Regulation, 21CFR 820.100. We voluntarily provided a written response, dated February 22, 2001, which detailed our corrective action plan to both FDA and TDH before either Warning Letters were issued. Both FDA and TDH Warning Letters, issued subsequent to the Cyberonics voluntary response, formally acknowledged receipt of the Cyberonics response and that the corrective action plan was adequate.

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

     Clinical testing, manufacturing and sale of our products outside of the United States are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States, and which vary from country to country. In order to market and sell our product in the European community, we must comply with the medical device directives. Cyberonics also complies with the ISO 9001, which is similar to FDA's QSR. We are audited on a voluntary basis for compliance with these directives. We have obtained several foreign governmental approvals, including the approval to use the European Union CE Mark for epilepsy and depression, and have applied for additional approvals. However, we may not be granted the necessary approvals, including approval of new premarket applications or supplements to existing premarket applications for the NCP System, on a timely basis or at all. Delays in receipt of or failure to receive these approvals, or the withdrawal of previously received approvals, could harm our international operations and our business.

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

EMPLOYEES

     As of June 30, 2001, we had 310 full-time employees, including 20 in engineering and product development, 66 in clinical and regulatory affairs, 68 in manufacturing and quality assurance, 107 in sales and marketing and 49 in administration. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

FINANCIAL INFORMATION WITH GEOGRAPHIC AREAS

     A discussion of our financial information about geographic areas is described in note 15 to the financial statements attached hereto.

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

ITEM 2. PROPERTIES

     We lease approximately 77,000 square feet of office and manufacturing space in Houston, Texas through December 2002, and approximately 4,200 square feet in a sales office in Brussels, Belgium through April 2010. We believe that these leased facilities will be adequate to meet our needs at least through April 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

     We recently entered into a Release and Settlement Agreement (Settlement Agreement) with Hi-Tronics Design, Inc. (Hi-Tronics) to settle fully all claims and differences between us. While the terms of the Settlement Agreement are confidential, the amount of the settlement did not have a material adverse affect on our financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders during the fourth quarter of fiscal 2001. Results of the votes taken in connection with our annual meeting of stockholders held on December 29, 2000 were included in our form 10-Q for the quarterly period ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the Nasdaq National Market under the symbol "CYBX." The high and low sale prices for our Common Stock during fiscal 2000 and 2001 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JUNE 30, 2000
First Quarter...............................................  $20.88   $11.25
Second Quarter..............................................   19.50    12.50
Third Quarter...............................................   28.25    14.50
Fourth Quarter..............................................   25.38    11.86
FISCAL YEAR ENDED APRIL 27, 2001
First Quarter...............................................  $29.69   $11.94
Second Quarter..............................................   25.13    16.50
Third Quarter...............................................   23.63    13.38
Fourth Quarter..............................................   16.58    11.30

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

     As of June 30, 2001, there were 323 stockholders of record.

     We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data as of April 27, 2001, and June 30, 2000, and for the ten months ended April 27, 2001 and for each of the years in the two-year period ended June 30, 2000, are derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, except for the ten months ended April 30, 2000, which are included elsewhere herein. The selected financial data as of June 30, 1998, and 1997 and for the years ended June 30, 1998 and 1997 are derived from audited financial statements not included herein.

                                      TEN MONTHS ENDED
                                 ---------------------------                      YEAR ENDED JUNE 30,
                                   APRIL 27,      APRIL 30,    ---------------------------------------------------------
                                     2001           2000           2000           1999           1998           1997
                                 -------------   -----------   ------------   ------------   ------------   ------------
                                                 (UNAUDITED)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net sales......................  $  43,418,736   $37,739,474   $ 47,888,733   $ 29,927,476   $ 14,912,868   $  1,372,005
Cost of sales..................     11,806,353     9,301,092     11,833,507      7,736,137      3,902,468        372,180
                                 -------------   -----------   ------------   ------------   ------------   ------------
Gross profit...................     31,612,383    28,438,382     36,055,226     22,191,339     11,010,400        999,825
Operating expenses:
  Selling, general and
    administrative.............     33,571,072    27,013,684     33,269,266     29,585,570     19,781,268      5,933,852
  Research and development.....     17,201,179     5,823,456      8,037,096      6,724,106      7,391,426      6,549,474
  Non-recurring charges........      6,467,415            --             --             --             --             --
                                 -------------   -----------   ------------   ------------   ------------   ------------
        Total operating
          expenses.............     57,239,666    32,837,140     41,306,362     36,309,676     27,172,694     12,483,326
Interest income................      1,141,939     1,078,598      1,364,985      1,465,549      1,976,792        436,813
Interest expense...............         65,331           330          3,349             --             --             --
Other income (expense), net....       (147,058)     (154,408)       (44,894)       115,236         10,790       (198,143)
                                 -------------   -----------   ------------   ------------   ------------   ------------
Net loss before cumulative
  effect of a change in
  accounting
  principle....................  $ (24,697,733)  $(3,474,898)  $ (3,934,394)  $(12,537,552)  $(14,174,712)  $(11,244,831)
Cumulative effect on prior
  years (to June 30, 1999) of
  changing to a different
  method of
  depreciation.................             --       881,150        881,150             --             --             --
                                 -------------   -----------   ------------   ------------   ------------   ------------
        Net loss...............  $ (24,697,733)  $(2,593,748)  $ (3,053,244)  $(12,537,552)  $(14,174,712)  $(11,244,831)
                                 -------------   -----------   ------------   ------------   ------------   ------------
        Basic and diluted net
          loss per share.......  $       (1.27)  $     (0.14)  $      (0.17)  $      (0.72)  $      (0.88)  $      (0.93)
                                 =============   ===========   ============   ============   ============   ============
Shares used in computing basic
  and diluted net loss per
  share........................     19,382,460    17,929,439     18,044,692     17,503,169     16,104,922     12,030,171
                                 =============   ===========   ============   ============   ============   ============
CONSOLIDATED BALANCE SHEET DATA
  (AS OF YEAR END):
Cash, cash equivalents and
  marketable securities........  $  57,250,907                 $ 20,537,450   $ 24,858,123   $ 38,037,343   $  8,123,456
Working capital................     51,131,639                   30,881,340     25,975,079     39,246,128      7,763,480
Total assets...................     78,314,924                   44,498,435     39,783,153     52,615,294     10,249,737
Accumulated deficit............   (103,630,243)                 (78,932,510)   (75,879,266)   (63,341,714)   (49,167,002)
Common stockholders' equity....  $  59,647,084                 $ 38,407,975   $ 33,448,445   $ 44,698,719   $  8,421,472

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

SUMMARY

     We were founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under IDE from FDA. We received FDA approval to market the NCP System in the United States in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and we also have permission to sell in certain other international markets with the broader indication of refractory epilepsy and without discrimination to patient age.

     In March 2001, the NCP System was approved by N.V. KEMA, an official notified body representing the European Union Countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant major depressive episode. This CE Mark approval, by definition includes the treatment of depression in patients with major depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder, or manic depression. In April, 2001, the NCP System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant major depressive episode. The Canadian approval is similar to CE Mark European approval in that patients with unipolar depression and bipolar depression are included.

     From inception through July 1997, our primary focus was on obtaining FDA approval for the NCP System for the treatment of epilepsy. Since inception, we have incurred substantial expenses, primarily for research and development activities which includes product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up costs. We have also made significant investments in recent periods in connection with the United States market launch of the NCP System and the clinical research costs associated with new indications development, most notably depression. We expect to remain unprofitable through at least fiscal 2003 as we continue our efforts to develop vagus nerve stimulation for new indications, including depression, obesity, AD, anxiety and other disorders covered by our proprietary patent portfolio.

     In March 2001, we elected to change our fiscal year from June 30 to a 52/53 week year ending on the last Friday in April of each year, effective April 27, 2001. Accordingly, fiscal 2001 started July 1, 2000 and ended April 27, 2001.

     For the period from inception through April 27, 2001, we incurred a cumulative net deficit of approximately $103.6 million. Moreover, we expect to devote considerable financial resources in our Depression and Other Indications Business Units for clinical studies in the development of new indications for the NCP System. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2003. As a result, we will continue to experience substantial operating losses at levels exceeding the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2003 if at all.

RESULTS OF OPERATIONS

     Net Sales. Net sales for the ten months ended April 27, 2001, totaled $43.4 million, compared to sales of $37.7 million for the ten months ended April 30, 2000, or an increase of 15%. This increase is due to a combination of volume and product mix. Sales for the twelve months ended June 30, 2000 were $47.9 million, as compared to $29.9 million for the twelve months ended June 30, 1999. International sales were $4.4 million for the ten months ended April 27, 2001, as compared to sales of $3.9 million for the ten months ended April 30, 2000, or an increase of 13%. International sales for the twelve months ended June 30, 2000 were $5.4 million, as compared to $3.6 million for the twelve months ended June 30, 1999. U.S. sales were $39.0 million for the ten months ended April 27, 2001, as compared to $33.8 million for the ten months ended

April 30, 2000, or an increase of 15%. U.S. sales were $42.5 million for the twelve months ended June 30, 2000, as compared to $26.3 million for the twelve months ended June 30, 1999.

     Substantially all sales for the year ended April 27, 2001, and the years ended June 30, 2000 and 1999 were for epilepsy product sales.

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

     Gross Profit. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third party contractor cost, royalties, and the acquisition cost of raw materials and components. Our gross margin was 72.8% for the ten months ended April 27, 2001, as compared to 75.4% for the ten months ended April 30, 2000. The gross margin for the twelve months ended June 30, 2000 and 1999, was 75.3% and 74.2% respectively. Gross margin decreased in fiscal 2001 due to $1.8 million in obsolescence costs. In February 2000, the Model 101 was introduced and immediately gained acceptance with payors, patients and physicians, causing an unanticipated product preference shift away from the Model 100. As a result of the change in demand, existing inventories of the Model 100 were deemed obsolete and written off in fiscal 2001. Without the additional obsolescence charges, the gross margin for the ten months ended April 27, 2001 would have been 77.0%, or an increase of 1.6% over the ten months ended April 30, 2000. We are obligated to pay royalties at a rate of 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between direct and international sales, direct and distributor sales, the NCP System selling price, applicable royalty rates, and the levels of production volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.6 million or 77.3% of sales for the ten months ended April 27, 2001, as compared to $27.0 million or 71.6% of sales for the ten months ended April 2000. The increase is primarily due to the additional expenses associated with the expansion of the sales force in late fiscal 2000 and other increases in personnel to support overall infrastructure and business system improvements. Selling, general and administrative expenses were $33.3 million or 69.5% of sales for the twelve months ended June 30, 2000 and $29.6 million or 98.9% of sales for the twelve months ended June 30, 1999. We expect a significant increase in selling, general and administrative expenses during the fiscal year 2002, largely associated with pre-launch marketing programs for Depression.

     In fiscal 2001, we incurred certain direct administrative expenses in each Indication Business Unit and we began allocating certain administrative expenses to Indications Business Units based upon estimated resource utilization. Selling, general and administrative expenses in the Epilepsy Business Unit for the ten months ended April 27, 2001 were $29.1 million, compared to $27.0 million for the ten months ended April 30, 2000. Selling, general and administrative expenses in the Depression Business Unit for the ten months ended April 27, 2001 were $3.5 million, compared to no expenses for the ten months ended April 30, 2000. Selling, general and administrative expenses in the Other Indications Business Unit for the ten months ended April 27, 2001 were $1.0 million, compared to no expenses for the ten months ended April 30, 2000.

     Research and Development Expenses. Research and development expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. Research and development expenses were $17.2 million, or 39.6% of sales for the ten months ended April 27, 2001, compared to $5.8 million, or 15.4% of sales for the ten months ended April 30, 2000. The increase is due to the additional costs associated with the Depression pivotal study and other new indication pilot studies. Research and development expenses were $8.0 million for the twelve months ended June 30, 2000 and $6.7 million for the twelve months ended June 30, 1999.

     Research and development expenses for the Epilepsy Business Unit during the ten months ended April 27, 2001, were $4.7 million, compared to $4.5 million for the ten months ended April 30, 2000. The research and development expenses for the Epilepsy Business Unit were $5.8 million for the twelve months ended June 30, 2000 and $5.3 million for the twelve months ended June 30, 1999.

     Research and development expenses for the Depression Business Unit for the ten months ended April 27, 2001, were $10.8 million, compared to $1.1 million for the ten months ended April 30, 2000. The increase is primarily due to the additional costs associated with the completion of the pilot study and the launch of the up to 240 patient pivotal study. The research and development expenses for the Depression Business Unit were $1.9 million for the twelve months ended June 30, 2000 and $0.8 million for the twelve months ended June 30, 1999.

     Research and development expenses for the Other Indications Business Unit for the ten months ended April 27, 2001, were $1.7 million, as compared to $0.2 million for the ten months ended April 30, 2000. The increase is the result of ongoing clinical pilot study programs evaluating other applications for VNS, including obesity, Alzheimer's disease, anxiety, and other indications supported by our proprietary patent portfolio. The research and development expenses for the Obesity and Other Indications Business Unit were $0.35 million for the twelve months ended June 30, 2000 and $0.57 million for the twelve months ended June 30, 1999.

     Non-recurring Charges. Non-recurring charges were $6.5 million for the ten months ended April 27, 2001. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6.5 million which includes investment banking fees to Morgan Stanley Dean Witter of $6.0 million. The Company also incurred legal, accounting and consulting fees of approximately $350,000 and other related costs of $117,000.

     Interest Income. Interest income totaled $1.1 million during the ten months ended April 27, 2001, compared to $1.1 million for the ten months ended April 30, 2000. Interest income totaled $1.4 million for the twelve months ended June 30, 2000, compared to $1.5 million for the twelve months ended June 30, 1999. We expect interest and other income to gradually decrease in absolute dollars in future periods, as we utilize our resources to fund future working capital requirements.

     Interest Expense. Interest expense was $65,000 for the ten months ended April 27, 2000, as compared to $330 for the ten months ended April 30, 2000. Interest expense was $3,300 for the twelve months ended June 30, 2000, with no interest expense to report in prior periods. Interest expense is associated with capital leases in manufacturing equipment which bears interest at 6.56% over a term of five years.

     Other Income (Expense), Net. Other income (expense), net, totaled ($147,000) during the ten months ended April 27, 2001, compared to ($154,000) during the ten months ended April 30, 2000. Other income (expense) net, totaled ($44,900) for the twelve months ended June 30, 2000, compared to $115,000 for the twelve months ended June 30, 1999. In all reported periods, other income (expense) consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income (expense) to fluctuate in future periods depending upon fluctuations in currency exchange rates.

     Income Taxes. At April 27, 2001, we had operating loss carryforwards for federal income tax purposes of approximately $97.6 million.

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

     During the ten months ended April 27, 2001, we used approximately $5.1 million of cash from operating activities. Accounts receivable and inventories decreased from $8.3 million and $6.6 million respectively in June 2000 to $6.6 million and $4.3 million respectively in April 2001. We also used approximately $3.6 million to purchase capital equipment to expand manufacturing and business system capabilities. We received approximately $3.0 million in proceeds from the exercise of stock options held by our employees. During the ten months ended April 27, 2001, we raised approximately $42.5 million from the sale of Common Stock in a private equity offering.

     During the twelve months ended June 30, 2000, we used approximately $8.2 million of cash from operating activities. Accounts receivable and inventories increased from $5.4 million and $5.2 million respectively, in June 1999, to $8.3 million and $6.6 million respectively in June 2000. We also used approximately $4.1 million to purchase capital equipment to expand manufacturing capabilities and provide significant improvements in integrated business systems. We received approximately $8.1 million and $1.4 million during the twelve months ended June 30, 2000 and 1999 in proceeds from the exercise of stock options held by our employees. Our liquidity will continue to be reduced as amounts are expensed to support continuing clinical trials and related regulatory affairs, product and process development, and infrastructure development. Although we have no firm commitments, we expect to make capital expenditures of approximately $4.2 million during fiscal 2002, primarily to expand manufacturing capabilities, and to enhance business infrastructure and facilities.

     We believe that our current resources will be sufficient to fund our operations at least through April 30, 2003, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the state of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our international and domestic sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     See Notes 1 and 8 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     In addition to the factors described above in this section and in the section of this Annual Report on Form 10-K entitled "Business," the following additional factors could affect our future results.

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the United States for at least the next two fiscal years. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the

NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in obesity, anxiety disorders and AD applications. Our inability to commercialize successfully the NCP System for depression, obesity and other indications will severely harm our business.

     We may not be able to continue to expand market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 12,500 patients through June 30, 2001, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

     We may not be successful in our efforts to develop VNS for the treatment of depression, obesity, Alzheimer's Disease, anxiety or any other indications. We are in the process of conducting studies to help us evaluate, and ultimately obtain FDA approval, for the use of VNS as a treatment for depression, obesity, Alzheimer's Disease, anxiety and other indications. While we are encouraged by test results to date, we cannot assure you that our test results will continue to be as positive as we currently anticipate or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues will not experience the growth that we currently anticipate.

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

     We may be unable to obtain or maintain adequate third-party reimbursement on our product. Our ability to commercialize the NCP System successfully depends in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System and associated procedures and services and to reimburse at adequate levels for the costs of the NCP System and the related services we have in the United States or internationally. If we fail to achieve or expand favorable coverage decisions for the NCP System in a timely manner, patients and their physicians could be deterred from using the NCP System which could reduce our sales and severely harm our business.

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

     If we do not continue to comply with changing government regulations, we could lose our ability to market and sell our product. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the United States by federal agencies, primarily FDA, and by comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the NCP System and for modified or future-generation products. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the NCP System could severely harm our ability to market and sell our current and future products and improvements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in United States Government obligations and our fixed rate long-term debt. Short-term investments are classified as held to maturity and are carried at amortized costs. We do not hedge interest rate exposure or invest in derivative securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-19 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors, their ages as of June 30, 2001, and certain additional information about them, are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Robert P. Cummins.....................  47    Chairman of the Board of Directors,
                                                President and Chief Executive
                                                Officer and Director
Pamela B. Westbrook...................  43    Vice President, Finance and
                                              Administration, Chief Financial
                                                Officer and Secretary
Shawn P. Lunney.......................  38    Vice President, Market Development
Richard P. Kuntz......................  50    Vice President, Operations
Alan D. Totah.........................  57    Vice President, Regulatory Affairs
Leonard G. Milke......................  53    Vice President, Marketing
Burke T. Barrett......................  37    Vice President, Business and
                                              Technology Development
Reese S. Terry, Jr. ..................  58    Director
Stanley H. Appel, M.D. ...............  67    Director
Tony Coelho...........................  59    Director
Thomas A. Duerden, Ph.D. .............  71    Director
Michael J. Strauss, M.D. .............  48    Director
Alan J. Olsen.........................  53    Director
Ronald A. Matricaria..................  58    Director

     Mr. Cummins became a director of Cyberonics in June 1988. He was appointed President and Chief Executive Officer of Cyberonics in September 1995. He was appointed Chairman of the Board of Cyberonics in June 2001. Until September 1995, he was also a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Until July 1998, Mr. Cummins was also a director of Sigma Circuits Inc., a manufacturer of electronic interconnect products.

     Ms. Westbrook joined Cyberonics as Vice President, Finance and Administration and Chief Financial Officer in October 1998. She was appointed Secretary of Cyberonics in June 2001. Ms. Westbrook has over 20 years in financial management experience and over 14 years in medical device industry experience. From April 1998 to October 1998, she served as Chief Financial Officer for Physicians Resource Group, an ophthalmic physician practice management company. Prior to that, from November 1986 to March 1998, Ms. Westbrook worked for SulzerMedica, a leading manufacturer of implantable medical devices including pacemakers, heart valves and orthopedic implants. Most recently, Ms. Westbrook was Vice President, Finance for SulzerMedica, and Vice President, Controller for Sulzer Cardiovascular Prosthesis Division.

     Mr. Lunney joined Cyberonics in April 1991 and served in various sales, marketing and reimbursement planning positions until May 1996, when he became Vice President, Marketing. He is currently serving as Vice President of Market Development. Prior to joining Cyberonics, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer from December 1985 to April 1991.

     Mr. Kuntz joined Cyberonics as Vice President, Operations in January 2000. Mr. Kuntz has over 27 years of manufacturing and operations management experience in a variety of industries and eight years of experience in medical device and healthcare operations management. Most recently, Mr. Kuntz was President of Manufacturing and Customer Support for Spacelabs Medical Inc., a leader in patient monitoring devices and clinical information systems with annual revenues in excess of $350 million. Prior to that, he was Vice President of Operations at Allied Healthcare Products, a supplier of medical gases and healthcare products and Senior Operations Manager of the Codman and Shurtleff Division of Johnson & Johnson, a manufacturer of a large number of neurosurgical and other medical instruments.

     Mr. Totah joined Cyberonics as Vice President, Regulatory Affairs. Mr. Totah is a Certified Regulatory Affairs Professional and has over 30 years of medical industry regulatory affairs, quality control and quality assurance management experience including 20 years in cardiac rhythm management and regulatory affairs management at Medtronic and Sulzer Intermedics. Most recently, Mr. Totah was Senior Regulatory Manager, Heart Failure and Low Power Leads at Medtronic Inc. Prior to that, he spent 18 years at Sulzer Intermedics, most recently as Director, Regulatory Affairs.

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

     Mr. Barrett joined Cyberonics in December 1997 as Director, Technology Development. In June 2001, he was promoted to Vice President, Business and Technology Development. Mr. Barrett has fifteen years of experience in business development, regulatory and clinical affairs. Prior to joining Cyberonics, Mr. Barrett was Director, Business Development/Regulatory and Clinical Affairs for Biofield Corp, a medical technology company engaged in breast cancer diagnosis research and development. Prior to that, Mr. Barrett was Director, Regulatory and Clinical Affairs with Dornier Medical Systems, Inc., a global medical device and services organization. He previously held positions in regulatory and clinical affairs with Bausch & Lomb, Inc.

     Mr. Terry co-founded Cyberonics in December 1987 and served as Chairman of the Board and Chief Executive Officer of Cyberonics until February 1990, when he became Chairman of the Board and Executive Vice President. He also served as Chief Executive Officer several months in 1995. Mr. Terry resigned from his position as Executive Vice President in February 2000 and from his position as Chairman of the Board and Secretary in June 2001. From 1976 to 1986, Mr. Terry held executive positions with Intermedics, Inc., a medical device and electronics company, including serving as Vice President of Engineering, Vice President of Corporate Technical Resources and, most recently, as Vice President of Quality.

     Dr. Appel has been a director of Cyberonics since December 1996 and the chair of our Scientific Advisory Board since its formation in 1994. Since 1977, Dr. Appel has been Chairman of the Department of Neurology, Baylor College of Medicine.

     Mr. Coelho has been a director of Cyberonics since March 1997 and an independent business consultant since June 1998. From October 1996 to June 1998, Mr. Coelho was the Chairman and Chief Executive Officer of ETC w/tci, the Washington-based education, training and communications subsidiary of Tele-Communications, Inc. From January 1990 to September 1995, Mr. Coelho served as the President and Chief Executive Officer of Wertheim Schroder Investment Services, Inc., an asset management firm, and from October 1989 to September 1995, he served as Managing Director of Wertheim Schroder and Co., an investment banking firm. Mr. Coelho served in the United States House of Representatives from California from 1979 to 1989, and served as House Majority Whip from 1986 to 1989. Mr. Coelho is also on the Board of Directors of Service Corporation International, a funeral service corporation, Warren Resources, an oil and gas exploration company, and Mango Soft Inc., a software company.

     Dr. Duerden has been a director of Cyberonics since March 1989 and an independent business consultant since January 1990. From 1997 to 1999, Dr. Duerden was a director of PathSource, a privately held company which consolidated formerly independent laboratories. From December 1988 through January 1990, Dr. Duerden served as Chairman of the Board and Chief Executive Officer of Tonometrics, Inc., a medical diagnostic device company. From 1979 through 1988, Dr. Duerden served as Chairman and Chief Executive Officer of Electro Biology, Inc., an orthopedic device company.

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

     Mr. Matricaria joined the Board of Directors in June, 2001. He has over thirty years of medical device and pharmaceutical experience at St. Jude Medical, Inc. and Eli Lilly and Company, Inc. In April 1993, he was named President and CEO of St. Jude Medical, Inc. and was elected Chairman of the Board of Directors in January 1995. Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc. His last position was Executive Vice President of the Pharmaceutical Division of Eli Lilly and Company and president of its North American operations. He also served as President of Eli Lilly International Corporation since July 1991. In addition to the Cyberonics Board of Directors, Mr. Matricaria also serves as Chairman of the Board of Directors for St. Jude Medical and is an advisor or board member to several medically related privately owned companies and a private equity healthcare fund.

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

BOARD MEETINGS AND COMMITTEES

     Our Board of Directors held a total of fifteen meetings and acted by written consent two times during the fiscal period ended April 27, 2001. The Board has an Audit Committee and a Compensation Committee. There is no nominating committee or other committee performing a similar function.

     The Audit Committee, which consists of Michael J. Straus, M.D., Thomas A. Duerden and Alan J. Olsen, held five meetings during the fiscal period ended April 27, 2001. This Committee recommends engagement of our independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating our accounting principles and our system of internal accounting controls.

     The Compensation Committee, which consists of Tony Coelho and Stanley H. Appel, held four meetings and acted by written consent 38 times during the fiscal period ended April 27, 2001. This Committee establishes salary and incentive compensation of our executive officers and administers employee benefit plans.

     During the fiscal period ended April 27, 2001, all current directors attended at least 75 percent of the meetings of the Board of Directors and the number of meetings held by committees on which the director served, except Dr. Appel who attended eleven meetings of the Board of Directors and all meetings of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     For the fiscal period ended April 27, 2001, an initial report on Form 3 for Alan Totah was filed late. This report reflects that Mr. Totah does not own any of our stock. To our knowledge, all other Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were in compliance with filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation paid by us for the fiscal period ended April 27, 2001 to the Chief Executive Officer and each of our other most highly compensated executive officers whose total compensation exceeded $100,000. These officers are referred to as the named executive officers:

                                                                    SECURITIES
                                                                    UNDERLYING
                                                                    OPTIONS(#)
                                                                   ------------
                                                                    LONG-TERM
                               FISCAL   SALARY($)     BONUS($)     COMPENSATION    ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     ANNUAL     COMPENSATION      AWARDS      COMPENSATION
---------------------------    ------   ---------   ------------   ------------   ------------
Robert P. Cummins(1).........   2001    $242,308      $105,000       450,000(2)     $   350(3)
  Chairman of the Board         2000     236,538       170,335       100,000            420(3)
  President and Chief           1999     200,000        50,000       100,000            420(3)
  Executive Officer
Pamela B. Westbrook..........   2001    $149,423      $ 39,081            --        $   289(3)
  Vice President, Finance &     2000     155,769        40,335            --            347(3)
  Administration, Chief         1999     103,846        33,750       175,000            260(3)
  Financial Officer,
     Secretary
Shawn P. Lunney..............   2001    $149,423      $ 32,375            --        $   289(3)
  Vice President, Market        2000     155,769         2,835            --            347(3)
  Development                   1999     144,231        87,500(4)     25,000         25,294(3)(5)
Richard P. Kuntz.............   2001    $149,038      $ 42,250            --        $89,304(6)
  Vice President, Operations    2000      76,269        32,835       150,000         12,173(7)
Leonard G. Milke.............   2001    $130,904      $ 27,019            --        $69,238(8)
  Vice President, Marketing     2000      50,580         3,028       100,000         38,808(9)

---------------

(1) Mr. Cummins became an executive officer of Cyberonics in fiscal 1996.

(2) Includes a grant of options to purchase 450,000 shares of our Common Stock at $18.00 per share dated June 2000, which received stockholder approval at the annual meeting in December, 2000.

(3) Represents premiums paid for term-life insurance (except as set forth below).

(4) During fiscal 1999, Mr. Lunney also performed the duties of Sales Area Director for which he earned an additional bonus of $50,000.

(5) Also includes $25,000 paid to Mr. Lunney for sales awards.

(6) Represents $289 for term life insurance and $89,015 for expenses paid to Mr. Kuntz associated with relocation to Houston.

(7) Represents $173 for term-life insurance and $12,000 for expenses paid to Mr. Kuntz associated with relocating to Houston.

(8) Represents $201 for term-life insurance and $69,037 for expenses paid to Mr. Milke associated with relocating to Houston.

(9) Represents $87 for term-life insurance and $38,721 for expenses paid to Mr. Milke associated with relocating to Houston.

     Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the year ended June 30, 2000 to each of the named executive officers:

                                                INDIVIDUAL GRANTS
                              -----------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                            PERCENT OF                                 AT ASSUMED ANNUAL RATES
                              NUMBER OF    TOTAL OPTIONS                                    OF STOCK PRICE
                              SECURITIES    GRANTED TO                                 APPRECIATION FOR OPTION
                              UNDERLYING   EMPLOYEES IN                                       TERM($)(2)
                               OPTIONS        FISCAL        EXERCISE     EXPIRATION   --------------------------
NAME                          GRANTED(#)      YEAR(1)      PRICE($/SH)      DATE          5%            10%
----                          ----------   -------------   -----------   ----------   -----------   ------------
Robert P. Cummins...........   450,000(3)       26%          $18.00       6/9/2010    $5,094,046    $12,909,314
Pamela B. Westbrook.........        --          --               --             --            --             --
Shawn P. Lunney.............        --          --               --             --            --             --
Richard P. Kuntz............        --          --               --             --            --             --
Leonard C. Milke............        --          --               --             --            --             --

---------------

(1) Total number of shares subject to options granted to employees in fiscal 2001 was 1,738,000 which number includes options granted to employee directors.

(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect our estimate of future stock price growth.

(3) Includes a grant of options to purchase 450,000 shares of our Common Stock at $18.00 per share dated June 2000 which received stockholder approval at the annual meeting in December 2000.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Values. The following table sets forth, for each of the named executive officers, each officer's exercise of stock options during the fiscal period ended April 27, 2001 and the year-end value of unexercised options:

                                                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                               SHARES       VALUE         UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                             ACQUIRED ON   REALIZED     OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END
NAME                         EXERCISE(#)    ($)(1)    EXERCISABLE/UNEXERCISABLE(#)(2)   EXERCISABLE/UNEXERCISABLE($)(3)
----                         -----------   --------   -------------------------------   -------------------------------
Robert P. Cummins(4).......      --           --              537,288/591,662                 $2,069,481/$202,416
Pamela B. Westbrook........      --           --                67,501/87,499                     428,294/555,181
Shawn P. Lunney............      --           --               168,666/37,084                   1,067,868/113,662
Richard P. Kuntz...........      --           --               37,500/112,500                               --/--
Leonard G. Milke...........      --           --                21,667/78,333                               --/--

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

(3) Market value of underlying securities at fiscal year-end ($11.47 per share) minus the exercise price.

(4) Includes a grant of options to purchase 450,000 shares of our Common Stock at $18.00 per share dated June 2000 which received stockholder approval at the annual meeting in December 2000.

REPORT OF THE COMPENSATION COMMITTEE

     The following Report of the Compensation Committee of the Board of Directors (the "Compensation Committee") describes the compensation policies and rationale applicable to our executive officers with respect to the compensation paid to such executive officers for the fiscal period ended April 27, 2001.

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

  Base Salaries

     Base salaries for all employees are generally set at levels that are viewed as competitive. The Compensation Committee determined that the primary elements of officer compensation were to be base salaries together with bonus plan earnings and equity participation through options. The increase in annual base salaries for officers for fiscal 2001 was established by the Board of Directors in September 2000 and generally reflected increases of 20% over fiscal 2000 and 1999 levels.

  Bonuses

     We generally establish target bonus levels for executive officers at the same time that annual salary levels were established for the fiscal year. For fiscal 2001, maximum bonus levels were set at 50% of base salary, compared to 30% for fiscal 2000. Bonus payout is generally tied to a combination of company-wide and departmental performance goals. Based upon our performance during fiscal 2001, executive officers were paid an average of 53% of their potential bonuses.

  Stock Option Awards

     The Compensation Committee evaluated the grant of stock options in fiscal 2001 to officers in light of the responsibilities of the officers and their current stakes in our long-term success. No stock options were granted to officers, except the Chief Executive Officer and to new officers as an inducement to enter into employment with the Company.

  Compensation of Chief Executive Officer

     The Compensation Committee believes that the compensation of the Chief Executive Officer, Mr. Cummins, should be closely tied to the success of Cyberonics, and should provide Mr. Cummins with a stake in the future success of Cyberonics. Mr. Cummins' base salary remained unchanged at an annual base salary of $300,000. He was awarded a bonus equal to 48% of his base salary, which represented 48% of the maximum bonus that could be paid.

                                            COMPENSATION COMMITTEE

                                              Stanley H. Appel, M.D.
                                              Tony Coelho

BOARD COMPENSATION

     Directors do not receive any cash compensation for their services as members of the Board of Directors. Non-employee directors are eligible for discretionary option grants under our 1997 Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 30, 2001 certain information with respect to the beneficial ownership of our Common Stock (i) by each person known by us to own beneficially more than five percent of the outstanding shares of our Common Stock, (ii) by each of our directors, (iii) by each of the named executive officers and (iv) by all directors and executive officers as a group. Except as otherwise noted below, we are not aware of any agreements among our stockholders which relate to voting or investment of our shares of our Common Stock.

                                                                SHARES       PERCENTAGE OF
                                                             BENEFICIALLY     OUTSTANDING
NAME OF BENEFICIAL OWNER                                       OWNED(1)     SHARES OWNED(1)
------------------------                                     ------------   ---------------
State of Wisconsin Investment Board........................   2,752,800          12.7%
  P.O. Box 7842
  Madison, WI 53707
Massachusetts Financial Services Co........................   1,780,441           8.2%
  500 Boylston Street, 15th Floor
  Boston, MA 20116
The Clark Estates(2).......................................   1,344,233           6.2%
  One Rockefeller Plaza, 31st Floor
  New York, NY 10020
Robert P. Cummins(3).......................................     703,538           3.2%
Reese S. Terry, Jr.(4).....................................     621,750           2.9%
Pamela B. Westbrook(5).....................................      82,881             *
Shawn P. Lunney(6).........................................     194,017             *
Richard P. Kuntz(7)........................................      53,833             *
Alan Totah(8)..............................................      10,000             *
Leonard G. Milke(9)........................................      28,718             *
Burke T. Barrett(10).......................................      40,001             *
Stanley H. Appel, M.D.(11).................................     146,116             *
Thomas A. Duerden, Ph.D.(12)...............................      67,816             *
Tony Coelho(13)............................................      79,416             *
Michael J. Strauss, M.D.(14)...............................      59,816             *
Alan J. Olsen(15)..........................................      25,791             *
Ronald A. Matricaria(16)...................................       2,400             *
All executive officers and directors as a group (14
  persons)(17).............................................   2,116,093           9.3%

---------------

  *  Less than 1%

 (1) Based on total shares outstanding of 21,608,103 at June 30, 2001. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

 (3) Includes 10,000 shares held in trust for the benefit of Mr. Cummins' children of which Mr. Cummins serves as trustee. Also includes 602,288 shares subject to options exercisable on or before August 29, 2001.

 (4) Includes 102,400 shares held in trusts for the benefit of Mr. Terry's children of which Mr. Terry serves as trustee. Also includes 35,150 shares subject to options exercisable on or before August 29, 2001. Mr. Terry resigned from his position as Chairman and Secretary in June 2001.

 (5) Includes 79,668 shares subject to options exercisable on or before August 29, 2001.

 (6) Includes 113,042 shares subject to options exercisable on or before August 29, 2001.

 (7) Includes 48,333 shares subject to options exercisable on or before August 29, 2001.

 (8) Includes 10,000 shares subject to options exercisable on or before August 29, 2001.

 (9) Includes 28,333 shares subject to options exercisable on or before August 29, 2001.

(10) Includes 17,998 shares subject to options exercisable on or before August 29, 2001.

(11) Includes 102,316 shares subject to options exercisable on or before August 29, 2001.

(12) Includes 54,316 shares subject to options exercisable on or before August 29, 2001.

(13) Includes 72,316 shares subject to options exercisable on or before August 29, 2001.

(14) Includes 52,316 shares subject to options exercisable on or before August 29, 2001.

(15) Includes 22,316 shares subject to options exercisable on or before August 29, 2001.

(16) Includes 2,400 shares subject to options exercisable on or before August 29, 2001.

(17) Includes 1,240,792 shares subject to options held by executive officers and directors, which options are exercisable on or before August 29, 2001. Also includes shares which may be determined to be beneficially owned by executive officers and directors. See Notes 3 through 16.

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

     Covance Health Economics and Outcomes Services, Inc. (Covance) provides health care reimbursement consulting services to us. We paid to Covance $0, $431,662 and $693,844 for such services in fiscal 2001, 2000, and 1999 respectively. Dr. Strauss, one of our directors, was the Executive Vice President of Covance through 1999 and currently serves as a Senior Consultant for Covance.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed with Report

     1. Financial Statements. The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiary, and the Report of Independent Public Accountants are included at pages F-1 through F-19 of this Annual Report on Form 10-K:

                                                               PAGE
DESCRIPTION                                                    NO.
-----------                                                    ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations and Comprehensive
  Income (Loss).............................................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

     2. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1(1)         -- Restated Certificate of Incorporation of Registrant.
          3.2(2)         -- Bylaws of Registrant.
          4.1(2)         -- Second Amended and Restated Preferred Shares Rights
                            Agreement, dated as of August 21, 2000 between
                            Cyberonics, Inc. and First National Bank of Boston, --
                            including the Certificate of Designation, the Form of
                            Rights -- Certificate and the Summary of Rights attached
                            thereto as -- Exhibit A, B and C, respectively.
          4.2            -- Amendment No. 1 to Second Amended and Restated Preferred
                            Share Rights Agreement, dated April 26, 2001.
         10.1(7)*        -- Amended 1991 Employee Stock Purchase Plan.
         10.2(1)         -- License Agreement dated March 15, 1988 between the
                            Registrant and Dr. Jacob Zabara.
         10.3(1)         -- Patent License Agreement effective as of July 28, 1989
                            between the Registrant and Huntington Medical Research
                            Institute.
         10.4(3)         -- Lease Agreement dated November 3, 1994 together with
                            amendments dated April 18, 1996 and April 30, 1997,
                            respectively, between the Registrant and Salitex II, Ltd.
         10.5(1)         -- Form of Indemnification Agreement.
         10.6(1)         -- Amended and Restated Stockholders' Agreement dated
                            October 16, 1992.
         10.7(4)         -- Registration Rights Agreement dated March 28, 1997.
         10.8(5)*        -- Amended and Restated 1996 Stock Option Plan.
         10.9(3)         -- Stockholders' Agreement dated April 8, 1996 between the
                            Registrant and St. Jude Medical, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10(3)        -- Letter Agreement dated March 28, 1997 between the Clark
                            Estates and the Registrant.
         10.11(3)        -- Lease Agreement dated August 19, 1997 between the
                            Registrant and Space Assets II, Inc.
         10.12(6)*       -- 1997 Stock Option Plan.
         10.13(8)        -- 1998 Stock Option Plan.
         21.1(3)         -- List of Subsidiaries of the Registrant.
         23.1            -- Consent of Independent Public Accountants.
         24.1            -- Powers of Attorney (included on the Signature Page to
                            this Form 10-K).

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

                                            Registrant
                                            CYBERONICS, INC.

                                            By:   /s/ PAMELA B. WESTBROOK
                                              ----------------------------------
                                                     Pamela B. Westbrook
                                                Vice President of Finance and
                                                 Administration, Secretary and
                                                    Chief Financial Officer

July 21, 2001

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

                      SIGNATURE                             CAPACITY IN WHICH SIGNED          DATE
                      ---------                             ------------------------          ----

                /s/ ROBERT P. CUMMINS                   Chairman of the Board,            July 21, 2001
-----------------------------------------------------     President, Chief Executive
                  Robert P. Cummins                       Officer (Principal Executive
                                                          Officer)

               /s/ PAMELA B. WESTBROOK                  Vice President, Finance and       July 21, 2001
-----------------------------------------------------     Administration, Secretary and
                 Pamela B. Westbrook                      Chief Financial Officer
                                                          (Principal Financial and
                                                          Accounting Officer)

               /s/ REESE S. TERRY, JR.                  Director                          July 21, 2001
-----------------------------------------------------
                 Reese S. Terry, Jr.

             /s/ STANLEY H. APPEL, M.D.                 Director                          July 21, 2001
-----------------------------------------------------
               Stanley H. Appel, M.D.

                   /s/ TONY COELHO                      Director                          July 21, 2001
-----------------------------------------------------
                     Tony Coelho

            /s/ THOMAS A. DUERDEN, PH.D.                Director                          July 21, 2001
-----------------------------------------------------
              Thomas A. Duerden, Ph.D.

                      SIGNATURE                             CAPACITY IN WHICH SIGNED          DATE
                      ---------                             ------------------------          ----


            /s/ MICHAEL J. STRAUSS, M.D.                Director                          July 21, 2001
-----------------------------------------------------
              Michael J. Strauss, M.D.

                  /s/ ALAN J. OLSEN                     Director                          July 21, 2001
-----------------------------------------------------
                    Alan J. Olsen

              /s/ RONALD A. MATRICARIA                  Director                          July 21, 2001
-----------------------------------------------------
                Ronald A. Matricaria

                       CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF APRIL 27, 2001

                         TOGETHER WITH AUDITOR'S REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cyberonics, Inc.:

     We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. (a Delaware corporation), and its subsidiary as of April 27, 2001 and June 30, 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the period ended April 27, 2001 and the two years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc., and its subsidiary as of April 27, 2001 and June 30, 2000, and the results of their operations and their cash flows for the period ended April 27, 2001 and the two years ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
June 21, 2001

                                CYBERONICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                APRIL 27,       JUNE 30,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS


Current Assets:
  Cash and cash equivalents.................................  $  55,459,183   $ 14,969,479
  Securities held to maturity...............................      1,678,649      5,168,777
  Accounts receivable, net..................................      6,641,249      8,284,948
  Inventories...............................................      4,246,560      6,639,784
  Prepaid expenses..........................................      1,376,874      1,414,719
                                                              -------------   ------------
          Total Current Assets..............................     69,402,515     36,477,707
Securities held to maturity.................................        113,075        399,194
Property and equipment, net.................................      8,650,350      7,466,556
Other assets, net...........................................        148,984        154,978
                                                              -------------   ------------
                                                              $  78,314,924   $ 44,498,435

                                                              =============   ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable..........................................  $   4,868,288   $  1,797,904
  Accrued liabilities.......................................     13,286,661      3,688,687
  Current portion of long-term debt.........................        115,927        109,776
                                                              -------------   ------------
          Total Current Liabilities.........................     18,270,876      5,596,367
Long-term debt..............................................        396,964        494,093
                                                              -------------   ------------
          Total Liabilities.................................     18,667,840      6,090,460
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 2,500,000
     shares authorized; no shares issued and outstanding....             --             --
  Common Stock, $.01 par value per share; 50,000,000 shares
     authorized; 21,474,022 and 18,642,753 shares issued and
     outstanding at April 27, 2001 and June 30, 2000,
     respectively...........................................        214,740        186,428
  Additional paid-in capital................................    165,170,408    117,322,388
  Deferred compensation.....................................     (1,989,850)            --
  Accumulated other comprehensive income (loss).............       (117,971)      (168,331)
  Accumulated deficit.......................................   (103,630,243)   (78,932,510)
                                                              -------------   ------------
          Total Stockholders' Equity........................     59,647,084     38,407,975
                                                              -------------   ------------
                                                              $  78,314,924   $ 44,498,435
                                                              =============   ============

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                TEN MONTHS ENDED              YEAR ENDED JUNE 30,
                                         -------------------------------   --------------------------
                                         APRIL 27, 2001   APRIL 30, 2000      2000           1999
                                         --------------   --------------   -----------   ------------
                                                           (UNAUDITED)
Net sales..............................   $ 43,418,736     $37,739,474     $47,888,733   $ 29,927,476
Cost of sales..........................     11,806,353       9,301,092      11,833,507      7,736,137
                                          ------------     -----------     -----------   ------------
          Gross Profit.................     31,612,383      28,438,382      36,055,226     22,191,339
Operating Expenses:
  Selling, general and
     administrative....................     33,571,072      27,013,684      33,269,266     29,585,570
  Research and development.............     17,201,179       5,823,456       8,037,096      6,724,106
  Non-recurring charges................      6,467,415              --              --             --
                                          ------------     -----------     -----------   ------------
          Total operating expenses.....     57,239,666      32,837,140      41,306,362     36,309,676
                                          ------------     -----------     -----------   ------------
          Loss From Operations.........    (25,627,283)     (4,398,758)     (5,251,136)   (14,118,337)
Interest income........................      1,141,939       1,078,598       1,364,985      1,465,549
Interest expense.......................         65,331             330           3,349             --
Other income (expense), net............       (147,058)       (154,408)        (44,894)       115,236
                                          ------------     -----------     -----------   ------------
Net loss before cumulative effect of a
  change in accounting principle.......    (24,697,733)     (3,474,898)     (3,934,394)   (12,537,552)
Cumulative effect on prior years (to
  June 30, 1999) of changing to a
  different method of depreciation.....             --         881,150         881,150             --
                                          ------------     -----------     -----------   ------------
          Net Loss.....................   $(24,697,733)    $(2,593,748)    $(3,053,244)  $(12,537,552)
                                          ============     ===========     ===========   ============
Net loss per share, basic and diluted:
          Net loss before cumulative
            effect of a change in
            accounting principle.......   $      (1.27)    $     (0.19)    $     (0.22)  $      (0.72)
          Cumulative effect of a change
            in accounting principle....             --            0.05            0.05             --
                                          ------------     -----------     -----------   ------------
          Basic and Diluted Net Loss
            Per Share..................   $      (1.27)    $     (0.14)    $     (0.17)  $      (0.72)
                                          ============     ===========     ===========   ============
          Shares Used in Computing
            Basic and Diluted Net Loss
            Per Share..................     19,382,460      17,929,439      18,044,692     17,503,169
                                          ============     ===========     ===========   ============
Comprehensive Income (Loss):
Net loss...............................   $(24,697,733)    $(2,593,748)    $(3,053,244)  $(12,537,552)
Foreign currency translation
  adjustment...........................         50,360          63,842         (39,855)      (238,741)
                                          ------------     -----------     -----------   ------------
          Comprehensive Income
            (Loss).....................   $(24,647,373)    $(2,529,906)    $(3,093,099)  $(12,776,293)
                                          ============     ===========     ===========   ============
Pro forma amounts assuming retroactive
  application of cumulative effect of a
  change in accounting principle:
          Net Loss.....................   $(24,697,733)    $(3,474,898)    $(3,934,394)  $(11,984,534)
          Net Loss Per Share -- Basic
            and Diluted................   $      (1.27)    $     (0.19)    $     (0.22)  $      (0.68)

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                               COMMON STOCK                                         COMPREHENSIVE
                                          ----------------------     ADDITIONAL        DEFERRED        INCOME        ACCUMULATED
                                            SHARES       AMOUNT    PAID-IN CAPITAL   COMPENSATION      (LOSS)          DEFICIT
                                          -----------   --------   ---------------   ------------   -------------   -------------
Balance at June 30, 1998................  $17,266,433   $172,664    $107,757,504     $        --      $ 110,265     $ (63,341,714)
 Stock options exercised................      262,214      2,622       1,136,919              --             --                --
 Issuance of Common Stock under Employee
   Stock Purchase Plan..................       33,353        334         308,134              --             --                --
 Issuance of options for consultant
   services.............................           --         --          78,010              --             --                --
 Translation adjustment.................           --         --              --              --       (238,741)               --
 Net Loss...............................           --         --              --              --             --       (12,537,552)
                                          -----------   --------    ------------     -----------      ---------     -------------
Balance at June 30, 1999................   17,562,000    175,620     109,280,567              --       (128,476)      (75,879,266)
 Stock options exercised................    1,049,971     10,500       7,660,286              --             --                --
 Issuance of Common Stock under Employee
   Stock Purchase Plan..................       30,782        308         381,535              --             --                --
 Translation adjustment.................           --         --              --              --        (39,855)               --
 Net Loss...............................           --         --              --              --             --        (3,053,244)
                                          -----------   --------    ------------     -----------      ---------     -------------
Balance at June 30, 2000................   18,642,753    186,428     117,322,388              --       (168,331)      (78,932,510)
 Issuance of Common Stock in private
   equity offering, net of offering
   costs................................    2,518,000     25,180      42,445,152              --             --                --
 Stock options exercised................      299,534      2,995       2,774,246              --             --                --
 Issuance of Common Stock under Employee
   Stock Purchase Plan..................       13,635        136         200,511              --             --                --
 Issuance of Common Stock for
   services.............................          100          1           2,311              --             --                --
 Issuance of options for consultant
   services.............................           --         --          63,300         (63,300)            --                --
 Deferred compensation relating to
   issuance of certain stock options....           --         --       2,362,500      (2,362,500)            --                --
 Amortization of deferred compensation
   and expense of certain stock
   options..............................           --         --              --         435,950             --                --
 Translation adjustment.................           --         --              --              --         50,360                --
 Net Loss...............................           --         --              --              --             --       (24,697,733)
                                          -----------   --------    ------------     -----------      ---------     -------------
Balance at April 27, 2001...............  $21,474,022   $214,740    $165,170,408     $(1,989,850)     $(117,971)    $(103,630,243)
                                          ===========   ========    ============     ===========      =========     =============

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 TEN MONTHS ENDED               YEAR ENDED JUNE 30,
                                          -------------------------------   ---------------------------
                                          APRIL 27, 2001   APRIL 30, 2000       2000           1999
                                          --------------   --------------   ------------   ------------
                                                            (UNAUDITED)
Cash Flows From Operating Activities:
  Net loss..............................   $(24,697,733)    $ (2,593,748)   $ (3,053,244)  $(12,537,552)
  Noncash items included in net loss:
     Depreciation.......................      2,421,262        1,126,910       1,449,333      1,515,273
     Loss on disposal of assets.........         21,847               --              --        102,064
     Change in accounting principle.....             --         (881,150)       (881,150)            --
     Amortization of deferred
       compensation and expense of
       certain stock options............        435,950               --              --         78,010
  Changes in operating assets and
     liabilities:
     Accounts receivable, net...........      1,643,699       (3,078,537)     (2,834,945)       408,631
     Inventories........................      2,393,224       (2,454,829)     (1,444,670)    (3,091,511)
     Prepaid expenses...................         37,845         (155,821)       (516,681)       265,085
     Other assets, net..................          5,994          (66,237)        (46,063)        83,977
     Accounts payable and accrued
       liabilities......................     12,668,358          592,314        (848,117)    (1,581,867)
                                           ------------     ------------    ------------   ------------
          Net Cash Used In Operating
            Activities..................     (5,069,554)      (7,511,098)     (8,175,537)   (14,757,890)
Cash Flows From Investing Activities:
  Purchases of property and equipment...     (3,626,903)      (2,594,946)     (4,114,820)    (1,737,314)
  Purchases of marketable securities....     (7,845,792)     (41,030,731)    (52,528,156)   (45,991,718)
  Maturities of marketable securities...     11,622,039       43,722,709      55,055,237     76,345,340
                                           ------------     ------------    ------------   ------------
          Net Cash Provided By (Used In)
            Investing Activities........        149,344           97,032      (1,587,739)    28,616,308
Cash Flows From Financing Activities:
  Proceeds from issuance of Common
     Stock..............................     45,450,532        7,072,098       8,052,629      1,448,009
  Payments on debt......................        (90,978)              --         (43,090)            --
                                           ------------     ------------    ------------   ------------
          Net Cash Provided By Financing
            Activities..................     45,359,554        7,072,098       8,009,539      1,448,009
  Effect of exchange rate changes on
     cash and cash equivalents..........         50,360           63,842         (39,855)      (238,741)
                                           ------------     ------------    ------------   ------------
          Net Increase (Decrease) In
            Cash and Cash Equivalents...     40,489,704         (278,126)     (1,793,592)    15,067,686
  Cash and cash equivalents at beginning
     of period..........................     14,969,479       16,763,071      16,763,071      1,695,385
                                           ------------     ------------    ------------   ------------
  Cash and cash equivalents at end of
     period.............................   $ 55,459,183     $ 16,484,945    $ 14,969,479   $ 16,763,071
                                           ============     ============    ============   ============
Supplementary Disclosures Of Cash Flow
  Information:
  Cash paid for interest................   $     30,796     $         --    $      3,349   $         --
  Noncash purchase of assets under
     capital leases.....................   $         --     $         --    $    646,959   $         --

          See accompanying notes to consolidated financial statements.

                                CYBERONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 27, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

     Nature of Operations. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets the NeuroCybernetic Prosthesis, or NCP System, an implantable medical device which delivers a unique therapy, Vagus Nerve Stimulation (VNS(TM)), for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. In July 1997 the NCP System was approved by the United States Food and Drug Administration ("FDA") for commercial distribution in the United States for the treatment of epilepsy, where the Company presently markets it using its own employee-based direct sales organization. In addition, the NCP System is marketed internationally for the treatment of epilepsy (principally in Europe) using a combination of the Company's own direct sales organization and independent distributors. During fiscal 2001, Cyberonics obtained regulatory approval for commercial distribution of the NCP device for the treatment of depression in the European market and in Canada. The NCP device will be marketed for the treatment of depression in those countries where approval has been obtained. These marketing activities will be expanded to other countries, as approvals are obtained from the applicable regulatory agencies. Cyberonics is headquartered in Houston, Texas.

     In March 2001, the Company elected to change its fiscal year from June 30 to a 52/53 week year ending on the last Friday of April of each year, effective April 27, 2001. Accordingly, fiscal 2001 started July 1, 2000 and ended April 27, 2001.

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

     Foreign Currency Translation. The assets and liabilities of Cyberonics Europe, S.A. are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to the parent company are translated at historical rates. Income statement items are translated at average exchange rates in effect during the financial statement period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Marketable Securities. At April 27, 2001 and June 30, 2000, the Company's investment portfolios consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates ranging up to approximately 24 months and have a fair market value of approximately

                                CYBERONICS, INC.

$1,786,000 and $5,290,000, as of April 27, 2001 and June 30, 2000, respectively.
At April 27, 2001 and June 30, 2000, the Company's investment portfolio consists of the following:

                                            APRIL 27, 2001             JUNE 30, 2000
                                       ------------------------   ------------------------
                                       FAIR MARKET    CARRYING    FAIR MARKET    CARRYING
                                          VALUE        VALUE         VALUE        VALUE
                                       -----------   ----------   -----------   ----------
Current --
  Corporate bonds and commercial
     paper...........................  $  233,000    $  226,756   $1,624,000    $1,626,390
  US treasury obligations............   1,438,000     1,451,893    3,270,000     3,542,387
                                       ----------    ----------   ----------    ----------
                                        1,671,000     1,678,649    4,894,000     5,168,777
Non-current --
  Asset-backed investments...........     115,000       113,075      396,000       399,194
                                       ----------    ----------   ----------    ----------
          Total......................  $1,786,000    $1,791,724   $5,290,000    $5,567,971
                                       ==========    ==========   ==========    ==========

     Accounts Receivable. The Company's allowance for doubtful accounts totaled $138,203 and $162,654 at April 27, 2001 and June 30, 2000, respectively.
Activity in the Company's allowance for doubtful accounts consists of the following:

                                                      APRIL 27,   JUNE 30,    JUNE 30,
                                                        2001        2000        1999
                                                      ---------   ---------   --------
Balance at beginning of period......................  $162,654    $ 495,662   $505,560
Increase in allowance...............................        --           --     25,411
Reductions in allowance.............................    (3,807)    (333,008)        --
Reductions for write-offs...........................   (20,644)          --    (35,309)
                                                      --------    ---------   --------
Balance at end of period............................  $138,203    $ 162,654   $495,662
                                                      ========    =========   ========

     Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. During fiscal 2001, the Company recorded obsolescence charges of $1.8 million.

     Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. Effective July 1, 1999 for financial reporting purposes, the Company computes depreciation using the straight-line method over useful lives ranging from three to nine years.

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

     Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which disclosures are presented in Note 7, "Stock Incentive and Purchase Plans." Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred

                                CYBERONICS, INC.

compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

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

     Reclassifications. Certain amounts in the balance sheet as of June 30, 2000 have been reclassified to conform with those at April 27, 2001.

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                                              APRIL 27,     JUNE 30,
                                                                 2001         2000
                                                              ----------   ----------
Raw materials...............................................  $1,338,885   $2,378,933
Work-in-process.............................................   1,257,784    1,089,891
Finished goods..............................................   1,649,891    3,170,960
                                                              ----------   ----------
                                                              $4,246,560   $6,639,784
                                                              ==========   ==========

                                CYBERONICS, INC.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                              APRIL 27,     JUNE 30,
                                                                2001          2000
                                                             -----------   -----------
Manufacturing equipment....................................  $ 4,120,223   $ 2,727,269
Computer equipment.........................................    3,776,874     2,627,418
Leasehold improvements.....................................    1,741,467     1,405,824
Furniture and fixtures.....................................    1,724,168     1,559,175
Offsite programming equipment..............................    1,691,705       785,693
Construction in progress...................................      197,555     1,388,960
Office equipment...........................................      120,414        98,765
                                                             -----------   -----------
                                                              13,372,406    10,593,104
Accumulated depreciation...................................   (4,722,056)   (3,126,548)
                                                             -----------   -----------
                                                             $ 8,650,350   $ 7,466,556
                                                             ===========   ===========

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               APRIL 27,     JUNE 30,
                                                                 2001          2000
                                                              -----------   ----------
Clinical costs..............................................  $ 5,133,692   $1,059,665
Financial advisor fees......................................    3,785,995           --
Payroll and other compensation..............................    2,354,101    1,391,158
Royalties...................................................      661,340      557,077
Professional services.......................................      456,275      108,953
Warranties..................................................      423,000      375,000
Business insurance..........................................      141,128           --
Other.......................................................      331,130      196,834
                                                              -----------   ----------
                                                              $13,286,661   $3,688,687
                                                              ===========   ==========

NOTE 5. CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE 6. STOCKHOLDERS' EQUITY

     Preferred Stock. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 27, 2001. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices,

                                CYBERONICS, INC.

liquidation preferences and the number of shares constituting any such series, and may determine the designation, terms and conditions of the issuance of any such shares.

     Common Stock. During the year ended June 30, 1999, stock option exercises and issuances of common stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 262,214 and 33,353, respectively. During the year ended June 30, 2000, stock option exercises and issuances of common stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 1,049,971 and 30,782, respectively. During the period ended April 27, 2001, stock option exercises and issuances of common stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 299,534 and 13,635, respectively.

     In February 2001, the Company issued 2,518,000 shares of its common stock in a private offering for $18.00 per share. Proceeds from the issuance totaled approximately $42.5 million after deducting commission and offering costs.

     In November 2000, the Company issued 100 shares of its Common Stock to an individual. The transaction was recorded at the fair market value on the day of the issuance, or $23.12.

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modifications to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. Approximately $394,000 of compensation expense has been recognized in fiscal 2001 for the vested portion of the grant.

     Preferred Share Purchase Rights. In January 1997, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock to stockholders of record on March 10, 1997. The Company amended and restated the Preferred Share Rights Plan ("Plan") on August 21, 2000. The Rights will become exercisable following the tenth day after a person or group of affiliate persons (an "Acquiring Person"), acquires beneficial ownership of 15 percent or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a "Triggering Event"). Each Right entitles the holder thereof to buy 1/1000 of a share of the Company's Series A Participating Preferred Stock at an exercise price of $150 (the "Exercise Price"). The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to a Triggering Event. If, prior to redemption of the Rights, a person becomes an Acquiring Person, each Right (except for Rights owned by the Acquiring Person, which will thereafter be void) will entitle the holder thereof to purchase, at the Right's then current exchange price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. In the event a person becomes an Acquiring Person and the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination, proper provision must be made so that a holder of a Right which has not theretofore been exercised (except for Rights owned by the Acquiring Person, which will thereafter be void), will thereafter have the right to receive, upon exercise of a Right, shares of common stock of the acquiring company having a value equal to two times the then current Exercise Price. At any time after a Triggering Event and prior to acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates) for the Common Stock of the Company at an exchange ratio of one share of common stock per Right. In April 2001, the Company amended the Plan to designate the State of Wisconsin Investment Board

                                CYBERONICS, INC.

(SWIB) as an Exempt Person under the terms of the Plan as long as SWIB is the Beneficial Owner of less than 20%.

NOTE 7.  STOCK INCENTIVE AND PURCHASE PLANS

     Stock Options. Cyberonics has reserved an aggregate of 9,150,000 shares of its Common Stock through April 27, 2001, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 1998 Stock Option Plan (the "Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company sales objectives. During fiscal 1999, 9,250 shares vested upon certain sales milestone achievements. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively.

     The following is a summary of the Company's stock option activity for the years ended June 30, 1999 and June 30, 2000, and the period ended April 27, 2001:

                                                      OUTSTANDING             EXERCISABLE
                                                 ---------------------   ---------------------
                                                              WEIGHTED                WEIGHTED
                                                              AVERAGE                 AVERAGE
                                      SHARES                  EXERCISE                EXERCISE
                                     RESERVED      SHARES      PRICE       SHARES      PRICE
                                    ----------   ----------   --------   ----------   --------
Balance at June 30, 1998..........     301,340    4,055,771    $ 9.16     1,678,620    $4.72
Shares reserved...................     800,000
Granted...........................  (1,529,450)   1,529,450      6.98
Options becoming exercisable......                                          659,510
Exercised.........................                 (262,214)     4.35      (262,214)
Canceled or forfeited.............     675,343     (675,343)     9.95
                                    ----------   ----------              ----------
          Balance at June 30,
            1999..................     247,233    4,647,664      8.62     2,075,916     6.56
Shares reserved...................   1,600,000
Granted...........................  (1,202,700)   1,202,700     16.54
Options becoming exercisable......                                          618,382
Exercised.........................               (1,049,971)     7.02    (1,049,971)
Canceled or forfeited.............     672,283     (672,283)    10.58
                                    ----------   ----------              ----------
          Balance at June 30,
            2000..................   1,316,816    4,128,110     11.00     1,644,327     8.03
                                    ----------   ----------              ----------
Shares reserved...................   1,000,000
Granted...........................  (1,748,000)   1,748,000     17.29
Options becoming exercisable......                                          643,189
Exercised.........................                 (299,534)     9.27      (299,534)
Canceled or forfeited.............     643,325     (643,325)    14.07
                                    ----------   ----------              ----------
          Balance at April 27,
            2001..................   1,212,141    4,933,251    $12.93     1,987,982    $9.76
                                    ==========   ==========              ==========

     For certain options granted, the Company recognizes as compensation or other expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation or other expense totaling $435,950 during fiscal 2001, $0 during fiscal 2000, and $78,010 during fiscal 1999.

                                CYBERONICS, INC.

     The fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 2001, 2000, and 1999: risk-free interest rate of 4.5% for fiscal period 2001 and 5% for fiscal years 2000 and 1999, expected life of five years for options and restricted stock, expected life of six months for purchase plan shares, expected volatility of 253%, 161%, and 290%, respectively, and no expected dividend yields.

     The weighted average fair value of options granted at prices equal to the Company's market value in fiscal years 2001, 2000, and 1999 was $16.94, $15.31, and $8.05, respectively.

     Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                               TEN MONTHS
                                                  ENDED        FISCAL YEARS ENDED JUNE 30,
                                             ---------------   ---------------------------
                                             APRIL 27, 2001        2000           1999
                                             ---------------   ------------   ------------
Net loss --
  As reported..............................   $(24,697,733)    $ (3,053,244)  $(12,537,552)
  Pro forma................................    (33,207,152)     (12,678,014)   (19,320,345)
Loss per share --
  As reported..............................   $      (1.27)    $      (0.17)  $      (0.72)
  Pro forma................................          (1.71)           (0.70)         (1.10)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $35,419, $159,143, and $67,393 related to the purchase discount offered under the Company's Employee Stock Purchase Plan during fiscal 2001, 2000, and 1999, respectively. The weighted average fair values of shares granted to employees were $17.32, $17.57, and $11.27 during fiscal 2001, 2000, and 1999, respectively.

     The Company's outstanding options are segregated into the following five categories in accordance with SFAS No. 123:

               OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                              AS OF APRIL 27, 2001

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       -------------------------------------------------------   ------------------------------------
                       OUTSTANDING AS OF   WEIGHTED-AVERAGE                      EXERCISABLE AS OF
RANGE OF                   APRIL 27,          REMAINING       WEIGHTED-AVERAGE       APRIL 27,       WEIGHTED-AVERAGE
EXERCISE PRICES              2001          CONTRACTUAL LIFE    EXERCISE PRICE          2001           EXERCISE PRICE
---------------        -----------------   ----------------   ----------------   -----------------   ----------------
$ 0.0000-$ 0.6700                950              .5               $ 0.67                  950            $ 0.67
$ 0.6701-$ 5.9750            950,425             5.3               $ 3.59              837,926            $ 3.43
$ 5.9751-$11.9500            722,965             7.2               $ 8.45              255,545            $ 8.50
$11.9501-$17.9250          2,051,793             8.0               $14.75              708,098            $14.81
$17.9251-$29.8750          1,207,118             9.1               $19.88              185,463            $20.82
                           ---------                                                 ---------
                           4,933,251             7.6               $12.93            1,987,982            $ 9.76
                           =========                                                 =========

     During fiscal 2001 and 2000, the Board of Directors approved grants outside of the existing stock option plans. The grants, which totaled 100,000 and 250,000 options, respectively, were approved for new officers as inducements essential to their entering into employment with the Company.

                                CYBERONICS, INC.

     Stock Purchase Plan. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan), 200,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (a) the first business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At April 27, 2001, 22,230 shares remain available for future issuances under the Stock Purchase Plan.

     Stock Recognition Program. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At April 27, 2001, 4,030 shares remain available for future issuances under the program.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets in July 2001. SFAS No. 141 will require all business combinations to be accounted for using the purchase method of accounting; use of the pooling-of-interest method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets regardless of when those assets were initially recognized. SFAS No. 141 and 142 are not anticipated to have an impact on the Company's operating results or financial condition when adopted.

NOTE 9. INCOME TAXES

     Components of the Company's loss before taxes are as follows:

                                                TEN MONTHS
                                                  ENDED           YEAR ENDED JUNE 30,
                                              --------------   --------------------------
                                              APRIL 27, 2001      2000           1999
                                              --------------   -----------   ------------
Domestic....................................   $(23,629,170)   $(2,198,294)  $(10,697,153)
Foreign.....................................     (1,068,563)      (854,950)    (1,840,399)
                                               ------------    -----------   ------------
                                               $(24,697,733)   $(3,053,244)  $(12,537,552)
                                               ============    ===========   ============

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                            TEN MONTHS       YEAR ENDED
                                                              ENDED           JUNE 30,
                                                          --------------   --------------
                                                          APRIL 27, 2001    2000    1999
                                                          --------------   ------   -----
U.S. statutory rate.....................................      (34.0)%       (34.0)% (34.0)%
Increase in deferred tax valuation allowance............       37.4         147.9    37.7
Other, net..............................................       (3.4)       (113.9)   (3.7)
                                                              -----        ------   -----
                                                                0.0%          0.0%    0.0%
                                                              =====        ======   =====

                                CYBERONICS, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                        JUNE 30,
                                                               ---------------------------
                                              APRIL 27, 2001       2000           1999
                                              --------------   ------------   ------------
Deferred tax assets:
  Federal net operating loss
     carryforwards..........................   $ 33,176,347    $ 25,252,567   $ 20,993,968
  Foreign net operating loss
     carryforwards..........................      4,141,114       3,772,374      3,481,691
  Tax credit carryforwards..................      3,267,666       2,276,648      1,945,542
  Warranties................................         46,823         127,500        127,500
  Depreciation..............................             --              --        216,920
  Clinical costs............................             --         103,927        285,851
  Other, net................................      1,047,737         954,388        794,685
                                               ------------    ------------   ------------
          Total deferred tax assets.........     41,679,687      32,487,404     27,846,157
Total deferred tax liabilities, net.........        (91,011)       (126,515)            --
Deferred tax valuation allowance............    (41,588,676)    (32,360,889)   (27,846,157)
                                               ------------    ------------   ------------
          Net deferred tax assets and
            liabilities.....................   $         --    $         --   $         --
                                               ============    ============   ============

     At April 27, 2001, the Company has net operating loss carryforwards of approximately $97.6 million for federal income tax purposes, which expire during the years 2003 through 2021, and tax credit carryforwards of approximately $3.3 million for federal income tax purposes, which expire during the years 2006 through 2021. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance totaling $41.6 million has been established as of April 27, 2001, to fully offset the Company's net deferred tax assets, including those relating to its carryforwards. The valuation allowance increased $9.2 million and $4.5 million for the period ended April 27, 2001 and the year ended June 30, 2000, respectively, due primarily to the Company's additional net operating losses. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating losses and tax credit carryforwards.

NOTE 10. EMPLOYEE RETIREMENT SAVINGS PLAN

     Cyberonics sponsors an employee retirement savings plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the period ended April 27, 2001, and the years ended June 30, 2000, and 1999.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

                                CYBERONICS, INC.

     License Agreements. The Company has executed a license agreement which provides Cyberonics with worldwide exclusive rights under three United States patents (and their international counterparts) covering the method and devices of the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The license agreement provides that the Company will pay a royalty equal to the greater of $36,000 per year or at the rate of 3 percent of sales during fiscal 2001 and through the remaining term of the licensed patents. The license agreement runs for successive three-year terms, renewable at the Company's election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. The Company's royalty payments pursuant to this agreement are expensed as incurred.

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

     Lease Agreements. The Company leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at April 27, 2001, are as follows:

YEAR ENDING ON THE LAST FRIDAY OF APRIL
2002....................................................   $1,549,341
2003....................................................      995,982
2004....................................................      231,927
2005....................................................      136,906
2006....................................................       83,874
                                                           ----------
                                                           $2,998,030
                                                           ==========

     The Company leases certain manufacturing equipment under long-term capital leases with a 6.56% interest rate that mature in April 2005. Capitalized costs of $0 and $646,959 are included in construction in progress at April 27, 2001, and June 30, 2000 respectively. Accumulated depreciation amounted to $97,044 and $0 at April 27, 2001, and June 30, 2000 respectively.

                                CYBERONICS, INC.

     The following is a schedule of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments as of April 27, 2001:

YEAR ENDING ON THE LAST FRIDAY OF APRIL
2002......................................................  $146,129
2003......................................................   146,129
2004......................................................   146,129
2005......................................................   146,129
                                                            --------
          Total minimum lease payments....................   584,516
Less: amount representing interest........................    71,625
                                                            --------
Present value of future minimum lease payments............   512,891
Less: amount due within one year..........................   115,927
                                                            --------
          Amount due after one year.......................  $396,964
                                                            ========

     The Company's rental expense for the period ended April 27, 2001 and the years ended June 30, 2000, and June 30, 1999 amounted to $1,374,230, $1,172,296, and $1,276,760 respectively.

     Other Commitments. At April 27, 2001, Cyberonics had approximately $849,000 in noncancelable commitments related to domestic marketing programs planned for the Company's NCP System during fiscal year 2002, of which approximately $767,000 is scheduled to occur in the first quarter of fiscal year 2002.

     Litigation. The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

     The Company recently entered into a Release and Settlement Agreement (Settlement Agreement) with Hi-Tronics Design, Inc. (Hi-Tronics) to settle fully all claims and differences between the Company and Hi-Tronics. While the terms of the Settlement Agreement are confidential, the amount of the settlement was accrued as of April 27, 2001 and did not have a material adverse effect on the Company's financial position or results of operations.

NOTE 12. RELATED PARTY TRANSACTIONS

     Covance Health Economics and Outcomes Services, Inc. (Covance) provided healthcare reimbursement consulting services to the Company during fiscal years 2000 and 1999. Amounts paid for such services in fiscal year 2000 and 1999, were $431,662 and $693,844 respectively. No amounts were paid during fiscal 2001. A member of the Board of Directors of the Company was the Executive Vice President of Covance through 1999, and he currently serves as a Senior Consultant for Covance.

NOTE 13. CONCENTRATIONS OF CREDIT RISK

     The Company's cash equivalents, securities held to maturity and trade accounts receivable represent potential concentrations of credit risk.

     The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At April 27, 2001, management believes that the Company has no significant concentrations of credit risk related to these assets and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade

                                CYBERONICS, INC.

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

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

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

     Net sales and operating loss by business unit are presented below. The Depression and Other Indications Business Units' operating expense consist primarily of pre-clinical, clinical, direct payroll costs, and allocations of general and administrative expenses.

                                          EPILEPSY       DEPRESSION         OTHER
                                         INDICATION      INDICATION      INDICATIONS
                                        BUSINESS UNIT   BUSINESS UNIT   BUSINESS UNIT      TOTAL
                                        -------------   -------------   -------------   ------------
Ten Months Ended April 27, 2001
  External net sales..................  $ 43,418,736    $         --     $        --    $ 43,418,736
  Operating loss......................    (8,635,991)    (14,252,361)     (2,738,931)    (25,627,283)
Ten Months Ended April 30, 2000
  (unaudited)
  External net sales..................  $ 37,739,474    $         --     $        --    $ 37,739,474
  Operating loss......................    (3,084,806)     (1,084,282)       (229,670)     (4,398,758)
Fiscal Year Ended June 30, 2000
  External net sales..................  $ 47,888,733    $         --     $        --    $ 47,888,733
  Operating loss......................    (3,012,123)     (1,884,251)       (354,762)     (5,251,136)
Fiscal Year Ended June 30, 1999
  External net sales..................  $ 29,927,476    $         --     $        --    $ 29,927,476
  Operating loss(1)...................   (12,185,623)       (815,013)       (564,683)    (13,565,319)

---------------

(1) The depreciation expense component of operating loss for the Epilepsy Indication Business Unit assumes retroactive application of accounting change.

     Geographic Information:

                                                           NET SALES
                                 -------------------------------------------------------------
                                   TEN MONTHS        TEN MONTHS
                                 ENDED APRIL 27,   ENDED APRIL 30,
                                      2001              2000           FY2000        FY1999
                                 ---------------   ---------------   -----------   -----------
                                                     (UNAUDITED)
United States..................    $38,972,088       $33,791,875     $42,533,016   $26,278,585
International..................      4,446,648         3,947,599       5,355,717     3,648,891
                                   -----------       -----------     -----------   -----------
          Total................    $43,418,736       $37,739,474     $47,888,733   $29,927,476
                                   ===========       ===========     ===========   ===========

                                CYBERONICS, INC.

                                                              LONG-LIVED ASSETS, AS OF
                                                              -------------------------
                                                               APRIL 27,     JUNE 30,
                                                                 2001          2000
                                                              -----------   -----------
United States...............................................  $8,739,338    $7,850,419
International...............................................     173,071       170,309
                                                              ----------    ----------
          Total.............................................  $8,912,409    $8,020,728
                                                              ==========    ==========

NOTE 15. NON-RECURRING CHARGES

     Non-recurring charges were $6.5 million for the ten months ended April 27, 2001. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6.5 million which includes investment banking fees to Morgan Stanley Dean Witter of $6.0 million. The Company also incurred legal, accounting and consulting fees of approximately $350,000 and other related costs of $117,000.

NOTE 16. QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

     The following table sets forth certain unaudited condensed quarterly financial data for the fiscal period ended April 27, 2001, and the year ended June 30, 2000. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                           FIRST        SECOND         THIRD        FOURTH
                          QUARTER       QUARTER       QUARTER     QUARTER(1)       TOTALS
                        -----------   -----------   -----------   -----------   ------------
TEN MONTHS ENDED APRIL
  27, 2001
Net sales.............  $13,353,357   $14,201,205   $14,323,721   $ 1,540,453   $ 43,418,736
Gross profit..........    9,908,765    10,808,779    10,470,936       423,903     31,612,383
Net loss..............   (9,946,352)   (3,444,817)   (4,559,052)   (6,747,512)   (24,697,733)
Diluted net loss per
  share(2)............        (0.53)        (0.18)        (0.23)        (0.31)         (1.27)
FISCAL YEAR ENDED JUNE
  30, 2000
Net sales.............  $ 8,663,236   $11,117,439   $14,034,508   $14,073,550   $ 47,888,733
Gross profit..........    6,376,335     8,477,467    10,761,854    10,439,570     36,055,226
Net earnings (loss)...     (776,760)     (223,764)       13,629    (2,066,349)    (3,053,244)
Diluted net earnings
  (loss) per
  share(2)............        (0.04)        (0.01)           --         (0.11)         (0.17)

---------------

(1) Fourth quarter for fiscal year 2001 represents activity for the month of April only, due to the change in fiscal year from June 30 to the last Friday of April.

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

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1(1)         -- Restated Certificate of Incorporation of Registrant.
          3.2(2)         -- Bylaws of Registrant.
          4.1(2)         -- Second Amended and Restated Preferred Shares Rights
                            Agreement, dated as of August 21, 2000 between
                            Cyberonics, Inc. and First National Bank of Boston, --
                            including the Certificate of Designation, the Form of
                            Rights -- Certificate and the Summary of Rights attached
                            thereto as -- Exhibit A, B and C, respectively.
          4.2            -- Amendment No. 1 to Second Amended and Restated Preferred
                            Share Rights Agreement, dated April 26, 2001.
         10.1(7)*        -- Amended 1991 Employee Stock Purchase Plan.
         10.2(1)         -- License Agreement dated March 15, 1988 between the
                            Registrant and Dr. Jacob Zabara.
         10.3(1)         -- Patent License Agreement effective as of July 28, 1989
                            between the Registrant and Huntington Medical Research
                            Institute.
         10.4(3)         -- Lease Agreement dated November 3, 1994 together with
                            amendments dated April 18, 1996 and April 30, 1997,
                            respectively, between the Registrant and Salitex II, Ltd.
         10.5(1)         -- Form of Indemnification Agreement.
         10.6(1)         -- Amended and Restated Stockholders' Agreement dated
                            October 16, 1992.
         10.7(4)         -- Registration Rights Agreement dated March 28, 1997.
         10.8(5)*        -- Amended and Restated 1996 Stock Option Plan.
         10.9(3)         -- Stockholders' Agreement dated April 8, 1996 between the
                            Registrant and St. Jude Medical, Inc.
         10.10(3)        -- Letter Agreement dated March 28, 1997 between the Clark
                            Estates and the Registrant.
         10.11(3)        -- Lease Agreement dated August 19, 1997 between the
                            Registrant and Space Assets II, Inc.
         10.12(6)*       -- 1997 Stock Option Plan.
         10.13(8)        -- 1998 Stock Option Plan.
         21.1(3)         -- List of Subsidiaries of the Registrant.
         23.1            -- Consent of Independent Public Accountants.
         24.1            -- Powers of Attorney (included on the Signature Page to
                            this Form 10-K).

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