Form 10-Q
period 2001-07-27
CYBERONICS INC
filed 2001-09-10
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 27, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    76-0236465
----------------------------------------------         ----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

16511 Space Center Boulevard, Cyberonics Bldg.
              Houston, Texas                                  77058
----------------------------------------------         ----------------------
  (address of principal executive offices)                  (zip code)

       Registrant's telephone number, including area code: (281) 228-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                            OUTSTANDING AT AUGUST 31, 2001
Common Stock - $0.01 par value                           21,616,069

                                CYBERONICS, INC.

                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------

         PART I. FINANCIAL INFORMATION
Item 1   Financial Statements:
           Consolidated Balance Sheets
            July 27, 2001 (unaudited) and April 27,2001..............................         3
           Consolidated Statements of Operations and Comprehensive
            Income (Loss) (unaudited)
               Three months ended July 27, 2001 and July 31, 2000....................         4
           Consolidated Statements of Cash Flows (unaudited)
               Three months ended July 27, 2001 and July 31, 2000....................         5
           Notes to Consolidated Financial Statements (unaudited)....................         6
Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................         8
Item 3   Quantitative and Qualitative Disclosures About Market Risk..................        14


         PART II.  OTHER INFORMATION
Item 6   Exhibits and Reports on Form 8-K............................................        14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                 JULY 27,        APRIL 27,
                                                                                   2001            2001
                                                                              -------------    -------------
                                                                               (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents .............................................   $  45,942,547    $  55,459,183
    Securities held to maturity ...........................................         485,110        1,678,649
    Accounts receivable, net ..............................................       7,939,804        6,641,249
    Inventories ...........................................................       4,376,251        4,246,560
    Other current assets ..................................................       1,579,878        1,376,874
                                                                              -------------    -------------
         Total Current Assets .............................................      60,323,590       69,402,515
Securities held to maturity ...............................................          78,963          113,075
Property and equipment, net ...............................................       9,010,778        8,650,350
Other assets, net .........................................................         223,877          148,984
                                                                              -------------    -------------
                                                                              $  69,637,208    $  78,314,924
                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ......................................................   $   5,293,468    $   4,868,288
    Accrued liabilities ...................................................      10,031,535       13,286,661
    Current portion of long-term debt .....................................         117,839          115,927
                                                                              -------------    -------------
         Total Current Liabilities ........................................      15,442,842       18,270,876
    Long-term debt ........................................................         366,778          396,964
                                                                              -------------    -------------
         Total Liabilities ................................................      15,809,620       18,667,840

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000 shares authorized;
         no shares issued and outstanding .................................              --               --
    Common stock, $.01 par value per share; 50,000,000 shares
         authorized; 21,615,969 and 21,474,022 shares issued and
         outstanding at July 27, 2001 and April 27, 2001,
         respectively .....................................................         216,160          214,740
    Additional paid-in capital ............................................     165,919,631      165,170,408
    Deferred compensation .................................................      (1,855,900)      (1,989,850)
    Accumulated other comprehensive income (loss) .........................        (185,310)        (117,971)
    Accumulated deficit ...................................................    (110,266,993)    (103,630,243)
                                                                              -------------    -------------
         Total Stockholders' Equity .......................................      53,827,588       59,647,084
                                                                              -------------    -------------
                                                                              $  69,637,208    $  78,314,924
                                                                              =============    =============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED
                                                     --------------------------------
                                                        JULY 27,          JULY 31,
                                                          2001              2000
                                                     --------------    --------------

Net sales ........................................   $   14,614,924    $   13,524,005
Cost of sales ....................................        3,108,459         3,320,836
                                                     --------------    --------------
     Gross Profit ................................       11,506,465        10,203,169
Operating expenses:
   Selling, general and administrative ...........       12,548,330         8,734,112
   Research & development ........................        6,127,588         2,949,067
                                                     --------------    --------------
     Total Operating Expenses ....................       18,675,918        11,683,179
     Loss From Operations ........................       (7,169,453)       (1,480,010)
Interest income ..................................          537,028           404,009
Interest expense .................................           16,659             3,537
Other income (expense), net ......................           12,334           (18,150)
                                                     --------------    --------------
Net loss .........................................   $   (6,636,750)   $   (1,097,688)
                                                     --------------    --------------

Basic and diluted net loss per share .............   $        (0.31)   $        (0.06)
                                                     --------------    --------------
Shares used in computing basic and diluted net
  loss per share ...................................     21,587,281        18,623,054
                                                     --------------    --------------

Comprehensive loss:
Net loss .........................................   $   (6,636,750)   $   (1,097,688)
Foreign currency translation adjustment ..........          (67,339)          (79,832)
                                                     --------------    --------------
Comprehensive loss ...............................   $   (6,704,089)   $   (1,177,520)
                                                     ==============    ==============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED
                                                                     --------------------------------
                                                                        JULY 27,          JULY 31,
                                                                         2001               2000
                                                                     --------------    --------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss ......................................................   $   (6,636,750)   $   (1,097,688)
   Non-cash items included in net loss:
     Depreciation ................................................          861,866           506,072
     Gain on disposal of assets ..................................           (6,075)               --
     Amortization of deferred compensation and
        expense related to stock options .........................          133,950                --
   Changes in operating assets and liabilities:
     Accounts receivable, net ....................................       (1,298,555)        1,413,156
     Inventories .................................................         (129,691)          957,886
     Prepaid expenses ............................................         (203,004)         (475,380)
     Other assets, net ...........................................          (74,893)            7,391
     Accounts payable and accrued liabilities ....................       (2,829,946)       (1,208,547)
                                                                     --------------    --------------
       Net cash provided by (used in)operating activities ........      (10,183,098)          102,890

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...........................       (1,216,219)       (1,647,038)
   Purchases of marketable securities ............................               --          (399,194)
   Maturities of marketable securities ...........................        1,227,651           457,232
                                                                     --------------    --------------
       Net cash provided by (used in) investing activities .......           11,432        (1,589,000)


CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock ........................          750,643           980,531
   Payments on debt ..............................................          (28,274)          (51,966)
                                                                     --------------    --------------
       Net cash provided by financing activities .................          722,369           928,565
Effect of exchange rate changes on cash and cash equivalents .....          (67,339)          (79,832)
                                                                     --------------    --------------
       Net decrease in cash and cash equivalents .................       (9,516,636)         (637,377)
Cash and cash equivalents at beginning of period .................   $   55,459,183    $   16,484,945
                                                                     --------------    --------------
Cash and cash equivalents at end of period .......................   $   45,942,547    $   15,847,568
                                                                     ==============    ==============

Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest ....................................   $        8,257    $        3,537
       Noncash purchase of assets under capital leases ...........               --    $      646,959


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 27, 2001

NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 27, 2001 are not necessarily indicative of the results that may be expected for the full year ending April 26, 2002. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2001.

NOTE 2 -- INVESTMENT SECURITIES:

         At July 27, 2001 and April 27, 2001, our entire investment portfolio consisted of cash equivalents and securities held to maturity that are reported at amortized cost. Cash equivalents and securities held to maturity are primarily commercial paper, corporate bonds and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $42,866,000 and a gross unrealized holding gain of approximately $200 at July 27, 2001.

NOTE 3 -- INVENTORIES:

         Inventories consist of the following:

                                                          JULY 27, 2001    APRIL 27, 2001
                                                          --------------   --------------
                                                           (UNAUDITED)

               Raw materials and components ...........   $    1,476,892   $    1,338,885
               Work-in-process ........................        1,515,988        1,257,784
               Finished goods .........................        1,383,371        1,649,891
                                                          --------------   --------------
                                                          $    4,376,251   $    4,246,560
                                                          ==============   ==============

NOTE 4 -- OTHER CURRENT ASSETS:

         Other current assets consist of the following:

                                                          JULY 27, 2001    APRIL 27, 2001
                                                          --------------   --------------
                                                           (UNAUDITED)

               Prepaid expenses .......................   $    1,521,653   $    1,303,049
               Interest receivable ....................           58,225           73,825
                                                          --------------   --------------
                                                          $    1,579,878   $    1,376,874
                                                          ==============   ==============


NOTE 5 -- ACCRUED LIABILITIES:

        Accrued liabilities are as follows:

                                                          JULY 27, 2001    APRIL 27, 2001
                                                          --------------   --------------
                                                           (UNAUDITED)

              Clinical costs ..........................   $    5,234,211   $    5,133,692
              Payroll and other compensation ..........        2,459,402        2,354,101
              Royalties ...............................          702,929          661,340
              Warranties ..............................          372,548          423,000
              Professional services ...................          140,250          456,275
              Business insurance ......................           96,961          141,128
              Financial advisor fees ..................               --        3,785,995
              Other ...................................        1,025,234          331,130
                                                          --------------   --------------
                                                          $   10,031,535   $   13,286,661
                                                          ==============   ==============


NOTE 6 -- STOCKHOLDERS' EQUITY:

    Common Stock. In February 2001, the Company issued 2,518,000 shares of its common stock in a private offering for $18.00 per share. Proceeds from the issuance totaled approximately $42.5 million after deducting commissions and offering costs.

    Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. At July 27, 2001, approximately $512,000 of compensation expense has been recognized for the vested portion of the option grant.

NOTE 7 -- EARNINGS PER SHARE:

    SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the company. For the purpose of computing diluted net loss per share for the three months ended July 27, 2001, no exercise of options was assumed since the result would have been antidilutive. Options to purchase approximately 5.7 million shares of common stock at a weighted average price of $13.15 per share were outstanding as of July 27, 2001 but were not included in the computation of diluted net loss per share.

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENT:

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 and 142 are not anticipated to have an impact on the Company's operating results or financial condition.

NOTE 9 -- SEGMENT INFORMATION:

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

    The following table presents certain financial information about the Company's Indication Business Units. For the three months ended July 31, 2000, the Depression Business Unit and the Other Indications Business Unit expenses consisted primarily of pre-clinical, clinical and payroll expense. For the three months ended July 27, 2001, the Depression Business Unit and the Other

Indications Business Unit expenses consisted of pre-clinical, clinical, payroll and certain general and administrative costs allocated to each business unit based upon estimated resource utilization. Selling and other income/expense have been entirely allocated to the Epilepsy Business Unit.



                                           EPILEPSY       DEPRESSION        OTHER
                                          INDICATION      INDICATION     INDICATIONS
                                         BUSINESS UNIT   BUSINESS UNIT  BUSINESS UNIT          TOTAL
                                         -------------   -------------  -------------      ------------
            For the three months ended
            July 27, 2001
            External net sales.......     $14,614,924    $        --      $        --       $14,614,924
            Net income (loss)........     $ 2,777,346    $(8,057,403)     $(1,356,693)      $(6,636,750)

            For the three months ended
            July 31, 2000
            External net sales.......     $13,524,005    $        --      $        --       $13,524,005
            Net income (loss)........     $    79,102    $  (929,755)     $  (247,035)      $(1,097,688)



      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled "Factors Affecting Future Operating Results." Readers are also encouraged to refer to our Annual Report on Form 10-K for the period ended April 27, 2001 for a further discussion of our business and its risks and opportunities.

SUMMARY

    Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. We operate our business in three business units. The three separate business units include the Epilepsy Business Unit, the Depression Business Unit and the Other Indications Business Unit. All three of these units are reported for accounting purposes as one segment and involve designing, developing, manufacturing and marketing our proprietary NCP System using Vagus Nerve Stimulation (VNS(TM)) for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. The identification and separation of the Indication Business Units reflects the different phases of clinical development and product life cycle of our proprietary NCP System. However, each Indication Business Unit has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures.

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

    The Depression Business Unit is conducting clinical studies of the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. FDA has granted expedited review status for a future premarket approval application (PMA) for our NCP System for these patients. We have completed a 60 patient pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment-resistant chronic or recurrent depression. We are conducting a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 21 institutions and 235 implanted patients. Enrollment in the US pivotal study was completed by June 30, 2001. We expect to complete and unblind the depression pivotal study by March 2002. If the data are positive we anticipate submitting the depression study PMA by June 30, 2002 to FDA for their review. In March 2001, the NCP System was approved by N.V. KEMA, an official notified body representing the European Union Countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. This CE Mark approval, by definition, includes the treatment of depression in patients with depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder, or manic depression. In April, 2001, the NCP System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment intolerant depressive episode. The Canadian approval is similar to CE Mark European approval in that depressed patients with unipolar depression and bipolar depression are included.

    The Other Indications Business Unit is engaged in expanding the range of treatable disorders for VNS in new indications as warranted by our extensive patent portfolio, expected or observed clinical outcomes from ongoing and future pre-clinical and clinical research studies and anecdotal reports of patient experience and market dynamics. The Other Indications Business Unit conducts all clinical research on indications that are in the pre-clinical and/or pilot study phases of research and have not progressed to a pivotal study. We currently have studies underway for the treatment of obesity, Alzheimer's Disease, anxiety disorders and chronic migraine headache as well as studies planned for other disorders covered by our patent portfolio.

    For the period from inception through July 27, 2001, we incurred a cumulative net deficit of approximately $110.3 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up. We expect to devote considerable financial resources in our Depression and Other Indications Business Units for clinical studies in the development of new indications for the NCP System. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2003, if at all. As a result, we will continue to experience substantial operating losses at levels that may exceed the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors including some outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2003, if at all.

RESULTS OF OPERATIONS

    Net Sales. Net sales for the three months ended July 27, 2001 were $14,615,000 reflecting an increase of 8% compared to net sales of $13,524,000 for the three months ended July 31, 2000. First quarter net sales included $13,250,000 from the U.S. market and $1,365,000 from international markets. U.S. net sales for the first quarter increased by 11% over the $11,919,000 in U.S. net sales reported over the same period last year. International net sales decreased by 15% below the $1,605,000 reported during the same period last year. The increase in U.S. net sales is primarily due to higher volume in units sold, product mix, and a higher average selling price. The decrease in international sales is primarily due to lower volume in units sold, and a lower average selling price due to local currency weakness against the U.S. Dollar.

    Gross Profit. Gross profit for the quarter ended July 27, 2001 was $11,506,000 or 78.7% of net sales compared to gross profit of $10,203,000 or 75.4% of net sales for the quarter ended July 31, 2000. The increase in gross profit margin is due to a higher average selling price, higher volume in sales, product mix, and improvements in manufacturing efficiencies.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $12,548,000 or 86% of net sales for the three months ended July 27, 2001 compared to $8,734,000 or 65% of net sales for the quarter ended July 31, 2000. The increase in selling, general and administrative expenses is primarily due to additional pre-launch marketing program costs in the depression business unit.

    We have incurred certain direct administrative expenses in each Indication Business Unit, and we have allocated certain administrative expenses to the Indication Business Units based upon estimated resource utilization. Selling, general and administrative expenses in the Epilepsy Business Unit, the Depression Business Unit and the Other Indications Business Unit were $7,646,000, $4,355,000 and $547,000 respectively for the quarter ended July 27, 2001, and $8,734,000 for Epilepsy, and none for Depression or the Other Indications Business Units for the quarter ended July 31, 2000.

    Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain related regulatory activities. Research and development expenses totaled $6,128,000 or 42% of net sales for the quarter ended July 27, 2001, compared to $2,949,000 or 22% of net sales for the quarter ended July 31, 2000. The increase in research and development expenses is primarily the result of expanded clinical programs in support of clinical studies of the NCP System to develop new indications, including depression, obesity, Alzheimer's Disease, anxiety, and other indications covered by the Company's proprietary patent portfolio.

    The Epilepsy Business Unit research and development expenses were $1,615,000 or 11% of net sales for the quarter ended July 27, 2001, compared to $1,772,000 or 13% of net sales for the quarter ended July 31, 2000. The decrease in expenses during the current quarter as compared to the same quarter during last year, is primarily due to reduced resource utilization in Epilepsy, offset by an increase in the Depression, and Other Indications Business Units development programs.

    The Depression Business Unit research and development expenses were $3,703,000 for the quarter ended July 27, 2001, compared to $930,000 for the quarter ended July 31, 2000. The increase in expenses over the same quarter last year, is the result of expanded clinical studies of the NCP System for the treatment of chronic or recurrent depression in patients with unipolar and bipolar depressive disorders.

    The Depression Business Unit is conducting clinical studies of the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. FDA has granted expedited review status for a future PMA for our NCP System for these patients. We have completed a 60 patient pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment-resistant chronic or recurrent severe depression. We are conducting a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 21 institutions and 235 implanted patients. Enrollment in the U.S. pivotal study was completed by June 30, 2001. We expect to complete and unblind the depression pivotal study by March 2002. If the data are positive we anticipate submitting the depression study PMA by June 30, 2002 to FDA for their review. In March 2001, the NCP System was approved by N.V. KEMA, an official notified body representing the European Union Countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. This CE Mark approval, by definition, includes the treatment of depression in patients with depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder, or manic depression. In April 2001, the NCP System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment intolerant depressive episode. The Canadian approval is similar to CE Mark European approval in that depressed patients with unipolar depression and bipolar depression are included.

    The Other Indications Business Unit research and development expenses were $810,000 for the quarter ended July 27, 2001, compared to $247,000 for the quarter ended July 31, 2000. The increase in expenses over the same quarter last year is the result of expanded clinical programs cost associated with investigational clinical studies for the NCP System for the treatment of various disorders, including obesity, Alzheimer's Disease, anxiety and other indications treatable by VNS and covered by the Company's proprietary patent portfolio.

    Interest Income. Interest income totaled $537,000 and $404,000 for the quarters ended July 27, 2001, and July 31, 2000 respectively. The increase in interest income is due to a higher balance in cash and cash equivalents, offset by lower interest rates.

    Other Income (Expense). Other income (expense) totaled ($4,000) and ($22,000) for the quarters ended July 27, 2001 and July 31, 2000 respectively. The decrease in other expense is primarily due to interest expense of $16,000 offset by other income of $12,000 due to gain in foreign currency translation for a net expense of $4,000 for the quarter ended July 27, 2001, compared to $4,000 in interest expense and $18,000 in exchange loss, for a net other expense of $22,000 during the quarter ended July 31, 2000.

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

    During the three months ended July 27, 2001, net cash used in operating activities was approximately $10,183,000. Accounts receivable increased $1,299,000 to $7,940,000 from $6,641,000 at April 27, 2001. Inventories increased $130,000 to $4,376,000 from $4,246,000 at April 27, 2001. Current liabilities decreased $2,828,000 to $15,443,000 from $18,271,000 at April 27,
2001.

    During the three months ended July 27, 2001, we used approximately $1,216,000 in the purchase of property and equipment. During the same period we received approximately $751,000 in proceeds from the exercise of stock options. In February 2001, we raised approximately $42.5 million from the sale of common stock in a private offering.

    Our liquidity will continue to be reduced as amounts are expended to support continuing clinical trials and related regulatory affairs, product and process development and infrastructure development. We believe that our current resources will be sufficient to fund our operations through April 30, 2003, although there can be no assurance of this as this estimate is based on a number of assumptions, which may not hold true. The availability of financing either before or after that time will depend upon a number of important factors, including the strength of the United States capital markets and economy in general and the health care and medical device segments in particular, the status of our sales activities and the status of our clinical and regulatory activities. We may not be able to raise additional capital when needed on terms favorable to us or at will.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    See Note 8 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    In addition to the factors described above in this section the following additional factors could affect our future results.

    We currently rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of chronic or recurrent depression in patients with unipolar and bipolar depressive disorder. Although we have received approval for VNS in the treatment of chronic recurrent depression in the European Union and Canada, we do not yet have the reimbursement approvals necessary to effectively commercialize the NCP System for the treatment of depression. We cannot assure you that any future approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in obesity, Alzheimer's Disease, anxiety and chronic migraine headache. Our inability to successfully commercialize the NCP System for depression, and other indications may severely harm our business.

    We may not be able to continue to expand market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 12,750 patients through July 27, 2001, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

    We may not be successful in our efforts to develop VNS for the treatment of depression, obesity, Alzheimer's Disease, anxiety, chronic migraine headache or any other indications. We are in the process of conducting studies to help us evaluate, and ultimately obtain FDA approval for, the use of VNS as a treatment for depression, obesity, Alzheimer's Disease, anxiety, chronic migraine headache and other indications. While we are encouraged by test results to date, we cannot assure you that our test results will continue to be as positive as we currently anticipate or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues will not experience the growth we currently anticipate.

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

    Our current and future expense estimates are based, in large part, on estimates of future sales, which are difficult to predict. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected sales shortfall. If our expenses were not accompanied by increased sales, our results of operations and financial condition for any particular quarter may be harmed.

    We may be unable to obtain or maintain adequate third-party reimbursement on our product. Our ability to commercialize the NCP System successfully depends in part on whether third-party payors, including private health care insurers, managed care plans, the United States government's Medicare and Medicaid programs and others, agree both to cover the NCP System and associated procedures and services and to reimburse at adequate levels for the costs of the NCP System and the related services we have in the United States or internationally. If we fail to achieve or maintain favorable coverage decisions for the NCP System in a timely manner, patients and their physicians could be deterred from using the NCP System, which could reduce our sales and severely harm our business.

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

    If we fail to effectively manage our growth, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the NCP System in the United States and potential regulatory approval of VNS in the treatment of chronic or recurrent depression, we have begun and intend to continue to significantly expand the scope of our operations. Such activities have placed, and may continue to place, a significant strain on our resources and operations. Our ability to effectively manage such growth will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business would suffer.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits


          10.1           Employment Agreement Between Cyberonics, Inc. and Robert P. Cummins
                         dated June 1, 2001

          10.2           Severance Agreement Between Cyberonics, Inc. and Burke Barrett dated
                         May 1, 2001

          10.3           Severance Agreement Between Cyberonics, Inc. and Richard P. Kuntz dated
                         May 1, 2001

          10.4           Severance Agreement Between Cyberonics, Inc. and Shawn P. Lunney dated
                         May 1, 2001

          10.5           Severance Agreement Between Cyberonics, Inc. and Alan D. Totah dated
                         May 1, 2001

          10.6           Severance Agreement Between Cyberonics, Inc. and Pamela B. Westbrook
                         dated May 1, 2001


    (b)   Reports on Form 8-K

          none



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

Dated: September 7, 2001

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  10.1         Employment Agreement Between Cyberonics, Inc. and Robert P.
               Cummins dated June 1, 2001

  10.2 Severance Agreement Between Cyberonics, Inc. and Burke Barrett dated May 1, 2001

  10.3 Severance Agreement Between Cyberonics, Inc. and Richard P. Kuntz dated May 1, 2001

  10.4 Severance Agreement Between Cyberonics, Inc. and Shawn P. Lunney dated May 1, 2001

  10.5 Severance Agreement Between Cyberonics, Inc. and Alan D. Totah dated May 1, 2001

  10.6         Severance Agreement Between Cyberonics, Inc. and Pamela B.
               Westbrook dated May 1, 2001