Form 10-Q
period 2001-10-26
CYBERONICS INC
filed 2001-12-07
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended October 26, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                to
                               --------------    ---------------

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                 76-0236465
---------------------------------------------------    -------------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification Number)

  16511 Space Center Boulevard, Cyberonics Bldg.
                  Houston, Texas                                  77058
---------------------------------------------------    -------------------------
      (address of principal executive offices)                  (zip code)

       Registrant's telephone number, including area code: (281) 228-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                          OUTSTANDING AT NOVEMBER 30, 2001
Common Stock - $0.01 par value                        21,635,192

                                CYBERONICS, INC.

                                      INDEX

                                                                                  PAGE NO.
                                                                                  --------
           PART I. FINANCIAL INFORMATION
   Item 1  Financial Statements:
              Consolidated Balance Sheets
                 October 26, 2001 (Unaudited) and April 27, 2001................     3
              Consolidated Statements of Operations and Comprehensive
              Income (Loss) (Unaudited)
                 Three months and six months ended October 26, 2001 and
                 October 31, 2000...............................................     4
              Consolidated Statements of Cash Flows (Unaudited)
                 Six months ended October 26, 2001 and October 31, 2000.........     5
              Notes to Consolidated Financial Statements (Unaudited)............     6
   Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................     8
   Item 3  Quantitative and Qualitative Disclosures About Market Risk...........    14


           PART II.  OTHER INFORMATION
   Item 6  Exhibits and Reports on Form 8-K.....................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   OCTOBER 26,         APRIL 27,
                                                                                      2001                2001
                                                                                  -------------      -------------
                                                                                   (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents ...............................................     $  47,619,442      $  55,459,183
    Securities held to maturity .............................................            69,037          1,678,649
    Accounts receivable, net ................................................         9,207,511          6,641,249
    Inventories .............................................................         4,216,188          4,246,560
    Other current assets ....................................................         1,196,468          1,376,874
                                                                                  -------------      -------------
         Total Current Assets ...............................................        62,308,646         69,402,515
Securities held to maturity .................................................            59,645            113,075
Property and equipment, net .................................................         8,669,566          8,650,350
Other assets, net ...........................................................           238,703            148,984
                                                                                  -------------      -------------
                                                                                  $  71,276,560      $  78,314,924
                                                                                  =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ........................................................     $   5,491,235      $   4,868,288
    Accrued liabilities .....................................................        11,961,464         13,286,661
    Current portion of long-term debt .......................................           119,782            115,927
                                                                                  -------------      -------------
         Total Current Liabilities ..........................................        17,572,481         18,270,876
Line of credit ..............................................................         6,000,000                 --
Long-term debt ..............................................................           336,093            396,964
                                                                                  -------------      -------------
         Total Liabilities ..................................................        23,908,574         18,667,840

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000 shares authorized;
        no shares issued and outstanding ....................................                --                 --
    Common stock, $.01 par value per share; 50,000,000 shares
        authorized;  21,633,525 and 21,474,022 shares issued and
        outstanding at October 26, 2001 and April 27, 2001, respectively ....           216,335            214,740
    Additional paid-in capital ..............................................       166,174,413        165,170,408
    Deferred compensation ...................................................        (1,732,500)        (1,989,850)
    Accumulated other comprehensive income (loss) ...........................          (193,522)          (117,971)
    Accumulated deficit .....................................................      (117,096,740)      (103,630,243)
                                                                                  -------------      -------------
         Total Stockholders' Equity .........................................        47,367,986         59,647,084
                                                                                  -------------      -------------
                                                                                  $  71,276,560      $  78,314,924
                                                                                  =============      =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                              ENDED                              ENDED
                                                 ------------------------------      ------------------------------
                                                  OCTOBER 26,      OCTOBER 31,       OCTOBER 26,       OCTOBER 31,
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
Net sales ..................................     $ 16,882,244      $ 14,014,994      $ 31,497,168      $ 27,538,999
Cost of sales ..............................        3,452,267         3,578,183         6,560,726         6,899,019
                                                 ------------      ------------      ------------      ------------
     Gross Profit ..........................       13,429,977        10,436,811        24,936,442        20,639,980
Operating expenses:
   Selling, general and administrative .....       14,551,225        10,068,710        27,099,555        18,802,822
   Research & development ..................        6,035,007         5,647,350        12,162,595         8,596,417
   Non-recurring charges ...................               --         6,467,415                --         6,467,415
                                                 ------------      ------------      ------------      ------------
     Total Operating Expenses ..............       20,586,232        22,183,475        39,262,150        33,866,654
                                                 ------------      ------------      ------------      ------------
     Loss From Operations ..................       (7,156,255)      (11,746,664)      (14,325,708)      (13,226,674)
Interest income ............................          341,296           353,086           878,324           757,095
Interest expense ...........................           53,665            12,913            70,324            16,450
Other income (expense), net ................           38,877          (216,612)           51,211          (234,762)
                                                 ------------      ------------      ------------      ------------
Net loss ...................................     $ (6,829,747)     $(11,623,103)     $(13,466,497)     $(12,720,791)
                                                 ------------      ------------      ------------      ------------

Basic and diluted net loss per share .......     $      (0.32)     $      (0.62)     $      (0.62)     $      (0.68)
                                                 ------------      ------------      ------------      ------------
Shares used in computing basic and diluted
net loss per share .........................       21,622,189        18,696,866        21,604,735        18,659,960
                                                 ------------      ------------      ------------      ------------

Comprehensive loss:
Net loss ...................................     $ (6,829,747)     $(11,623,103)     $(13,466,497)     $(12,720,791)
Foreign currency translation adjustment ....           (8,212)          148,676           (75,551)           68,844
                                                 ------------      ------------      ------------      ------------
Comprehensive loss .........................     $ (6,837,959)     $(11,474,427)     $(13,542,048)     $(12,651,947)
                                                 ============      ============      ============      ============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE SIX MONTHS ENDED
                                                                ------------------------------
                                                                OCTOBER 26,       OCTOBER 31,
                                                                    2001              2000
                                                                ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss ................................................     $(13,466,497)     $(12,720,791)
  Non-cash items included in net loss:
    Depreciation ..........................................        1,791,426         1,119,183
    Gain on disposal of assets ............................           (5,474)               --
    Amortization of deferred compensation and
     expense related to stock options .....................          257,350                --
  Changes in operating assets and liabilities:
    Accounts receivable, net ..............................       (2,566,262)        1,949,388
    Inventories ...........................................           30,372         2,117,280
    Prepaid expenses ......................................          180,406          (505,223)
    Other assets, net .....................................          (89,719)           31,931
    Accounts payable and accrued liabilities ..............         (702,250)        6,557,051
                                                                ------------      ------------
      Net cash used in operating activities ...............      (14,570,648)       (1,451,181)

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchases of property and equipment .....................       (1,805,168)       (3,311,270)
  Purchases of marketable securities ......................               --        10,209,794
  Maturities of marketable securities .....................        1,663,042       (10,104,580)
                                                                ------------      ------------
    Net cash used in investing activities .................         (142,126)       (3,206,056)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from line of credit ............................        6,000,000                --
  Proceeds from issuance of Common Stock ..................        1,005,600         2,021,170
  Payments on debt ........................................          (57,016)          (78,886)
                                                                ------------      ------------
    Net cash provided by financing activities .............        6,948,584         1,942,284

Effect of exchange rate changes on cash and cash
 equivalents ..............................................          (75,551)           68,844
                                                                ------------      ------------
    Net decrease in cash and cash equivalents .............       (7,839,741)       (2,646,109)
Cash and cash equivalents at beginning of period ..........       55,459,183        16,484,945
                                                                ------------      ------------
Cash and cash equivalents at end of period ................     $ 47,619,442      $ 13,838,836
                                                                ============      ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest ................................     $     42,516      $     16,450
    Non-cash purchase of assets under capital leases ......     $         --      $    646,959


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 26, 2001

    NOTE 1 -- BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 26, 2001 are not necessarily indicative of the results that may be expected for the full year ending April 26, 2002. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2001.

    NOTE 2 -- INVESTMENT SECURITIES:

        At October 26, 2001 and April 27, 2001, our entire investment portfolio consisted of cash equivalents and securities held to maturity that are reported at amortized cost. Cash equivalents and securities held to maturity are primarily commercial paper, corporate bonds and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $35,088,000 and a gross unrealized holding gain of approximately $1,100 at October 26, 2001.

    NOTE 3 -- INVENTORIES:

        Inventories consist of the following:

                                                            OCTOBER 26, 2001         APRIL 27, 2001
                                                            ----------------         --------------
                                                              (UNAUDITED)
                   Raw materials and components..             $ 1,625,821              $ 1,338,885
                   Work-in-process...............               1,432,868                1,257,784
                   Finished goods................               1,157,499                1,649,891
                                                              -----------              -----------
                                                              $ 4,216,188              $ 4,246,560
                                                              ===========              ===========

    NOTE 4 -- OTHER CURRENT ASSETS:

        Other current assets consist of the following:

                                                            OCTOBER 26, 2001         APRIL 27, 2001
                                                            ----------------         --------------
                                                              (UNAUDITED)
                   Prepaid expenses..............              $1,185,559               $1,303,049
                   Interest receivable...........                  10,909                   73,825
                                                               ----------               ----------
                                                               $1,196,468               $1,376,874
                                                               ==========               ==========

    NOTE 5 -- ACCRUED LIABILITIES:

        Accrued liabilities are as follows:


                                                            OCTOBER 26, 2001         APRIL 27, 2001
                                                            ----------------         --------------
                                                              (UNAUDITED)
                  Clinical costs.................             $  6,481,580            $ 5,133,692
                  Payroll and other compensation.                2,866,357              2,354,101
                  Royalties......................                  670,252                661,340
                  Warranties.....................                  422,203                423,000
                  Professional services..........                  290,647                456,275
                  Business insurance.............                   82,697                141,128
                  Financial advisor fees.........                       --              3,785,995
                  Other..........................                1,147,728                331,130
                                                              ------------            -----------
                                                              $ 11,961,464            $13,286,661
                                                              ============            ===========

NOTE 6 - LINE OF CREDIT:

         In September 2001, the Company established a revolving credit facility for $10,000,000 which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. The available borrowing base at October 26, 2001 was $7,024,000. Interest is payable in the amount of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the terms of the revolving credit facility the Company agreed to maintain a liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $5,000,000. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. As of October 26, 2001, the Company had $6,000,000 in borrowings outstanding under the credit facility.

NOTE 7 -- STOCKHOLDERS' EQUITY:

    Common Stock. In February 2001, the Company issued 2,518,000 shares of its common stock in a private offering for $18.00 per share. Proceeds from the issuance totaled approximately $42.5 million after deducting commissions and offering costs.

    Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. At October 26, 2001, approximately $630,000 of compensation expense has been recognized for the vested portion of the option grant.

NOTE 8 -- EARNINGS PER SHARE:

    SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and would then share in net income or loss of the Company. For the purpose of computing diluted net loss per share for the six months ended October 26, 2001, no exercise of options was assumed since the result would have been antidilutive. Options to purchase approximately 6.1 million shares of common stock at a weighted average price of $13.31 per share were outstanding as of October 26, 2001 but were not included in the computation of diluted net loss per share.

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENT:

    In August 2001, the Financial Accounting Standard Board (FASB) issued, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under this Statement, the FASB established a single accounting model for valuation of long-lived assets. The provisions of SFAS No. 144 are required to be applied to the Company for the 2003 fiscal year and, as such, the Company will adopt the statement on April 27, 2002. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's operating results or financial condition.

NOTE 10 -- SEGMENT INFORMATION:

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

    The following table presents certain financial information about the Company's Indication Business Units. For the six months ended October 31, 2000, the Depression Business Unit and the Other Indications Business Unit expenses consisted primarily of pre-clinical, clinical and payroll expense. For the six months ended October 26, 2001, the Depression Business Unit and the Other Indications Business Unit expenses consisted of pre-clinical, clinical, payroll and other costs allocated to each business unit based upon estimated resource utilization. Selling and other income/expense have been reported entirely in the Epilepsy Business Unit.

                                            EPILEPSY        DEPRESSION           OTHER
                                           INDICATION       INDICATION        INDICATIONS
                                          BUSINESS UNIT    BUSINESS UNIT     BUSINESS UNIT        TOTAL
                                          -------------    -------------     -------------     ------------
            For the six months ended
            October 26, 2001
            External net sales.......     $  31,497,168    $          --     $          --     $ 31,497,168
            Net income (loss)........     $   5,578,799    $ (16,115,791)    $  (2,929,505)    $(13,466,497)

            For the six months ended
            October 31, 2000
            External net sales.......     $  27,538,999    $          --     $          --     $ 27,538,999
            Net loss.................     $  (6,740,106)   $  (5,186,840)    $    (793,845)    $(12,720,791)

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

    The Epilepsy Business Unit designs, develops, manufactures and markets the NCP System for the treatment of epilepsy. The NCP System was approved by the United States Food and Drug Administration, also referred to as FDA, on July 16, 1997 as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. The NCP System has also received regulatory approval for sale in Canada, Europe, Australia and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to patient age or seizure type. We have completed a total of seven clinical studies, including five controlled acute phase studies involving over 450 patients, a long-term multi-year follow-up study involving 243 patients and a mortality study. The Depression Business Unit is conducting clinical studies of the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. FDA has granted expedited review status for a future premarket approval application (PMA) for our NCP System for these patients. We have completed a 60 patient pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment-resistant chronic or recurrent depression. We are conducting a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 21 institutions and 235 implanted patients. Enrollment in the US pivotal study was completed by June 30, 2001 and the last patient exited the acute phase of the study in October 2001. We expect to complete and unblind the depression pivotal study by February 2002. If the study results are positive we anticipate submitting the depression study PMA by May 31, 2002 to FDA for their review. In March 2001, the NCP System was approved by N.V. KEMA, an official notified body representing the European Union Countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. This CE Mark approval, by definition, includes the treatment of depression in patients with depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder, or manic depression. In April 2001, the NCP System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. The Canadian approval is similar to CE Mark European approval in that depressed patients with unipolar depression and bipolar depression are included.

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

    For the period from inception through October 26, 2001, we incurred a cumulative net deficit of approximately $117.1 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities and manufacturing start-up. We expect to devote considerable financial resources in our Depression and Other Indications Business Units for clinical studies in the development of new indications for the NCP System. The clinical studies for depression and other indications are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2003, if at all. As a result, we will continue to experience substantial operating losses at levels that may exceed the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors including some outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2003, if at all.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the three months ended October 26, 2001 were $16,882,000 reflecting an increase of $2,867,000, or 20.5% over $14,015,000 for the same period last year. Second quarter net sales included $15,180,000 from the U.S. market and $1,702,000 from international markets. U.S. net sales for the second quarter increased by $2,545,000, or 20.1% over the $12,635,000 for the same period last year. International net sales increased by $322,000, or 23.3% over the $1,380,000 over the same period last year. The increase in sales in both is primarily due to higher volume, product mix, and a higher average selling price.

         Net sales for the six months ended October 26, 2001 were $31,497,000 reflecting an increase of $3,958,000, or 14.4% over $27,539,000 for the same period last year. Net sales for the six months ended October 26, 2001 included $28,430,000 from the U.S. market and $3,067,000 from international markets. U.S. net sales for the six months ended October 26, 2001 increased by $3,876,000, or 15.8% over the $24,554,000 for the same period last year. International net sales for the six months ended October 26, 2001 increased by $82,000, or 2.7% over $2,985,000 for the same period last year. The increase in net sales for the six months ended October 26, 2001 is primarily due to higher volume, product mix, and a higher average selling price.

         Gross Profit. Gross profit for the quarter ended October 26, 2001 was $13,430,000, or 79.6% of net sales compared to gross profit of $10,437,000, or 74.5% for the same period last year. The increase in gross profit margin is due to higher sales volume, product mix, higher average selling price, and improvements in manufacturing efficiencies. Gross profit for the six months ended October 26, 2001 was $24,936,000, or 79.2% of net sales compared to gross profit of $20,640,000, or 74.9% for the same period last year. The increase in gross profit margin is due to a higher volume in sales, higher average selling price, product mix, and improvements in manufacturing efficiencies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended October 26, 2001 totaled $14,551,000, or 86.2% of net sales compared to $10,069,000, or 71.8% of net sales for the same period last year. Selling, general and administrative expenses for the six months ended October 26, 2001 totaled $27,100,000, or 86.0% of net sales compared to $18,803,000, or 68.3% of net sales for the same period last year. The increase in selling, general and administrative expenses for the three and six months ended October 26, 2001 is primarily due to additional pre-launch marketing program costs in the Depression Business Unit.

         We have incurred certain direct administrative expenses in each Indication Business Unit, and we have allocated certain administrative expenses to the Indication Business Units based upon estimated resource utilization. Selling, general and administrative expenses for the three months ended October 26, 2001 in the Epilepsy Business Unit, the Depression Business Unit and the Other Indications Business Unit were $9,194,000, $4,694,000 and $663,000 respectively as compared to $9,223,000, $714,000 and $132,000 respectively for the same period last year. Selling, general and administrative expenses for the six months ended October 26, 2001 in the Epilepsy, Depression and Other Indications Business Units were $16,841,000, $9,049,000 and $1,210,000 respectively, as compared to $17,957,000, $714,000 and $132,000 respectively for the same period last year.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the quarter ended October 26, 2001 totaled $6,035,000, or 35.7% of net sales, compared to $5,647,000, or 40.3% of net sales for the same period last year. For the six months ended October 26, 2001 research and development expenses were $12,163,000, or 38.6% of net sales compared to $8,596,000, or 31.2% of net sales for the same period during the previous year. The increase in research and development expenses is primarily the result of expanded clinical programs in support of the NCP System to develop new indications, including depression, Alzheimer's Disease, anxiety, obesity and other indications covered by the Company's proprietary patent portfolio.

         For the quarter ended October 26, 2001 the Epilepsy Business Unit research and development expenses were $1,761,000, or 10.4% of net sales compared to $1,690,000, or 12.1% of net sales for the same period last year. The increase in research and development expenses is primarily related to expanded regulatory activities to support the Epilepsy Business Unit. For the six months ended October 26, 2001 the Epilepsy Business Unit research and development expenses were $3,377,000, or 10.7% of net sales compared to $3,462,000, or 12.6% of net sales for the same period last year. The decrease in expenses for the six months ended October 26, 2001, as compared to last year, is due to reduced resource utilization in Epilepsy, offset by increases in the depression and other indications development programs.

         For the quarter ended October 26, 2001 the Depression Business Unit research and development expenses were $3,364,000 compared to $3,542,000 for the same period last year. The decrease in expenses for the quarter ended October 26, 2001 as compared to the same quarter last year is due to the higher level of enrollment and clinical costs in the depression pivotal study in the second quarter of last year. For the six months ended October 26, 2001 the Depression Business Unit research and development expenses were $7,067,000 compared to $4,472,000 for the same period last year. The increase in expenses for the six months ended October 26, 2001 over the same period last year is the result of expanded clinical studies of the NCP System for the treatment of chronic or recurrent depression in patients with unipolar and bipolar depressive disorders.

         For the quarter ended October 26, 2001 the Other Indications Business Unit research and development expenses were $910,000 compared to $415,000 for the same period last year. For the six months ended October 26, 2001 the Other Indications Business Unit research and development expenses were $1,719,000 compared to $662,000 for the same period last year. The increase in research and development expenses in the Other Indications Business Unit for the three and six months ended October 26, 2001 as compared to the same periods last year is the result of expanded clinical programs and cost associated with investigational clinical studies of the NCP System for the treatment of various disorders, including Alzheimer's Disease, anxiety, obesity, and other indications treatable by VNS and covered by the Company's proprietary patent portfolio.

         Interest Income. Interest income for the three months ended October 26, 2001 totaled $341,000 compared to $353,000 for the same period during the previous year. For the six months ended October 26, 2001 interest income was $878,000 compared to $757,000 for the same period during the previous year. The difference in interest income for the three and six months ended October 26, 2001 as compared to the same periods last year is primarily due to higher average cash and cash equivalent balances offset by significantly lower interest rates.

         Interest Expense. For the three months ended October 26, 2001, interest expense totaled $54,000 compared to $13,000 for the same period during the previous year. For the six months ended October 26, 2001, interest expense totaled $70,000 compared to $16,000 for the same period during the previous year. The increase in interest expense in the quarter and year to date ended October 26, 2001 is primarily due to interest incurred as a result of borrowings under the line of credit facility entered into in September 2001.

         Other Income (Expense), Net. For the three months ended October 26, 2001, other income (expense), net totaled $39,000 compared to ($217,000) for the same period during the previous year. For the six months ended October 26, 2001, other income (expense) totaled $51,000 compared to ($235,000) for the same period during the previous year. Other income (expense), net for both periods is primarily due to transaction gains (losses) associated with currency exchange.

         Income Taxes. Due to our operating loss history, to date we have established a valuation allowance to fully offset deferred tax assets, including those related to tax carry-forwards, resulting in no income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the operating loss carry-forwards.

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

    During the six months ended October 26, 2001, net cash used in operating activities was approximately $14,571,000. Accounts receivable increased $2,567,000 to $9,208,000 at October 26, 2001 from $6,641,000 at April 27, 2001.
Inventories decreased to $4,216,000 at October 26, 2001 from $4,247,000 at April 27, 2001. Current liabilities decreased $699,000 to $17,572,000 at October 26, 2001 from $18,271,000 at April 27, 2001.

    During the six months ended October 26, 2001, we used approximately $1,805,000 in the purchase of property and equipment. During the same period we received approximately $1,006,000 in proceeds from the exercise of stock options and $1,663,000 from maturities of marketable securities.

    In September 2001 we established a revolving credit facility for $10,000,000 with a term of three years. The credit facility is collateralized by accounts receivables, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. The available borrowing base at October 26, 2001 was $7,024,000. Interest is payable in the amount of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility the Company agreed to maintain a liquidity (being the aggregate of availability under the credit facility and Company cash) equal to or greater than $5,000,000. An unused line of credit fee is payable at the rate of 0.5%. As of October 26, 2001, the Company had $6,000,000 in borrowings outstanding under the credit facility.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    See Note 9 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    In addition to the factors described above in this section the following additional factors could affect our future results.

    We currently rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of chronic or recurrent depression in patients with unipolar and bipolar depressive disorder. Although we have received approval for VNS in the treatment of chronic recurrent depression in the European Union and Canada, we do not yet have the reimbursement approvals necessary to effectively commercialize the NCP System for the treatment of depression. We cannot assure you that any future approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in Alzheimer's Disease, anxiety, chronic migraine headache and obesity. Our inability to successfully commercialize the NCP System for depression, and other indications may severely harm our business.

    We may not be able to continue to expand market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 13,500 patients through October 26, 2001, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

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

    We are also exposed to interest rate risk on the revolving credit facility.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1   Indemnification Agreement between Cyberonics, Inc. and
                    Robert P. Cummins effective November 13, 2001.
             10.2   Indemnification Agreement between Cyberonics, Inc. and
                    Reese S. Terry effective November 13, 2001.
             10.3 Indemnification Agreement between Cyberonics, Inc. and Stanley H. Appel, M.D. effective November 13, 2001.
             10.4 Indemnification Agreement between Cyberonics, Inc. and Tony Coelho effective November 13, 2001.
             10.5 Indemnification Agreement between Cyberonics, Inc. and Thomas A. Duerden, Ph.D. effective November 13, 2001.
             10.6 Indemnification Agreement between Cyberonics, Inc. and Michael J. Strauss, M.D. effective November 13, 2001.
             10.7 Indemnification Agreement between Cyberonics, Inc. and Alan J. Olsen effective November 13, 2001.
             10.8 Indemnification Agreement between Cyberonics, Inc. and Ronald A. Matricaria effective November 13, 2001.

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

Dated: December 10, 2001

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         10.1     Indemnification Agreement between Cyberonics, Inc. and Robert
                  P. Cummins effective November 13, 2001.

         10.2     Indemnification Agreement between Cyberonics, Inc. and Reese
                  S. Terry effective November 13, 2001.

         10.3     Indemnification Agreement between Cyberonics, Inc. and Stanley
                  H. Appel, M.D. effective November 13, 2001.

         10.4     Indemnification Agreement between Cyberonics, Inc. and Tony
                  Coelho effective November 13, 2001.

         10.5     Indemnification Agreement between Cyberonics, Inc. and Thomas
                  A. Duerden, Ph.D. effective November 13, 2001.

         10.6     Indemnification Agreement between Cyberonics, Inc. and Michael
                  J. Strauss, M.D. effective November 13, 2001.

         10.7     Indemnification Agreement between Cyberonics, Inc. and Alan J.
                  Olsen effective November 13, 2001.

         10.8     Indemnification Agreement between Cyberonics, Inc. and Ronald
                  A. Matricaria effective November 13, 2001.