Form 10-Q
period 2002-01-25
CYBERONICS INC
filed 2002-03-08
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 25, 2002 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                             OUTSTANDING AT FEBRUARY 28, 2002
Common Stock - $0.01 par value                             21,721,295

                                CYBERONICS, INC.

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
             PART I.  FINANCIAL INFORMATION
Item 1       Financial Statements:
                      Consolidated Balance Sheets
                          January 25, 2002 (Unaudited) and April 27, 2001.............      3
                      Consolidated Statements of Operations and Comprehensive
                      Income (Loss) (Unaudited)
                          Three months and nine months ended January 25, 2002 and
                          January 31, 2001............................................      4
                      Consolidated Statements of Cash Flows (Unaudited)
                          Nine months ended January 25, 2002 and January 31, 2001.....      5
                      Notes to Consolidated Financial Statements (Unaudited)..........      6
Item 2       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................      8
Item 3       Quantitative and Qualitative Disclosures About Market Risk...............     16


             PART II. OTHER INFORMATION
Item 6       Exhibits and Reports on Form 8-K.........................................     16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             JANUARY 25,          APRIL 27,
                                                                                2002                2001
                                                                            -------------       -------------
                                                                             (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents ........................................      $  43,329,286       $  55,459,183
    Securities held to maturity ......................................             57,543           1,678,649
    Accounts receivable, net .........................................          9,953,585           6,641,249
    Inventories ......................................................          3,659,247           4,246,560
    Other current assets .............................................          1,799,381           1,376,874
                                                                            -------------       -------------
         Total Current Assets ........................................         58,799,042          69,402,515
Securities held to maturity ..........................................             42,383             113,075
Property and equipment, net ..........................................          8,952,050           8,650,350
Other assets, net ....................................................            196,509             148,984
                                                                            -------------       -------------
                                                                            $  67,989,984       $  78,314,924
                                                                            =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .................................................      $   5,927,311       $   4,868,288
    Line of credit ...................................................          6,000,000                  --
    Accrued liabilities ..............................................         12,771,418          13,286,661
    Current portion of long-term debt ................................            121,757             115,927
                                                                            -------------       -------------
         Total Current Liabilities ...................................         24,820,486          18,270,876
Long-term debt .......................................................            303,785             396,964
                                                                            -------------       -------------
         Total Liabilities ...........................................         25,124,271          18,667,840

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000 shares
        authorized; no shares issued and outstanding .................                 --                  --
    Common stock, $.01 par value per share; 50,000,000 shares
        authorized; 21,714,822 and 21,474,022 shares issued and
        outstanding at January 25, 2002 and April 27, 2001,
        respectively .................................................            217,148             214,740
    Additional paid-in capital .......................................        167,336,094         165,170,408
    Deferred compensation ............................................         (1,614,375)         (1,989,850)
    Accumulated other comprehensive income (loss) ....................           (201,183)           (117,971)
    Accumulated deficit ..............................................       (122,871,971)       (103,630,243)
                                                                            -------------       -------------
         Total Stockholders' Equity ..................................         42,865,713          59,647,084
                                                                            -------------       -------------
                                                                            $  67,989,984       $  78,314,924
                                                                            =============       =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                     ENDED                                 ENDED
                                                        -------------------------------       -------------------------------
                                                         JANUARY 25,        JANUARY 31,       JANUARY 25,        JANUARY 31,
                                                            2002               2001               2002               2001
                                                        ------------       ------------       ------------       ------------
Net sales ........................................      $ 18,388,711       $ 13,730,074       $ 49,885,879       $ 41,269,073
Cost of sales ....................................         3,676,177          3,306,192         10,236,903         10,205,211
                                                        ------------       ------------       ------------       ------------
     Gross Profit ................................        14,712,534         10,423,882         39,648,976         31,063,862
Operating expenses:
   Selling, general and administrative ...........        14,289,366          9,979,889         41,388,921         28,782,711
   Research & development ........................         6,272,374          4,627,755         18,434,969         13,224,172
   Non-recurring charges .........................                --                 --                 --          6,467,415
                                                        ------------       ------------       ------------       ------------
     Total Operating Expenses ....................        20,561,740         14,607,644         59,823,890         48,474,298
                                                        ------------       ------------       ------------       ------------
       Loss From Operations ......................        (5,849,206)        (4,183,762)       (20,174,914)       (17,410,436)
Interest income ..................................           207,057            181,983          1,085,381            939,078
Interest expense .................................            95,095             34,470            165,419             50,920
Other income (expense), net ......................           (37,987)           347,875             13,224            113,113
                                                        ------------       ------------       ------------       ------------
Net loss .........................................      $ (5,775,231)      $ (3,688,374)      $(19,241,728)      $(16,409,165)
                                                        ------------       ------------       ------------       ------------

Basic and diluted net loss per share .............      $      (0.27)      $      (0.20)      $      (0.89)      $      (0.88)
                                                        ------------       ------------       ------------       ------------

Shares used in computing basic and diluted
  net loss per share .............................        21,676,808         18,818,292         21,628,759         18,712,737
                                                        ------------       ------------       ------------       ------------

Comprehensive loss:
  Net loss .......................................      $ (5,775,231)      $ (3,688,374)      $(19,241,728)      $(16,409,165)
  Foreign currency translation adjustment ........            (7,661)            64,587            (83,212)           133,431
                                                        ------------       ------------       ------------       ------------
  Comprehensive loss .............................      $ (5,782,892)      $ (3,623,787)      $(19,324,940)      $(16,275,734)
                                                        ============       ============       ============       ============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               FOR THE NINE MONTHS ENDED
                                                            -------------------------------
                                                            JANUARY 25,         JANUARY 31,
                                                                2002               2001
                                                            ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss ...........................................      $(19,241,728)      $(16,409,165)
  Non-cash items included in net loss:
    Depreciation .....................................         2,758,415          1,111,487
    Loss on disposal of assets .......................            72,805                 --
    Amortization of deferred compensation and
     expense related to stock options ................           375,475                 --
  Changes in operating assets and liabilities:
   Accounts receivable, net ..........................        (3,312,336)         1,305,051
   Inventories .......................................           587,313          2,322,579
   Other current assets ..............................          (422,507)          (440,784)
   Other assets, net .................................           (47,525)            16,333
   Accounts payable and accrued liabilities ..........           543,780          8,249,122
                                                            ------------       ------------
      Net cash used in operating activities ..........       (18,686,308)        (3,845,377)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...............        (3,132,920)        (3,023,117)
   Purchases of marketable securities ................                --         10,209,794
   Maturities of marketable securities ...............         1,691,798         (9,520,487)
                                                            ------------       ------------
      Net cash used in investing activities ..........        (1,441,122)        (2,333,810)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from line of credit .......................         6,000,000                 --
  Proceeds from issuance of common stock .............         2,168,094          3,631,820
  Payments on long-term debt .........................           (87,349)          (106,252)
                                                            ------------       ------------
      Net cash provided by financing activities ......         8,080,745          3,525,568

Effect of exchange rate changes on cash and cash
  equivalents ........................................           (83,212)          (133,431)
                                                            ------------       ------------
      Net decrease in cash and cash equivalents ......       (12,129,897)        (2,787,050)
Cash and cash equivalents at beginning of period .....        55,459,183         16,484,945
                                                            ------------       ------------
Cash and cash equivalents at end of period ...........      $ 43,329,286       $ 13,697,895
                                                            ============       ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest .........................      $    136,952       $     25,617
      Non-cash purchase of assets under capital
       leases ........................................      $         --       $    646,959


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                JANUARY 25, 2002

NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 25, 2002 are not necessarily indicative of the results that may be expected for the full year ending April 26, 2002. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2001.

NOTE 2 -- INVESTMENT SECURITIES:

         At January 25, 2002 and April 27, 2001, our entire investment portfolio consisted of cash equivalents and securities held to maturity that are reported at amortized cost. Cash equivalents and securities held to maturity are primarily commercial paper, corporate bonds and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $31,032,000 and a gross unrealized holding gain of approximately $4,200 at January 25, 2002.

NOTE 3 -- INVENTORIES:

         Inventories consist of the following:

                                         JANUARY 25, 2002         APRIL 27, 2001
                                         ----------------         --------------
                                           (UNAUDITED)
Raw materials and components..             $ 1,530,795              $ 1,338,885
Work-in-process...............               1,123,629                1,257,784
Finished goods................               1,004,823                1,649,891
                                           -----------              -----------
                                           $ 3,659,247              $ 4,246,560
                                           ===========              ===========

NOTE 4 -- OTHER CURRENT ASSETS:

         Other current assets consist of the following:

                                         JANUARY 25, 2002          APRIL 27, 2001
                                         ----------------          --------------
                                           (UNAUDITED)
Prepaid expenses..............              $1,794,992               $1,303,049
Interest receivable...........                   4,389                   73,825
                                            ----------               ----------
                                            $1,799,381               $1,376,874
                                            ==========               ==========

NOTE 5 -- ACCRUED LIABILITIES:

         Accrued liabilities are as follows:

                                          JANUARY 25, 2002  APRIL 27, 2001
                                          ----------------  --------------
                                            (UNAUDITED)
Clinical costs .......................      $ 6,837,238      $ 5,133,692
Payroll and other compensation .......        2,688,768        2,354,101
Royalties ............................          728,239          661,340
Business insurance ...................          530,036          141,128
Warranties ...........................          417,839          423,000
Professional services ................          231,491          456,275
Financial advisor fees ...............               --        3,785,995
Other ................................        1,337,807          331,130
                                            -----------      -----------
                                            $12,771,418      $13,286,661
                                            ===========      ===========

NOTE 6 - LINE OF CREDIT:

    In September 2001, the Company established a revolving credit facility for $10,000,000 which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable in the amount of the designated bank rate of 4.75% at January 25, 2002, plus 1.5% on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the terms of the revolving credit facility the Company agreed to maintain liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $5,000,000. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. As of January 25, 2002, the Company had $6,000,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $456,000.

NOTE 7  - CONTINGENCIES

    In January 2002, the Company entered into severance agreements with certain key employees. These agreements were entered into with approximately 62 management and key employees and obligate the Company, upon change of control and constructive termination of such employee, to pay an amount equal to salary and bonus for one year, together with any earned but unpaid compensation.

NOTE 8 -- STOCKHOLDERS' EQUITY:

    Common Stock. In February 2001, the Company issued 2,518,000 shares of its common stock in a private offering for $18.00 per share. Proceeds from the issuance totaled approximately $42.5 million after deducting commissions and offering costs.

    Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. At January 25, 2002, approximately $748,000 of compensation expense has been recognized for the vested portion of the option grant.

    Stock Incentive and Purchase Plans. For the nine months ended January 25, 2002, the Company has reserved an additional 1,000,000 shares for issuance pursuant to its Stock Option Plans with an aggregate reserve of 10,150,000 shares as of January 25, 2002. For the nine months ended January 25, 2002, the Company has granted approximately 2,500,000 options at a weighted average exercise price of approximately $14.70, which were issued at market rate at the date of grant. Stock options to purchase approximately 6.9 million shares at a weighted average exercise price of $13.60 per share were outstanding as of January 25, 2002.

NOTE 9 -- EARNINGS PER SHARE:

    SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and would then share in net income or loss of the Company. For the purpose of computing diluted net loss per share for the three and nine months ended January 25, 2002, no exercise of options was assumed since the result would have been antidilutive. Options to purchase approximately 6.9 million shares of common stock at a weighted average exercise price of $13.60 per share were outstanding as of January 25, 2002 but were not included in the computation of diluted net loss per share.

NOTE 10 -- NEW ACCOUNTING PRONOUNCEMENT:

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

    The following table presents certain financial information about the Company's Indication Business Units. For the nine months ended January 31, 2001, the Depression Business Unit and the Other Indications Business Unit expenses consisted primarily of pre-clinical, clinical and payroll expense. For the nine months ended January 25, 2002, the Depression Business Unit and the Other Indications Business Unit expenses consisted of pre-clinical, clinical, payroll and other costs allocated to each business unit based upon estimated resource utilization. Selling and other income/expense have been reported entirely in the Epilepsy Business Unit.

                                                                                  OTHER
                                          EPILEPSY           DEPRESSION        INDICATIONS
                                        BUSINESS UNIT      BUSINESS UNIT      BUSINESS UNIT          TOTAL
                                        -------------      -------------      -------------      ------------
For the nine months ended
  January 25, 2002
External net sales ...............      $ 49,885,879       $         --       $         --       $ 49,885,879
Net income (loss) ................      $  9,336,927       $(23,829,619)      $ (4,749,036)      $(19,241,728)

For the  nine months ended
  January 31, 2001
External net sales ...............      $ 41,269,073       $         --       $         --       $ 41,269,073
Net loss .........................      $ (6,815,503)      $ (8,252,997)      $ (1,340,665)      $(16,409,165)

    The net loss reported in the Depression and Other Indications Business Units increased significantly from January 31, 2001 to January 25, 2002 due to the expanded clinical study costs associated with the development of depression, anxiety, Alzheimer's Disease, obesity and other disorders using VNS Therapy and the additional allocation of overhead expenses associated with these activities. The Epilepsy Business Unit net income increased from January 31, 2001 to January 25, 2002 due to the significant increase in sales, the improvement in gross profit margin, the reduction of sales and marketing expenses as a percentage of sales and the reduced allocation of overhead expenses associated with these activities. The allocation of overhead expenses is based upon estimates of valuation and utilization by indication business units. Changes in the business valuation or estimated utilization of shared overhead resources would significantly impact the results of each indication business unit.

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

SUMMARY

    Cyberonics, Inc. designs, develops, manufactures and markets medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. We operate our business in three business units. The three separate business units include the Epilepsy Business Unit, the Depression Business Unit and the Other Indications Business Unit. All three of these units are reported for accounting purposes as one segment and involve designing, developing, manufacturing and marketing our proprietary NCP System using Vagus Nerve Stimulation (VNS(TM)) for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. The identification and separation of the Indication Business Units reflects the different phases of clinical development and product life cycle of our proprietary NCP System. However, each Indication Business Unit has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures.

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

    The Depression Business Unit is conducting clinical studies of the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. FDA has granted expedited review status for a future premarket approval application (PMA) for our NCP System for these patients. We are conducting a pivotal clinical study (D-02) of vagus nerve stimulation for the treatment of depression which includes 21 institutions and 235 implanted patients. The last patient exited the acute phase of the study in October 2001. In January 2002, the analyses of the acute results of the study were completed and the acute study results were unblinded. The acute results reported a response rate of 15% in the treatment group and 10% in the placebo group. These response rates do not represent a statistically significant difference between the treatment and placebo groups. Acute safety, tolerability and placebo response objectives were achieved as the study reported few treatment-related significant adverse events, 111 out of 114 (97%) treatment group patients completed the study and the study confirmed a 10% placebo group response rate for this previously unstudied, chronic, recurrent treatment-resistant patient population. We are currently reviewing the study data and are developing a revised depression clinical development and regulatory plan to obtain U.S. regulatory approval for the NCP System for the treatment of patients with chronic, treatment-resistant depression. We expect to finalize the revised depression clinical development and regulatory plan by May 2002. As a result of this review, we may adjust the magnitude or timing of research and development efforts for our depression business unit.

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

    The Other Indications Business Unit is engaged in expanding the range of treatable disorders for VNS in new indications as warranted by our extensive patent portfolio, expected or observed clinical outcomes from ongoing and future pre-clinical and clinical research studies and anecdotal reports of patient experience and market dynamics. The Other Indications Business Unit conducts all clinical research on indications that are in the pre-clinical and/or pilot study phases of research and have not progressed to a pivotal study. We currently have studies underway for the treatment of Alzheimer's Disease, anxiety disorders, chronic migraine headache and obesity. Due to the additional financial resources which may be required to complete the clinical development of the depression program, additional enrollments in these areas have been suspended pending the finalization of the depression clinical development and regulatory plan. We plan to continue study protocol activities with patients who are currently enrolled and implanted. We expect to finalize the revised depression and other new indications clinical development program by May 2002.

    For the period from inception through January 25, 2002, we incurred a cumulative net deficit of approximately $122.9 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, system infrastructure development and manufacturing start-up. We expect to devote considerable financial resources for clinical studies in the development of depression and new indications for the NCP System. The clinical studies for depression and other indications are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2006, if at all. As a result, we will continue to experience substantial operating losses at levels that may exceed the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors including some outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2004, if at all.

CRITICAL ACCOUNTING POLICIES

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

    Cash and Marketable Securities. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At January 25, 2002 and January 31, 2001, the Company's investment portfolios consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates and have a fair market value of approximately $31,032,000 and $4,551,000 as of January 25, 2002 and January 31, 2001, respectively.

    Accounts Receivable. The Company's allowance for doubtful accounts totaled $206,000 and $196,000 at January 25, 2002 and January 31, 2001, respectively. The Company provides allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically experienced by the Company would reduce earnings when they become known.

    Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand should differ from expectations.

    Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. Effective July 1, 1999 for financial reporting purposes, the Company computes depreciation using the straight-line method over useful lives ranging from three to nine years. An unanticipated change in the utilization or expected life of property or equipment would result in an acceleration in the timing of expenses.

    Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances. The Company's revenues are dependent upon sales to new and existing customers pursuant to the Company's policy. A change in this policy or sales terms could impact the amount and timing of revenue recognized.

    Research and Development. All research and development costs are expensed as incurred. The Company has entered into contractual obligations for the conduct of clinical studies. Costs are accrued primarily at the time of enrollment and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.

    Warranty Expense. The Company provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expenses are made based upon projected product warranties. Amounts actually paid could vary subject to certain factors as discussed in "Factors Affecting Future Operating Results" discussed below.

RESULTS OF OPERATIONS

    Net Sales. Net sales for the three months ended January 25, 2002 were $18,389,000 reflecting an increase of $4,659,000 or 33.9% over $13,730,000 for the same period last year. Third quarter net sales included $16,781,000 from the U.S. market and $1,608,000 from international markets. U.S. net sales for the third quarter increased by $4,859,000, or 40.8% over the $11,922,000 for the same period last year. International net sales decreased by $200,000 or 11.0% below the $1,808,000 for the same period last year. Net sales for the nine months ended January 25, 2002 were $49,886,000 reflecting an increase of $8,617,000 or 20.9% over the $41,269,000 during the same period last year. Net sales for the nine months ended January 25, 2002 included $45,211,000 from the U.S. market and $4,675,000 from international markets. U.S. net sales for the nine months ended January 25, 2002 increased by $8,734,000 or 23.9% over the $36,477,000 over the same period last year. International net sales for the nine months ended January 25, 2002 decreased by $117,000 or 2.4% below the $4,792,000 for the same period during the previous year. The increase in net sales in the U.S. for the three and nine months ended January 25, 2002 is primarily due to higher volume driven by consumer demand, and price increases driven by new product introductions. The decrease in international net sales for the three and nine months ended January 25, 2002 is primarily due to lower volumes primarily in the higher priced direct markets and a weaker Euro as compared to the U.S. Dollar. We expect to achieve 20% annual sales growth in the United States for the remainder of fiscal 2002 and 2003. We anticipate little to no growth in international markets due to the current economic conditions and the Company's limited investment in these markets.

    Gross Profit. Gross profit for the three months ended January 25, 2002 was $14,713,000 or 80.0% of net sales compared to $10,424,000 or 75.9% for the same period last year. Gross profit for the nine months ended January 25, 2002 was $39,649,000 or 79.5% of net sales compared to gross profit of $31,064,000 or 75.3% for the same period last year. The increase in gross profit margin for the three and nine months ended January 25, 2002 is due to a higher volume in sales, higher average selling price, product mix, and improvements in manufacturing efficiencies. We anticipate maintaining a gross profit margin of 80% for the remainder of fiscal year 2002 and fiscal year 2003, assuming we achieve our sales and production objectives.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended January 25, 2002 totaled $14,289,000 or 77.7% of net sales compared to $9,980,000 or 72.7% of net sales for the same period last year. Selling, general and administrative expenses for the nine months ended January 25, 2002 were $41,389,000 or 83.0% of net sales compared to $28,783,000 or 69.7% of net sales for the same period last year. The increase in sales, general and administrative expenses for the three and nine months ended January 25, 2002 is primarily due to additional pre-launch marketing program costs in the Depression Business Unit, and additional expenses incurred by the Epilepsy sales force associated with the expansion of the sales force from approximately 70 people at April 27, 2001 to approximately 110 people at January 25, 2002.

    We have incurred certain direct administrative expenses in each Indication Business Unit, and we have allocated certain administrative expenses to the Indication Business Units based upon estimated resource utilization. Selling, general and administrative expenses for the three months ended January 25, 2002 in the Epilepsy Business Unit, the Depression Business Unit, and the Other Indications Business Unit were $9,558,000, $4,182,000 and $549,000 respectively as compared to $9,152,000, $578,000 and $250,000 respectively for the same period last year. Selling, general and administrative expenses for the nine months ended January 25, 2002 in the Epilepsy, Depression and Other Indications Business Units were $26,398,000, $13,232,000 and $1,759,000 respectively, as compared to $27,109,000, $1,292,000 and $382,000 respectively for the same period last year. Increases in allocated administrative expenses in the Depression and Other Indications Business Units are directly related to increased activities associated with the expanded clinical studies.

    Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the quarter ended January 25, 2002 totaled $6,272,000 or 34.1% of net sales, compared to $4,628,000 or 33.7% of net sales for the same period last year. For the nine months ended January 25, 2002 research and development expenses were $18,435,000 or 37.0% of net sales compared to $13,224,000 or 32.0% of net sales for the same period last year. The increase in research and development expenses is primarily due to the result of expanded clinical programs in support of the NCP System to develop new indications, including depression, Alzheimer's Disease, anxiety, obesity and other indications covered by our proprietary patent portfolio.

    For the quarter ended January 25, 2002 the Epilepsy Business Unit research and development expenses were $1,470,000 or 8% of net sales compared to $1,842,000 or 13.4% of net sales for the same period last year. For the nine months ended January 25, 2002 the Epilepsy Business Unit research and development expenses were $4,847,000 or 9.7% of net sales compared to $5,304,000 or 12.9% of net sales for the same period last year. The decrease in research and development expenses for the quarter and the nine months ended January 25, 2002 as compared to last year is due to reduced engineering and regulatory resource utilization in Epilepsy.

    For the quarter ended January 25, 2002 the Depression Business Unit research and development expenses were $3,531,000 compared to $2,489,000 for the same period last year. For the nine months ended January 25, 2002 the Depression Business Unit research and development expenses were $10,598,000 compared to $6,961,000 for the same period last year. The increase in research and development expenses in the Depression Business Unit for the three and nine months ended January 25, 2002 is the result of expanded clinical studies of the NCP System for the treatment of chronic or recurrent depression in patients with unipolar and bipolar depressive disorders. We are conducting a pivotal clinical study (D-02) of vagus nerve stimulation for the treatment of depression which includes 21 institutions and 235 implanted patients. The last patient exited the acute phase of the study in October 2001. In January 2002, the analyses of the acute results of the study were completed and the acute study results were unblinded. The acute results reported a response rate of 15% in the treatment group and 10% in the placebo group. These response rates do not represent a statistically significant difference between the treatment and placebo groups. Acute safety, tolerability and placebo response objectives were achieved as the study reported few treatment-related significant adverse events, 111 out of 114 (97%) treatment group patients completed the study and the study confirmed a 10% placebo group response rate for this previously unstudied, chronic, recurrent treatment-resistant patient population. We are currently reviewing the study data and are developing a revised depression clinical development and regulatory plan to obtain U.S. regulatory approval for the NCP System for the treatment of patients with chronic, treatment-resistant depression. We expect to finalize the revised depression clinical development and regulatory plan by May 2002. As a result of this review, we may adjust the magnitude or timing of research and development efforts for our Depression Business Unit.

    For the quarter ended January 25, 2002 the Other Indications Business Unit research and development expenses were $1,271,000 compared to $297,000 for the same period last year. For the nine months ended January 25, 2002 the research and development expenses in the Other Indications Business Unit were $2,990,000 compared to $959,000 for the same period last year. The increase in research and development expenses in the Other Indications Business Unit for the three and nine months ended January 25, 2002 is the result of expanded clinical programs and cost associated with investigational clinical studies of the NCP System for the treatment of various disorders, including Alzheimer's Disease, anxiety, obesity, and other indications treatable by VNS and covered by the Company's proprietary patent portfolio. Due to the additional financial resources which may be required to complete the clinical development of the depression program, additional enrollments in these areas have been suspended pending the finalization of the depression clinical development and regulatory plan. We plan to continue study protocol activities with patients who are currently enrolled and implanted. We expect to finalize the revised depression and other new indications clinical development program by May 2002.

    Interest Income. Interest income for the three months ended January 25, 2002 was $207,000 compared to $182,000 for the same period last year. For the nine months ended January 25, 2002 interest income was $1,085,000 compared to $939,000 for the same period last year. The increase in interest income for the three and nine months ended January 25, 2002 is due to an increase in average investment balances, offset by lower interest rates.

    Interest Expense. Interest expense for the three months ended January 25, 2002 was $95,000 compared to $34,000 for the same period last year. Interest expense for the nine months ended January 25, 2002 was $165,000 compared to $51,000 for the same period last year. The increase in interest expense for the three and nine months ended January 25, 2002 is primarily due to interest incurred as a result of borrowings under the line of credit facility entered into in September 2001.

    Other Income (Expense). Other income (expense) for the three months ended January 25, 2002 was ($38,000) compared to $348,000 for the same period last year. For the nine months ended January 25, 2002 other income (expense) was $13,000 compared to $113,000 for the same period last year. Other income (expense), net for the three and nine months ended January 25, 2002 is primarily due to transaction gains (losses) associated with currency exchange.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through public and private placements of our securities. In February 2001, we raised approximately $42.5 million from the sale of common stock in a private offering. On June 30, 2000, we entered into capital leases for the acquisition of manufacturing equipment valued at approximately $650,000 and used in the production of the NCP System. The capital leases bear interest of 6.56% and extend through April 2005. In September 2001 we established a revolving credit facility for $10,000,000 with a term of three years. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. The available borrowing base at January 25, 2002 was $8,070,000. Interest is payable in the amount of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash) equal to or greater than $5,000,000. An unused line of credit fee is payable at the rate of 0.5%. As of January 25, 2002, we had $6,000,000 in borrowings outstanding under the credit facility.

     During the nine months ended January 25, 2002, net cash used in operating activities was approximately $18,686,000. Accounts receivable increased $3,312,000 to $9,954,000 at January 25, 2002 from $6,641,000 at April 27, 2001.
Inventories decreased $587,000
to $3,659,000 at January 25, 2002 from $4,247,000 at April 27, 2001. Current liabilities increased $6,550,000 to $24,821,000 at January 25, 2002 from $18,271,000 at April 27, 2001, primarily due to the establishment of a line of credit in September 2001. During the nine months ended January 25, 2002, we used approximately $3,133,000 in the purchase of property and equipment. During the same period we received approximately $2,168,000 in proceeds from the exercise of stock options and $1,692,000 from maturities of marketable securities.

     Our long-term contractual obligations as of January 25, 2002 consist of:

                                                       PAYMENTS DUE BY PERIOD (000'S)
                                               ---------------------------------------------

                                               LESS THAN                          AFTER FIVE
CONTRACTUAL OBLIGATIONS              TOTAL     ONE YEAR    1-3 YEARS   4-5 YEARS     YEARS
                                    ------     ---------   ---------   ---------  ----------
Capital Lease
  Obligations ................      $  426      $  122      $  304      $   --      $   --
Operating Leases .............       7,857       1,658       3,174       2,751         274
                                    ------      ------      ------      ------      ------
Total Contractual Cash
  Obligations ................      $8,283      $1,780      $3,478      $2,751      $  274
                                    ======      ======      ======      ======      ======

     Our liquidity will continue to be reduced as funds are expended to support continuing clinical trials and related regulatory activities, epilepsy sales growth, and product and process development. We are a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $6.8 million as of January 25, 2002. Our current projections indicate that we have sufficient funds and cash flow resources to fund anticipated business activities through January 25, 2004, without additional financing. Our cash flow could, however, be adversely effected by the "Factors Affecting Future Operating Results" discussed below. We would consider reasonably priced additional financing which would provide funding for new indications development and unplanned or expanded clinical studies. Financing through debt or equity instruments may be available, although the availability of such financing will depend upon a number of important factors, including the strength of the United States capital markets and economy, the health care and medical device segments in particular and the status of our business activities, including epilepsy sales growth and clinical and regulatory activities.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    See Note 10 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    In addition to the factors described above in this section the following additional factors could affect our future results.

    We currently rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by the FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. Although sales of our NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We are currently requesting approval for the use of the NCP System for the treatment of chronic or recurrent depression in patients with unipolar and bipolar depressive disorder. Although we have received approval for VNS in the treatment of chronic recurrent depression in the European Union and Canada, we do not yet have the reimbursement approvals necessary to effectively commercialize the NCP System for the treatment of depression. In addition, we are evaluating our D-02 test results which indicated no significant difference between treatment and placebo response rates and evaluating our future studies in this area. We cannot assure you that any future studies will achieve favorable results. Moreover, we cannot assure you that any future approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in Alzheimer's Disease, anxiety, chronic migraine headache and obesity. Our inability to successfully commercialize the NCP System for depression, and other indications may severely harm our business.

    We may not be able to continue to expand market acceptance of the use of our NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of our NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 13,500 patients through January 25, 2002, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP

System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will achieve market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

    We may not be successful in our efforts to develop VNS for the treatment of depression, obesity, Alzheimer's Disease, anxiety, chronic migraine headache or any other indications. We are in the process of conducting studies to help us evaluate, and ultimately obtain FDA approval for, the use of VNS as a treatment for depression, obesity, Alzheimer's Disease, anxiety, chronic migraine headache and other indications. For example, we recently received results from our D-02 pivotal clinical study that indicated no significant difference between treatment and placebo groups. We cannot assure you that any test results from future studies will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results prove to be disappointing, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues will not experience the growth we currently anticipate.

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

    If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain key components, materials and contract services used in manufacturing the NCP System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

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

    We are also exposed to interest rate risk on the revolving credit facility. We do not hedge interest rate exposure or invest in derivative securities.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Severance Agreement between Cyberonics, Inc. and Michael Cheney dated January 1, 2002.

                  10.2 Severance Agreement between Cyberonics, Inc. and David Erinakes dated January 1, 2002.

                  10.3 Severance Agreement between Cyberonics, Inc. and Richard Rudolph dated January 1, 2002.

         (b)      Reports on Form 8-K

                  none

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CYBERONICS, INC. Registrant

                                  BY: /s/ PAMELA B. WESTBROOK
                                      ------------------------------------------
                                      Pamela B. Westbrook
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer (principal
                                      financial and accounting officer)
Dated: March 7, 2002

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1           Severance Agreement between Cyberonics, Inc. and Michael Cheney dated January 1, 2002.

10.2 Severance Agreement between Cyberonics, Inc. and David Erinakes dated January 1, 2002.

10.3 Severance Agreement between Cyberonics, Inc. and Richard Rudolph dated January 1, 2002.