Form 10-K
period 2002-04-26
CYBERONICS INC
filed 2002-07-24
CIK 864683

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



             FOR THE FISCAL PERIOD ENDED: APRIL 26, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NUMBER 0-19806

                             ---------------------

                                CYBERONICS, INC.
             (Exact name of Registrant as Specified in its Charter)

                    DELAWARE                                        76-0236465
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)

              CYBERONICS BUILDING                                 HOUSTON, TEXAS
             100 CYBERONICS BLVD.,                                  77058-2072
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes [ ]     No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 2002, was, based upon the last sales price reported for such date on the Nasdaq National Market, approximately $196 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At June 25, 2002, registrant had outstanding 21,801,845 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
               No documents are incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    21
Item 3.   Legal Proceedings...........................................    21
Item 4.   Submission of Matters to a Vote of Security Holders.........    21

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    22
Item 6.   Selected Financial Data.....................................    24
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    25
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    33
Item 8.   Financial Statements and Supplementary Data.................    33
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    33

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    35
Item 11.  Executive Compensation......................................    38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    40
Item 13.  Certain Relationships and Related Transactions..............    42

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    43

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the Business section below, the financial statement line item discussions and the Factors Affecting Future Operating Results both set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market the Neuro Cybernetic Prosthesis, or NCP(R) System, an implantable medical device for the treatment of epilepsy and other debilitating neurological psychiatric diseases and other disorders.

     Our mission is to improve the lives of people whose lives have been touched by epilepsy, depression and other neurological disorders that may prove to be treatable with our patented therapy, Vagus Nerve Stimulation (VNS).

     Our overall objectives are to:

     - Maintain sustained sales growth in excess of neuromodulation market sales growth,

     - Improve bottom line financial performance to achieve sustainable quarterly profitability beginning in fiscal 2004 and

     - Develop other indications for vagus nerve stimulation covered by our method patents.

     Our strategies to achieve our objectives are to:

     - Improve sales force execution of our proprietary mission flow chart and patient pull through sales model by measuring and managing sales processes at each step in the sales process and implementing new marketing systems to improve patient conversion rates and cycle times to implant,

     - Expand market awareness of VNS(TM) Therapy by creating physician and patient demand through new promotional and educational initiatives, geared to targeted physicians and patients,

     - Implement end-of-service initiatives to satisfy physician and patient demand and drive revenue growth,

     - Develop and introduce next-generation products that will provide improved product functionality, command higher prices and drive higher gross profit margin,

     - Demonstrate the clinical and statistical significance and causal relationship of VNS Therapy in depression from long-term data in existing studies and

     - Expand the VNS Therapy indication for use and labeling to include depression and other indications in the United States through a well defined pre-market approval supplement (PMA-S) process.

     We have historically operated our business in three business units, which included the Epilepsy Business Unit, the Depression Business Unit and the Other Indications Business Unit. All business units were reported for accounting purposes as one segment and involved in the design, development, manufacture, marketing and sales of our proprietary NCP System to deliver VNS Therapy for the treatment of epilepsy and other disorders that may prove to be treatable with VNS Therapy. Each business unit shared similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. The identification and separation of the Indication Business Units reflected the different phases of clinical and commercial development of each indication and the different financial objectives of each business unit. In January 2002, the acute results of the pivotal clinical study (D-02) on

VNS Therapy for the treatment of depression were completed and unblinded. The D-02 acute results did not show a statistically significant difference in response rates between the treatment and placebo non-treatment groups. We are planning to amend the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy based upon the D-02 and pilot study (D-01) long-term results. The collection and analysis of that long-term data will result in delays in the completion of clinical studies and U.S. regulatory submissions and a higher degree of uncertainty surrounding the probability and possible timing of U.S. regulatory approvals and commercial launch of VNS Therapy for depression. Furthermore, in February 2002, we suspended new enrollments in all other new indications studies in order to allow us to focus our limited clinical and financial resources towards the determination of effectiveness of VNS Therapy in depression. The suspension of patient enrollments in all new indication studies results in a higher degree of uncertainty surrounding the probability and timing of the clinical study activities in the Other Indications Business Unit.

     The uncertainties surrounding these clinical development regulatory approvals and commercialization of VNS Therapy as a treatment for depression and other new indications makes the allocations of resources and expenses among Indication Business Units problematic. Therefore, in February 2002, we began operating our business as a single neurostimulation business unit focused on sales growth, profitability, cash flow and the determination of the safety and effectiveness of VNS Therapy for depression. Accordingly, we will no longer separate our financial results or business operations into the three previously established business units.

     In March 2001, we elected to change our fiscal year from June 30 to a 52/53 week year ending on the last Friday in April of each year, effective April 27, 2001. Accordingly, fiscal 2002 started April 28, 2001 and ended April 26, 2002 and fiscal 2001 started July 1, 2000 and ended April 27, 2001.

EPILEPSY

     In July 1997, we received approval from the United States Food and Drug Administration (FDA) to market the NCP System in the U.S. as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory or resistant to drugs. We have also received regulatory approval to sell the NCP System in Canada, Europe, Australia and certain countries in the Far East with the broader indication of refractory epilepsy and without discrimination to age or seizure type. To date, over 16,000 patients with epilepsy have accumulated in excess of over 36,000 patient years of treatment with the NCP System.

  EPILEPSY MARKET OVERVIEW

     Epilepsy is a disorder of the brain characterized by recurrent seizures. Epileptic seizures are categorized as either partial or generalized at onset. Generalized seizures which involve the entire brain from the onset generally result in the loss of consciousness and are typically manifested by convulsions. Partial onset seizures initiate in a localized region of the brain, and may or may not result in an alternation in consciousness. Partial onset seizures can also progress to generalized seizures. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more refractory to existing therapies than generalized seizures.

     It is estimated that approximately 2.8 million individuals in the U.S. have epilepsy, with approximately 150,000 new cases diagnosed each year, and that there are in excess of 3.3 million individuals with epilepsy in Western Europe and Japan, with over 210,000 new cases diagnosed each year. In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 20% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. The medical, psychological, sociological and financial implications of refractory epilepsy can be profound for individuals and their families. Seizures can be severely debilitating and may result in major irreversible morbidity which consist of lasting complications or side effects. Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness and death as the result of severe seizures. Personal implications of epilepsy may include suffering the side effects of antiepileptic drugs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver's license.

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

     Surgical Treatment. When drug therapy is not effective, the other traditional treatment alternative has been surgical removal of the portion of the brain where seizures originate. Surgical treatment of epilepsy has been proven safe and beneficial for a limited number of patients. Only approximately 2,500 epilepsy surgeries are performed per year in the U.S. We believe that the low number of surgeries is attributable to several factors, including: the extensive evaluation and testing required to screen candidates for surgery and to localize the source of the seizures; the relatively small percentage of patients who have a clearly identifiable and surgically accessible focus for their seizures; the risks of morbidity and mortality associated with brain surgery; the uncertainty of long-term benefits; the non-reversible nature of the procedure; and the cost of evaluation, testing and surgery, which is reported to be approximately $60,000 in many cases.

  VNS THERAPY WITH THE NCP SYSTEM

     Our FDA approved NCP System is the only currently approved medical device alternative for treating epilepsy. The NCP System delivers an electrical signal through an implantable lead to the left cervical vagus nerve in the patient's neck on a chronic, intermittent basis. Stimulation may also be initiated by the patient (or caregiver) with a hand held magnet.

     We believe that a successful new therapy for refractory epilepsy should be clinically proven as effective, provide significant seizure control, be safe and tolerable with few side effects, provide improvement in quality of life and long-term efficacy and be easy for the physician to prescribe and for the patient to use. Based on the results of our preclinical studies, mechanism of action research, seven human clinical trials and the Cyberonics VNS Patient Outcome Registry, we believe that the NCP System meets these criteria as described below.

     Clinically Proven. To date over 16,000 patients have accumulated in excess of over 36,000 patient years of treatment experience with the NCP System. In July 1997, the NCP System was approved by FDA for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. The product is approved for the broader indication of refractory epilepsy in Canada, the European Union, Australia and other Asian markets.

     Significant Seizure Control. In our two randomized, parallel, double blind active control studies, the treatment groups reported a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity.

     Well-tolerated Side Effects. The side effects associated with the NCP System are generally mild, localized and related to the period of time in which stimulation is activated. They include hoarseness, coughing, a feeling of shortness of breath and throat pain. The NCP System has not typically been associated with the debilitating central nervous system side effects which frequently accompany antiepileptic drugs.

Additionally, side effects decrease over time, with no single side effect being reported by more than 3% of patients.

     Quality of Life. The Cyberonics VNS Patient Outcome Registry collects acute and long-term follow-up data on patients treated with VNS Therapy post-FDA approval. Global changes were measured in important quality of life areas such as alertness, verbal communication, memory, school/professional achievements, mood changes, postictal state and cluster seizures. As of April 26, 2002, the registry included data on over 6,165 patients of which approximately 3,800 patients were at three-months follow-up and over 2,100 patients were at 12-months follow-up. Compared to pre-implant, approximately half of patients in both the acute and long-term follow-up exhibit improvements in at least two quality of life areas. Less than 6% of patients exhibited a worsening of any effect in both the acute and long-term patient populations.

     Long-term Efficacy. Long-term follow-up data, derived from an uncontrolled protocol, on the 244 patients in our first four studies suggest that efficacy is maintained and, for many patients, improves over time when the NCP System is used as an adjunctive therapy with drugs as part of a patient's optimized long-term treatment regimen. Analysis of this pooled data showed that the median percent seizure reduction increased from 17% in the first three months to 41% after 24 months of treatment.

     Easy to Use. The implantation procedure is a straightforward, reversible procedure which takes between 30 and 90 minutes, does not involve the brain and has been performed by surgeons with a variety of specializations. Additionally, the NCP System does not interact with existing therapies and, because the NCP System provides therapy without patient (or caregiver) administration, full compliance is assured. Moreover, a patient can use a magnet to temporarily override the pre-programmed stimulation cycle to activate on-demand therapy if the patient senses the onset of a seizure or to temporarily eliminate stimulation side effects. The NCP System implantation is reversible for patients who elect to discontinue treatment.

DEPRESSION

     We are conducting clinical studies of the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. The depression study program includes acute and long-term clinical studies, mechanism of action research and health economics studies to determine the safety, effectiveness and cost effectiveness of VNS Therapy in the treatment of depression, support regulatory approvals and support post-approval psychiatrist, patient and payer acceptance. The clinical component consists of two studies: a 60-patient open-label pilot study (D-01) which was initiated in fiscal 1999 and includes long-term follow-up, with almost all patients approaching or exceeding two years of follow-up and a 235-patient randomized, double-blind, placebo-controlled study (D-02) with long-term open-label follow-up.

     The D-01 acute results reported an acute response rate of 31% which increased to 45% after 12 months of VNS Therapy. In late January 2002, the acute results of the D-02 study on VNS Therapy were completed and unblinded. The D-02 acute results reported 1) a 15% response rate in the active treatment group, which did not represent a statistically significant improvement over the placebo group, 2) a 10% response rate in the placebo group, confirming the treatment-resistant nature of the study population, 3) completion of the acute phase by 97% of the active treatment group, confirming the good short-term tolerability of VNS Therapy and 4) few significant adverse events, confirming the safety of the implant procedure and good short-term tolerability of VNS Therapy in depression.

     The acute response rates in the D-02 study were considerably lower than expected based upon the D-01 pilot study results. The primary factors considered to be potential contributors to the unexpectedly low acute response rate are 1) the amount of stimulation received by the active treatment group and 2) the level of treatment resistance of the patients enrolled. The patients in the acute treatment phase of D-02 pivotal study received lower output current settings than did the patients in the acute treatment phase of the D-01 pilot study, despite similar programming instructions in studies' protocols. Approximately 26% of the patients in the D-02 study received output current settings of 1.0 milliamps or higher, compared to approximately 45% of the D-01 pilot study patients. Therefore, the D-02 study patients did not receive the same acute therapy as did the D-01 pilot study patients. While there are no definitive data to suggest there is an increased response with increasing output current for VNS Therapy, the low output current settings in the acute D-02 study raise the possibility that the low amount of stimulation may have contributed to the low response rate acutely. The D-02 study protocol was designed to include less treatment-resistant patients, as defined by the number of failed drug trials, than were included in the D-01 pilot study. However, patients enrolled in the D-02 study appear to have been as treatment-resistant as the patients in the D-01 pilot study as measured by the number of failed treatments per year in the current depressive episode and over the life of the patient, the average duration of the patients' illness and the percent of patients treated with electro convulsive therapy (ECT).

     Despite the difference in acute response rates between the D-01 and D-02 studies, after 12 months of VNS Therapy, patients in both studies achieved a response rate of approximately 45%. This improvement in response over time has also been observed in epilepsy studies and in our epilepsy registry database, where response rates do not appear to plateau until the second year of treatment. For the D-02 study, the 12-month response rates only include data on the first 36 patients reaching one year of VNS Therapy stimulation, so the results must be interpreted cautiously. However, the results suggest that over time, VNS Therapy produces a clinically significant response rate in these highly treatment-resistant depressed patients. Therefore, the results suggest that eight weeks of fixed dose VNS Therapy at the levels of stimulation received by the active treatment group is too short a duration of treatment for patients who are as treatment-resistant as are the patients in the D-02 study.

     We are planning to amend the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy using existing long-term data collected as already specified in the D-02 protocol. We have extended the evaluation period of the patients from the acute study to one year of stimulation experience and we have implemented new treatment guidelines to increase the amount of stimulation that the patients receive. We intend to submit an Investigational Device Exemption Supplement (IDE-S) to FDA for our revised statistical plan for the D-02 study no later than September 2002. By March 2003, we expect to complete our prospective long-term analysis of the D-02 study and the D-01 pilot study patients.

     In March 2001, the NCP System was approved by N.V. KEMA, an official notified body representing the European Union countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. This CE Mark approval, by definition, includes the treatment of depression in patients with depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder or manic depression. In April 2001, the NCP System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. The Canadian approval is similar to CE Mark European approval in that depressed patients with unipolar depression and bipolar depression are included.

  DEPRESSION MARKET OVERVIEW

     Depression is a chronic, disabling disorder and a major worldwide public health problem. Depressive episodes usually recur over time, with risk for further episodes proportional to the number of prior episodes. After three major depressive episodes, the probability of recurrence is 90%. In the U.S. alone, approximately 18 million people suffer from depression, slightly over six million of which are receiving some form of medical treatment. An estimated 1.2 million Americans are believed to suffer from chronic treatment-resistant depression. Over 100,000 Americans each year are treated with ECT for their depression. Roughly 15% of all people with severe depression that require hospitalization commit suicide. Depression is also a very expensive disorder, ranked as the second leading cause of disability worldwide in 1990. Depression costs in the U.S. alone are estimated at over $50 billion per year, including over $12 billion in direct treatment costs. The total market in the U.S. for anti-depressants is estimated to exceed $6 billion.

     The exact causes of depressive disorders are unknown, although both biological abnormalities and psychological factors are thought to precipitate this disease. Diminished synaptic concentrations of neurotransmitters, especially serotonin and norepinephrine, are implicated in the pathogenesis of depression. Most current standard therapies are thought to affect either one or both of these neurotransmitter systems (SSRI drugs -- serotonin-specific reuptake inhibitors; MAOI drugs -- monoamine oxidase inhibitors that decrease the breakdown of norepinephrine and serotonin). It is of interest to note that several antiepileptic compounds, such as carbamazepine, valproate and lamotrigine, are used as mood stabilizers and that lamotrigine and gabapentin are also used as antidepressants.

  TRADITIONAL DEPRESSION THERAPIES

     The goals of treatment of depression are to achieve remission of symptoms, prevent relapse and recurrence, improve the quality of life and functional capacity of the patient. Treatment of depression is typically viewed in terms of acute, continuation and maintenance phases of treatment. The acute treatment phase is considered to be 6-12 weeks, the continuation phase is 4-9 months and the maintenance phase is greater than 9-12 months. Recurrences of depression are expected in 50% of cases within two years after maintenance treatment. For well-established recurrent depressions, the rate of recurrence may approach 75%. In the U.S., over 100,000 patients are treated annually with ECT. ECT typically involves general anesthesia and multiple treatments that can cost from $8,000 to as high as $20,000 per patient per year. Treatment morbidity associated with ECT includes the risks of general anesthesia, as well as short and long-term cognitive deficits, including memory loss.

     Depression is typically treated with medication, psychotherapy or a combination of both. Medications include tricyclic antidepressants (TCAs), SSRIs and others. Not all patients respond to the same therapy and patients often try multiple therapies. Other treatments for depression include light therapy and rarely, surgery.

  VNS THERAPY WITH THE NCP SYSTEM

     VNS Therapy using the NCP System for depression, as approved in European Union countries and Canada and under current clinical investigation in the U.S., is very similar to VNS Therapy for the treatment of epilepsy. The NCP System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck, under similar programming specifications. As of June 25, 2002, our 21 center, 235 patient pivotal clinical study (D-02) of VNS Therapy in the treatment of depression is underway. Continuing in 2003 and beyond, we expect to expend considerable resources completing the long-term pivotal study, pursuing the receipt of appropriate regulatory approvals and following receipt of appropriate approvals no sooner than fiscal 2004, if at all, launching the NCP System as a treatment for patients with depression.

     Although VNS Therapy using the NCP System has been approved in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes in these countries until reimbursement approvals have been received in each country and we have received regulatory approval in the U.S. We cannot be certain when or if such reimbursement or approval will be obtained or whether the levels of reimbursement, if received, will be sufficient to enable us to sell the NCP System on a profitable basis.

     The clinical study of VNS Therapy for the treatment of depression in the U.S. is an investigational study subject to clinical outcome and significant regulatory restrictions. We can provide you no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of depression in the U.S. Any delays or failure of the necessary approvals could harm our ability to market the NCP System for depression, which could harm our business, financial condition and results of operations.

OTHER INDICATIONS DEVELOPMENT

     We are engaged in expanding the range of treatable disorders for VNS Therapy in new indications as warranted by our extensive patent portfolio, expected or observed clinical outcomes from ongoing and future pre-clinical and clinical research studies and anecdotal reports of patient experience and market dynamics. We currently have studies underway for the treatment of Alzheimer's Disease (AD), anxiety and obesity disorders as well as studies planned for other disorders covered by our patent portfolio.

  ALZHEIMER'S DISEASE MARKET OVERVIEW

     AD is considered an "amnestic dementia" or forgetful dementia because its most common first symptom is the rapid forgetting of recently learned material.

     AD is a major public health threat in the U.S. and worldwide. Estimates indicate that approximately 4 million people in the U.S. suffer from AD. Worldwide, it is estimated that 22 million individuals will develop AD by the year 2025. The cost of AD in the U.S. alone exceeds $100 billion per year. AD is the third most costly disease in the U.S., preceded only by heart disease and cancer, with the average lifetime cost per patient of $174,000. While implantable drug delivery systems have been tested on a limited basis in patients with AD, to Cyberonics' knowledge, VNS Therapy represents the first implantable stimulator or surgery-like procedure to be clinically tested for AD.

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

     In the states of moderate AD, patients may require assistance with routine daily functions, but they usually retain the capacity to participate in their own care. They develop worsening movements that limit their ability to perform tasks such as operating household appliances, dressing and writing. Space and time disorientation becomes increasingly troublesome as the disease progresses, often leading to wandering and sleep disturbances. With further progression of the disease, disturbances in cognition and behavior become global and more profound. Eventually the patient becomes bed bound.

     The symptoms of AD increase in severity over the course of a decade, leading to a state in which only vegetative neurologic functions are retained. Death is typically the result of secondary causes, often systemic infections, rather than degeneration of the brain itself. Notwithstanding the distress that the symptoms produce in the patient's family, friends and caregivers, the progressive loss of cognitive function in AD eventually deprives the individual of their livelihood, independence, thought and identity. AD invariably reduces the quality of life of the affected individual and, in many cases, shortens their life span as well.

     Currently there is no cure for AD, therefore, the goal of treatment must be to improve cognitive functioning. This may be done by increasing the cholinergic neurotransmission in the brain. Many of the drugs used today for alleviating the symptomatology of AD are directed at increasing cholinergic neurotransmission, but other drugs, such as serotonergic enhancers, are also used. The effect of these drugs is a mild increase in cognitive functioning in some of the treated patients. As for tacrine, the first cholinergic drug to be marketed as a treatment for AD, about one third of the treated patients experienced an improvement in cognitive functioning, but one third were unchanged and one third declined as if they had not been treated. Thus, since at least two thirds of the patients with AD are medically non-responders to the currently available therapies, a new treatment option is desirable.

  VNS THERAPY WITH THE NCP SYSTEM

     Our study of VNS Therapy for AD was initiated primarily because of VNS Therapy treatment-related improvements in memory reported both in animal research and in patients with epilepsy. Based on the Cyberonics VNS Therapy Patient Outcome Registry, approximately one fourth of epilepsy patients treated for three months with VNS Therapy and approximately one third of those patients treated for one year report that their memory was better or much better after VNS Therapy. These studies provide a rationale for the hypothesis that Vagus Nerve Stimulation may enhance memory performance in individuals experiencing cognitive impairments as a result of AD.

     In April 2000, the Swedish government approved a pilot clinical study of VNS Therapy for the treatment of AD. Shortly thereafter, we launched a pilot study of left cervical VNS Therapy in up to 10 implanted patients with a study protocol of three months in the acute study and long-term follow-up. In November 2001, the results from the 10 patient pilot study were released. After three months of VNS Therapy, eight of the 10 patients with AD responded where response is defined as an improvement in or no worsening of AD symptoms based on the Alzheimer's Disease Assessment Scale-cognitive (ADAS-cog). Of the eight responders, six had improvements in their symptoms of AD and two had no worsening. After six months of VNS Therapy, seven of the eight initial responders continued to sustain their response by having improvements in symptoms compared to their baseline ADAS-cog assessments. Patients with AD typically worsen nine points in the ADAS-cog each year. The 10 patients in the VNS Therapy study had a median improvement in the ADAS-cog each year. In November 2001, we received approval to extend the AD pilot study to a total of three sites and 30 patients.

     Our primary objective is to examine changes in cognitive performance such as changes in memory over time. In addition to memory loss, disturbances in attention, mood and executive functions are often among the earliest symptoms of AD. In a separate study of patients with depression, VNS Therapy has been shown to potentially have mood elevating effects. In moderate and severe AD, many patients also develop depressive symptoms, so the potential of VNS Therapy to not only enhance memory, but also improve depression is of interest in this study.

     VNS Therapy using the NCP System under clinical investigation for the treatment of AD is very similar to the therapy for the treatment of epilepsy. The NCP System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck area, under similar programming specifications. As of June 25, 2002, the pilot study has been initiated, one site has been approved and all 16 patients have been implanted.

     The clinical study of VNS Therapy for the treatment of AD in the U.S. is an investigational study subject to clinical outcome and significant regulatory restrictions. We can provide you no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of AD in the U.S. Any delays or failure of the necessary approvals could harm our ability to market the NCP System for AD, which could harm our business, financial condition and results of operations.

  ANXIETY DISORDERS MARKET OVERVIEW

     Anxiety disorders are a major public health problem. According to the World Health Organization and the United States National Institutes of Mental Health
(NIMH), anxiety disorders are the most common of all mental illnesses, affecting approximately 400 million people worldwide at any one time. Up to 40 million people in the U.S. suffer from anxiety disorders. The five principal anxiety disorders recognized today are panic disorder (PD), social phobia (SP), also referred to as social anxiety disorder (SAD), obsessive-compulsive disorder
(OCD), generalized anxiety disorder (GAD), and post-traumatic stress disorder
(PTSD). About 20 million people in the U.S. suffer specifically from OCD, PD and PTSD. Over one million Americans suffer from treatment-resistant anxiety. The majority of patients see no improvement at all or continue to exhibit at least some symptoms such as panic attacks, obsessive thoughts, flashbacks, nightmares and countless physical symptoms that interfere with everyday life. Severe anxiety disorders are associated with a high prevalence of alcohol and substance abuse, vocational dysfunction, financial dependence, disability and excessive use of medical facilities. Major depressive disorder is a common co-morbidity in patients with OCD, PD and PTSD. Recent studies suggest that 50% of patients with PTSD, 67% of patients with OCD and 50% to 65% of patients with PD also suffer from major depressive disorder in their lifetimes.

     The estimated cost of anxiety disorders in the U.S. alone exceeds $40.0 billion per year, which includes $23.0 billion in non-psychiatric medical treatment costs, $13.3 billion in psychiatric treatment costs and $4.1 billion in indirect workplace costs. The U.S. market for anxiolytics, the drugs used to treat various anxiety disorders, is estimated to exceed $1.5 billion per year. Anxiety has evolved as a vitally important physiological response to dangerous situations. However, the mechanisms that regulate anxiety may break down in a wide variety of circumstances, leading to excessive or inappropriate expression of anxiety. Specific examples include phobias, panic attacks and generalized anxiety. In addition to these common manifestations of anxiety, OCD and PTSD are also classified as anxiety disorders. In OCD, patients experience a high level of anxiety related to their obsessional or compulsive behaviors. When such an individual fails to carry out repetitive behavior such as hand-washing or checking, they experience severe anxiety.

     For a patient to receive a diagnosis of an anxiety disorder, specific diagnostic criteria must be met for a particular anxiety disorder. For example, the diagnosis of OCD requires obsessions or compulsions that have been recognized by the patient and that cause marked distress, are time consuming or significantly interfere with the person's normal routine, occupational (or academic) functioning or usual social activities or relationships. These obsessions or compulsions cannot be caused by a drug, medication or a general medical condition.

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

  VNS THERAPY WITH THE NCP SYSTEM

     VNS Therapy is now being investigated as a treatment option for depression, a common co-morbidity in anxiety disorders. SSRIs, one of the common treatments for depression, are also commonly used to treat anxiety disorders. The idea of using the NCP System as a treatment for anxiety disorders was initially based on subjective observations from epilepsy clinical studies, functional brain imaging studies in epilepsy patients showing VNS Therapy modulation of brain regions involved in regulating mood and anxiety, neurochemical analyses from both clinical and animal studies and the results of a pilot study of VNS Therapy in patients with depression. In the pilot work in depression, significant antianxiety effects were observed along with the improvements in depression. Given the successful use of antidepressants in the treatment of anxiety disorders and the preliminary demonstration of VNS Therapy as an antidepressant, the study of VNS Therapy in a treatment-resistant population of patients with anxiety disorders was initiated.

     In December 2000, FDA granted Cyberonics an unconditional IDE for a pilot study of VNS Therapy with the NCP System in treating patients with OCD, PD and adult onset PTSD, three of the five major types of anxiety disorders. Up to 30 patients at four sites can be implanted with the NCP System and stimulated with left cervical VNS Therapy. As of June 25, 2002, the pilot study for patients with anxiety disorders has been initiated, five sites have been approved and four of the approved sites have implanted a total of 10 patients.

     The clinical study of VNS Therapy for the treatment of anxiety disorders and other investigational studies are subject to clinical outcome and significant regulatory restrictions. We can provide you no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of these disorders. Any delays or failure of the necessary approvals could harm our ability to market the NCP System for these disorders, which could harm our business, financial condition and results of operations.

  OBESITY MARKET OVERVIEW

     Obesity is defined as having an excess of body fat, but is typically viewed as being severely overweight. Obesity is a serious disorder with severe medical, personal, social and financial implications. Being overweight is defined as having a body mass index, the ratio of a person's weight to height (weight in kilograms divided by height in meters squared) of 25 to 29.9 kg/m(2). Obesity is defined as having a body mass index of 30 kg/m(2) or higher. Approximately one third of the general population of the U.S., or 100 million people, are estimated to be overweight. Approximately 66 million Americans are obese enough to qualify for treatment with medications, meaning they are 30% over their ideal body weight or are 20% over a healthy body weight and have other health risk factors. Approximately 14 million people in the U.S. are morbidly obese which can be diagnosed when a person is twice his or her ideal weight or at least 100 lbs overweight. Obesity is a significant risk factor for many medical disorders including diabetes, hypertension and heart disease. Being obese can also cause problems such as sleep apnea and osteoarthritis. Approximately 90% to 95% of the over 10 million diabetics in the U.S. have Type II diabetes, with obesity being the major risk factor. The combination of hypertension and obesity significantly increases the risk of congestive heart failure, cardiac arrhythmias and sudden death, as well as cerebral stroke. Obesity-related conditions are estimated to contribute to 300,000 deaths yearly, ranking second only to smoking as a cause of preventable death. The annual economic costs of obesity in the U.S. from excess medical expenses and loss of income are reported to exceed $68 billion, a figure that does not include the more than $30 billion spent yearly on diet foods, products and programs.

     The exact causes of obesity are unknown. The basic mechanism is an imbalance between caloric intake and energy expenditure, but why this imbalance occurs is unclear. Evidence suggests that obesity has several causes reflecting inherited, environmental, cultural, socioeconomic and psychological conditions. Increasing physiological, biochemical and genetic evidence suggests that being overweight is a complex disorder of appetite regulation and energy metabolism. Many persons have a chronic tendency for becoming overweight that needs lifelong attention. It is of interest to note that some antidepressant compounds are also used as antiobesity treatments.

  TRADITIONAL OBESITY THERAPIES

     The goals of treatment for obesity are to achieve lasting weight loss, improve the quality of life, improve functional capacity and prevent medical or ameliorate complications such as diabetes. Treatment options for obesity include diet, exercise, behavior modification, psychotherapy, drug treatment, surgery and combinations of therapies. Most patients who lose weight do not maintain the weight loss with currently available treatments.

     Diet modification and behavioral modification programs are generally unsuccessful for the majority of morbidly obese individuals. While very low calorie liquid diets can lead to pronounced weight loss in the short-term, the weight loss is often not long lasting. Two newer agents have been approved by FDA, Sibutramine and Orlistat. Sibutramine is a centrally acting agent that increases the concentration of serotonin and norephinephrine. Orlistat is an inhibitor of pancreatic lipase and causes a reduction in fat absorption.

     Surgery offers the best long-term efficacy for morbid obesity, with studies demonstrating weight loss of around 70% of excess weight and preservation of approximately 50% of weight loss long-term. There are two types of surgical treatments commonly being used to treat obesity, restriction operations and gastric bypass. Restriction operations limit food intake by creating a small pouch at the top of the stomach where the food enters from the esophagus. The second type of surgical treatment for obesity is gastric bypass. This operation combines the creation of a small stomach pouch to restrict food intake and construction of a bypass of the duodenum and other segments of the small intestine to prevent calories from being absorbed (malabsorption). There are two types of gastric bypass: Roux-en-Y (RGB) gastric bypass and extensive gastric bypass (biliopancreatic diversion). A device that restricts the size of the stomach using a band, called the Lap-Band, is also commercially available in some non-U.S. markets and was recently approved by FDA for the treatment of obesity in the U.S.

     Up to 30,000 patients a year are treated with surgery for their obesity in the U.S. Obesity surgery is typically an open procedure that involves general anesthesia and significant morbidity and mortality. The surgical procedure costs from $10,000 to as high as $30,000 per patient.

  VNS THERAPY WITH THE NCP SYSTEM

     We are currently evaluating the pilot safety and efficacy of VNS Therapy as a treatment for morbid obesity. In this study we are evaluating the use of bilateral supra or subdiaphragmatic VNS, where the patient's left and right vagus nerves just above or just below the diaphragm are stimulated. In this form of VNS Therapy the vagus nerves in the area of the gut or chest as opposed to the neck area are stimulated, and it is expected that different stimulation parameters than those used in epilepsy will be employed. In May 2000, FDA approved an IDE for a clinical study utilizing VNS Therapy to treat morbid obesity. Shortly thereafter, we launched a pilot safety and efficacy study using the NCP System to treat obesity. As of June 25, 2002, three U.S. study sites have been initiated and two sites have implanted bilateral VNS Therapy in six patients in this pilot study.

     The clinical study of VNS Therapy for the treatment of morbid obesity and other investigational studies are subject to clinical outcome and significant regulatory restrictions. We can provide you no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of these disorders. Any delays or failure of the necessary approvals could harm our ability to market the NCP System for these disorders, which could harm our business, financial condition and results of operations.

     We expect to expend considerable resources completing the pilot studies for AD, anxiety disorders, obesity and other indications development research in fiscal 2003 and beyond. In February 2002, we suspended new enrollments in all new indication studies in order to allow us to focus our limited clinical and financial resources towards the determination of the effectiveness of VNS Therapy in depression. The suspension of patient enrollments in all new indications studies results in a higher degree of uncertainty surrounding the timing and extent of anticipated clinical study activities in new indications development.

VAGUS NERVE STIMULATION WITH THE NCP SYSTEM

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

     The NCP System delivers vagus nerve stimulation therapy on a chronic, intermittent basis. The initial standard stimulation parameters that we recommend are a 30 second period of stimulation which we refer to as ON time, followed by a five minute period without stimulation which we refer to as OFF time. To optimize patient treatment, the pulse width, output current, signal frequency, stimulation duration and stimulation OFF intervals of the NCP Pulse Generator can be noninvasively programmed and adjusted by the treating physician with a personal computer using our programming wand and software. In addition, the patient can use a small, hand held magnet which is provided with the NCP Pulse Generator to manually activate or deactivate stimulation. On-demand therapy can be useful for those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures as well as provide patient control of limited stimulation side effects.

     NCP Pulse Generator. The NCP Pulse Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The NCP Pulse Generator employs a battery which has an expected life of approximately eight years at standard stimulation parameters. Upon expiration of the battery, the NCP Pulse Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia. Cyberonics manufactures the NCP Model 101 Pulse Generator and in June 2002 received FDA approval for commercial distribution in the U.S. of the NCP Model 102 Pulse Generator. The Company's first generation pulse generator, the Model 100, was discontinued in June 2001.

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

     Programming Wand and Software. Our proprietary programming wand and software are used to interrogate the device and to transmit programming information from a personal computer to the NCP Pulse Generator via electromagnetic signals. These products are compatible with both Pentium and non-Pentium based platform personal computers. Programming capabilities include modification of the NCP Pulse Generator's programmable parameters (pulse width, output current, signal frequency and stimulation duration and interval) and storage and retrieval of telemetry data. The NCP programming wand can be connected to a standard personal computer using a serial connector.

     Tunneling Tool. The tunneling tool is a single use sterile, disposable surgical tool designed to be used during surgical placement of the Bipolar Lead. The tool is used for subcutaneous tunneling of the lead assembly between the nerve site in the neck and the NCP Pulse Generator site in the chest.

     Accessory Pack. The Accessory Pack includes one Pulse Generator resistor assembly used to test the function of the device prior to implantation, the NCP Bipolar Lead tie-downs, one hex screwdriver, two setscrews and setscrew plugs.

     The NCP System implant procedure, including device costs, hospital charges and physician fees, costs between $15,000 and $35,000. The current list price for the NCP System is approximately $12,250 for the Model 101 System and approximately $14,500 for the Model 102 System.

MANUFACTURING AND SOURCES OF SUPPLY

     Our manufacturing operations are required to comply with FDA's Quality System Regulations, commonly referred to as QSR, which incorporates the agency's former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in product design, manufacturing, packaging, labeling, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we are subject to the compliance requirements of ISO 9001 certification and CE Mark directives. We are audited by KEMA, Quality USA on a semiannual basis and by KEMA, The Netherlands on an annual basis respectively for such compliance.

     The NCP Pulse Generator Model 101 and 102 which are similar in design and manufacture to a cardiac pacemaker, is comprised of either one or two printed circuit boards respectively and a battery which are hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The circuit boards are next assembled and tested. The assembled circuit boards and battery are then placed in a titanium case which is laser welded. An epoxy header to which the Bipolar Lead connects is added to all sealed units. Each unit is subject to final functional release testing prior to being sterilized by a third party vendor.

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

MARKETING AND SALES

     United States. We sell and market our products through a direct sales force in the U.S. As of June 25, 2002, our U.S. sales and marketing organization consisted of 192 full time employees. Our sales and marketing plan focuses on creating widespread awareness and demand for the NCP System among neurologists, surgeons and nurse clinicians involved in the treatment of patients with epilepsy, third party payers who pay for such treatment and patients and their families whose lives are affected by epilepsy. To reach each of these groups, we are using a multidisciplinary sales force consisting of sales personnel with medical device or pharmaceutical sales experience, clinical specialists with nursing experience in epilepsy, reimbursement specialists experienced in obtaining third party coverage and payments for new medical technologies, regional marketing teams experienced in peer to peer marketing programs and case managers experienced in patient insurance issues. In addition to our direct selling activities, we facilitate and support peer to peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the NCP System with others.

     International. We market and sell our products through a combination of a direct sales force in certain European countries and distributors elsewhere. As of June 25, 2002, our international sales and marketing organization consisted of 20 full time employees and a number of independent distributors. The NCP System is currently sold by a direct sales force in Germany, France, Austria, Switzerland, Belgium, Norway, Sweden, Denmark and the United Kingdom. As of June 25, 2002, we had distribution agreements with independent distributors covering a number of other countries, principally in Europe. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. We intend to seek additional regulatory and reimbursement approvals in the future in those major markets where the NCP System is not yet approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, we are working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the NCP System if such approvals are obtained. The Japanese clinical trial began in July 1993. In February 1998, our Japanese distributor submitted the results of this study, along with our other clinical trial data, to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

THIRD-PARTY REIMBURSEMENT

     Our ability to expand the commercialization of the Vagus Nerve Stimulation successfully depends on favorable coverage, coding and reimbursement for VNS Therapy. Currently, VNS Therapy has been recommended and/or adopted by most payers across the U.S., including Aetna, Blue Cross/Blue Shield Technology Evaluation Center, CHAMPUS, Kaiser Permanente, Centers for Medicare & Medicaid services (CMS) and most state Medicaid programs.

     In deciding to cover a new therapy, payers base their initial coverage decisions on several factors including, but not limited to, the status of FDA's review of the product, CMS coverage decision, Blue Cross/ Blue Shield Technology Evaluation Center, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. The Cyberonics Reimbursement Department of 54 employees is available to assist hospitals and physicians with any reimbursement questions. The department's geography-specific Regional Alliance Managers and Reimbursement Case Managers are available through our Reimbursement Hotline, to help with coverage, coding and reimbursement issues. VNS Therapy coverage for epilepsy treatment is generally approved with all payers.

     In addition to coverage, the success of any new medical device therapy also depends on specific codes that physicians, surgeons and hospitals need to bill for their services. The VNS Therapy has specifically approved codes for physicians, surgeons and hospitals to submit claims for their services to payers using appropriate codes recognized by American Medical Association. Once a favorable coverage determination is made with respect to a product, payers must determine the level of reimbursement for the product and related therapy and procedures. In making decisions about reimbursement amounts payers typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms including, but not limited to, discounted charges, per diem amounts, resource-based payment scales, medical surgical case rates and reimbursed costs. Those mechanisms have provided payment levels for many other implantable devices that have been adequate to allow device use and commercial success. Assuming that most payers determine to cover the VNS Therapy and related services, we have found that many of these same payment mechanisms have provided reimbursement levels for the VNS Therapy and related services that physicians and hospitals view as adequate to support use of the VNS Therapy.

  MEDICARE

     Effective July 1, 1999, CMS (formerly the Healthcare Financing Administration, or HCFA), issued National Coverage Policy Transmittal 144 (Section 60-22). This policy is in accordance with FDA-labeled usage for the device. Currently, Medicare accounts for a total of 20% to 25% of the patients implanted with VNS Therapy. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare introduced on August 1, 2000 a new prospective payment system based on Ambulatory Payment Classifications (APCs). The VNS Therapy has been designated a "pass through" product for the first two or three years of the APC system. The pass through designation allows hospitals to submit for separate payment of the device and they are reimbursed based on their charges and cost-to-charge ratios. Effective April 1, 2002, the updated APC rates for the VNS Therapy will positively impact hospital reimbursement. For inpatient implants, Medicare uses a fixed-payment method, which is an all-inclusive prospective amount known as Diagnosis Related Groups or DRGs. Under current DRG groupings, hospital inpatient procedures for implanting the VNS Therapy are assigned to one of two different DRGs based on whether or not the patient has complications or coexisting severe medical problems, also referred to as co-morbidities. In our experience, 90% of the VNS Therapy are implanted in the outpatient setting.

  MEDICAID

     Medicaid programs cover hospital inpatient and outpatient services that are medically necessary and appropriate. Currently, Medicaid accounts for 15% to 20% of patients implanted with the VNS Therapy. Most state Medicaid agencies have developed their own coverage policy for VNS Therapy or adopted the National CMS coverage policy. In many cases, prior authorization is required. Reimbursement mechanism varies state by state. Medicaid policy and payment methodologies change on a regular basis so vigilant and ongoing work is necessary to insure continued access and acceptable reimbursement for patients covered by Medicaid programs.

  PRIVATE PAYERS

     Private payers also cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, private payers (commercial, managed care and other third party payers) accounts for 50% to 55% of patients implanted with VNS Therapy. As with other payers, many private payers have developed clinical guidelines for coverage or adopted the National CMS coverage policy for use of the VNS Therapy. In most cases written authorization is required. Reimbursement mechanism will vary from plan to plan.

     Cyberonics understands that significant sales volume will be difficult to generate without appropriate reimbursement approvals. We have a dedicated reimbursement department with 54 employees that includes 30 Case Managers and eight Regional Alliance Managers to work with all coverage, coding and reimbursement issues.

     Although Vagus Nerve Stimulation using the VNS Therapy has been approved for commercial distribution in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes in these countries until reimbursement approvals are achieved in these countries and FDA approval is achieved in the U.S. We are continuing to pursue appropriate reimbursement approvals in these countries.

PRODUCT DEVELOPMENT

     Our product development efforts are directed toward improving the NCP System and developing new products that provide additional features and functionality while improving cost effectiveness. Throughout fiscal 2002 and by the end of June 2002, we received approval for a new family of products represented in the Model 102 System, including the VNS Therapy Pulse Model 102 Generator, VNS Therapy Lead Model 302, Model 250 NCP Programming Software Version 4.6 for use with the laptop programming system, the Model 250 NCP Programming Software 6.1 for use with a handheld programming system, VNS Therapy Tunneler Model 402 and VNS Therapy Accessory Pack Model 502. We are conducting ongoing product development programs to design improvements in the NCP Pulse Generator, the Bipolar Lead and software enhancements. We will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of improved and new products.

COMPETITION

     We believe that in the field of refractory epilepsy, existing and future antiepileptic drugs are and will continue to be the primary competition for the NCP System. We may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's Disease. We could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than us. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. We face similar competition with respect to the development and sale of VNS Therapy as a treatment for the other indications we are evaluating, including depression, AD, anxiety disorders and obesity.

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

     We entered into an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we received exclusive licenses on four U.S. method patents (and such international counterparts as have been or may be issued) covering the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. We believe that these patents give us an advantage. The license agreement runs for the term of licensed patents, which will give us coverage through 2011. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales for the remaining term of the licensed patents.

     We entered into a license agreement with Huntington Medical Research Institute pursuant to which we have licensed two U.S. patents (including their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement disorders and our patented disorders through March 2003. Pursuant to the license agreement, we are obligated to pay the licensor a royalty of 1.0% of net sales of NCP Systems using the licensor's standard lead (which includes our bipolar lead) and 1.75% of net sales of NCP Systems which include the licensor's bidirectional lead. We also agreed to pay minimum royalties of $35,000 for each fiscal year for the life of the licensed patents.

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

     In addition to these license agreements, as of June 25, 2002, we had approximately 30 U.S. patents and patent applications pending, covering various aspects of the NCP Pulse Generator circuits, electrode designs, methods of automatic seizure detection and various therapeutic applications of vagus nerve stimulation. In addition to movement disorders, other method patents cover the fields of eating disorders including obesity, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, including depression and anxiety disorders, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain key international jurisdictions.

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

     We believe that the licenses described above provide us with protection in the U.S. in the field of cranial nerve stimulation, including vagus nerve stimulation for the control of epilepsy, depression, movement disorders, including Parkinson's Disease and essential tremor, eating disorders, anxiety disorders, obesity, dementia and additional indications for which method patents have been issued. The protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. In addition, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how or to defend us against claims of infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Litigation could be costly and divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the NCP System, any of which could severely harm our business. We are not currently a party to any patent litigation or other litigation regarding proprietary rights and are not aware of any challenge to our patents or proprietary rights.

GOVERNMENT REGULATION

     The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the U.S. by federal agencies, primarily FDA, and by comparable state agencies. In the U.S., the NCP System is regulated as a medical device and is subject to FDA's premarket approval requirements. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into three classes, class I, II or III. New class III devices, such as the NCP System, are subject to the most stringent FDA review, and require submission and approval of a premarket application before commencement of marketing, sales and distribution in the U.S.

     In July 1997, we received FDA approval to market the NCP System in the U.S. for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. While we have satisfied FDA's requirements to commence domestic sales of our product, we continue to be subject to FDA's ongoing requirements to maintain regulatory compliance. Additionally, pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct clinical follow-up on a total of 50 patients during the first five years of stimulation and to monitor the safety and tolerability of the NCP System. In addition, we have been required by FDA to continue to provide information about which patients benefit most from the device as well as information on any deaths that occur in patients who have the device implanted. FDA may raise additional concerns in the future, accordingly, our business is critically dependent upon ongoing compliance with FDA regulations and requirements.

     In July 1999, FDA granted Expedited Review status for a future premarket approval application for the NCP System for the treatment of depression in patients with unipolar and bipolar depressive disorder. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the NCP System in patients with treatment-resistant chronic or recurrent depression. The study protocol included 30 patients treated for three months with long-term follow-up. In September 1999, FDA granted approval for expansion of the pilot clinical study, increasing the number of study sites from four to five and the number of patients from 30 to 60. The acute phase of the 60 patient pilot study was completed in fiscal year 2001. In October 1999, FDA granted unconditional approval for a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. In June 2001, FDA approved an expansion of the depression pivotal study to include up to an additional 30 implanted patients. Enrollment in the U.S. pivotal study including the 30 additional patients was completed by June 30, 2001. In January 2002, the acute results of the D-02 study on VNS Therapy were completed and unblinded. The D-02 acute results reported 1) a 15% response rate in the active treatment group, which did not represent a statistically significant improvement over the placebo group, 2) a 10% response rate in the placebo group, confirming the treatment-resistant nature of the study population, 3) completion of the acute phase by 97% of the active treatment group, confirming the good short-term tolerability of VNS Therapy and 4) few significant adverse events, confirming the safety of the implant procedure and good short-term tolerability of VNS Therapy in depression. We are planning to amend the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy using existing long-term data collected as already specified in the D-02 protocol. We have extended the evaluation period of the patients from the acute study to one year of stimulation experience and we have implemented new treatment guidelines to increase the amount of stimulation that the patients receive. We intend to submit an IDE-S to FDA for our revised statistical plan for the D-02 study no later than September 2002. By March 2003, we expect to complete our prospective long-term analysis of the D-02 pivotal study and the D-01 pilot study patients.

     In April 2000, the Swedish government approved a pilot clinical study of VNS Therapy for the treatment of AD. Shortly thereafter, we launched a pilot study of left cervical VNS Therapy in up to 10 implanted patients with a study protocol of three months in the acute study and long-term follow-up. In November 2000 the results from the 10 patient pilot study were released. After three months of VNS Therapy, eight of the 10 patients with AD responded where response is defined as an improvement in or no worsening of AD symptoms based on the Alzheimer's Disease Assessment Scale-cognitive (ADAS-cog). Of the eight responders, six had improvements in their symptoms of AD and two had no worsening. After six months of VNS Therapy, seven of the eight initial responders continued to sustain their response by having improvements in symptoms compared to their baseline ADAS-cog assessments. Patients with AD typically worsen nine points in the ADAS-cog each year. The 10 patients in the VNS Therapy study had a median improvement in the ADAS-cog of three points after six months of VNS Therapy. In November 2001, we received approval to extend the AD pilot study to a total of three sites and 30 patients.

     In December 2000, FDA granted Cyberonics an unconditional IDE for a pilot study of VNS Therapy with the NCP System in treating patients with Obsessive-Compulsive Disorder (OCD), Panic Disorder (PD) and adult onset Post-Traumatic Stress Disorder (PTSD), three of the five major types of anxiety disorders. Up to 30 patients at four sites can be implanted with the NCP System and stimulated with left cervical VNS Therapy.

     In August 2000, FDA approved an IDE for a clinical pilot study utilizing a new type of VNS Therapy to treat obesity. Shortly thereafter, we launched a two-phase safety and efficacy study using the NCP System to treat obesity. In the first phase, six patients were implanted and treated. If the results of the first phase justify continued research, up to 24 additional patients will be treated in Phase II, for a total of up to 30 implanted and treated patients in the pilot study.

     We will be required to obtain FDA approval of a new premarket application or premarket application supplement before making any change to the NCP System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New premarket applications and premarket application supplements generally require submission of information needed to support the proposed change and may require additional clinical data. If clinical data is required for a new indication, FDA can additionally require review of the results of a clinical study by one of their Advisory Panels. If the clinical testing required to obtain the information necessary to support the change that places research subjects at risk, we could be required to obtain FDA's approval of an investigational device exemption, or IDE, before beginning such testing. We intend to sponsor additional clinical trials of the NCP System in the U.S. for non-epilepsy central nervous system disorders. We believe that we will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards, also referred to as IRBs, established pursuant to FDA regulations. We may be unable to obtain any required FDA or IRB approvals for such clinical trials or to complete the studies in a timely manner. Further, the information obtained may not be sufficient to support the filing of a new premarket application or premarket application supplement for the proposed changes. Any of these events would prevent us from obtaining approvals to market our product for the indications which could harm our business.

     We are required to register, and have registered, as a medical device manufacturer with FDA and state agencies and to list our products with FDA. Our facilities are subject to inspection on a routine basis by FDA for compliance with FDA's QSR and other applicable regulations. The QSR imposes procedural and documentation requirements upon us with respect to product designs, manufacturing, testing, control, process validation and similar activities. We received a joint inspection by FDA and the Texas Department of Health (TDH) in January 2001 which yielded inspectional observations resulting in Warning Letters being issued to the Company by FDA and TDH. These Warning Letters were issued on March 23, 2001 and March 9, 2001 respectively, for not fully complying with the Medical Device Reporting Regulation, 21CFR 803 and associated corrective preventive action as required under the Quality System Regulation, 21CFR 820.100. We voluntarily provided a written response, dated February 22, 2001, which detailed our corrective action plan to both FDA and TDH before either Warning Letters were issued. Both FDA and TDH Warning Letters, issued subsequent to the Cyberonics voluntary response, formally acknowledged receipt of the Cyberonics response and that the corrective action plan was adequate. Subsequently a joint follow-up inspection by FDA and TDH in January 2002 resulted in FDA closing out the Warning Letter of March 23, 2001. The TDH stated that they were also fundamentally satisfied with Cyberonics' corrective actions relative to compliance with the Medical Device Reporting Regulations referenced in the TDH Warning Letter of March 9, 2001. However, the TDH issued a Warning Letter II, dated March 6, 2002, relative to promptness of complaint processing as similar objections were mentioned in their March 9, 2001 letter. TDH believed that complaint handling procedures could be improved and TDH formally accepted the February 20, 2002 Cyberonics' response detailing the corrective action taken in this regard.

     New regulations governing such matters as device tracking and post-market surveillance also apply to the NCP System. FDA also actively enforces regulations prohibiting marketing of products for non-indicated uses. The advertising of most FDA-regulated products, including the NCP System, is also subject to Federal Trade Commission jurisdiction and we are also subject to the Occupational Safety and Health Administration and other governmental entities.

     Clinical testing, manufacturing and sale of our products outside of the U.S. are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the U.S., and which vary from country to country. In order to market and sell our product in the European community, we must comply with the medical device directives. Cyberonics also complies with the ISO 9001, which is similar to FDA's QSR as well as ISO13485 and EN46001. We are audited on a voluntary basis for compliance with these directives. We have obtained several foreign governmental approvals, including the approval to use the European Union CE Mark for epilepsy and depression, and have applied for additional approvals. However, we may not be granted the necessary approvals, including approval of new premarket applications or supplements to existing premarket applications for the NCP System, on a timely basis or at all. Delays in receipt of or failure to receive these approvals, or the withdrawal of previously received approvals, could harm our international operations and our business.

     Changes in existing requirements or the adoption of new requirements could significantly harm our ability to comply with regulatory requirements. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions.

PRODUCT LIABILITY AND INSURANCE

     The manufacture and sale of our products subjects us to the risk of product liability claims. As with all medical device businesses, the consequences of a failure of our product can be life-threatening. Although we maintain product liability insurance, coverage limits may not be adequate. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business, results of operations and financial condition.

EMPLOYEES

     As of June 25, 2002, we had 454 full-time employees, including 44 in engineering and product development, 38 in clinical, 26 in regulatory affairs, 92 in manufacturing and quality assurance, 192 in sales and marketing and 62 in administration. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

FINANCIAL INFORMATION WITH GEOGRAPHIC AREAS

     A discussion of our financial information about geographic areas is described in Note 16 to the consolidated financial statements attached hereto.

CAUTIONARY FACTORS

     A number of statements contained in this document and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. Accordingly, they are considered "forward-looking" statements which indicate current expectations of future events. These statements can generally be identified by the use of terminology such as "expect," "may," "will," "intend," "anticipate,"

"believe," "estimate," "could," "possible," "plan," "project," "forecast," and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, product development programs, clinical and new indication development programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties. These risks and uncertainties include ongoing safety and efficacy of VNS Therapy with the Cyberonics NCP System, the overall rate of demand for our products, our ability to hire, train and retain key personnel, our ability to maintain all appropriate regulatory approvals, our ability to develop and maintain adequate manufacturing capacities and sources of supply, the timing and results of future clinical studies, the rate at which overall corporate infrastructure will be developed and the amount of timing of expenditures related to those and other activities and management's ability to accurately forecast future events. Consequently, no forward-looking statements can be guaranteed and actual outcomes may vary materially.

ITEM 2.  PROPERTIES

     We lease approximately 92,000 square feet of office and manufacturing space in Houston, Texas through December 2002. These facilities have renewal options from three to five years with an automatic renewal option for an additional three years. We have negotiated the lease of approximately an additional 33,000 square feet in the same building, starting on January 2004. We also lease approximately 5,400 square feet in a sales office in Brussels, Belgium through April 2010, and approximately 1,100 square feet in Germany through June 2002. The property in Germany has a renewal option, and it has been renewed for one more year, and can be terminated with three months notification.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a named defendant in lawsuits from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect the outcome of these matters will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Results of the votes taken in connection with our annual meeting of stockholders held on November 29, 2001 are set forth below. At our annual meeting, stockholders were asked to consider and act upon (1) the election of Directors for the ensuing year; (2) a proposal to amend the Cyberonics, Inc. 1991 Employee Stock Purchase Plan to increase the number of Common Shares available for issuance under the plan by an aggregate of 750,000 shares; and (3) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Cyberonics, Inc. for the 2002 fiscal year. The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

     (1) Election of Directors:

NAME OF NOMINEE                                       VOTES FOR    VOTES AGAINST
---------------                                       ----------   -------------
Robert P. Cummins...................................  16,759,047     1,201,780
Reese S. Terry......................................  17,735,102       225,725
Stanley H. Appel, M.D...............................  14,598,766     3,362,061
Tony Coelho.........................................  17,827,137       133,690
Thomas A. Duerden, Ph.D.............................  17,828,062       132,765
Michael J. Strauss, M.D.............................  17,818,869       141,958
Alan J. Olsen.......................................  17,828,037       132,790
Ronald A. Matricaria................................  17,827,737       133,090

     (2) Proposal to amend the Cyberonics, Inc. 1991 Employee Stock Purchase Plan to increase the number of Common Shares available for issuance under the plan by an aggregate of 750,000 shares:

Number of Votes For:........................................   17,159,535
Number of Votes Against:....................................      775,190
Number of Votes Abstaining:.................................       26,102
Number of Broker Non-Votes:.................................            0

     (3) Proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Cyberonics, Inc. for the 2002 fiscal year:

Number of Votes For:........................................   17,812,543
Number of Votes Against:....................................       26,613
Number of Votes Abstaining:.................................      121,671
Number of Broker Non-Votes:.................................            0

     In April 2002, Arthur Andersen LLP was dismissed as our independent accountants for the 2002 fiscal year. See "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the Nasdaq National Market under the symbol "CYBX." The high and low sale prices for our Common Stock during fiscal 2001 and 2002 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED APRIL 27, 2001
First Quarter...............................................  $29.69   $11.94
Second Quarter..............................................   25.13    16.50
Third Quarter...............................................   23.63    13.38
Fourth Quarter..............................................   16.58    11.30
FISCAL YEAR ENDED APRIL 26, 2002
First Quarter...............................................  $17.00   $10.40
Second Quarter..............................................   19.20    13.65
Third Quarter...............................................   29.75    11.47
Fourth Quarter..............................................   17.00    12.56

     The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of our Common Stock has in the past been, and may in the future be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the NCP System for existing and new indications, product and component supply issues, government approval status, fluctuations in our operating results, announcements of technological innovations or new products by our competitors, changes in estimates of our performance by securities analysts, failure to meet securities analysts' expectations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or others may have a significant affect on the market price of the Common Stock. In addition, the price of our stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to our operating performance.

     As of June 25, 2002, there were 397 stockholders of record.

     We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of April 26, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1988 Incentive Stock Plan, the Amended and Restated 1996 Stock Option Plan and the 1998 Stock Option Plan.

                                         (A)                          (B)                            (C)
                                                                                            NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR FUTURE
                              NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE        ISSUANCE UNDER EQUITY
                               ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING            COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,          OPTIONS, WARRANTS       (EXCLUDING SECURITIES REFLECTED
       PLAN CATEGORY             WARRANTS AND RIGHTS              AND RIGHTS                   IN COLUMN (A))
       -------------          --------------------------   -------------------------   -------------------------------
Equity compensation plans
  approved by security
  holders...................          1,577,352                     $14.83                         234,350
Equity compensation plans
  not approved by security
  holders(1)................          5,553,017                     $13.26                         749,889
                                      ---------                     ------                         -------
Total.......................          7,130,369                     $13.60                         984,239
                                      =========                     ======                         =======

---------------

(1) The 1988 Incentive Stock Plan, the Amended and Restated 1996 Stock Option Plan and the 1998 Stock Option Plan were approved by our Board of Directors and became effective in March 1988, November 1996 and October 1998, respectively. Options granted under the 1988 Incentive Stock Plan and the Amended and Restated 1996 Stock Option Plan generally vest ratably over four or five years following their date of grant. Options granted under the 1998 Stock Option Plan generally vest 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approval and the achievement of Company objectives. Options granted have a maximum term of 10 years.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data for 12 months ended June 30, 2000, the 10 months ended April 27, 2001, and the 52 weeks ended April 26, 2002 is derived from consolidated financial statements which are included elsewhere herein, and that for the 12 months ended June 30, 2000 and the 10 months ended in April 27, 2001, has been audited by Arthur Andersen LLP, and for the 52 weeks ended April 26, 2002 has been audited by KPMG LLP, both independent auditing firms, except for the 12 months ended April 27, 2001 which were not audited due to the Company's change in fiscal year, and are presented here for comparison purposes. The selected financial data for the years ended June 30, 2000, June 30, 1999, and June 30, 1998 are derived from audited financial statements not included herein. See Item 9. "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                           52 WEEKS ENDED                                       12 MONTHS ENDED JUNE 30
                                   -------------------------------   10 MONTHS ENDED   ------------------------------------------
                                   APRIL 26, 2002   APRIL 27, 2001   APRIL 27, 2001        2000           1999           1998
                                   --------------   --------------   ---------------   ------------   ------------   ------------
                                                    (UNAUDITED)(1)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net sales........................  $  70,111,293    $  53,567,994     $  43,418,736    $ 47,888,733   $ 29,927,476   $ 14,912,868
Cost of sales....................     13,616,374       14,338,769        11,806,353      11,833,507      7,736,137      3,902,468
                                   -------------    -------------     -------------    ------------   ------------   ------------
Gross profit.....................     56,494,919       39,229,225        31,612,383      36,055,226     22,191,339     11,010,400
Operating expenses:
  Selling, general and
    administrative...............     59,190,554       39,826,652        33,571,072      33,269,266     29,585,570     19,781,268
  Research and development.......     24,516,547       19,414,819        17,201,179       8,037,096      6,724,106      7,391,426
  Non-recurring charges..........             --        6,467,415         6,467,415              --             --             --
                                   -------------    -------------     -------------    ------------   ------------   ------------
      Total operating expenses...     83,707,101       65,708,886        57,239,666      41,306,362     36,309,676     27,172,694
Interest income..................      1,264,853        1,428,845         1,141,939       1,364,985      1,465,549      1,976,792
Interest expense.................       (266,270)         (68,868)          (65,331)         (3,349)            --             --
Other income (expense), net......         93,694          (37,544)         (147,058)        (44,894)       115,236         10,790
                                   -------------    -------------     -------------    ------------   ------------   ------------
Net loss before cumulative effect
  of a change in accounting
  principle......................  $ (26,119,905)   $ (25,157,228)    $ (24,697,733)   $ (3,934,394)  $(12,537,552)  $(14,174,712)
Cumulative effect on prior years
  of change to a different method
  of depreciation................             --               --                --         881,150             --             --
                                   -------------    -------------     -------------    ------------   ------------   ------------
      Net loss...................  $ (26,119,905)   $ (25,157,228)    $ (24,697,733)   $ (3,053,244)  $(12,537,552)  $(14,174,712)
                                   =============    =============     =============    ============   ============   ============
      Basic and diluted net loss
        per share................  $       (1.21)   $       (1.31)    $       (1.27)   $      (0.17)  $      (0.72)  $      (0.88)
                                   =============    =============     =============    ============   ============   ============
Shares used in computing basic
  and diluted net loss per
  share..........................     21,655,009       19,247,253        19,382,460      18,044,692     17,503,169     16,104,922
                                   =============    =============     =============    ============   ============   ============
CONSOLIDATED BALANCE SHEET DATA
  (AS OF YEAR END):
Cash, cash equivalents and
  marketable securities..........  $  38,195,962    $  57,250,907     $  57,250,907    $ 20,537,450   $ 24,858,123   $ 38,037,343
Working capital..................     26,917,752       51,131,639        51,131,639      30,881,340     25,975,079     39,246,128
Total assets.....................     64,322,876       78,314,924        78,314,924      44,498,435     39,783,153     52,615,294
Accumulated deficit..............   (129,750,148)    (103,630,243)     (103,630,243)    (78,932,510)   (75,879,266)   (63,341,714)
Common stockholders' equity......  $  36,613,813    $  59,647,084     $  59,647,084    $ 38,407,975   $ 33,448,445   $ 44,698,719

---------------

Note: (1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.

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

SUMMARY

     We were founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Clinical trials of the NCP System began with the first patient implant in November 1988 under Investigational Device Exemption (IDE) from FDA. We received FDA approval to market the NCP System in the U.S. in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We were granted regulatory approval in 1994 to market and sell the NCP System in the member countries of the European Union and we also have permission to sell in certain other international markets with the broader indication of refractory epilepsy and without discrimination to patient age.

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

     From inception through July 1997, our primary focus was on obtaining FDA approval for the NCP System for the treatment of epilepsy. Since inception, we have incurred substantial expenses, primarily for research and development activities which include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and system infrastructure. We have also made significant investments in recent periods in connection with the U.S. market launch of the NCP System and the clinical research costs associated with new indications development, most notably depression. We expect to remain unprofitable through at least fiscal 2003 as we continue our efforts to develop vagus nerve stimulation for new indications, including depression, AD, anxiety, obesity, and other disorders covered by our proprietary patent portfolio.

     In March 2001, we elected to change our fiscal year from June 30 to a 52/53 week year ending on the last Friday in April of each year, effective April 27, 2001. Accordingly, fiscal 2002 started April 28, 2001 and ended April 26, 2002 and fiscal 2001 started July 1, 2000 and ended April 27, 2001.

     For the period from inception through April 26, 2002, we incurred a cumulative net deficit of approximately $129.8 million. Moreover, we expect to devote considerable financial resources for clinical studies in the development of new indications for the NCP System. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before mid-calendar 2004 if at all. As a result, we will continue to experience operating losses through fiscal 2003. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable before fiscal 2004, if at all.

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

CRITICAL ACCOUNTING POLICIES

     The Company considers the following accounting policies as the most critical because, in management's view, they are most important to the portrayal of the Company's financial condition and results and most demanding in their calls on judgement.

     Accounts Receivable. The Company provides an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically experienced by the Company would reduce earnings when they become known.

     Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand should differ from expectations.

     Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized for financial reporting purposes, the Company computes depreciation using the straight-line method over useful lives ranging from three to nine years. An unanticipated change in the utilization or expected useful life of property and equipment would result in an acceleration in the timing of the expenses.

     Fair Value of Financial Instruments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate their fair values due to the short-term maturity of these financial instruments.

     Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances. The Company's revenues are dependent upon sales to new and existing customers pursuant to the Company's policy. A change in this policy or sales terms could impact the amount and timing of revenue recognized.

     Research and Development. All research and development costs are expensed as incurred. The Company has entered into contractual obligations for the conduct of clinical studies. Costs are incurred primarily at the time of enrollment and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.

     Warranty Expense. The Company provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expenses are made based upon projected product warranties. Amounts actually paid could vary subject to certain factors discussed in "Factors Affecting Future Operating Results" discussed below.

RESULTS OF OPERATIONS

     Net Sales. Net sales for the 52 weeks ended April 26, 2002 totaled $70.1 million, compared to net sales of $53.6 million for the 52 weeks ended April 27, 2001. Net sales of $53.6 million for the 52 weeks ended April 27, 2001 increased over fiscal 2000 by 11.9%. The growth is primarily due to increases in unit sales in the U.S. as well as increases in average selling prices in all markets. U.S. net sales for the 52 weeks ended April 26, 2002 were $63.8 million, compared to $47.7 million and $42.5 million for the 52 weeks ended April 27, 2001 and the 12 months ended June 30, 2000, respectively. International sales for the 52 weeks ended April 26, 2002 were $6.3 million compared to $5.9 million and $5.4 million for the 52 weeks ended April 27, 2001 and the 12 months ended June 30, 2000, respectively.

     Substantially all sales for all periods presented were for epilepsy product sales. Future increases in net sales will depend upon increased market acceptance for the NCP System and upon expanding our reimbursement from third-party payers. We cannot assure you that sales levels in subsequent periods will increase at the rates experienced in recent periods or at all.

     Gross Profit. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third party contractor cost, royalties, and the acquisition cost of raw materials and components. Gross margin was 80.6% for the 52 weeks ended April 26, 2002, as compared to 73.2% and 75.3% for the 52 weeks ended April 27, 2001 and 12 months ended June 30, 2000 respectively. The increase in gross margin in fiscal 2002 is the result of increases in average selling prices and improvement in manufacturing production efficiencies. Gross profit margin as a percent of sales decreased in fiscal 2001 due to $1.8 million in obsolescence costs. In February 2000, the Model 101 was introduced and immediately gained acceptance with payers, patients and physicians, causing an unanticipated product preference shift away from the Model 100. As a result of the change in demand, existing inventories of the Model 100 were deemed obsolete and written off in fiscal 2001. Without the additional obsolescence charges, the gross margin for the 52 weeks ended April 27, 2001 would have been 76.6%, or an increase of 1.3% over the 12 months ended June 30, 2000. We are obligated to pay royalties at a rate of 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between direct and international sales, direct and distributor sales, the NCP System selling price, applicable royalty rates, and the levels of production volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $59.2 million or 84.4% of net sales for the 52 weeks ended April 26, 2002, as compared to $39.8 million or 74.3% of net sales for the 52 weeks ended April 27, 2001 and $33.3 million or 69.5% of net sales for the 12 months ended June 30, 2000. The increase in fiscal 2002 over prior year is primarily due to the additional marketing programs implemented during fiscal 2002 in the U.S. and Europe to expand awareness and acceptance of VNS Therapy for the treatment of chronic depression with psychiatrists through targeted educational initiatives and increased participation in industry marketing events. Administrative staffing levels also increased to support the growth of the organization over fiscal 2001. The increase in fiscal 2001 over fiscal 2000 is primarily due to the expansion of our sales force in late fiscal 2000 and in personnel to support overall infrastructure and business system improvements.

     Research and Development Expenses. Research and development expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. Research and development expenses were $24.5 million, or 35% of net sales for the 52 weeks ended April 26, 2002, compared to $19.4 million, or 36.2% of net sales for the 52 weeks ended April 27, 2001 and $8.0 million, or 16.8% of net sales for the 12 months ended June 30, 2000. The increase is due to the additional costs associated with the depression pivotal study and other new indication pilot studies and expanded regulatory activities supporting the growth of the business.

     Non-recurring Charges. Non-recurring charges were $6.5 million for the 52 weeks ended April 27, 2001. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6.5 million which includes investment banking fees to Morgan Stanley Dean Witter of $6.0 million. The Company also incurred legal, accounting and consulting fees of approximately $350,000 and other related costs of $117,000.

     Interest Income. Interest income totaled $1.3 million during the 52 weeks ended April 26, 2002, compared to $1.4 million for the 52 weeks ended April 27, 2001 and $1.4 million for the 12 months ended June 30, 2000. We expect interest income to gradually decrease in absolute dollars in future periods, as we utilize our resources to fund future working capital requirements.

     Interest Expense. Interest expense was $266,000 for the 52 weeks ended April 26, 2002, as compared to $69,000 for the 52 weeks ended April 27, 2001 and $3,000 for the 12 months ended June 30, 2000. Interest expense has increased due to the establishment of a $10 million credit facility in September 2001 which bears interest of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of net balances owed by the Company at the close of each day during the month and includes interest expense on capital leases for manufacturing equipment which bears interest at 6.56% over a term of five years.

     Other Income (Expense), Net. Other income (expense), net, totaled $94,000 during the 52 weeks ended April 26, 2002, compared to ($38,000) during the 52 weeks ended April 27, 2001 and ($45,000) for the 12 months ended June 30, 2000. In all reported periods, other income (expense) consisted primarily of net gains and losses resulting from foreign currency fluctuations. We expect other income (expense) to fluctuate in future periods depending upon fluctuations in currency exchange rates.

     Income Taxes. At April 26, 2002, we had operating loss carryforwards for federal income tax purposes of approximately $118.3 million.

     Change in Accounting Principle. Effective July 1, 1999, we changed our method of computing depreciation on domestic fixed assets from the double declining method to the straight-line method. This change was implemented to better match revenues and expenses taking into account the nature of these assets and our business. The new depreciation method was applied retroactively to all domestic assets acquired in prior years. The cumulative prior years' effect of the changes was $881,000 (net of income tax of $0) and is included in income for the fiscal year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through public and private placements of our securities. In February 2001, we raised approximately $42.4 million from the sale of Common Stock in a private offering. On June 30, 2000, we entered into capital leases for the acquisition of manufacturing equipment valued at approximately $650,000 and used in the production of the NCP System. The capital leases bear interest of 6.56% and extend through April 2005. In September 2001 we established a revolving credit facility for $10,000,000 with a term of three years. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. The net available borrowing base at April 26, 2002 was $1,181,000. Interest is payable in the amount of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash) equal to or greater than $5,000,000 and limit annual capital expenditures to $4,000,000. As of April 26, 2002, we were in violation of this loan's capital expenditure provision that was subsequently waived by the lender for the 52 weeks ended April 26, 2002. An unused line of credit fee is payable at the rate of 0.5%. As of April 26, 2002, we had $6,500,000 in borrowings outstanding under the credit facility.

     During the 52 weeks ended April 26, 2002, net cash used in operating activities was approximately $22,951,000. Accounts receivable increased $3,690,000 to $10,331,000 at April 26, 2002 from $6,641,000 at April 27, 2001.
Inventories increased $282,000 to $4,528,000 at April 26, 2002 from $4,246,000 at April 27, 2001. During the 52 weeks ended April 26, 2002, we used approximately $5,082,000 in the purchase of property and equipment. During the same period we received approximately $2,688,000 in proceeds from the exercise of stock options and $1,792,000 from maturities of marketable securities.

     During the 10 months ended April 27, 2001, we used approximately $5.1 million of cash from operating activities. Accounts receivable and inventories decreased from $8.3 million and $6.6 million respectively in June 2000 to $6.6 million and $4.3 million respectively in April 2001. We also used approximately $3.6 million to purchase capital equipment to expand manufacturing and business system capabilities. We received approximately $3.0 million in proceeds from the exercise of stock options held by our employees and common stock acquired through the Employee Stock Purchase Plan. During the 10 months ended April 27, 2001, we raised approximately $42.4 million from the sale of Common Stock in a private equity offering.

     During the 12 months ended June 30, 2000, we used approximately $8.2 million of cash from operating activities. Accounts receivable and inventories increased from $5.4 million and $5.2 million respectively, in June 1999, to $8.3 million and $6.6 million, respectively, in June 2000. We also used approximately $4.1 million to purchase capital equipment to expand manufacturing capabilities and provide significant improvements in integrated business systems. We received approximately $8.1 million during the 12 months ended June 30, 2000 in proceeds from the exercise of stock options held by our employees.

     Our liquidity will continue to be reduced as funds are expended to support clinical trials and related regulatory activities, epilepsy sales growth, and product and process development. We are a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $5.9 million as of April 26, 2002. Although we have no firm commitments, we expect to make capital expenditures of approximately $4.0 million during fiscal 2003, primarily to expand manufacturing capabilities, and to enhance business infrastructure and facilities. Our current projections indicate that we have sufficient funds and cash flow resources to fund anticipated business activities through January 25, 2004, without additional financing.

     Our cash flow could, however, be adversely effected by the "Factors Affecting Future Operating Results" discussed below. We would consider reasonably priced additional financing which would provide funding for new indications development and unplanned or expanded clinical studies. Financing through debt or equity instruments may be available, although the availability of such financing will depend upon a number of important factors, including the strength of the U.S. capital markets and economy, the health care and medical device segments in particular and the status of our business activities, including epilepsy sales growth and clinical and regulatory activities. The chart below reflects our current obligations under our material contractual obligations.

                                                CAPITAL LEASE                      TOTAL CONTRACTUAL
                               LINE OF CREDIT    OBLIGATIONS    OPERATING LEASES      OBLIGATIONS
                               --------------   -------------   ----------------   -----------------
CONTRACTUAL OBLIGATIONS:
Less Than One Year...........    $6,500,000       $123,765        $ 1,753,634         $ 8,377,399
1-3 Years....................            --        274,969          4,009,703           4,284,672
4-5 Years....................            --             --          4,026,268           4,026,268
Over Five Years..............            --             --          1,842,066           1,842,066
                                 ----------       --------        -----------         -----------
Total Contractual
  Obligations................    $6,500,000       $398,734        $11,631,671         $18,530,405
                                 ==========       ========        ===========         ===========

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

     Our common stock price constantly changes. A public market for our common stock has existed since 1996. Our common stock is now traded on the Nasdaq National Market under their ticker symbol "CYBX." The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, since April 28, 2001, our stock has traded from a low of $10.40 to a high of $29.75 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

     - quarterly variations in our operating results;

     - results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, AD, anxiety and obesity disorders;

     - announcements of significant contracts, acquisitions, or capital commitments;

     - changes in financial estimates by securities analysts;

     - changes in market valuations of medical device companies;

     - additions or departures of key personnel;

     - sales of common stock; and

     - changes in the general conditions of the economy.

     In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the NCP System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the NCP System in the U.S. for at least the next two fiscal years, if at all. Although sales of the NCP System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the NCP System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the NCP System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the NCP System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, AD applications and obesity. Our inability to commercialize successfully the NCP System for depression, obesity and other indications will severely harm our business.

     We may not be able to continue to expand market acceptance of the use of the NCP System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the NCP System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the NCP System. While the NCP System has been used in approximately 16,000 patients through June 25, 2002, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the NCP System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the NCP System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the NCP System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the NCP System to gain market acceptance would severely harm our business, financial condition and results of operations.

     We may not be successful in our efforts to develop VNS Therapy for the treatment of depression, AD, anxiety, obesity, or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for depression, AD, anxiety, obesity and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues will not experience the growth that we currently anticipate.

     Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons including the extent to which the NCP System gains market acceptance, the timing of obtaining marketing approvals for the NCP System for other indications, the timing of any approvals for reimbursement by third-party payers, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts, our ability to retain qualified sales personnel and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

     Our current and future expense estimates are based, in large part, on estimates of future sales, which are difficult to predict. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected sales shortfall. If increased expenses were not accompanied by increased sales, our results of operations and financial condition for any particular quarter would be harmed.

     We may be unable to maintain adequate third-party reimbursement on our product. Our ability to commercialize the NCP System successfully depends in part on whether third-party payers, including private health care insurers, managed care plans, the U.S. government's Medicare and Medicaid programs and others, agree both to cover the NCP System and associated procedures and services and to reimburse at adequate levels for the costs of the NCP System and the related services we have in the U.S. or internationally. If we fail to maintain favorable coverage decisions for the NCP System in a timely manner, patients and their physicians could be deterred from using the NCP System which could reduce our sales and severely harm our business.

     We may not be successful in our marketing and sales efforts, which could severely harm our business. We cannot assure you that our marketing and sales efforts will succeed in promoting the NCP System to patients, health care providers or third-party payers on a broad basis. In addition, due to limited market awareness of the NCP System, we believe that continuing to expand our sales could be a lengthy and costly process requiring us to continue to educate patients, health care providers and third-party payers regarding the clinical benefits and cost-effectiveness of the NCP System. In certain international territories, we rely, and intend to continue to rely, upon independent distributors. We may not be able to recruit and retain skilled marketing and sales personnel or foreign distributors to support our marketing and sales efforts. Our failure to successfully market and sell the NCP System or to retain our sales force would severely impair our sales and our business.

     If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System if or, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

     Our products may be found to have defects and result in product recalls. The NCP System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the NCP System which may increase risk to the patient. Any product recall could severely harm our business, financial condition and results of operations.

     We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the NCP System and its improvements, and for vagus nerve stimulation therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming and we cannot assure you that patents will issue from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology, or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.

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

     Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for the NCP System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the NCP System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business, financial condition or results of operations.

     If we fail to effectively manage our growth, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the NCP System in the U.S., we have begun and intend to continue to significantly expand the scope of our operations, in particular in manufacturing and in marketing and sales. Such activities have placed, and may continue to place, a significant strain on our resources and operations. Our ability to effectively manage such growth will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business would suffer.

     We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the NCP System entails the risk of product liability claims. Our product liability coverage may not be adequate to cover any of these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

     If we do not continue to comply with changing government regulations, we could lose our ability to market and sell our product. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the NCP System are subject to extensive and rigorous regulation in the U.S. by federal agencies, primarily FDA, and by comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the NCP System and for modified or future-generation products. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the NCP System could severely harm our ability to market and sell our current and future products and improvements.

     Our international operations are subject to risks not generally associated with commercialization efforts in the U.S. We may not be successful in increasing our international market sales or in obtaining reimbursement or any regulatory approvals required in foreign countries. The anticipated international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where the NCP System is sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and new laws or regulations may impair our ability to market and sell our products in those jurisdictions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in U.S. Government obligations, our line of credit and our fixed rate long-term debt. We do not hedge interest rate exposure or invest in derivative securities. We are exposed to market risk from changes in foreign currency exchange rates. Our wholly-owned foreign subsidiary is consolidated into our financial results. Our reported revenues, expenses and cash flows from this subsidiary are exposed to changing exchange rates. To date there have not been material fluctuations in foreign currency exchange rates. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-23 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Audit Committee of the Board of Directors annually considers and recommends to the Board of Directors of Cyberonics the selection of Cyberonics' independent public accountants. As recommended by Cyberonics' Audit Committee, Cyberonics' Board of Directors on April 10, 2002 decided to dismiss Arthur Andersen LLP as Cyberonics' independent public accountants.

     Arthur Andersen LLP's reports on Cyberonics' consolidated financial statements for both of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During Cyberonics' two most recent fiscal years and through April 10, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with Arthur Andersen LLP's report; and during such period there were no "reportable events" of the kind listed in Item 304(a)(1)(v) of Regulation S-K.

     Cyberonics provided Arthur Andersen LLP with a copy of the foregoing disclosure and requested Arthur Andersen LLP to furnish Cyberonics with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements by Cyberonics in the foregoing disclosure and, if not, stating the respects in which it does not agree. We recently received such a letter indicating that Arthur Andersen LLP agreed with the foregoing statements on April 16, 2002.

     On April 22, 2002, we engaged KPMG LLP to serve as Cyberonics' independent public accountants and to audit Cyberonics' financial statements for the fiscal year 2002. The engagement of KPMG LLP was recommended by the Audit Committee and approved by the Board of Directors of Cyberonics. Our Audit Committee has reviewed and discussed the audited consolidated financial statements included in this annual report on Form 10-K, and has recommended, and the Board has approved their inclusion herein.

     During Cyberonics' two most recent fiscal years and through April 22, 2002, Cyberonics did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Cyberonics' consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

     Arthur Andersen LLP completed its audit of our consolidated financial statements for the 12 months ended June 30, 2000 and the 10 months ended April 27, 2001 and issued their report with respect to such consolidated financial statements on June 21, 2001. We requested a consent of Arthur Andersen LLP to incorporate their report dated June 21, 2001 included in this Form 10-K but were unsuccessful in obtaining such consent. Recently, Arthur Andersen LLP was convicted of obstruction of justice for activities relating to its previous work for Enron Corp., and Arthur Andersen LLP announced that it would cease to audit publicly held companies by August 31, 2002. We are unable to predict the impact of this conviction or Arthur Andersen LLP's announcement on Arthur Andersen LLP or whether other indictments or adverse actions may be taken by governmental or private parties against Arthur Andersen LLP. If Arthur Andersen LLP ceases the conduct of its business or has no assets available for creditors, our stockholders may not be able to recover against Arthur Andersen LLP for any claims they may have under securities or other laws as a result of Arthur Andersen LLP's previous role as our independent auditors and as author of the audit report for the audited consolidated financial statements included herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors, their ages as of June 25, 2002, and certain additional information about them, are as follows:

                 NAME                   AGE                     POSITION
                 ----                   ---                     --------
Robert P. Cummins.....................  48    Chairman of the Board of Directors,
                                              President and Chief Executive Officer and
                                              Director
Pamela B. Westbrook...................  44    Vice President, Finance and Administration,
                                              Chief Financial Officer and Secretary
Michael A. Cheney.....................  48    Vice President, Marketing
David F. Erinakes.....................  39    Vice President, Sales
Shawn P. Lunney.......................  39    Vice President, Market Development
Richard Rudolph, M.D..................  53    Vice President, Clinical and Medical Affairs
                                              and Chief Medical Officer
Alan D. Totah.........................  58    Vice President, Regulatory Affairs
Stanley H. Appel, M.D.................  68    Director
Tony Coelho...........................  60    Director
Thomas A. Duerden, Ph.D. .............  72    Director
Ronald A. Matricaria..................  59    Director
Alan J. Olsen.........................  55    Director
Michael J. Strauss, M.D. .............  49    Director
Reese S. Terry, Jr. ..................  59    Director

     Mr. Cummins became a director of Cyberonics in June 1988. He was appointed President and Chief Executive Officer of Cyberonics in September 1995. He was appointed Chairman of the Board of Cyberonics in June 2001. Until September 1995, Mr. Cummins was also a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Until July 1998, Mr. Cummins was also a director of Sigma Circuits Inc., a manufacturer of electronic interconnect products.

     Ms. Westbrook joined Cyberonics as Vice President, Finance and Administration and Chief Financial Officer in October 1998. She was appointed Secretary of Cyberonics in June 2001. Ms. Westbrook has over 20 years in financial management experience and over 16 years in medical device industry experience. From April 1998 to October 1998, she served as Chief Financial Officer for Physicians Resource Group, an ophthalmic physician practice management company. Prior to that, from November 1986 to March 1998, Ms. Westbrook worked for SulzerMedica, a leading manufacturer of implantable medical devices including pacemakers, heart valves and orthopedic implants. During her employment with SulzerMedica, Ms. Westbrook was Vice President, Finance for SulzerMedica, and Vice President, Controller for Sulzer Cardiovascular Prosthesis Division.

     Mr. Cheney joined Cyberonics in July of 2001 as Vice President of Marketing and Managing Director of the Depression Business Unit. Mr. Cheney has more than 15 years of pharmaceutical marketing and product launch experience. Most recently, Mr. Cheney was Senior Director, Obesity Business Unit at Knoll Pharmaceutical Company (recently acquired by Abbott Laboratories), where he was responsible for the launch of Meridia(R)(sibutramine hydrochloride), a leading anti-obesity drug. Prior to that, Mr. Cheney was Group Director, Central Nervous System Therapeutics Marketing at Wyeth-Ayerst Laboratories, a subsidiary of American Home Products, where he was responsible for the marketing of Effexor(R) (venlafaxine hydrochloride) and the launch of Effexor(R) XR, a leading brand of medication for the treatment of depression.

     Mr. Erinakes joined Cyberonics in 2000. He has served as Regional Sales Director, Geographic Business Unit Director, and National Sales Director, and currently serves as Vice President of Sales. Prior to joining Cyberonics, Mr. Erinakes held the position of CNS and Pediatric Specialty Manager for the Southeast at Pfizer and Manager of the U.S. Field Force Development/IT. In addition, Mr. Erinakes serves in the Army Reserve, and has previously served in the U.S. Army.

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

     Dr. Rudolph joined Cyberonics in August 2001. He has 16 years of pharmaceutical research, medical and management experience in the neuroscience area. Dr. Rudolph was responsible for the long-term clinical development of a major antidepressant through all phases of drug development from Phase I to Phase IV. He has authored and co-authored numerous publications. Most recently, Dr. Rudolph was Senior Director, Clinical Research and Development at Wyeth-Ayerst Research. During his 16 year career at Wyeth-Ayerst, Dr. Rudolph was responsible for numerous clinical studies and research on Effexor (venlafaxine hydrochloride) and Effexor XR, a leading brand of medication for the treatment of patients with depression and generalized anxiety disorder.

     Mr. Totah joined Cyberonics as Vice President, Regulatory Affairs in February 2001. Mr. Totah is a Certified Regulatory Affairs Professional and has over 30 years of medical industry regulatory affairs, quality control and quality assurance management experience including 20 years in cardiac rhythm management and regulatory affairs management at Medtronic and Sulzer Intermedics. Most recently, Mr. Totah was Senior Regulatory Manager, Heart Failure and Low Power Leads at Medtronic Inc. Prior to that, he spent 18 years at Sulzer Intermedics, most recently as Director, Regulatory Affairs.

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

     Mr. Matricaria joined the Board of Directors in June 2001. He has over thirty years of medical device and pharmaceutical experience at St. Jude Medical, Inc. and Eli Lilly and Company, Inc. In April 1993, he was named President and CEO of St. Jude Medical, Inc. and was elected Chairman of the Board of Directors in January 1995. Prior to joining St. Jude Medical, Inc., Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc. His last position was Executive Vice President of the Pharmaceutical Division of Eli Lilly and Company and President of its North American operations. He also served as President of Eli Lilly

International Corporation since July 1991. In addition to the Cyberonics Board of Directors, Mr. Matricaria serves on the Board of Directors for St. Jude Medical, Inc., Endocare, Inc. and Cardiodynamics International Corporation, and is an advisor to several medically related privately owned companies and a private equity healthcare fund.

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

     Dr. Strauss has been a director of Cyberonics since March 1997. He is a physician entrepreneur whose professional career has focused on new medical technology and the boundary it shares with health services research, health policy and business. He is the CEO of PEM Technologies, Inc. which is developing organ-specific positron emission to tomography, (PET) scanners. Dr. Strauss was a founder and President of Covance Health Economics and Outcome Services, Inc. and negotiated its sale to Corning Inc. He also is a member of the Medicare Coverage Advisory Committee (CMS) and serves on the Board of Directors of Endocare, Inc., manufacturer of products for treating urological diseases, and Kaiser Permanente's Mid-Atlantic Permanente Medical Group.

     Mr. Terry co-founded Cyberonics in December 1987 and served as Chairman of the Board and Chief Executive Officer of Cyberonics until February 1990, when he became Chairman of the Board and Executive Vice President. He also served as Chief Executive Officer for a portion of 1995. Mr. Terry resigned from his position as Executive Vice President in February 2000 and from his position as Chairman of the Board and Secretary in June 2001. From 1976 to 1986, Mr. Terry held executive positions with Intermedics, Inc., a medical device and electronics company, including serving as Vice President of Engineering, Vice President of Corporate Technical Resources and, most recently, as Vice President of Quality.

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

BOARD MEETINGS AND COMMITTEES

     Our Board of Directors held a total of five meetings and acted by written consent 7 times during the 52 weeks ended April 26, 2002. The Board has an Audit Committee, a Compensation Committee and a Nominating Committee.

     The Audit Committee, which consists of Michael J. Strauss, M.D., Thomas A. Duerden and Alan J. Olsen, held eight meetings during the 52 weeks ended April 26, 2002. This Committee recommends engagement of our independent auditors and is primarily responsible for approving the services performed by such accountants, including the audit conducted by KPMG LLP and included herein, and for reviewing and evaluating our accounting principles and our system of internal accounting controls.

     The Compensation Committee, which consists of Stanley H. Appel, Tony Coelho, and Ronald A. Matricaria, held two meetings and acted by written consent 25 times during the 52 weeks ended April 26, 2002. This Committee establishes salary and incentive compensation of our executive officers and administers employee benefit plans.

     During the 52 weeks ended April 26, 2002, all current directors attended at least 80% of the meetings of the Board of Directors and the number of meetings held by committees on which the director served.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (SEC). Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

     For fiscal 2002, an initial report on Form 3 for Ronald Matricaria was filed late. This report reflects that Mr. Matricaria did not own any of our stock as of the filing date. In addition, an initial report on Form 3 for Burke Barrett was filed late. Mr. Barrett is no longer with the Company. Annual reports on Forms 5 for fiscal 2002 were filed late for Robert P. Cummins, Tony Coelho and Shawn P. Lunney. To our knowledge, all other Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were timely made in compliance with filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation paid by us for the 52 weeks ended April 26, 2002 to the Chief Executive Officer and each of our other most highly compensated executive officers whose total compensation exceeded $100,000. These officers are referred to as the named executive officers:

                                                                         SECURITIES
                                                                         UNDERLYING
                                                                         OPTIONS(#)
                                                                        ------------
                                                                         LONG-TERM
                                   FISCAL   SALARY ($)    BONUS ($)     COMPENSATION    ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR      ANNUAL     COMPENSATION      AWARDS      COMPENSATION
---------------------------        ------   ----------   ------------   ------------   ------------
Robert P. Cummins................   2002     $370,178      $373,348       150,000        $    396(1)
  Chairman of the Board,
     President                      2001      242,308       105,000       450,000             350(1)
  and Chief Executive Officer       2000      236,538       170,335       100,000             420(1)
Pamela B. Westbrook..............   2002     $201,813      $138,056        15,000        $    396(1)
  Vice President, Finance &         2001      149,423        39,081            --             289(1)
  Administration, Chief Financial   2000      155,769        40,335            --             347(1)
  Officer and Secretary
Shawn P. Lunney..................   2002     $185,000      $121,182            --        $    396(1)
  Vice President, Market            2001      149,423        32,375            --             289(1)
  Development                       2000      155,769         2,835            --             347(1)
Michael A. Cheney(2).............   2002     $201,933      $124,942       175,000        $ 82,314(3)
  Vice President, Marketing
David F. Erinakes(4).............   2002     $169,698      $ 31,875        75,000        $240,414(5)
  Vice President, Sales

---------------

(1) Represents premium paid for term-life insurance.

(2) Mr. Cheney joined the Company in July of 2001; accordingly no compensation was paid to Mr. Cheney during fiscal years 2001 and 2000.

(3) Represents $396 for term-life insurance and $81,918 for expenses paid to Mr. Cheney associated with relocation to Houston.

(4) Mr. Erinakes joined the Company in 2000 but was not promoted to Vice President of Sales until January 2002; accordingly, Mr. Erinakes was not an executive officer during fiscal years 2001 and 2000.

(5) Represents $327 for term-life insurance and $240,414 in commissions paid to Mr. Erinakes as National Sales Director.

     Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the 52 weeks ended April 26, 2002 to each of the named executive officers.

                                            INDIVIDUAL GRANTS
                          ------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                          NUMBER OF      PERCENT OF                                  AT ASSUMED ANNUAL RATES
                          SECURITIES   TOTAL OPTIONS                               OF STOCK PRICE APPRECIATION
                          UNDERLYING     GRANTED TO                                  FOR OPTION TERM ($)(2)
                           OPTIONS      EMPLOYEES IN     EXERCISE     EXPIRATION   ---------------------------
NAME                      GRANTED(#)   FISCAL YEAR(1)   PRICE($/SH)      DATE           5%            10%
----                      ----------   --------------   -----------   ----------   ------------   ------------
Robert P. Cummins.......   150,000           5%           $12.80       6/25/2011    $1,207,478     $3,059,985
Pamela B. Westbrook.....    15,000           1%           $12.80       6/25/2011       120,748        305,999
Shawn P. Lunney.........        --           0%               --              --            --             --
Michael A. Cheney.......   150,000           5%           $15.10        7/6/2011     1,424,446      3,609,827
Michael A. Cheney.......    25,000           1%           $12.45       1/24/2012       195,743        469,052
David F. Erinakes.......    50,000           2%           $14.88      10/26/2011       467,898      1,185,744
David F. Erinakes.......    25,000           1%           $12.45       1/24/2012       195,743        469,052

---------------

(1) Total number of shares subject to options granted to employees in fiscal 2002 was 2,930,989 which includes options granted to employee directors.

(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect our estimate of future stock price growth.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Values. The following table sets forth, for each of the named executive officers, each officer's exercise of stock options during the 52 weeks ended April 26, 2002 and the year-end value of unexercised options:

                                                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                         SHARES                           UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                       ACQUIRED ON       VALUE          OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END
NAME                   EXERCISE(#)   REALIZED($)(1)   EXERCISABLE/UNEXERCISABLE(#)(2)   EXERCISABLE/UNEXERCISABLE($)(3)
----                   -----------   --------------   -------------------------------   -------------------------------
Robert P. Cummins....        --               --           742,291/536,659                 $2,746,334/$298,332
Pamela B. Westbrook..        --               --           105,002/64,998                   $860,204/$555,181
Shawn P. Lunney......    80,625         $727,511           103,041/22,084                   $529,686/$448,421
Michael A. Cheney....        --               --           23,750/151,250                    $1,312/$24,938
David F. Erinakes....        --               --           31,583/143,417                    $14,438/$49,313

---------------

(1) Represents market value of underlying securities at date of exercise less option exercise price.

(2) Options generally vest over (a) a four-year period such that 12.5% of the shares subject to the option vest on the six-month anniversary of the grant date, and 1/48 of the optioned shares vest each month thereafter until fully vested or (b) five year periods and 1/60th of the optioned shares vest each month until fully vested.

(3) Market value of underlying securities at fiscal year-end ($11.47 per share) minus the exercise price.

     Employment Agreements. During fiscal 2002, Mr. Cummins entered into a five-year employment agreement with the Company. The term of Mr. Cummins' employment agreement is extended automatically for an additional year on each anniversary of the employment agreement, unless terminated by written notice six-months prior to the anniversary date by either Mr. Cummins or the Company. The employment agreement provides that Mr. Cummins shall serve as the Company's Chief Executive Officer and as Chairman of the Company's Board of Directors. Pursuant to this employment agreement, Mr. Cummins will receive an annual base salary of $375,000 and a bonus which can be up to 100% of his annual base salary based on the achievement of performance goals of the Company. During fiscal 2002, Mr. Cummins earned a bonus equal to his salary based upon the achievement of the performance goals on which his bonus is determined. Mr. Cummins' employment agreement was recommended by the compensation committee and approved by the Board, and was in part based on a survey of comparable companies and recommendations made by Towers Perrin, a compensation consulting firm. The base salary, included in the employment agreement, is approximately equal to the fiftieth percentile of the peer group surveyed by Towers Perrin. In the event of a change of control (as defined therein), Mr. Cummins will be entitled to a payment which is the greater of three years annual base salary and bonus or the remaining term of the contract. The employment agreement also provides for a five-year, term-life insurance policy. The employment agreement also includes noncompetition provisions that apply while Mr. Cummins is employed by the Company and for one year following a termination of Mr. Cummins' employment.

     Severance Agreements. During fiscal 2002, Messrs. Westbrook, Lunney, Cheney, Erinakes, Rudolph and Totah entered into agreements with the Company (each a "Severance Agreement") that provide certain benefits to the employee during the protected period (as defined therein) following a change of control (as defined therein). The initial term of each of the Severance Agreements is for three years. This term may be extended for one-year terms following the initial term; however, if a change of control occurs during the term of each of the Severance Agreements, the Severance Agreement cannot terminate until one year after the change of control.

     The Severance Agreements generally provide for the payment of (a) three times the sum of the employee's base salary and bonus amount; plus (b) that portion of the employee's base salary earned, and vacation pay vested for the prior year and accrued for the current year to the date of termination but not paid or used, and all other amounts previously deferred by the employee or earned but not paid as of such date under all Company bonus or pay plans or programs. Additionally, the Severance Agreements provide that if any payments to the employee by the Company would be subject to any excise tax imposed by section 4999 of the Internal Revenue Code, a "gross-up" payment will be made to place such employee in the same net after-tax position as would have been the case if no excise tax had been imposed.

BOARD COMPENSATION

     Directors do not receive any cash compensation for their services as members of the Board of Directors. Non-employee directors are eligible for discretionary option grants under our 1997 Option Plan. In fiscal 2002, every board member was granted a discretionary grant of 13,000 options. Mr. Matricaria also received an initial grant of 35,000 options for joining the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 25, 2002, certain information with respect to the beneficial ownership of our Common Stock (i) by each person known by us to own beneficially more than five percent of the outstanding shares of our Common Stock, (ii) by each of our directors, (iii) by each of the named executive officers and (iv) by all directors and executive officers as a group. Except as otherwise noted below, we are not aware of any agreements among our stockholders which relate to voting or investment of our shares of our Common Stock.

                                                                SHARES       PERCENTAGE OF
                                                             BENEFICIALLY     OUTSTANDING
NAME OF BENEFICIAL OWNER                                       OWNED(1)     SHARES OWNED(1)
------------------------                                     ------------   ---------------
State of Wisconsin Investment Board.......................    2,707,800          12.4%
  P.O. Box 7842
  Madison, WI 53707
Brookside Capital Investors, Inc. ........................    1,500,000           6.9%
  111 Huntington Avenue
  Boston, MA 20116
The Clark Estates(2)......................................    1,315,483           6.0%
  One Rockefeller Plaza, 31st Floor
  New York, NY 10020
Robert P. Cummins(3)......................................      961,041           4.2%
Reese S. Terry, Jr.(4)....................................      624,350           2.9%
Pamela B. Westbrook(5)....................................      122,882              *
Shawn P. Lunney(6)........................................      209,517              *
Alan Totah(7).............................................       35,833              *
Michael A. Cheney(8)......................................       36,066              *
Richard Rudolph, M.D.(9)..................................       32,916              *
David F. Erinakes(10).....................................       45,306              *
Stanley H. Appel, M.D.(11)................................      154,550              *
Thomas A. Duerden, Ph.D.(12)..............................       76,250              *
Tony Coelho(13)...........................................       90,550              *
Michael J. Strauss, M.D.(14)..............................       78,250              *
Alan J. Olsen(15).........................................       38,808              *
Ronald A. Matricaria(16)..................................       13,250              *
All executive officers and directors as a group (14
  persons)(17)............................................    2,519,569          10.8%

---------------

  * Less than 1%

 (1) Based on total shares outstanding of 21,801,845 at June 25, 2002. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

 (3) Includes 10,000 shares held in trust for the benefit of Mr. Cummins' children of which Mr. Cummins serves as trustee. Also includes 819,791 shares subject to options exercisable on or before August 25, 2002.

 (4) Includes 102,400 shares held in trusts for the benefit of Mr. Terry's children of which Mr. Terry serves as trustee. Also includes 39,000 shares subject to options exercisable on or before August 25, 2002.

 (5) Includes 118,169 shares subject to options exercisable on or before August 25, 2002.

 (6) Includes 108,542 shares subject to options exercisable on or before August 25, 2002.

 (7) Includes 35,833 shares subject to options exercisable on or before August 25, 2002.

 (8) Includes 35,916 shares subject to options exercisable on or before August 25, 2002.

 (9) Includes 32,916 shares subject to options exercisable on or before August 25, 2002.

(10) Includes 41,831 shares subject to options exercisable on or before August 25, 2002.

(11) Includes 110,750 shares subject to options exercisable on or before August 25, 2002.

(12) Includes 62,750 shares subject to options exercisable on or before August 25, 2002.

(13) Includes 80,750 shares subject to options exercisable on or before August 25, 2002.

(14) Includes 60,750 shares subject to options exercisable on or before August 25, 2002.

(15) Includes 35,333 shares subject to options exercisable on or before August 25, 2002.

(16) Includes 13,250 shares subject to options exercisable on or before August 25, 2002.

(17) Includes 1,595,581 shares subject to options held by executive officers and directors, which options are exercisable on or before August 25, 2002. Also includes shares which may be determined to be beneficially owned by executive officers and directors. See Notes 3 through 16.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of our stockholders, including Messrs. Cummins and Terry, and Dr. Appel and venture capital firms formerly affiliated with Mr. Cummins, are entitled to certain registration rights with respect to the Common Stock held by them.

     Covance Health Economics and Outcomes Services, Inc. (Covance) has provided health care reimbursement consulting services to us in prior periods. No payments were made during the fiscal years ended April 27, 2001 or April 26, 2002. We paid to Covance $431,662 for such services in fiscal 2000. Dr. Strauss, one of our directors, was the Executive Vice President of Covance through 1999.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed with Report.

     1. Financial Statements. The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiary, and the Report of Independent Auditors are included in pages F-1 through F-23 of this Annual Report on Form 10-K:

                                                              PAGE
                        DESCRIPTION                           NO.
                        -----------                           ----
Independent Auditors' Report................................  F-2
Independent Predecessor Auditors' Report....................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations and Comprehensive
  Income (Loss).............................................  F-5
Consolidated Statements of Stockholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

     2. Exhibits.

        EXHIBIT
        NUMBER                                DESCRIPTION
        -------                               -----------
        3.1(1)      --  Amended and Restated Certificate of Incorporation of
                        Registrant.
        3.2(2)      --  Bylaws of Registrant.
        3.3(3)      --  Amendment No. 1 to the Bylaws of Registrant.
        4.1(2)      --  Second Amended and Restated Preferred Shares Rights
                        Agreement, dated as of August 21, 2000 between Cyberonics,
                        Inc. and First National Bank of Boston, -- including the
                        Certificate of Designation, the Form of
                        Rights -- Certificate and the Summary of Rights attached
                        thereto as -- Exhibit A, B and C, respectively.
        4.2(4)      --  Amendment No. 1 to Second Amended and Restated Preferred
                        Share Rights Agreement, dated April 26, 2001.
       10.1(5)      --  Amended 1991 Employee Stock Purchase Plan.
       10.2(6)      --  License Agreement dated March 15, 1988 between the
                        Registrant and Dr. Jacob Zabara.
       10.3(6)      --  Patent License Agreement effective as of July 28, 1989 between the Registrant and Huntington Medical Research
                        Institute.
       10.4(7)      --  Lease Agreement dated November 3, 1994 together with
                        amendments dated April 18, 1996 and April 30, 1997,
                        respectively, between the Registrant and Salitex II, Ltd.
       10.5(6)      --  Form of Indemnification Agreement.
       10.6(6)      --  Amended and Restated Stockholders' Agreement dated October
                        16, 1992.
       10.7(8)      --  Registration Rights Agreement dated March 28, 1997.
       10.8(9)      --  Amended and Restated 1996 Stock Option Plan.
       10.9(7)      --  Stockholders' Agreement dated April 8, 1996 between the
                        Registrant and St. Jude Medical, Inc.
       10.10(7)     --  Letter Agreement dated March 28, 1997 between the Clark
                        Estates and the Registrant.
       10.11(10)    --  Lease Agreement dated August 19, 1997 between the Registrant and Space Assets II, Inc.
       10.12(11)    --  Amended and Restated 1997 Stock Plan.
       10.13(12)    --  1998 Stock Option Plan.
       10.14(13)    --  Employment Agreement Between Cyberonics, Inc. and Robert P.
                        Cummins.

        EXHIBIT
        NUMBER                                DESCRIPTION
        -------                               -----------
       10.15(13)    --  Severance Agreement Between Cyberonics, Inc. and Shawn P.
                        Lunney.
       10.16(13)    --  Severance Agreement Between Cyberonics, Inc. and Alan D.
                        Totah.
       10.17(13)    --  Severance Agreement Between Cyberonics, Inc. and Pamela B.
                        Westbrook.
       10.18(14)    --  Severance Agreement Between Cyberonics, Inc. and Michael A.
                        Cheney.
       10.19(14)    --  Severance Agreement Between Cyberonics, Inc. and Richard
                        Rudolph, M.D.
       10.20(14)    --  Severance Agreement Between Cyberonics, Inc. and David F.
                        Erinakes.
       10.21(6)     --  1988 Incentive Stock Plan.
       10.22(13)    --  First Amendment to the 1988 Incentive Stock Plan.
       16.1(16)     --  Letter dated April 16, 2002, from Arthur Andersen LLP to the
                        Securities and Exchange Commission.
       21.1(7)      --  List of Subsidiaries of the Registrant.
       23.1         --  Consent of Independent Auditors.
       24.1         --  Powers of Attorney (included on the Signature Page to this
                        Form 10-K).

---------------

 (1) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 333-56022) filed on February 21, 2001.

 (2) Incorporated by reference to Registrant's Report on Form 8-K filed on September 12, 2000.

 (3) Incorporated by reference to Registrant's Report on Form 8-K filed on March 30, 2001.

 (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the 10 months ended April 27, 2001.

 (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.

 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 (9) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on April 29, 1999.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended June 30, 1997.

(11) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-56694) filed on March 8, 2001.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for quarter ended July 27, 2001.

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 25, 2002.

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16) Incorporated by reference to Registrant's Report on Form 8-K filed April 17, 2002.

     (b) Reports on Form 8-K.

             A current report on Form 8-K was filed on April 17, 2002 in connection with the dismissal of Arthur Andersen LLP as the Company's independent auditors.

             A current report on Form 8-K was filed on April 22, 2002 in connection with the Company's engagement of KPMG LLP as its independent auditors.

     (c) Exhibits.

          See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Registrant
                                          CYBERONICS, INC.

                                          By:    /s/ PAMELA B. WESTBROOK
                                            ------------------------------------
                                                    Pamela B. Westbrook
                                               Vice President of Finance and
                                                Administration, Secretary and
                                                   Chief Financial Officer

July 23, 2002

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

                        SIGNATURE                          CAPACITY IN WHICH SIGNED             DATE
                        ---------                          ------------------------             ----

              /s/ ROBERT P. CUMMINS                   Chairman of the Board, President,     July 23, 2002
 ------------------------------------------------          Chief Executive Officer
                Robert P. Cummins                       (Principal Executive Officer)

             /s/ PAMELA B. WESTBROOK                     Vice President, Finance and        July 23, 2002
 ------------------------------------------------    Administration, Secretary and Chief
               Pamela B. Westbrook                       Financial Officer (Principal
                                                      Financial and Accounting Officer)

             /s/ REESE S. TERRY, JR.                               Director                 July 23, 2002
 ------------------------------------------------
               Reese S. Terry, Jr.

            /s/ STANLEY H. APPEL, M.D.                             Director                 July 23, 2002
 ------------------------------------------------
              Stanley H. Appel, M.D.

                 /s/ TONY COELHO                                   Director                 July 23, 2002
 ------------------------------------------------
                   Tony Coelho

           /s/ THOMAS A. DUERDEN, PH.D.                            Director                 July 23, 2002
 ------------------------------------------------
             Thomas A. Duerden, Ph.D.

           /s/ MICHAEL J. STRAUSS, M.D.                            Director                 July 23, 2002
 ------------------------------------------------
             Michael J. Strauss, M.D.

                /s/ ALAN J. OLSEN                                  Director                 July 23, 2002
 ------------------------------------------------
                  Alan J. Olsen

             /s/ RONALD A. MATRICARIA                              Director                 July 23, 2002
 ------------------------------------------------
               Ronald A. Matricaria

                       CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF APRIL 26, 2002 AND APRIL 27, 2001

                        TOGETHER WITH AUDITORS' REPORTS

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Cyberonics, Inc.:

     We have audited the accompanying consolidated balance sheet of Cyberonics, Inc. (a Delaware corporation) and subsidiary as of April 26, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the 52 weeks then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 26, 2002, and the results of their operations and their cash flows for the 52 weeks then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Houston, Texas
May 17, 2002

                          INDEPENDENT AUDITORS' REPORT

       THE REPORT PRESENTED BELOW IS A COPY OF THE INDEPENDENT AUDITORS'
                        REPORT ISSUED ON JUNE 21, 2001.

        ARTHUR ANDERSEN LLP HAS BEEN UNABLE TO ISSUE AN UPDATED REPORT.

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

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
June 21, 2001

                        CYBERONICS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                APRIL 26,       APRIL 27,
                                                                  2002            2001
                                                              -------------   -------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  38,195,962   $  55,459,183
  Securities held to maturity...............................             --       1,678,649
  Accounts receivable, net..................................     10,330,821       6,641,249
  Inventories...............................................      4,528,378       4,246,560
  Prepaid expenses..........................................      1,296,685       1,376,874
                                                              -------------   -------------
       Total Current Assets.................................     54,351,846      69,402,515
Securities held to maturity.................................             --         113,075
Property and equipment, net.................................      9,799,829       8,650,350
Other assets, net...........................................        171,201         148,984
                                                              -------------   -------------
                                                              $  64,322,876   $  78,314,924
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $   5,633,565   $   4,868,288
  Line of credit............................................      6,500,000              --
  Accrued liabilities.......................................     15,176,764      13,286,661
  Current portion of long-term debt.........................        123,765         115,927
                                                              -------------   -------------
       Total Current Liabilities............................     27,434,094      18,270,876
Long-term debt..............................................        274,969         396,964
                                                              -------------   -------------
       Total Liabilities....................................     27,709,063      18,667,840
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 2,500,000
     shares authorized; no shares issued and outstanding....             --              --
  Common Stock, $.01 par value per share; 50,000,000 shares
     authorized; 21,751,261 and 21,474,022 shares issued and
     outstanding at April 26, 2002 and April 27, 2001,
     respectively...........................................        217,513         214,740
  Additional paid-in capital................................    167,855,437     165,170,408
  Deferred compensation.....................................     (1,496,250)     (1,989,850)
  Accumulated other comprehensive income (loss).............       (212,739)       (117,971)
  Accumulated deficit.......................................   (129,750,148)   (103,630,243)
                                                              -------------   -------------
       Total Stockholders' Equity...........................     36,613,813      59,647,084
                                                              -------------   -------------
                                                              $  64,322,876   $  78,314,924
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                            52 WEEKS ENDED
                                    -------------------------------   10 MONTHS ENDED   12 MONTHS ENDED
                                    APRIL 26, 2002   APRIL 27, 2001   APRIL 27, 2001     JUNE 30, 2000
                                    --------------   --------------   ---------------   ---------------
                                                     (UNAUDITED)(1)
Net sales.........................   $ 70,111,293     $ 53,567,994     $ 43,418,736       $47,888,733
Cost of sales.....................     13,616,374       14,338,769       11,806,353        11,833,507
                                     ------------     ------------     ------------       -----------
       Gross Profit...............     56,494,919       39,229,225       31,612,383        36,055,226
Operating Expenses:
  Selling, general and
     administrative...............     59,190,554       39,826,652       33,571,072        33,269,266
  Research and development........     24,516,547       19,414,819       17,201,179         8,037,096
  Non-recurring charges...........             --        6,467,415        6,467,415                --
                                     ------------     ------------     ------------       -----------
       Total operating expenses...     83,707,101       65,708,886       57,239,666        41,306,362
                                     ------------     ------------     ------------       -----------
       Loss From Operations.......    (27,212,182)     (26,479,661)     (25,627,283)       (5,251,136)
Interest income...................      1,264,853        1,428,845        1,141,939         1,364,985
Interest expense..................       (266,270)         (68,868)         (65,331)           (3,349)
Other income (expense), net.......         93,694          (37,544)        (147,058)          (44,894)
                                     ------------     ------------     ------------       -----------
Net loss before cumulative effect
  of a change in accounting
  principle.......................    (26,119,905)     (25,157,228)     (24,697,733)       (3,934,394)
Cumulative effect on prior years
  of changing to a different
  method of depreciation..........             --               --               --           881,150
                                     ------------     ------------     ------------       -----------
       Net Loss...................   $(26,119,905)    $(25,157,228)    $(24,697,733)      $(3,053,244)
                                     ============     ============     ============       ===========
Net loss per share, basic and
  diluted:
       Net loss before cumulative
          effect of a change in
          accounting principle....   $      (1.21)    $      (1.31)    $      (1.27)      $     (0.22)
       Cumulative effect of a
          change in accounting
          principle...............             --               --               --              0.05
                                     ------------     ------------     ------------       -----------
       Basic and Diluted Net Loss
          Per Share...............   $      (1.21)    $      (1.31)    $      (1.27)      $     (0.17)
                                     ============     ============     ============       ===========
       Shares Used In Computing
          Basic and Diluted Net
          Loss Per Share..........     21,655,009       19,247,253       19,382,460        18,044,692
                                     ============     ============     ============       ===========
Comprehensive Income (Loss):
Net loss..........................   $(26,119,905)    $(25,157,228)    $(24,697,733)      $(3,053,244)
Foreign currency translation
  adjustment......................        (94,768)         (53,337)          50,360           (39,855)
                                     ------------     ------------     ------------       -----------
       Comprehensive Income
          (Loss)..................   $(26,214,673)    $(25,210,565)    $(24,647,373)      $(3,093,099)
                                     ============     ============     ============       ===========

---------------

Note: (1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.

          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK                                         ACCUMULATED OTHER
                                 ---------------------     ADDITIONAL        DEFERRED       COMPREHENSIVE
                                   SHARES      AMOUNT    PAID-IN CAPITAL   COMPENSATION     INCOME (LOSS)     ACCUMULATED DEFICIT
                                 ----------   --------   ---------------   ------------   -----------------   -------------------
Balance at June 30, 1999.......  17,562,000   $175,620    $109,280,567     $        --        $(128,476)         $ (75,879,266)
  Stock options exercised......   1,049,971     10,500       7,660,286              --               --                     --
  Issuance of Common Stock
    under Employee Stock
    Purchase Plan..............      30,782        308         381,535              --               --                     --
  Translation adjustment.......          --         --              --              --          (39,855)                    --
  Net Loss.....................          --         --              --              --               --             (3,053,244)
                                 ----------   --------    ------------     -----------        ---------          -------------
Balance at June 30, 2000.......  18,642,753    186,428     117,322,388              --         (168,331)           (78,932,510)
  Issuance of Common Stock in
    private equity offering,
    net of offering costs......   2,518,000     25,180      42,445,152              --               --                     --
  Stock options exercised......     299,534      2,995       2,774,246              --               --                     --
  Issuance of Common Stock
    under Employee Stock
    Purchase Plan..............      13,635        136         200,511              --               --                     --
  Issuance of Common Stock for
    services...................         100          1           2,311              --               --                     --
  Issuance of options for
    consultant services........          --         --          63,300         (63,300)              --                     --
  Deferred compensation
    relating to issuance of
    certain stock options......          --         --       2,362,500      (2,362,500)              --                     --
  Amortization of deferred
    compensation and expense of
    certain stock options......          --         --              --         435,950               --                     --
  Translation adjustment.......          --         --              --              --           50,360                     --
  Net Loss.....................          --         --              --              --               --            (24,697,733)
                                 ----------   --------    ------------     -----------        ---------          -------------
Balance at April 27, 2001......  21,474,022    214,740     165,170,408      (1,989,850)        (117,971)          (103,630,243)
  Stock options exercised......     230,784      2,308       1,818,842              --               --                     --
  Issuance of Common Stock
    under Employee Stock
    Purchase Plan..............      46,455        465         867,245              --               --                     --
  Offering costs related to the
    issuance of Common Stock in
    a private equity offering
    during the previous year...          --         --          (1,058)             --               --                     --
  Amortization of deferred
    compensation...............          --         --              --         493,600               --                     --
  Translation adjustment.......          --         --              --              --          (94,768)                    --
  Net Loss.....................          --         --              --              --               --            (26,119,905)
                                 ----------   --------    ------------     -----------        ---------          -------------
Balance at April 26, 2002......  21,751,261   $217,513    $167,855,437     $(1,496,250)       $(212,739)         $(129,750,148)
                                 ==========   ========    ============     ===========        =========          =============

          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       52 WEEKS ENDED
                                               -------------------------------   10 MONTHS ENDED   12 MONTHS ENDED
                                               APRIL 26, 2002   APRIL 27, 2001   APRIL 27, 2001     JUNE 30, 2000
                                               --------------   --------------   ---------------   ---------------
                                                                (UNAUDITED)(1)
Cash Flows From Operating Activities:
  Net loss...................................   $(26,119,905)    $(25,157,228)    $(24,697,733)     $ (3,053,244)
  Noncash items included in net loss:
    Depreciation.............................      3,797,000        2,745,710        2,421,262         1,449,333
    Loss on disposal of assets...............        135,953               --           21,847                --
    Change in accounting principle...........             --               --               --          (881,150)
    Amortization of deferred compensation and
      expense of certain stock options.......        493,600          435,950          435,950                --
  Changes in operating assets and
    liabilities:
    Accounts receivable, net.................     (3,689,572)       1,681,891        1,643,699        (2,834,945)
    Inventories..............................       (281,818)       3,403,383        2,393,224        (1,444,670)
    Prepaid expenses.........................         80,189         (323,015)          37,845          (516,681)
    Other assets, net........................        (22,217)          26,168            5,994           (46,063)
    Accounts payable and accrued
      liabilities............................      2,655,380       11,433,327       12,668,358          (848,117)
                                                ------------     ------------     ------------      ------------
      Net Cash Used In Operating
         Activities..........................    (22,951,390)      (5,753,814)      (5,069,554)       (8,175,537)
Cash Flows From Investing Activities:
  Purchases of property and equipment........     (5,082,432)      (5,126,955)      (3,626,903)       (4,114,820)
  Purchases of marketable securities.........             --      (27,695,300)      (7,845,792)      (52,528,156)
  Maturities of marketable securities........      1,791,724       31,306,650       11,622,039        55,055,237
                                                ------------     ------------     ------------      ------------
      Net Cash Provided By (Used In)
         Investing Activities................     (3,290,708)      (1,515,605)         149,344        (1,587,739)
Cash Flows From Financing Activities:
  Proceeds from line of credit, net..........      6,500,000               --               --                --
  Proceeds from issuance of Common Stock,
    net......................................      2,687,802       46,431,062       45,450,532         8,052,629
  Payments on long-term debt.................       (114,157)        (134,068)         (90,978)          (43,090)
                                                ------------     ------------     ------------      ------------
      Net Cash Provided By Financing
         Activities..........................      9,073,645       46,296,994       45,359,554         8,009,539
  Effect of exchange rate changes on cash and
    cash equivalents.........................        (94,768)         (53,337)          50,360           (39,855)
                                                ------------     ------------     ------------      ------------
      Net Increase (Decrease) In Cash and
         Cash Equivalents....................    (17,263,221)      38,974,238       40,489,704        (1,793,592)
  Cash and cash equivalents at beginning of
    period...................................     55,459,183       16,484,945       14,969,479        16,763,071
                                                ------------     ------------     ------------      ------------
  Cash and cash equivalents at end of
    period...................................   $ 38,195,962     $ 55,459,183     $ 55,459,183      $ 14,969,479
                                                ============     ============     ============      ============
Supplementary Disclosures Of Cash Flow
  Information:
  Cash paid for interest.....................   $    239,770     $     68,680     $     30,796      $      3,349
  Noncash purchase of assets under capital
    leases...................................   $         --     $    646,959     $         --      $    646,959

---------------

Note: (1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.

          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 26, 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

     Nature of Operations. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets the NeuroCybernetic Prosthesis, or NCP System, an implantable medical device which delivers a unique therapy, Vagus Nerve Stimulation (VNS(TM)), for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. In July 1997 the NCP System was approved by the United States Food and Drug Administration ("FDA") for commercial distribution in the United States for the treatment of epilepsy, where the Company presently markets it using its own employee-based direct sales organization. In addition, the NCP System is marketed internationally for the treatment of epilepsy (principally in Europe) using a combination of the Company's own direct sales organization and independent distributors. During fiscal 2001, Cyberonics obtained regulatory approval for commercial distribution of the NCP System for the treatment of depression in the European market and in Canada. The NCP System will be marketed for the treatment of depression in those countries where approval has been obtained. These marketing activities will be expanded to other countries, as approvals are obtained from the applicable regulatory agencies. Cyberonics is headquartered in Houston, Texas.

     In March 2001, the Company elected to change its fiscal year from June 30 to a 52/53 week year ending on the last Friday of April of each year, effective April 27, 2001. Accordingly, fiscal 2001 started July 1, 2000 and ended April 27, 2001.

     The Company's future success is dependent upon a number of factors which include, among others, achieving market acceptance and generating sufficient sales volume, obtaining and maintaining regulatory and reimbursement approvals for its products, the possibility of competition and technological changes, developing its sales, marketing and corporate infrastructures, maintaining an uninterrupted supply of certain sole source components and materials, adding sufficient manufacturing capacity to meet future possible product demand, possible product liability or recall and reliance on key personnel.

     Consolidation. The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Cyberonics Europe, S.A. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical estimates that require management judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances and product warranties.

     Foreign Currency Translation. The assets and liabilities of Cyberonics Europe, S.A. are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to the parent company are translated at historical rates. Income statement items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income section of stockholders' equity, and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents at April 27, 2002 and April 26, 2001 were $25,857,000 and $50,988,000, respectively.

                        CYBERONICS, INC. AND SUBSIDIARY

     Fair Value of Financial Instruments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and line of credit approximate their fair values due to the short-term maturity of these financial instruments.

     Marketable Securities. At April 27, 2001, the Company's investment portfolios consisted of securities held to maturity that are reported at amortized cost. Securities held to maturity are primarily corporate bonds, commercial paper and United States (US) treasury obligations with various maturity dates ranging up to approximately 24 months and have a fair market value of approximately $1,786,000 as of April 27, 2001. The Company had no marketable securities at April 26, 2002. At April 27, 2001, the Company's investment portfolio consisted of the following:

                                                                   APRIL 27, 2001
                                                              ------------------------
                                                              FAIR MARKET    CARRYING
                                                                 VALUE        VALUE
                                                              -----------   ----------
Current --
  Corporate bonds and commercial paper......................  $  233,000    $  226,756
  US treasury obligations...................................   1,438,000     1,451,893
                                                              ----------    ----------
                                                               1,671,000     1,678,649
Non-current --
  Asset-backed investments..................................     115,000       113,075
                                                              ----------    ----------
       Total................................................  $1,786,000    $1,791,724
                                                              ==========    ==========

     Accounts Receivable. The Company's allowance for doubtful accounts totaled $249,668 and $138,203 at April 26, 2002 and April 27, 2001, respectively.
Activity in the Company's allowance for doubtful accounts consists of the following:

                                         52 WEEKS ENDED   10 MONTHS ENDED   12 MONTHS ENDED
                                         APRIL 26, 2002   APRIL 27, 2001     JUNE 30, 2000
                                         --------------   ---------------   ---------------
Balance at beginning of period.........     $138,203         $162,654          $495,662
Increase in allowance..................      153,515               --                --
Reductions in allowance................           --           (3,807)         (333,008)
Reductions for write-offs..............      (42,030)         (20,644)               --
                                            --------         --------          --------
Balance at end of period...............     $249,688         $138,203          $162,654
                                            ========         ========          ========

     Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. During fiscal 2001, the Company recorded obsolescence charges of $1.8 million.

     Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. Effective July 1, 1999 for financial reporting purposes, the Company computes depreciation using the straight-line method over useful lives ranging from three to nine years. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Property and equipment under capital leases are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the property.

     Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates the recoverability of property and equipment and intangible assets if facts and circum-

                        CYBERONICS, INC. AND SUBSIDIARY
stances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. If this evaluation indicates that such assets are impaired, the carrying value of the assets is reduced to the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which disclosures are presented in Note 9, "Stock Incentive and Purchase Plans". Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

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

     Income Taxes. Cyberonics accounts for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the Company's election to defer the deduction of certain start-up costs for federal income tax purposes, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change of tax rates is recognized in income in the period that includes the enactment date.

     Net Loss Per Share. In accordance with SFAS No. 128, "Earnings Per Share", the Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, are excluded from the per share calculations, as the effect of their inclusion is antidilutive. Securities convertible into Common Stock comprised of stock options were 7,130,369; 4,933,251; and 4,128,110 shares at April 26, 2002, April 27, 2001 and June 30, 2000, respectively.

     Comprehensive Income. The Company reports and displays comprehensive income and its components in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is the total of net income and all other non-owner changes in equity. A reconciliation of reported net loss to comprehensive income (loss) is included in the consolidated statements of operations and comprehensive income (loss).

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 2.  INVENTORIES

     Inventories consist of the following:

                                                             APRIL 26, 2002   APRIL 27, 2001
                                                             --------------   --------------
Raw materials..............................................    $1,815,290       $1,338,885
Work-in-process............................................     1,543,095        1,257,784
Finished goods.............................................     1,169,993        1,649,891
                                                               ----------       ----------
                                                               $4,528,378       $4,246,560
                                                               ==========       ==========

NOTE 3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             APRIL 26, 2002   APRIL 27, 2001
                                                             --------------   --------------
Computer equipment.........................................    $4,568,869       $3,776,874
Manufacturing equipment....................................     4,450,990        4,120,223
Offsite programming equipment..............................     2,535,276        1,691,705
Furniture and fixtures.....................................     2,194,905        1,724,168
Leasehold improvements.....................................     1,901,591        1,741,467
Office equipment...........................................       792,742          120,414
Construction in progress...................................       770,168          197,555
                                                               ----------       ----------
                                                               17,214,541       13,372,406
Accumulated depreciation...................................    (7,414,712)      (4,722,056)
                                                               ----------       ----------
                                                               $9,799,829       $8,650,350
                                                               ==========       ==========

NOTE 4.  LINE OF CREDIT

     In September 2001, the Company established a revolving credit facility for $10,000,000 which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable at the designated bank rate of 4.75% at April 26, 2002 plus 1.5%, totaling 6.25%, on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the terms of the revolving credit facility the Company agreed to maintain liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $5,000,000 and limiting annual capital expenditures to $4,000,000. Capital expenditures for the 52 weeks ended April 26, 2002 exceeded $4,000,000. The lender waived this loan covenant provision for the 52 weeks ended April 26, 2002. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. At April 26, 2002, the Company had $6,500,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $1,181,000.

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 5.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                             APRIL 26, 2002   APRIL 27, 2001
                                                             --------------   --------------
Clinical costs.............................................   $ 5,927,907      $ 5,133,692
Payroll and other compensation.............................     5,796,040        2,354,101
Royalties..................................................       797,411          661,340
Employees awards...........................................       505,764               --
Warranties.................................................       407,148          423,000
Accrued taxes..............................................       394,872               --
Business insurance.........................................       325,267          141,128
Professional services......................................       250,045          456,275
Legal settlement fees......................................        75,000               --
Investment fees............................................            --        3,785,995
Other......................................................       697,310          331,130
                                                              -----------      -----------
                                                              $15,176,764      $13,286,661
                                                              ===========      ===========

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

NOTE 7.  CONTINGENCIES

     During the 52 weeks ended April 26, 2002 the Company entered into severance agreements with certain key employees. These agreements were entered into with approximately 70 management and key employees and obligate the Company, upon change of control and constructive termination of such employee, to pay an amount equal to salary and bonus for one to three years, together with any earned but unpaid compensation.

NOTE 8.  STOCKHOLDERS' EQUITY

     Preferred Stock. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 26, 2002. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

     Common Stock. Stock option exercises increased the number of common shares by 230,784; 299,534; and 1,049,971 for the 52 weeks ended April 26, 2002, the 10 months ended April 27, 2001 and the 12 months ended June 30, 2000, respectively. Issuances of common stock under the Company's Employee Stock Option Plan increased the number of common shares by 46,455; 13,635; and 30,782 for the 52 weeks ended April 26, 2002, the 10 months ended April 27, 2001 and the 12 months ended June 30, 2000, respectively.

                        CYBERONICS, INC. AND SUBSIDIARY

     In February 2001, the Company issued 2,518,000 shares of its common stock in a private offering for $18.00 per share. Proceeds from the issuance totaled approximately $42.5 million after deducting commission and offering costs.

     In November 2000, the Company issued 100 shares of its Common Stock to an individual. The transaction was recorded at the fair market value on the day of the issuance, or $23.12 per share.

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modifications to the plan and the Company recorded approximately $2.4 million in deferred compensation relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. Approximately $473,000 and $394,000 of compensation expense was recognized in fiscal 2002 and 2001, respectively for the vested portion of the grant.

     Preferred Share Purchase Rights. In January 1997, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock to stockholders of record on March 10, 1997. The Company amended and restated the Preferred Share Rights ("Plan") on August 21, 2000. The Rights will become exercisable following the tenth day after a person or group of affiliate persons (an "Acquiring Person"), acquires beneficial ownership of 15 percent or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a "Triggering Event"). Each Right entitles the holder thereof to buy 1/1000 of a share of the Company's Series A Participating Preferred Stock at an exercise price of $150 (the "Exercise Price"). The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to a Triggering Event. If, prior to redemption of the Rights, a person becomes an Acquiring Person, each Right (except for Rights owned by the Acquiring Person, which will thereafter be void) will entitle the holder thereof to purchase, at the Right's then current exchange price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. In the event a person becomes an Acquiring Person and the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination, proper provision must be made so that a holder of a Right which has not theretofore been exercised (except for Rights owned by the Acquiring Person, which will thereafter be void), will thereafter have the right to receive, upon exercise of a Right, shares of common stock of the acquiring company having a value equal to two times the then current Exercise Price. At any time after a Triggering Event and prior to acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates) for the Common Stock of the Company at an exchange ratio of one share of common stock per Right. In April 2001, the Company amended the Plan to designate the State of Wisconsin Investment Board (SWIB) as an Exempt Person under the terms of the Plan as long as SWIB is the Beneficial Owner of less than 20%.

NOTE 9.  STOCK INCENTIVE AND PURCHASE PLANS

     Stock Options. Cyberonics has reserved an aggregate of 11,350,000 shares of its Common Stock through April 26, 2002, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 1998 Stock Option Plan (the "Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company

                        CYBERONICS, INC. AND SUBSIDIARY
sales objectives. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively.

     The following is a summary of the Company's stock option activity for the 12 months ended June 30, 2000, 10 months ended April 27, 2001 and 52 weeks ended April 26, 2002.

                                                  OUTSTANDING             EXERCISABLE
                                             ---------------------   ---------------------
                                                          WEIGHTED                WEIGHTED
                                                          AVERAGE                 AVERAGE
                                  SHARES                  EXERCISE                EXERCISE
                                 RESERVED      SHARES      PRICE       SHARES      PRICE
                                ----------   ----------   --------   ----------   --------
Balance at June 30, 1999......     247,233    4,647,664    $ 8.62     2,075,916    $ 6.56
Shares reserved...............   1,600,000
Granted.......................  (1,202,700)   1,202,700     16.54
Options becoming
  exercisable.................                                          618,382
Exercised.....................               (1,049,971)     7.02    (1,049,971)
Canceled or forfeited.........     672,283     (672,283)    10.58
                                ----------   ----------              ----------
Balance at June 30, 2000......   1,316,816    4,128,110     11.00     1,644,327      8.03
Shares reserved...............   1,000,000
Granted.......................  (1,748,000)   1,748,000     17.29
Options becoming
  exercisable.................                                          643,189
Exercised.....................                 (299,534)     9.27      (299,534)
Canceled or forfeited.........     643,325     (643,325)    14.07
                                ----------   ----------              ----------
Balance at April 27, 2001.....   1,212,141    4,933,251     12.93     1,987,982      9.76
Shares reserved...............   2,200,000
Granted.......................  (2,930,989)   2,930,989     14.64
Options becoming
  exercisable.................                                          982,186
Exercised.....................                 (230,784)     7.89      (230,784)
Canceled or forfeited.........     503,087     (503,087)    15.76
                                ----------   ----------              ----------
Balance at April 26, 2002.....     984,239    7,130,369    $13.60     2,739,384    $11.57
                                ==========   ==========              ==========

     For certain options granted, the Company recognizes as compensation or other expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation or other expense totaling $493,600 during the 52 weeks ended April 26, 2002, $435,950 during the 10 months ended April 27, 2001 and $0 during the 12 months ended June 30, 2000.

     The fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rate of 4.5% for fiscal periods 2002 and 2001 and 5% for fiscal year 2000, expected life of five years for options and restricted stock, expected life of six months for purchase plan shares, expected volatility of 210%, 253% and 161%, respectively, and no expected dividend yields.

     The weighted average fair value of options granted at prices equal to the Company's market value in fiscal periods 2002, 2001 and 2000 was $14.64, $16.94 and $15.31, respectively.

                        CYBERONICS, INC. AND SUBSIDIARY

     Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                         52 WEEKS ENDED   10 MONTHS ENDED   12 MONTHS ENDED
                                         APRIL 26, 2002   APRIL 27, 2001     JUNE 30, 2000
                                         --------------   ---------------   ---------------
Net loss --
  As reported..........................   $(26,119,905)    $(24,697,733)     $ (3,053,244)
  Pro forma............................    (45,102,980)     (33,207,152)      (12,678,014)
Loss per share --
  As reported..........................   $      (1.21)    $      (1.27)     $      (0.17)
  Pro forma............................          (2.08)           (1.71)            (0.70)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $101,037; $35,419; and $159,143 related to the purchase discount offered under the Company's Employee Stock Purchase Plan during fiscal 2002, 2001 and 2000, respectively. The weighted average fair values of shares granted to employees were $14.50, $17.32 and $17.57 during fiscal 2002, 2001 and 2000, respectively.

     The Company's outstanding options are segregated into the following five categories in accordance with SFAS No. 123:

               OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                              AS OF APRIL 26, 2002

                                             OPTIONS OUTSTANDING
                           -------------------------------------------------------           OPTIONS EXERCISABLE
                                               WEIGHTED-AVERAGE                      ------------------------------------
RANGE OF                   OUTSTANDING AS OF      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AS OF   WEIGHTED-AVERAGE
EXERCISE PRICES             APRIL 26, 2002     CONTRACTUAL LIFE    EXERCISE PRICE     APRIL 26, 2002      EXERCISE PRICE
---------------            -----------------   ----------------   ----------------   -----------------   ----------------
$2.9900-$5.9750..........        823,408             4.6               $ 3.66              745,910            $ 3.56
$5.9751-$11.9500.........        857,572             6.7               $ 9.12              404,945            $ 8.83
$11.9501-$17.9250........      4,148,676             8.2               $14.35            1,181,784            $14.59
$17.9251-$23.9000........      1,191,463             7.8               $19.87              374,763            $19.52
$23.9001-$29.8750........        109,250             8.6               $26.91               31,982            $28.08
                               ---------                                                 ---------
                               7,130,369                               $13.60            2,739,384            $11.57
                               =========                                                 =========

     During fiscal 2002, 2001 and 2000, the Board of Directors approved grants outside of the existing stock option plans. The grants, which totaled 300,000; 100,000 and 250,000 options, respectively, were approved for new officers as inducements essential to their entering into employment with the Company.

     Stock Purchase Plan. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan), 950,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (a) the first business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At April 26, 2002, 725,775 shares remain available for future issuances under the Stock Purchase Plan.

                        CYBERONICS, INC. AND SUBSIDIARY

     Stock Recognition Program. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At April 26, 2002, 4,030 shares remain available for future issuances under the program.

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are deemed to have finite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and 142 effective January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have material impact on the Company's operating results or financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under this Statement, the FASB established a single accounting model for valuation of long-lived assets. The provisions of SFAS No. 144 are required to be applied to the Company for the 2003 fiscal year and, as such, the Company will adopt the statement on April 27, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's operating results or financial condition.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. In general, the provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002. The Company believes that the

                        CYBERONICS, INC. AND SUBSIDIARY
adoption of SFAS No. 145 will not have a material impact on the Company's operating results or financial condition.

NOTE 11.  INCOME TAXES

     Components of the Company's loss before taxes are as follows:

                                         52 WEEKS ENDED   10 MONTHS ENDED   12 MONTHS ENDED
                                         APRIL 26, 2002   APRIL 27, 2001     JUNE 30, 2000
                                         --------------   ---------------   ---------------
Domestic...............................   $(22,545,496)    $(23,629,170)      $(2,198,294)
Foreign................................     (3,574,409)      (1,068,563)         (854,950)
                                          ------------     ------------       -----------
                                          $(26,119,905)    $(24,697,733)      $(3,053,244)
                                          ============     ============       ===========

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                         52 WEEKS ENDED   10 MONTHS ENDED   12 MONTHS ENDED
                                         APRIL 26, 2002   APRIL 27, 2001     JUNE 30, 2000
                                         --------------   ---------------   ---------------
U.S. statutory rate....................      (34.0)%           (34.0)%           (34.0)%
Increase in deferred tax valuation
  allowance............................       37.6              37.4             147.9
Other, net.............................       (3.6)             (3.4)           (113.9)
                                             -----             -----            ------
                                               0.0%              0.0%              0.0%
                                             =====             =====            ======

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             APRIL 26, 2002   APRIL 27, 2001   JUNE 30, 2000
                                             --------------   --------------   -------------
Deferred tax assets:
  Federal net operating loss
     carryforwards.........................   $ 40,212,185     $ 33,176,347    $ 25,252,567
  Foreign net operating loss
     carryforwards.........................      5,452,321        4,141,114       3,772,374
  Tax credit carryforwards.................      4,643,666        3,267,666       2,276,648
  Clinical costs...........................        204,000               --         103,927
  Warranties...............................         43,793           46,823         127,500
  Other, net...............................        904,741        1,047,737         954,388
                                              ------------     ------------    ------------
       Total deferred tax assets...........     51,460,706       41,679,687      32,487,404
Total deferred tax liabilities, net........        (42,643)         (91,011)       (126,515)
Deferred tax valuation allowance...........    (51,418,063)     (41,588,676)    (32,360,889)
                                              ------------     ------------    ------------
       Net deferred tax assets and
          liabilities......................   $         --     $         --    $         --
                                              ============     ============    ============

     At April 26, 2002, the Company has net operating loss carryforwards of approximately $118.3 million for federal income tax purposes, which expire during the years 2003 through 2022, and tax credit carryforwards of approximately $4.6 million for federal income tax purposes, which expire during the years 2006 through 2022. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance totaling $51.4 million has been established as of April 26, 2002, to fully offset the Company's net deferred tax assets, including those relating to its carryforwards. The valuation allowance increased $9.8 million and $9.2 million for the 52 weeks ended April 26, 2002 and the 10 months ended April 27, 2001, respectively, due primarily to the Company's additional net operating losses. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the Company's net operating losses and tax credit carryforwards.

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 12.  EMPLOYEE RETIREMENT SAVINGS PLAN

     Cyberonics sponsors an employee retirement savings plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the 52 weeks ended April 26, 2002, the 10 months ended April 27, 2001, and the 12 months ended June 30, 2000.

NOTE 13.  COMMITMENTS

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

     License Agreements. The Company has executed a license agreement which provides Cyberonics with worldwide exclusive rights under three U.S. patents (and their international counterparts) covering the method and devices of the NCP System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The license agreement provides that the Company will pay a royalty equal to the greater of $36,000 per year or at the rate of three percent of sales during fiscal 2003 and through the remaining term of the licensed patents. These patents expire between 2011 and 2016. The license agreement runs for successive three-year terms, renewable at the Company's election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. The Company's royalty payments pursuant to this agreement are expensed as incurred.

     The Company has executed a license agreement for a specific application of lead designs to be used in vagus nerve stimulation for the control of epilepsy and other movement disorders. The licensor retains all rights to this patent for applications outside the above specified use. Pursuant to the license agreement, the Company has a limited-term option to expand the licensed field of use for additional indications for a license fee of $15,000 per indication and has made partial payments for certain such indications. In addition, the Company is obligated to pay the licensor an earned royalty equal to the greater of $35,000 per year or at the rate of one percent of the Company's net sales price of implantable systems incorporating the licensor's standard lead and 1.75 percent of net sales incorporating the licensor's bi-directional lead for the life of the licensed patents. Amounts due under this agreement are expensed as incurred. This license agreement expires in March of 2003 and no royalties will be due for this agreement subsequent to its expiration date. Royalty expenses for the 52 weeks ended April 26, 2002, the 10 months ended April 27, 2001 and the 12 months ended June 30, 2000 were $2,776,000; $1,785,000; and $1,856,000, respectively.

                        CYBERONICS, INC. AND SUBSIDIARY

     Lease Agreements. The Company leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at April 26, 2002 are as follows:

52/53 WEEKS ENDING ON THE LAST FRIDAY OF APRIL
2003............................................   $1,753,634
2004............................................    1,880,564
2005............................................    2,129,139
2006............................................    2,022,785
2007............................................    2,003,483
Thereafter......................................    1,842,066

     The Company leases certain manufacturing equipment under long-term capital leases with a 6.56% interest rate that mature in April 2005. Capitalized costs of $646,959 are included in manufacturing equipment at April 26, 2002 and April 27, 2001. Accumulated depreciation amounted to $226,436 and $97,044 at April 26, 2002 and April 27, 2001, respectively.

     The following is a schedule of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments as of April 26, 2002:

52/53 WEEKS ENDING ON THE LAST FRIDAY OF APRIL
2003.............................................   $146,129
2004.............................................    146,129
2005.............................................    147,899
                                                    --------
       Total minimum lease payments..............    440,157
Less: amount representing interest...............     41,423
                                                    --------
Present value of future minimum lease payments...    398,734
Less: amount due within one year.................    123,765
                                                    --------
                                                    $274,969
                                                    ========

     The Company's rental expense for the 52 weeks ended April 26, 2002, the 10 months ended April 27, 2001 and the 12 months ended June 30, 2000, amounted to $1,706,089; $1,374,230; and $1,172,296, respectively.

     Other Commitments. At April 26, 2002, Cyberonics had approximately $951,000 in noncancelable commitments related to domestic marketing programs planned for the Company's NCP System during fiscal year 2003, of which approximately $795,000 is scheduled to occur in the first quarter of fiscal year 2003.

     Litigation. The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

NOTE 14.  RELATED PARTY TRANSACTIONS

     Covance Health Economics and Outcomes Services, Inc. (Covance) provided healthcare reimbursement consulting services to the Company during the 12 months ended June 30, 2000 which amounted to $431,662. No amounts were paid during fiscal 2001 or 2002. A member of the Board of Directors of the Company was the Executive Vice President of Covance through 1999, and he currently serves as a Senior Consultant for Covance.

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 15.  CONCENTRATIONS

     The Company's cash equivalents and trade accounts receivable represent potential concentrations of credit risk.

     The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At April 26, 2002, management believes that the Company has no significant concentrations of credit risk related to these assets and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and health care sectors in the U.S. and several other countries and, accordingly, are exposed to their respective business, economic and country-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries' national economics and health care systems.

     We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the NCP System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the NCP System, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

NOTE 16.  SEGMENT AND GEOGRAPHIC INFORMATION

     Through January 25, 2002 the Company operated its business in three Indication Business Units, which have aggregated into one reportable segment, that of designing, developing, manufacturing and marketing the NCP System using VNS Therapy for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Each of the Company's business units had similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment and shared infrastructures for the 39 weeks ended January 25, 2002.

                        CYBERONICS, INC. AND SUBSIDIARY

     Net sales and operating loss by business unit are presented below. The Depression and Other Indications Business Units' operating expense consist primarily of pre-clinical, clinical, direct payroll costs and allocations of general and administrative expenses.

                                      EPILEPSY       DEPRESSION         OTHER
                                     INDICATION      INDICATION      INDICATIONS
                                    BUSINESS UNIT   BUSINESS UNIT   BUSINESS UNIT      TOTAL
                                    -------------   -------------   -------------   ------------
39 Weeks Ended January 25, 2002
  External net sales..............   $49,885,879    $         --     $        --    $ 49,885,879
  Operating income (loss)
     (unaudited)..................     9,336,927     (23,829,619)     (4,749,036)    (19,241,728)
52 Weeks Ended April 27, 2001
  (unaudited)(1)
  External net sales..............   $53,567,994    $         --     $        --    $ 53,567,994
  Operating loss..................    (8,558,565)    (15,056,069)     (2,865,027)    (26,479,661)
Ten Months Ended April 27, 2001
  External net sales..............   $43,418,736    $         --     $        --    $ 43,418,736
  Operating loss..................    (8,635,991)    (14,252,361)     (2,738,931)    (25,627,283)
Twelve Months Ended June 30, 2000
  External net sales..............   $47,888,733    $         --     $        --    $ 47,888,733
  Operating loss..................    (3,012,123)     (1,884,251)       (354,762)     (5,251,136)

---------------

Note: (1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.

     In January 2002, the acute results of the pivotal clinical study on VNS Therapy for the treatment of depression (D-02) were completed and unblinded. The D-02 acute results did not show a statistically significant difference in response rates between the treatment and placebo groups. We are planning to amend the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy based upon the D-02 and pilot study (D-01) long term results. Those additional clinical activities have resulted in delays in the completion of clinical studies and a higher degree of uncertainty surrounding the probability and possible timing of approval and commercial launch of VNS Therapy for depression. Furthermore, in February 2002, we suspended new enrollments in all other new indications studies in order to allow us to focus our limited clinical and financial resources towards the determination of effectiveness of VNS Therapy in depression. The suspension of patient enrollments in all new indication studies results in a higher degree of uncertainty surrounding the timing and extent of anticipated clinical study activities in the Other Indications Business Unit. The expanded pre-market clinical activities in the depression studies and suspended enrollments in other indication clinical studies will delay the commercial launch of VNS Therapy in depression beyond our original expectation of April 2003 and may effect the determination of the clinical development phase of the other indication studies. The uncertainties surrounding these events are problematic in effectively determining the anticipated shared resource utilization and expense allocation between Indication Business Units. Therefore, in February 2002, the Company began operating its business as a single neurostimulation business focused on sales growth in epilepsy, the approved indication of use for VNS, improving gross profit margins and improving net financial results to fund clinical development activity in depression and other new indications development activities.

                        CYBERONICS, INC. AND SUBSIDIARY

     Geographic Information:

                                                        NET SALES
                           -------------------------------------------------------------------
                           52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED   12 MONTHS ENDED
                           APRIL 26, 2002   APRIL 27, 2001   APRIL 27, 2001     JUNE 30, 2000
                           --------------   --------------   ---------------   ---------------
                                            (UNAUDITED)(1)
United States............   $63,848,921      $47,713,226       $38,972,088       $42,533,016
International............     6,262,372        5,854,768         4,446,648         5,355,717
                            -----------      -----------       -----------       -----------
       Total.............   $70,111,293      $53,567,994       $43,418,736       $47,888,733
                            ===========      ===========       ===========       ===========

                                          LONG-LIVED ASSETS
                                  ----------------------------------
                                  APRIL 26, 2002    APRIL 27, 2001
                                  --------------   -----------------
United States...................    $9,706,324        $8,739,338
International...................       264,706           173,071
                                    ----------        ----------
       Total....................    $9,971,030        $8,912,409
                                    ==========        ==========

---------------

Note: (1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.

NOTE 17.  NON-RECURRING CHARGES

     Non-recurring charges were $6.5 million for the 10 months ended April 27, 2001. On September 11, 2000, Medtronic, Inc. ("Medtronic") publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6.5 million which includes investment banking fees to Morgan Stanley Dean Witter of $6.0 million. The Company also incurred legal, accounting and consulting fees of approximately $350,000 and other related costs of $117,000.

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 18.  QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

     The following table sets forth certain unaudited condensed quarterly financial data for the 52 weeks ended April 26, 2002, and the 10 months ended April 27, 2001. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                            FIRST        SECOND         THIRD        FOURTH
                           QUARTER       QUARTER       QUARTER     QUARTER(1)       TOTALS
                         -----------   -----------   -----------   -----------   ------------
52 WEEKS ENDED
  APRIL 26, 2002
Net sales..............  $14,614,924   $16,882,244   $18,388,711   $20,225,414   $ 70,111,293
Gross profit...........   11,506,465    13,429,977    14,712,534    16,845,943     56,494,919
Net loss...............   (6,636,750)   (6,829,747)   (5,775,231)   (6,878,177)   (26,119,905)
Diluted net loss per
  share(2).............        (0.31)        (0.32)        (0.27)        (0.32)         (1.21)
10 MONTHS ENDED
  APRIL 27, 2001
Net sales..............  $13,353,357   $14,201,205   $14,323,721   $ 1,540,453   $ 43,418,736
Gross profit...........    9,908,765    10,808,779    10,470,936       423,903     31,612,383
Net loss...............   (9,946,352)   (3,444,817)   (4,559,052)   (6,747,512)   (24,697,733)
Diluted net loss per
  share(2).............        (0.53)        (0.18)        (0.23)        (0.31)         (1.27)

---------------

(1) Fourth quarter for fiscal year 2001 represents activity for the month of April only, due to the change in fiscal year from June 30 to the last Friday of April.

(2) Loss per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full period is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters' EPS does not equal the full period EPS.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 3.1(1)      --  Amended and Restated Certificate of Incorporation of
                 Registrant.
 3.2(2)      --  Bylaws of Registrant.
 3.3(3)      --  Amendment No. 1 to the Bylaws of Registrant.
 4.1(2)      --  Second Amended and Restated Preferred Shares Rights
                 Agreement, dated as of August 21, 2000 between Cyberonics,
                 Inc. and First National Bank of Boston, -- including the
                 Certificate of Designation, the Form of
                 Rights -- Certificate and the Summary of Rights attached
                 thereto as -- Exhibit A, B and C, respectively.
 4.2(4)      --  Amendment No. 1 to Second Amended and Restated Preferred
                 Share Rights Agreement, dated April 26, 2001.
10.1(5)      --  Amended 1991 Employee Stock Purchase Plan.
10.2(6)      --  License Agreement dated March 15, 1988 between the
                 Registrant and Dr. Jacob Zabara.
10.3(6)      --  Patent License Agreement effective as of July 28, 1989 between the Registrant and Huntington Medical Research
                 Institute.
10.4(7)      --  Lease Agreement dated November 3, 1994 together with
                 amendments dated April 18, 1996 and April 30, 1997,
                 respectively, between the Registrant and Salitex II, Ltd.
10.5(6)      --  Form of Indemnification Agreement.
10.6(6)      --  Amended and Restated Stockholders' Agreement dated October
                 16, 1992.
10.7(8)      --  Registration Rights Agreement dated March 28, 1997.
10.8(9)      --  Amended and Restated 1996 Stock Option Plan.
10.9(7)      --  Stockholders' Agreement dated April 8, 1996 between the
                 Registrant and St. Jude Medical, Inc.
10.10(7)     --  Letter Agreement dated March 28, 1997 between the Clark
                 Estates and the Registrant.
10.11(10)    --  Lease Agreement dated August 19, 1997 between the Registrant and Space Assets II, Inc.
10.12(11)    --  Amended and Restated 1997 Stock Plan.
10.13(12)    --  1998 Stock Option Plan.
10.14(13)    --  Employment Agreement Between Cyberonics, Inc. and Robert P.
                 Cummins.
10.15(13)    --  Severance Agreement Between Cyberonics, Inc. and Shawn P.
                 Lunney.
10.16(13)    --  Severance Agreement Between Cyberonics, Inc. and Alan D.
                 Totah.
10.17(13)    --  Severance Agreement Between Cyberonics, Inc. and Pamela B.
                 Westbrook.
10.18(14)    --  Severance Agreement Between Cyberonics, Inc. and Michael A.
                 Cheney.
10.19(14)    --  Severance Agreement Between Cyberonics, Inc. and Richard
                 Rudolph, M.D.
10.20(14)    --  Severance Agreement Between Cyberonics, Inc. and David F.
                 Erinakes.
10.21(6)     --  1988 Incentive Stock Plan.
10.22(13)    --  First Amendment to the 1988 Incentive Stock Plan.
16.1(16)     --  Letter dated April 16, 2002, from Arthur Andersen LLP to the
                 Securities and Exchange Commission.
21.1(7)      --  List of Subsidiaries of the Registrant.
23.1         --  Consent of Independent Auditors.
24.1         --  Powers of Attorney (included on the Signature Page to this
                 Form 10-K).

---------------

 (1) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 333-56022) filed on February 21, 2001.

 (2) Incorporated by reference to Registrant's Report on Form 8-K filed on September 12, 2000.

 (3) Incorporated by reference to Registrant's Report on Form 8-K filed on March 30, 2001.

 (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the 10 months ended April 27, 2001.

 (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.

 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 (9) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-19785) filed on April 29, 1999.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended June 30, 1997.

(11) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Reg. No. 333-56694) filed on March 8, 2001.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for quarter ended July 27, 2001.

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 25, 2002.

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16) Incorporated by reference to Registrant's Report on Form 8-K filed April 17, 2002.