Form 10-Q
period 2002-07-26
CYBERONICS INC
filed 2002-09-06
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 26, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                     76-0236465
                 --------                                     ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

         100 Cyberonics Boulevard
              Houston, Texas                                    77058
              --------------                                    -----
 (address of principal executive offices)                     (zip code)

       Registrant's telephone number, including area code: (281) 228-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AT AUGUST 16, 2002
Common Stock - $0.01 par value                                21,803,095

                                CYBERONICS, INC.

                                      INDEX

                                                                                                       PAGE NO.
                                                                                                       --------
                        PART I.  FINANCIAL INFORMATION
           Item 1       Financial Statements:
                                 Consolidated Balance Sheets
                                        July 26, 2002 (Unaudited) and April 26, 2002..............         3
                                 Consolidated Statements of Operations and Comprehensive
                                  Loss (Unaudited)
                                        Three months ended July 26, 2002 and July 27, 2001........         4
                                 Consolidated Statements of Cash Flows (Unaudited)
                                        Three months ended July 26, 2002 and July 27, 2001........         5
                                 Notes to Consolidated Financial Statements (Unaudited)...........         6
           Item 2       Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations..............................         8
           Item 3       Quantitative and Qualitative Disclosures About Market Risk................        16

                        PART II.  OTHER INFORMATION
           Item 6       Exhibits and Reports on Form 8-K..........................................        17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         JULY 26,            APRIL 26,
                                                                                           2002                 2002
                                                                                      ----------------    ----------------
                                                                                        (UNAUDITED)

ASSETS
Current Assets:
    Cash and cash equivalents .....................................................   $     33,821,422    $     38,195,962
    Accounts receivable, net ......................................................         12,491,003          10,330,821
    Inventories ...................................................................          5,420,977           4,528,378
    Prepaid expenses ..............................................................            733,917           1,296,685
                                                                                      ----------------    ----------------
         Total Current Assets .....................................................         52,467,319          54,351,846
Property and equipment, net .......................................................         10,234,276           9,799,829
Other assets, net .................................................................            166,638             171,201
                                                                                      ----------------    ----------------
                                                                                      $     62,868,233    $     64,322,876
                                                                                      ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ..............................................................   $      6,116,888    $      5,633,565
    Line of credit ................................................................         10,000,000           6,500,000
    Accrued liabilities ...........................................................         12,794,732          15,176,764
    Current portion of long-term debt .............................................            125,806             123,765
                                                                                      ----------------    ----------------
         Total Current Liabilities ................................................         29,037,426          27,434,094
Long-term debt ....................................................................            240,972             274,969
                                                                                      ----------------    ----------------
         Total Liabilities ........................................................         29,278,398          27,709,063

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000 shares authorized;
        no shares issued and outstanding ..........................................                 --                  --
    Common stock, $.01 par value per share; 50,000,000 shares
        authorized;  21,803,095 and 21,751,261 shares issued and
        outstanding at July 26, 2002 and April 26, 2002, respectively .............            218,031             217,513
    Additional paid-in capital ....................................................        168,473,233         167,855,437
    Deferred compensation .........................................................         (1,378,125)         (1,496,250)
    Accumulated other comprehensive income (loss) .................................           (298,349)           (212,739)
    Accumulated deficit ...........................................................       (133,424,955)       (129,750,148)
                                                                                      ----------------    ----------------
         Total Stockholders' Equity ...............................................         33,589,835          36,613,813
                                                                                      ----------------    ----------------
                                                                                      $     62,868,233    $     64,322,876
                                                                                      ================    ================

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                          ------------------------------
                                                            JULY 26,         JULY 27,
                                                              2002             2001
                                                          -------------    -------------
Net sales .............................................   $  23,055,593    $  14,614,924
Cost of sales .........................................       3,950,037        3,108,459
                                                          -------------    -------------
     Gross Profit .....................................      19,105,556       11,506,465
                                                          -------------    -------------
Operating expenses:
   Selling, general and administrative ................      18,355,545       12,548,330
   Research & development .............................       4,795,938        6,127,588
                                                          -------------    -------------
     Total Operating Expenses .........................      23,151,483       18,675,918
                                                          -------------    -------------
       Loss From Operations ...........................      (4,045,927)      (7,169,453)
Interest income .......................................         129,948          537,028
Interest expense ......................................         (97,852)         (16,659)
Other income, net .....................................         339,024           12,334
                                                          -------------    -------------
Net loss ..............................................   $  (3,674,807)   $  (6,636,750)
                                                          =============    =============

Basic and diluted net loss per share ..................   $       (0.17)   $       (0.31)
                                                          =============    =============

Shares used in computing basic and diluted
net loss per share ....................................      21,781,872       21,587,281
                                                          =============    =============

Comprehensive loss:
  Net loss ............................................   $  (3,674,807)   $  (6,636,750)
  Foreign currency translation adjustment .............         (85,610)         (67,339)
                                                          -------------    -------------
  Comprehensive loss ..................................   $  (3,760,417)   $  (6,704,089)
                                                          =============    =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE THREE MONTHS ENDED
                                                                              ------------------------------
                                                                                JULY 26,        JULY 27,
                                                                                  2002             2001
                                                                              -------------    -------------

            CASH FLOW FROM OPERATING ACTIVITIES:
              Net loss ....................................................   $  (3,674,807)   $  (6,636,750)
              Non-cash items included in net loss:
                Depreciation ..............................................       1,111,296          861,866
                (Gain) loss on disposal of assets .........................           2,883           (6,075)
                Amortization of deferred compensation and
                 expense related to stock options .........................         118,125          133,950
              Changes in operating assets and liabilities:
               Accounts receivable, net ...................................      (2,160,182)      (1,298,555)
               Inventories ................................................        (892,599)        (129,691)
               Prepaid expenses ...........................................         562,768         (203,004)
               Other assets, net ..........................................           4,563          (74,893)
               Accounts payable and accrued liabilities ...................      (1,898,709)      (2,829,946)
                                                                              -------------    -------------
                  Net cash used in operating activities ...................      (6,826,662)     (10,183,098)
                                                                              -------------    -------------

            CASH FLOW FROM INVESTING ACTIVITIES:
               Purchases of property and equipment ........................      (1,548,626)      (1,216,219)
               Maturities of marketable securities ........................              --        1,227,651
                                                                              -------------    -------------
                  Net cash provided by (used in) investing activities .....      (1,548,626)          11,432
                                                                              -------------    -------------

            CASH FLOW FROM FINANCING ACTIVITIES:
              Proceeds from line of credit, net ...........................       3,500,000               --
              Proceeds from issuance of common stock ......................         618,314          750,643
              Payments on long-term debt ..................................         (31,956)         (28,274)
                                                                              -------------    -------------
                   Net cash provided by financing activities ..............       4,086,358          722,369
                                                                              -------------    -------------

            Effect of exchange rate changes on cash and cash
            equivalents ...................................................         (85,610)         (67,339)
                                                                              -------------    -------------
                 Net decrease in cash and cash equivalents ................      (4,374,540)      (9,516,636)
            Cash and cash equivalents at beginning of period ..............      38,195,962       55,459,183
                                                                              -------------    -------------
            Cash and cash equivalents at end of period ....................   $  33,821,422    $  45,942,547
                                                                              =============    =============

            Supplemental Disclosure of Cash Flow Information:
                 Cash paid for interest ...................................   $      89,424    $       8,257


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 26, 2002

NOTE 1 -- BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 26, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2003. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 26, 2002.

NOTE 2 -- INVENTORIES:

        Inventories consist of the following:

                                          JULY 26, 2002   APRIL  26, 2002
                                          -------------   ---------------
                                           (UNAUDITED)
Raw materials and components ...........   $  1,745,976    $  1,815,290
Work-in-process ........................      1,917,724       1,543,095
Finished goods .........................      1,757,277       1,169,993
                                           ------------    ------------
                                           $  5,420,977    $  4,528,378
                                           ============    ============

NOTE 3 -- OTHER CURRENT ASSETS:

        Other current assets consist of the following:

                                         JULY 26, 2002   APRIL 26, 2002
                                         -------------   --------------
                                          (UNAUDITED)
Prepaid expenses ......................   $    722,049    $  1,276,160
Interest receivable ...................         11,868          20,525
                                          ------------    ------------
                                          $    733,917    $  1,296,685
                                          ============    ============

NOTE 4 -- LINE OF CREDIT:

        In September 2001, the Company established a revolving credit facility for $10,000,000 which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable at the designated bank rate of 4.75% at July 26, 2002, plus 1.5% totaling 6.25% on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the terms of the revolving credit facility the Company agreed to maintain liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $5,000,000 and limit annual capital expenditures to $4,000,000. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. As of July 26, 2002, the Company had $10,000,000 in borrowings outstanding under the credit facility.

NOTE 5 -- ACCRUED LIABILITIES:

        Accrued liabilities are as follows:

                                          JULY 26, 2002   APRIL 26, 2002
                                          -------------   --------------
                                           (UNAUDITED)
Clinical costs .........................   $  5,738,321    $  5,927,907
Payroll and other compensation .........      3,904,713       6,301,804
Royalties ..............................      1,053,489         797,411
Accrued  taxes .........................        465,921         394,872
Warranties .............................        398,867         407,148
Professional services ..................        387,309         250,045
Business insurance .....................        170,379         325,267
Other ..................................        675,733         772,310
                                           ------------    ------------
                                           $ 12,794,732    $ 15,176,764
                                           ============    ============


NOTE 6 -- STOCKHOLDERS' EQUITY:

        Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. Approximately $118,000 of compensation expense has been recognized for the vested portion of the option grant during the three months ended July 26, 2002 and July 27, 2001.

        Stock Incentive and Purchase Plans. For the three months ended July 26, 2002, the Company has reserved an additional 1,000,000 shares for issuance pursuant to its 1996 Stock Option Plan with an aggregate reserve of 12,350,000 shares as of July 26, 2002, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan and 1998 Stock Option Plan (collectively "the Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company sales objectives. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively. For the three months ended July 26, 2002, the Company has granted approximately 722,500 options at a weighted average exercise price of approximately $13.45, which were issued at market rate at the date of grant. Stock options to purchase approximately 7.45 million shares at a weighted average exercise price of $13.50 per share were outstanding as of July 26, 2002.

NOTE 7 -- EARNINGS PER SHARE:

        SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and would then share in net income or loss of the Company. For the purpose of computing diluted net loss per share for the three months ended July 26, 2002, no exercise of options was assumed since the result would have been antidilutive. Options to purchase approximately 7.45 million shares of common stock at a weighted average exercise price of $13.50 per share were outstanding as of July 26, 2002 but were not included in the computation of diluted net loss per share.

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS:

        In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have material impact on the Company's operating results or financial condition.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. In general, the provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the Company's operating results or financial condition.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early applications encouraged. The Company believes that the adoption of SFAS No. 146 will not have a material impact on the Company's consolidated operating results or financial condition.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled "Factors Affecting Future Operating Results". Readers are also encouraged to refer to our Annual Report on Form 10-K for the period ended April 26, 2002 for a further discussion of our business and its risks and opportunities.

SUMMARY

        Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market the Neuro Cybernetic Prosthesis, or VNS Therapy System, an implantable medical device for the treatment of epilepsy and other debilitating neurological psychiatric diseases and other disorders.

        Our mission is to improve the lives of people whose lives have been touched by epilepsy, depression and other neurological disorders that may prove to be treatable with our patented therapy, Vagus Nerve Stimulation (VNS).

        Our overall objectives are to maintain sustained sales growth in excess of neuromodulation market sales growth, improve bottom line financial performance to achieve sustainable quarterly profitability no later than the fourth quarter of fiscal 2003 and develop other indications for vagus nerve stimulation covered by our method patents.

        Our strategies to achieve our objectives are to:

        o Improve sales force execution of our proprietary mission flow chart and patient pull through sales model by measuring and managing sales processes at each step in the sales process and implementing new marketing systems to improve patient conversion rates and cycle times to implant,

        o Expand market awareness of VNS(TM) Therapy by creating physician and patient demand through new promotional and educational initiatives, geared to targeted physicians and patients,

        o Implement end-of-service initiatives to satisfy physician and patient demand and drive revenue growth,

        o Develop and introduce next-generation products that will provide improved product functionality, command higher prices and drive higher gross profit margin,

        o Demonstrate the clinical and statistical significance and causal relationship of VNS Therapy in depression from long-term data in existing studies and

        o Expand the VNS Therapy indication for use and labeling to include depression and other indications in the United States through a well defined pre-market approval supplement (PMA-S) process.

        We have been conducting clinical studies to determine the effectiveness of VNS Therapy in chronic depression, anxiety, Alzheimer's Disease and other neurological disorders supported by our proprietary method patent portfolio. In January 2002, the acute results of the pivotal clinical study (D-02) on VNS Therapy for the treatment of chronic depression were completed and unblinded. The D-02 acute results did not show a statistically significant difference in response rates between the treatment and placebo non-treatment groups. We are planning to amend the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy based upon the D-02 study long-term results. The collection and analysis of that long-term data will result in delays in the completion of clinical studies and U.S. regulatory submissions and a higher degree of uncertainty surrounding the probability and possible timing of U.S. regulatory approvals and commercial launch of VNS Therapy for chronic depression. Furthermore, in February 2002, we suspended new enrollments in all other new indications studies in order to allow us to focus our limited clinical and financial resources towards the determination of effectiveness of VNS Therapy in chronic depression. The suspension of patient enrollments in all new indication studies results in a higher degree of uncertainty surrounding the probability and timing of these other clinical study activities.

        For the period from inception through July 26, 2002, we incurred a cumulative net deficit of approximately $133.4 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, system infrastructure development and manufacturing start-up. We expect to devote additional financial resources for clinical studies in the development of depression and new indications for the VNS Therapy System. The clinical studies for depression and other indications are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2005, if at all. As a result, we will continue to experience substantial operating losses at levels that may exceed the levels experienced in recent periods. Furthermore, the timing and nature of these expenditures are contingent upon several factors including some outside of our control and may exceed the current expectations of securities analysts and investors. We do not expect to be profitable on an annual basis before fiscal 2004, if at all.

CRITICAL ACCOUNTING POLICIES

        The Company considers the following accounting policies as the most critical because, in management's view, they are most important to the portrayal of the Company's financial condition and results and most demanding in their calls on judgment.

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

        Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized for financial reporting purposes. The Company computes depreciation using the straight-line method over useful lives ranging from three to nine years. An unanticipated change in the utilization or expected useful life of property and equipment would result in an acceleration in the timing of the expenses.

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

RESULTS OF OPERATIONS

        Net Sales. Net sales for the three months ended July 26, 2002 were $23,056,000 reflecting an increase of $8,441,000 or 57.8% over the $14,615,000 for the same period last year. First quarter net sales included $21,393,000 from the U.S. market and $1,663,000 from international markets. U.S. net sales for the first quarter increased by $8,143,000, or 61.5% over the $13,250,000 for the same period last year. International net sales increased by $298,000 or 21.8% over the $1,365,000 for the same period last year. The increase in net sales in the U.S. for the three months ended July 26, 2002 is primarily due to higher volume driven by patient demand and increases in average selling prices resulting primarily from new product introductions. In June 2002, we launched the Model 102 VNS Therapy System, which is priced at approximately $14,500, representing an 18% price increase over the Model 101 System. Customer acceptance of the new product introduction was very strong and sales of the Model 102 VNS Therapy System represented over 40% of sales in the U.S. market in the first quarter of fiscal 2003. The increase in international net sales for the three months ended July 26, 2002 is due to an increase in unit volume and a stronger Euro Dollar as compared to the U.S. Dollar. We expect to achieve annual sales growth of 45% for the remainder of fiscal 2003.

        Gross Profit. Gross profit for the three months ended July 26, 2002 was $19,106,000 or 82.9% of net sales compared to $11,506,000 or 78.7% for the same period last year. The increase of 420 basis points in gross profit margin for the three months ended July 26, 2002 is due to higher average selling prices, product mix, and improvements in manufacturing efficiencies resulting in a reduction of product cost per unit. We anticipate gross profit margin will continue to improve over the remainder of fiscal year 2003, achieving 83.3% for fiscal 2003, assuming we achieve our sales and production objectives.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended July 26, 2002 totaled $18,356,000 or 79.6% of net sales compared to $12,548,000 or 85.9% of net sales for the same period last year. The increase in sales, general and administrative expenses for the three months ended July 26, 2002 is primarily due to additional expenses incurred by the Epilepsy sales force associated with the expansion of the sales force from approximately 78 people at July 27, 2001 to approximately 156 people at July 26, 2002. We expect selling, general and administrative expenses to be less than 72% of sales for the fiscal year 2003, although quarterly results will vary.

        Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the quarter ended July 26, 2002 totaled $4,796,000 or 20.8% of net sales, compared to $6,128,000 or 41.9% of net sales for the same period last year. The decrease in research and development expenses is primarily due to reduced clinical programs activities to determine the effectiveness of VNS Therapy in new indications, including chronic depression, anxiety, Alzheimer's Disease and other indications covered by our proprietary patent portfolio. We expect research and development expenses to be approximately 20% of sales for fiscal 2003, although quarterly results will vary.

        Interest Income. Interest income for the three months ended July 26, 2002 was $130,000 compared to $537,000 for the same period last year. The decrease in interest income for the three months ended July 26, 2002 is due to a decrease in average investment balances, and lower interest rates.

        Interest Expense. Interest expense for the three months ended July 26, 2002 was $98,000 compared to $17,000 for the same period last year. The increase in interest expense for the three months ended July 26, 2002 is primarily due to interest incurred as a result of borrowings under the line of credit facility entered into in September 2001.

        Other Income, Net. Other income, net for the three months ended July 26, 2002 was $339,000 compared to $12,000 for the same period last year. Other income, net for the three months ended July 26, 2002 is primarily due to transaction gains (losses) associated with a weaker U.S. dollar currency exchange.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations primarily through public and private placements of our securities. On June 30, 2000, we entered into capital leases for the acquisition of manufacturing equipment which is and used in the production of the VNS Therapy System. The capital leases bear interest of 6.56% and extend through April 2005. In February 2001, we raised approximately $42.4 million from the sale of Common Stock in a private offering. In September 2001, we established a revolving credit facility for $10,000,000 with a term of three years. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable in the amount of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash) equal to or greater than $5,000,000 and limit annual capital expenditures to $4,000,000. An unused line of credit fee is payable at the rate of 0.5%. As of July 26, 2002, we had $10,000,000 in borrowings outstanding under the credit facility.

        During the three months ended July 26, 2002, net cash used in operating activities was approximately $6,827,000. Accounts receivable increased $2,160,000 to $12,491,000 at July 26, 2002 from $10,331,000 at April 26, 2002.
Inventories increased $893,000 to $5,421,000 at July 26, 2002 from $4,528,000 at
April 26, 2002. Accounts payable and accrued liabilities decreased $1,899,000 to $18,911,000 at July 26, 2002 from $20,810,000 at April 26, 2002. During the three months ended July 26, 2002, we used approximately $1,549,000 in the purchase of property and equipment. During the same period we received approximately $618,000 in proceeds from the exercise of stock options. The chart below reflects our current obligations at July 26, 2002 under our material contractual obligations.

                                                        CAPITAL LEASE                       TOTAL CONTRACTUAL
                                      LINE OF CREDIT     OBLIGATIONS     OPERATING LEASES      OBLIGATIONS
                                      --------------    -------------    ----------------   -----------------

CONTRACTUAL OBLIGATIONS:

Less Than One Year ...............     $  10,000,000     $     125,806     $   1,812,078     $  11,937,884

1-3 Years ........................                --           240,972         4,126,217         4,367,189

4-5 Years ........................                --                --         4,017,575         4,017,575

Over Five Years ..................                --                --         1,341,196         1,341,196
                                       -------------     -------------     -------------     -------------

Total Contractual Obligations ....     $  10,000,000     $     366,778     $  11,297,066     $  21,663,844
                                       =============     =============     =============     =============

        Capital leases are for manufacturing equipment used in the production of the VNS Therapy System. The capital leases bear interest at 6.56% and extend through April 2005. Our liquidity will continue to be reduced as funds are expended to support continuing clinical trials and related regulatory activities, epilepsy sales growth, and product and process development. We are a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $5.7 million as of July 26, 2002. Our current projections indicate that we have sufficient funds and cash flow resources to maintain minimum cash and cash equivalents balances in excess of $20 million throughout fiscal 2003 and fund anticipated business activities through fiscal year 2004, without additional financing. Our cash flow could, however, be adversely effected by the "Factors Affecting Future Operating Results" discussed below. We would consider reasonably priced additional financing which would provide funding for new indications development and unplanned or expanded clinical studies. Financing through debt or equity instruments may be available, although the availability of such financing will depend upon a number of important factors, including the strength of the United States capital markets and economy, the health care and medical device segments in particular and the status of our business activities, including epilepsy sales growth and clinical and regulatory activities.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        See Note 8 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        In addition to the factors described above in this section the following additional factors could affect our future results.

        Our common stock price constantly changes. A public market for our common stock has existed since 1993. Our common stock is traded on the Nasdaq National Market under their ticker symbol "CYBX." The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, since April 26, 2002, our stock has traded from a high of $16.40 to a low of $9.26 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

        o       quarterly variations in our operating results;

        o results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, Alzheimer's Disease (AD), anxiety and obesity disorders;

        o announcements of significant contracts, acquisitions, or capital commitments;

        o       changes in financial estimates by securities analysts;

        o       changes in market valuations of medical device companies;

        o       additions or departures of key personnel;

        o       sales of common stock; and

        o       changes in the general conditions of the economy.

        In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.

        We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy System in the U.S. for at least the next two fiscal years, if at all. Although sales of the VNS Therapy System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, AD applications and obesity. Our inability to commercialize successfully the VNS Therapy System for depression, obesity and other indications may harm our business.

        We may not be able to continue to expand market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been used in approximately 16,000 patients through June 25, 2002, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the VNS Therapy System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain market acceptance would severely harm our business, financial condition and results of operations.

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

        Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons including the extent to which the VNS Therapy System gains market acceptance, the timing of obtaining marketing approvals for the VNS Therapy System for other indications, the timing of any approvals for reimbursement by third-party payers, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts, our ability to retain qualified sales personnel and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

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

        We may be unable to maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private health care insurers, managed care plans, the U.S. government's Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services we have in the U.S. or internationally. The Center for Medicare & Medicaid Services (CMS) has issued a new proposed rule for outpatient prospective payment system for the calendar year 2003. If the proposed policy is approved as it is, this could harm our business. Patient confidentiality and regulations such as the Health Insurance Portability and Accountability Act of 1996 (HIPPA), may limit our ability to secure third party payment for our patients. If we fail to maintain favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System which could reduce our sales and severely harm our business.

        We may not be successful in our marketing and sales efforts, which could severely harm our business. We cannot assure you that our marketing and sales efforts will succeed in promoting the VNS Therapy System to patients, health care providers or third-party payers on a broad basis. In addition, due to limited market awareness of the VNS Therapy System, we believe that continuing to expand our sales could be a lengthy and costly process requiring us to continue to educate patients, health care providers and third-party payers regarding the clinical benefits and cost-effectiveness of the VNS Therapy System. In certain international territories, we rely, and intend to continue to rely, upon independent distributors. We may not be able to recruit and retain skilled marketing and sales personnel or foreign distributors to support our marketing and sales efforts. Our failure to successfully market and sell the VNS Therapy System or to retain our sales force would severely impair our sales and our business.

        If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System if or, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

        Our products may be found to have defects and result in product recalls. The VNS Therapy System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System which may increase risk to the patient. Any product recall could severely harm our business, financial condition and results of operations.

        We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements, and for vagus nerve stimulation therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming and we cannot assure you that patents will issue from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology, or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.

        We may have to engage in litigation to protect our proprietary rights, or defend against infringement claims by third parties, causing us to suffer significant expenses or prevent us from selling our products. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business.

        Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business, financial condition or results of operations.

        If we fail to effectively manage our growth, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the VNS Therapy System in the U.S., we have begun and intend to continue to significantly expand the scope of our operations, in particular in manufacturing and in marketing and sales. Such activities have placed, and may continue to place, a significant strain on our resources and operations. Our ability to effectively manage such growth will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business would suffer.

        We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the VNS Therapy System entails the risk of product liability claims. Our product liability coverage may not be adequate to cover any of these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

        If we do not continue to comply with changing government regulations, we could lose our ability to market and sell our product. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous regulation in the U.S. by federal agencies, primarily FDA, and by comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the VNS Therapy System and for modified or future-generation products. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements.

        Our international operations are subject to risks not generally associated with commercialization efforts in the U.S. We may not be successful in increasing our international market sales or in obtaining reimbursement or any regulatory approvals required in foreign countries. The anticipated international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where the VNS Therapy System is sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and new laws or regulations may impair our ability to market and sell our products in those jurisdictions.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in commercial paper, our line of credit and our fixed rate long-term debt. We do not hedge interest rate exposure or invest in derivative securities. We are exposed to market risk from changes in foreign currency exchange rates. Our wholly-owned foreign subsidiary is consolidated into our financial results. Our reported revenues, expenses and cash flows from this subsidiary are exposed to changing exchange rates. To date there have not been material fluctuations in foreign currency exchange rates. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

                           PART II - OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                        10.1 First Amendment to Cyberonics, Inc. Amended and Restated 1997 Stock Plan.

                        99.1 Certification of Chief Executive Officer of Cyberonics, Inc. pursuant to 18 U.S.C. Section 1350.

                        99.2 Certification of Chief Financial Officer of Cyberonics, Inc. pursuant to 18 U.S.C. Section 1350.

                (b)     Reports on Form 8-K

                        None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CYBERONICS, INC. Registrant

                                  BY: /s/ PAMELA B. WESTBROOK
                                      -----------------------------------------
                                      Pamela B. Westbrook
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer (principal
                                      financial and accounting officer)
Dated: September 6, 2002

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                               OF CYBERONICS, INC.


        I, Robert P. Cummins, Chief Executive Officer of Cyberonics, Inc. (the "Company"), hereby certify that:

        (i) I have reviewed this quarterly report on Form 10-Q of Cyberonics, Inc.;

        (ii) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (iii) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cyberonics as of, and for, the periods presented in this quarterly report.


                                                    /s/ ROBERT P. CUMMINS
                                                    ---------------------------
                                                    Name: Robert P. Cummins
                                                    Date: September 6, 2002


        EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                               OF CYBERONICS, INC.


        I, Pamela B. Westbrook, Chief Financial Officer of Cyberonics, Inc., hereby certify that:

        (i) I have reviewed this quarterly report on Form 10-Q of Cyberonics, Inc.;

        (ii) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (iii) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cyberonics as of, and for, the periods presented in this quarterly report.



                                                    /s/ PAMELA B. WESTBROOK
                                                    ---------------------------
                                                    Name: Pamela B. Westbrook
                                                    Date: September 6, 2002


        EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                                INDEX TO EXHIBITS


             Exhibits

                10.1 First Amendment to Cyberonics, Inc. Amended and Restated 1997 Stock Plan.

                99.1 Certification of Chief Executive Officer of Cyberonics, Inc. pursuant to 18 U.S.C. Section 1350.

                99.2 Certification of Chief Financial Officer of Cyberonics, Inc. pursuant to 18 U.S.C. Section 1350.