Form 10-Q
period 2002-10-25
CYBERONICS INC
filed 2002-12-03
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended October 25, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                              OUTSTANDING AT  NOVEMBER 20, 2002
Common Stock - $0.01 par value                          22,035,606

                                CYBERONICS, INC.

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
    PART I.   FINANCIAL INFORMATION

     Item 1   Financial Statements:
              Consolidated Balance Sheets October 25, 2002 (Unaudited)
                 and April 26, 2002 .............................................................        3
              Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
                 Three months and six months ended October 25, 2002 and October 26, 2001.........        4
              Consolidated Statements of Cash Flows (Unaudited)
                 Six months ended October 25, 2002 and October 26, 2001..........................        5
              Notes to Consolidated Financial Statements (Unaudited).............................        6
     Item 2   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..........................................................        9
     Item 3   Quantitative and Qualitative Disclosures About Market Risk.........................       18
     Item 4   Controls and Procedures ...........................................................       18

     PART II. OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K...................................................       18

                         PART I - FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     OCTOBER 25, 2002     APRIL 26, 2002
                                                                                     ----------------     --------------
                                                                                       (Unaudited)
                                      ASSETS
Current Assets:
    Cash and cash equivalents ....................................................     $  38,592,872      $  38,195,962
    Accounts receivable, net .....................................................        11,594,520         10,330,821
    Inventories ..................................................................         5,771,856          4,528,378
    Prepaid expenses .............................................................           421,547          1,296,685
                                                                                       -------------      -------------
         Total Current Assets ....................................................        56,380,795         54,351,846
Property and equipment, net ......................................................        10,389,462          9,799,829
Other assets, net ................................................................           161,477            171,201
                                                                                       -------------      -------------
                                                                                       $  66,931,734      $  64,322,876
                                                                                       =============      =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .............................................................     $   8,276,893      $   5,633,565
    Line of credit ...............................................................         7,000,000          6,500,000
    Accrued liabilities ..........................................................        14,265,735         15,176,764
    Current portion of long-term debt ............................................           127,880            123,765
                                                                                       -------------      -------------
         Total Current Liabilities ...............................................        29,670,508         27,434,094
Long-term debt ...................................................................           208,213            274,969
                                                                                       -------------      -------------
         Total Liabilities .......................................................        29,878,721         27,709,063

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000 shares authorized;
         no shares issued and outstanding ........................................                --                 --
    Common stock, $.01 par value per share; 50,000,000 shares
         authorized; 21,976,668 and 21,751,261 shares issued and
         outstanding at October 25, 2002 and April 26, 2002, respectively ........           219,767            217,513
    Additional paid-in capital ...................................................       170,778,457        167,855,437
    Deferred compensation ........................................................        (1,260,000)        (1,496,250)
    Accumulated other comprehensive loss .........................................          (264,362)          (212,739)
    Accumulated deficit ..........................................................      (132,420,849)      (129,750,148)
                                                                                       -------------      -------------
         Total Stockholders' Equity ..............................................        37,053,013         36,613,813
                                                                                       -------------      -------------
                                                                                       $  66,931,734      $  64,322,876
                                                                                       =============      =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                   ------------------------------------    ------------------------------------
                                                   OCTOBER 25, 2002    OCTOBER 26, 2001    OCTOBER 25, 2002    OCTOBER 26, 2001
                                                   ----------------    ----------------    ----------------    ----------------
Net sales ......................................    $    26,072,385     $    16,882,244     $    49,127,978     $    31,497,168
Cost of sales ..................................          3,817,536           3,452,267           7,767,573           6,560,726
                                                    ---------------     ---------------     ---------------     ---------------
     Gross Profit ..............................         22,254,849          13,429,977          41,360,405          24,936,442
                                                    ---------------     ---------------     ---------------     ---------------
Operating expenses:
   Selling, general and administrative .........         16,568,811          14,551,225          34,924,356          27,099,555
   Research & development ......................          4,594,622           6,035,007           9,390,560          12,162,595
                                                    ---------------     ---------------     ---------------     ---------------
     Total Operating Expenses ..................         21,163,433          20,586,232          44,314,916          39,262,150
                                                    ---------------     ---------------     ---------------     ---------------
     Earnings (Loss) From Operations ...........          1,091,416          (7,156,255)         (2,954,511)        (14,325,708)
Interest income ................................            120,644             341,296             250,592             878,324
Interest expense ...............................           (122,576)            (53,665)           (220,428)            (70,324)
Other income (expense), net ....................            (85,378)             38,877             253,646              51,211
                                                    ---------------     ---------------     ---------------     ---------------
Net earnings (loss) ............................    $     1,004,106     $    (6,829,747)    $    (2,670,701)    $   (13,466,497)
                                                    ===============     ===============     ===============     ===============

Basic earnings (loss) per share ................    $          0.05     $         (0.32)    $         (0.12)    $         (0.62)
Diluted earnings (loss) per share ..............    $          0.04     $         (0.32)    $         (0.12)    $         (0.62)
                                                    ===============     ===============     ===============     ===============

Shares used in computing basic earnings per
  share ........................................         21,898,881          21,622,189          21,840,377          21,604,735
Shares used in computing diluted earnings per
  share ........................................         23,518,576          21,622,189          21,840,377          21,604,735

Comprehensive income (loss):
  Net earnings (loss) ..........................    $     1,004,106     $    (6,829,747)    $    (2,670,701)    $   (13,466,497)
  Foreign currency translation adjustment ......             33,987              (8,212)            (51,623)            (75,551)
                                                    ---------------     ---------------     ---------------     ---------------
  Comprehensive income (loss) ..................    $     1,038,093     $    (6,837,959)    $    (2,722,324)    $   (13,542,048)
                                                    ===============     ===============     ===============     ===============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE SIX MONTHS ENDED
                                                                         -------------------------------------
                                                                         OCTOBER 25, 2002     OCTOBER 26, 2001
                                                                         ----------------     ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss .........................................................     $    (2,670,701)     $   (13,466,497)
  Non-cash items included in net loss:
    Depreciation ...................................................           2,295,037            1,791,426
    Gain on disposal of assets .....................................                  --               (5,474)
    Amortization of deferred compensation and
      expense related to stock options .............................             236,250              257,350
  Changes in operating assets and liabilities:
    Accounts receivable, net .......................................          (1,263,699)          (2,566,262)
    Inventories ....................................................          (1,243,478)              30,372
    Prepaid expenses ...............................................             875,138              180,406
    Other assets, net ..............................................               9,724              (89,719)
    Accounts payable and accrued liabilities .......................           1,732,299             (702,250)
                                                                         ---------------      ---------------
       Net cash used in operating activities .......................             (29,430)         (14,570,648)
                                                                         ---------------      ---------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .............................          (2,884,670)          (1,805,168)
   Maturities of marketable securities .............................                  --            1,663,042
                                                                         ---------------      ---------------
       Net cash used in investing activities .......................          (2,884,670)            (142,126)
                                                                         ---------------      ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from line of credit, net ................................             500,000            6,000,000
  Proceeds from issuance of common stock ...........................           2,925,274            1,005,600
  Payments on long-term debt .......................................             (62,641)             (57,016)
                                                                         ---------------      ---------------
       Net cash provided by financing activities ...................           3,362,633            6,948,584
                                                                         ---------------      ---------------

Effect of exchange rate changes on cash and cash equivalents .......             (51,623)             (75,551)
                                                                         ---------------      ---------------
       Net increase (decrease) in cash and cash equivalents ........             396,910           (7,839,741)
Cash and cash equivalents at beginning of period ...................          38,195,962           55,459,183
                                                                         ---------------      ---------------
Cash and cash equivalents at end of period .........................     $    38,592,872      $    47,619,442
                                                                         ===============      ===============

Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest ......................................     $       193,572      $        42,516


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 25, 2002

NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 25, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2003. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 26, 2002.

NOTE 2 -- INVENTORIES:

         Inventories consist of the following:

                                             OCTOBER 25, 2002      APRIL 26, 2002
                                             ----------------     ----------------
                                               (Unaudited)

Raw materials and components ...........     $      2,029,905     $      1,815,290
Work-in-process ........................            1,817,368            1,543,095
Finished goods .........................            1,924,583            1,169,993
                                             ----------------     ----------------
                                             $      5,771,856     $      4,528,378
                                             ================     ================

NOTE 3 -- LINE OF CREDIT:

         In September 2001, the Company established a revolving credit facility for $10,000,000 which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable at the designated bank rate of 4.75% as of October 25, 2002, plus 1.5% totaling 6.25% on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the terms of the revolving credit facility the Company agreed to maintain liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $5,000,000 and limit annual capital expenditures to $4,000,000. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. As of October 25, 2002, the Company had $7,000,000 in borrowings outstanding under the credit facility.

NOTE 4 -- ACCRUED LIABILITIES:

         Accrued liabilities are as follows:

                                             OCTOBER 25, 2002      APRIL 26, 2002
                                             ----------------     ----------------
                                               (Unaudited)

Clinical costs .........................     $      5,470,172     $      5,927,907
Payroll and other compensation .........            5,346,518            6,301,804
Royalties ..............................            1,133,253              797,411
Accrued  taxes .........................              520,762              394,872
Warranties .............................              473,444              407,148
Professional services ..................              435,196              250,045
Business insurance .....................              306,280              325,267
Other ..................................              580,110              772,310
                                             ----------------     ----------------
                                             $     14,265,735     $     15,176,764
                                             ================     ================

NOTE 5 -- STOCKHOLDERS' EQUITY:

         Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five year vesting period of the options. Approximately $236,000 of compensation expense has been recognized for the vested portion of this option grant during the six months ended October 25, 2002 and October 26, 2001.

         Stock Incentive and Purchase Plans. As of October 25, 2002, the Company has an aggregate reserve of 12,350,000 shares, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan and 1998 Stock Option Plan (collectively "the Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the six months ended October 25, 2002, the Company has granted approximately 951,500 options at a weighted average exercise price of approximately $14.04, which were issued at market rate at the date of grant. Stock options to purchase approximately 7.3 million shares at a weighted average exercise price of $13.52 per share were outstanding as of October 25, 2002.

NOTE 6 -- EARNINGS PER SHARE:

         SFAS No.128, "Earnings Per Share" requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the Company.

The following table sets forth the computation and basic and diluted net earnings (loss) per share of common stock:

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         -----------------------------      ------------------------------
                                                          OCTOBER 25,      OCTOBER 26,       OCTOBER 25,       OCTOBER 26,
                                                             2002             2001              2002              2001
                                                         ------------     ------------      ------------      ------------
Numerator:
Net earnings (loss) ................................     $  1,004,106     $ (6,829,747)     $ (2,670,701)     $(13,466,497)
Denominator:
Basic weighted average shares outstanding ..........       21,898,881       21,622,189        21,840,377        21,604,735
Effect of dilutive stock options ...................        1,619,695               --                --                --
                                                         ------------     ------------      ------------      ------------
Diluted weighted average shares outstanding ........       23,518,576       21,622,189        21,840,377        21,604,735
                                                         ------------     ------------      ------------      ------------
Basic earnings (loss) per share ....................     $       0.05     $      (0.32)     $      (0.12)     $      (0.62)
Diluted earnings (loss) per share ..................     $       0.04     $      (0.32)     $      (0.12)     $      (0.62)
                                                         ============     ============      ============      ============

         Excluded from the computation of diluted earnings per share are options to purchase 1,446,139 shares of common stock which were outstanding during the three months ended October 25, 2002. These options were outstanding during the applicable period, but were excluded because the option exercise price was greater than the average market price of the common shares. For the purpose of computing diluted loss per share for the three months ended October 26, 2001 and the six months ended October 25, 2002 and October 26, 2001, no exercise of options was assumed since the result would have been antidilutive. Options to purchase a total of 7,261,153 and 6,090,587 shares of common stock were outstanding on October 25, 2002 and October 26, 2001, respectively.

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS:

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

SUMMARY

         Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market the Neuro Cybernetic Prosthesis, or VNS Therapy System, an implantable medical device for the treatment of epilepsy and other debilitating neurologic psychiatric diseases and disorders.

         Our mission is to improve the lives of people whose lives have been touched by epilepsy, depression and other neurological disorders that may prove to be treatable with our patented therapy, Vagus Nerve Stimulation (VNS).

           Our overall objectives are predictable and profitable growth and the development of other indications for VNS Therapy covered by our method patent portfolio.

         Our strategies to achieve our objectives are to:

         o Improve sales force execution of our proprietary mission flow chart and patient pull through sales model by measuring and managing sales processes at each step in the sales process and implementing new marketing systems to improve patient conversion rates and cycle times to implant,

         o Expand market awareness of VNS (TM) Therapy by creating physician and patient demand through new promotional and educational initiatives, geared to targeted physicians and patients,

         o Implement end-of-service initiatives to satisfy physician and patient demand for replacement of generators whose batteries have reached end of service,

         o Develop and introduce next-generation products that will provide improved product functionality, command higher prices and drive higher gross profit margin,

         o Demonstrate the clinical and statistical significance and causal relationship of VNS Therapy in depression from long-term data in existing studies and

         o Expand the VNS Therapy indication for use and labeling to include depression and other indications in the United States of America through a well defined pre-market approval supplement (PMA-S) process.

         We have been conducting clinical studies to determine the effectiveness of VNS Therapy in chronic depression, anxiety, Alzheimer's Disease (AD) and other neurological disorders covered by our method patent portfolio. In January 2002, the acute results of the pivotal clinical study (D-02) on VNS Therapy for the treatment of chronic depression were completed and unblinded. The D-02 acute results did not show a statistically significant difference in response rates between the treatment and placebo non-treatment groups. We have amended the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy based upon the D-02 study long-term results. The revised analysis plan is designed to determine the statistical significance of the D-02 study patients' one-year outcomes through a repeated measures linear regression analysis and to determine clinical significance through an analysis of sustained response at one year of treatment. The analysis plan also calls for a comparison of the D-02 study patients' one-year outcomes with the one-year outcomes of patients in a companion study, referred to as D-04, treated with standard medical management at 12 of the 21 D-02 study sites. We expect to complete the D-02 one year follow-up and release the results with a revised U.S. regulatory plan by the end of fiscal 2003. In recent communications following FDA's review of the revised analysis plan, FDA recognized the need for new treatments for pharmaco-resistant depression, reconfirmed VNS Therapy's Expedited Review Status and reiterated that until FDA has reviewed the one-year data they believe another randomized, control study will be required

         In February 2002, we suspended new enrollments in all other new indications studies in order to allow us to focus our limited clinical and financial resources towards the determination of effectiveness of VNS Therapy in chronic depression. We continue to collect long-term data in the anxiety, AD and chronic headache pilot studies. New indication study activities are investigational. We cannot assure you that test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any new indications.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the three months ended October 25, 2002 were $26,072,000, increasing by $9,190,000 or reflecting an increase of 54.4% over the $16,882,000 for the same period last year. Second quarter net sales included $24,376,000 from the U.S. market and $1,696,000 from international markets. U.S. net sales for the second quarter increased by $9,196,000, or 60.6% over the $15,180,000 for the same period last year. International net sales decreased by $6,000 or 0.3% below the $1,702,000 for the same period last year. The increase in net sales in the U.S. for the three months ended October 25, 2002 is primarily due to higher volume driven by patient demand and increases in average selling prices resulting primarily from new product introductions. In June 2002, we launched the Model 102 VNS Therapy System, which is priced at approximately $14,500, representing an 18% price increase over the Model 101 System. Customer acceptance was very strong and sales of the Model 102 VNS Therapy System have represented greater than 70% of sales in the U.S. market since launch. The decrease in international net sales for the three months ended October 25, 2002 is due to a decrease in unit volume offset by a higher average selling price and a stronger Euro Dollar as compared to the U.S. Dollar.

         Net sales for the six months ended October 25, 2002 were $49,128,000 reflecting an increase of $17,631,000 or 56.0% over the $31,497,000 for the same period last year. Year-to-date net sales included $45,769,000 from the U.S. market and $3,359,000 from international markets. For the year-to-date, U.S. net sales increased by $17,339,000 or 61.0% over the $28,430,000 for the same period last year. International sales increased by $292,000 or 9.5% over the $3,067,000 for the same period last year. The increase in sales in the U.S. for the six months ended October 25, 2002 was primarily driven by higher volume and higher average selling price due to product mix and new product introductions. The increase in international sales was due primarily to a higher average selling price and a stronger Euro Dollar as compared to the U.S. Dollar. We anticipate to achieve annual sales growth world wide of approximately 45% for the remainder of fiscal 2003.

         Gross Profit. Gross profit for the three months ended October 25, 2002 was $22,255,000 or 85.4% of net sales compared to $13,430,000 or 79.6% for the same period last year. The increase of 581 basis points in gross profit margin for the three months ended October 25, 2002 is due to higher average selling prices, product mix and improvements in manufacturing efficiencies resulting in a reduction of product cost per unit.

         Gross profit for the six months ended October 25, 2002 was $41,360,000 or 84.2% of net sales compared to $24,936,000 or 79.2% for the same period last year. The increase of 502 basis points is due to higher average selling prices, product mix and improvements in manufacturing efficiencies resulting in reductions of product cost per unit. We anticipate gross profit margin will continue to improve over the remainder of fiscal year 2003, achieving 84.5% for fiscal 2003, assuming we achieve our sales and production objectives.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended October 25, 2002 totaled $16,569,000 or 63.6% of net sales compared to $14,551,000 or 86.2% of net sales for the same period last year. The increase in selling, general and administrative expenses for the three months ended October 25, 2002 is primarily due to additional expenses associated with the expansion of the sales and marketing teams from approximately 92 people at October 26, 2001 to approximately 161 people at October 25, 2002.

         Selling, general and administration expenses for the six months ended October 25, 2002 totaled $34,924,000 or 71.1% of net sales compared to $27,100,000 or 86.0% of net sales for the same period last year. The increase in selling, general and administrative expenses for the six months ended October 25, 2002 is primarily due to additional expenses associated with the expansion of the sales organization to support sales growth in the U.S. market. We anticipate selling, general and administrative expenses to be less than 72% of sales for the fiscal year 2003, although quarterly results will vary.


         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the quarter ended October 25, 2002 totaled $4,595,000 or 17.6% of net sales, compared to $6,035,000 or 35.8% of net sales for the same period last year. The decrease in research and development expenses is primarily due to reduced clinical programs activities to determine the effectiveness of VNS Therapy in new indications, including chronic depression, anxiety, AD and other indications covered by our proprietary patent portfolio.

         Research and development expenses for the six months ended October 25, 2002 totaled $9,391,000 or 19.1% of net sales compared to $12,163,000 or 38.6%
of net sales for the same period last year. The decrease in research and development expenses is primarily due to reduced activities in clinical programs to determine the effectiveness of VNS Therapy in new indications, including chronic depression, anxiety, AD and other indications covered by our proprietary patent protected portfolio. We anticipate research and development expenses to be approximately 20% of sales for fiscal 2003, although quarterly results will vary.

         Interest Income. Interest income for the three months ended October 25, 2002 was $121,000 compared to $341,000 for the same period last year. The decrease in interest income for the three months ended October 25, 2002 is due to a decrease in average investment balances, and lower interest rates.

         Interest income for the six months ended October 25, 2002 was $251,000 compared to $878,000 for the same period last year. The decrease in interest income for the six months ended October 25, 2002 is due to a decrease in average investment balances and lower interest rates.

         Interest Expense. Interest expense for the three months ended October 25, 2002 was $123,000 compared to $54,000 for the same period last year. The increase in interest expense for the three months ended October 25, 2002 is primarily due to interest incurred as a result of increased borrowings under the line of credit facility entered into in September 2001.

         Interest expense for the six months ended October 25, 2002 was $220,000 compared to $70,000 for the same period last year. The increase in interest expense for the six months ended October 25, 2002 is primarily due to interest incurred as a result of increased borrowings under the line of credit facility entered into in September 2001.

         Other Income (Expense), Net. Other income (expense), net for the three months ended October 25, 2002 was ($85,000) compared to $39,000 for the same period last year. Other income (expense), net for the three months ended October 25, 2002 is primarily due to transaction gains (losses) associated with currency exchange.

           Other income, net for the six months ended October 25, 2002 was $254,000 compared to $51,000 for the same period last year. Other income, net is primarily due to currency exchange gains or losses.

         Income Taxes. Due to our operating loss history, to date we have established a valuation allowance to fully offset deferred tax assets, including those related to tax carry-forwards, resulting in no federal income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to changes in ownership could limit the utilization of the operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through public and private placements of our securities. In September 2001, we established a revolving credit facility for $10,000,000 with a term of three years. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable in the amount of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash) equal to or greater than $5,000,000 and limit annual capital expenditures to $4,000,000. An unused line of credit fee is payable at the rate of 0.5%. As of October 25, 2002, we had $7,000,000 in borrowings outstanding under the credit facility.

         During the six months ended October 25, 2002, net cash used in operating activities was approximately $29,000. Accounts receivable increased $1,264,000 to $11,595,000 at October 25, 2002 from $10,331,000 at April 26,
2002. Inventories increased $1,244,000 to $5,772,000 at October 25, 2002 from $4,528,000 at April 26, 2002. Accounts payable and accrued liabilities increased $1,733,000 to $22,543,000 at October 25, 2002 from $20,810,000 at April 26,
2002. During the six months ended October 25, 2002 we used approximately $2,885,000 in the purchase of property and equipment. During the same period we received approximately $2,925,000 in proceeds from the exercise of stock options. The chart below reflects our current obligations at October 25, 2002 under our material contractual obligations.

                                                           CAPITAL LEASE                                       TOTAL CONTRACTUAL
                                        LINE OF CREDIT      OBLIGATIONS    OPERATING LEASES      MEETINGS         OBLIGATIONS
                                        --------------     -------------   ----------------    -------------   -----------------
Contractual Obligations:
Less than one year .................     $   7,000,000     $     127,880     $   1,851,504     $      66,580     $   9,045,964
1-3 Years ..........................                --           208,213         4,279,868                --         4,488,081
4-5 Years ..........................                --                --         4,012,943                --         4,012,943
Over 5 Years .......................                --                --           840,325                --           840,325
                                         -------------     -------------     -------------     -------------     -------------
Total Contractual Obligations ......     $   7,000,000     $     336,093     $  10,984,640     $      66,580     $  18,387,313
                                         =============     =============     =============     =============     =============

         Capital leases are for manufacturing equipment used in the production of the VNS Therapy System. The capital leases bear interest at 6.56% and extend through April 2005. We are a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $5.5 million as of October 25, 2002. We expect cash flow from operations and existing credit and capital resources to provide sufficient funds to maintain minimum cash and cash equivalents balances in excess of $30 million throughout fiscal 2003 and fund anticipated business activities through fiscal year 2004, without additional financing. Our cash flow could, however, be adversely effected by the "Factors Affecting Future Operating Results" discussed below.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         See Note 7 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section, the following additional factors could affect our future results.

         Our common stock price constantly changes. A public market for our common stock has existed since

1993. Our common stock is traded on the Nasdaq National Market under the ticker symbol "CYBX." The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, from July 26, 2002 to October 25, 2002 our stock has traded from a high of $19.70 to a low of $12.20 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

         o        quarterly variations in our operating results;

         o results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, AD, anxiety and other disorders;

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

         We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy System in the U.S. for at least the next two fiscal years, if at all. Although sales of the VNS Therapy System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, AD and chronic headache. Our inability to commercialize successfully the VNS Therapy System for depression and other indications may harm our business.

         We may not be able to continue to expand market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been used in approximately 17,000 patients through October 25, 2002, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, safety, cost or reimbursement availability. We cannot assure you that the VNS Therapy System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain market acceptance would severely harm our business, financial condition and results of operations.

         We may not be successful in our efforts to develop VNS Therapy for the treatment of depression, AD, anxiety, or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for depression, AD, anxiety, and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we currently anticipate.

         Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons including the extent to which the VNS Therapy System gains market acceptance, the timing of obtaining marketing approvals for the VNS Therapy System for other indications, the timing of any approvals for, or changes in, reimbursement by third-party payers, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts, our ability to retain qualified sales personnel and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

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

         We may be unable to maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private health care insurers, managed care plans, the U.S. government's Medicare and State Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and related services in the U.S. or internationally. Patient confidentiality and regulations such as the Health Insurance Portability and Accountability Act of 1996 (HIPPA), may limit our ability to secure third party payment for our patients. If we fail to maintain favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System that could reduce our sales and severely harm our business.

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

         Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative device-based therapies for the treatment of epilepsy. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, Parkinsonian tremor, and Parkinson's Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business, financial condition or results of operations.

         If we fail to effectively manage our growth, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the VNS Therapy System in the U.S., we have experienced significant growth since 1997. Our ability to effectively continue to manage such growth will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business would suffer.

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

         ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Cyberonics' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                         CYBERONICS, INC. Registrant

                                         BY: /s/ PAMELA B. WESTBROOK
                                             -----------------------------------
                                             Pamela B. Westbrook
                                             Vice President, Finance and
                                             Administration, Secretary and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)
Dated:  December 3, 2002

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                               OF CYBERONICS, INC.


         I, Robert P. Cummins, Chief Executive Officer of Cyberonics, Inc., hereby certify that:

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

                  (iii) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  (iv) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           (a) designed such disclosure controls and procedures
                  to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           (b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report our
                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  (v) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

                  (vi) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002

                                            /s/ ROBERT P. CUMMINS
                                            ------------------------------------

                                            Name:   Robert P. Cummins
                                            Title:  Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer (Principal Executive
                                                    Officer)

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

                  (iii) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  (iv) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           (a) designed such disclosure controls and procedures
                  to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           (b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report our
                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  (v) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

                  (vi) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002

                                        /s/ PAMELA B. WESTBROOK
                                        ----------------------------------------

                                        Name:  Pamela B. Westbrook
                                        Title: Vice President, Finance
                                               and Administration, Secretary and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS


       Exhibits
         99.1  Certification of Chief Executive Officer of Cyberonics, Inc.
                  pursuant to 18 U.S.C. Section 1350.

         99.2  Certification of Chief Financial Officer of Cyberonics, Inc.
                  pursuant to 18 U.S.C. Section 1350.