Form 10-Q
period 2003-01-24
CYBERONICS INC
filed 2003-03-07
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 24, 2003 or

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


       Registrant's telephone number, including area code: (281) 228-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                           OUTSTANDING AT FEBRUARY 27, 2003
Common Stock - $0.01 par value                            22,308,051

                                CYBERONICS, INC.

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
        PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements:
          Consolidated Balance Sheets
            January 24, 2003 (Unaudited) and April 26, 2002 .............................................    3
          Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
            Three months and nine months ended January 24, 2003 and January 25, 2002 ....................    4
          Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended January 24, 2003 and January 25, 2002 .....................................    5
          Notes to Consolidated Financial Statements (Unaudited) ........................................    6
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    8
Item 3  Quantitative and Qualitative Disclosures About Market Risk ......................................   18
Item 4  Controls and Procedures .........................................................................   18

        PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K ................................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   JANUARY 24, 2003     APRIL 26, 2002
                                                                   ----------------     --------------
                                                                     (Unaudited)
                           ASSETS
Current Assets:
    Cash and cash equivalents ..................................     $  39,562,600      $  38,195,962
    Accounts receivable, net ...................................        12,615,557         10,330,821
    Inventories ................................................         5,900,440          4,528,378
    Prepaid expenses ...........................................         1,615,389          1,296,685
                                                                     -------------      -------------
         Total Current Assets ..................................        59,693,986         54,351,846
Property and equipment, net ....................................         9,975,687          9,799,829
Other assets, net ..............................................           225,917            171,201
                                                                     -------------      -------------
                                                                     $  69,895,590      $  64,322,876
                                                                     =============      =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ...........................................     $   6,547,489      $   5,633,565
    Line of credit .............................................         7,000,000          6,500,000
    Accrued liabilities ........................................        13,018,982         15,176,764
    Current portion of long-term debt ..........................           129,989            123,765
                                                                     -------------      -------------
         Total Current Liabilities .............................        26,696,460         27,434,094
Long-term debt .................................................           174,914            274,969
                                                                     -------------      -------------
         Total Liabilities .....................................        26,871,374         27,709,063

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000
         shares authorized; no shares issued and outstanding ...                --                 --
    Common stock, $.01 par value per share; 50,000,000 shares
         authorized; 22,243,977 and 21,751,261 shares issued and
         outstanding at January 24, 2003 and April 26, 2002,
         respectively ..........................................           222,440            217,513
    Additional paid-in capital .................................       172,955,987        167,855,437
    Deferred compensation ......................................        (1,141,875)        (1,496,250)
    Accumulated other comprehensive loss .......................          (413,156)          (212,739)
    Accumulated deficit ........................................      (128,599,180)      (129,750,148)
                                                                     -------------      -------------
         Total Stockholders' Equity ............................        43,024,216         36,613,813
                                                                     -------------      -------------
                                                                     $  69,895,590      $  64,322,876
                                                                     =============      =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                              -------------------------------------     -------------------------------------
                                              JANUARY 24, 2003     JANUARY 25, 2002     JANUARY 24, 2003     JANUARY 25, 2002
                                              ----------------     ----------------     ----------------     ----------------
Net sales ................................    $     27,561,545     $     18,388,711     $     76,689,523     $     49,885,879
Cost of sales ............................           4,174,170            3,676,177           11,941,743           10,236,903
                                              ----------------     ----------------     ----------------     ----------------
    Gross Profit .........................          23,387,375           14,712,534           64,747,780           39,648,976
                                              ----------------     ----------------     ----------------     ----------------
Operating expenses:
  Selling, general and administrative ....          15,506,333           14,289,366           50,430,689           41,388,921
  Research and development ...............           4,309,503            6,272,374           13,700,063           18,434,969
                                              ----------------     ----------------     ----------------     ----------------
    Total Operating Expenses .............          19,815,836           20,561,740           64,130,752           59,823,890
                                              ----------------     ----------------     ----------------     ----------------
    Earnings (loss) From Operations.......           3,571,539           (5,849,206)             617,028          (20,174,914)
Interest income ..........................             119,274              207,057              369,866            1,085,381
Interest expense .........................             (99,210)             (95,095)            (319,638)            (165,419)
Other income (expense), net ..............             257,865              (37,987)             511,511               13,224
                                              ----------------     ----------------     ----------------     ----------------
Earnings (loss) before taxes .............           3,849,468           (5,775,231)           1,178,767          (19,241,728)
Taxes on earnings ........................              27,799                   --               27,799                   --
                                              ----------------     ----------------     ----------------     ----------------
Net earnings (loss) ......................    $      3,821,669     $     (5,775,231)    $      1,150,968     $    (19,241,728)
                                              ================     ================     ================     ================
Basic earnings (loss) per share ..........    $           0.17     $          (0.27)    $           0.05     $          (0.89)
Diluted earnings (loss) per share ........    $           0.16     $          (0.27)    $           0.05     $          (0.89)
                                              ================     ================     ================     ================
Shares used in computing basic
  earnings per share .....................          22,139,128           21,676,808           21,939,960           21,628,759
Shares used in computing diluted
  earnings per share .....................          23,878,279           21,676,808           23,018,595           21,628,759

Comprehensive income (loss):
  Net earnings (loss) ....................    $      3,821,669     $     (5,775,231)    $      1,150,968     $    (19,241,728)
  Foreign currency translation
    adjustment ...........................            (148,794)              (7,661)            (200,417)             (83,212)
                                              ----------------     ----------------     ----------------     ----------------
  Comprehensive income (loss) ............    $      3,672,875     $     (5,782,892)    $        950,551     $    (19,324,940)
                                              ================     ================     ================     ================




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                    --------------------------------------------
                                                     JANUARY 24, 2003          JANUARY 25, 2002
                                                    ------------------        ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss) .............................    $  1,150,968              $(19,241,728)
  Non-cash items included in net earnings (loss):
    Depreciation ..................................       3,501,316                 2,758,415
    (Gain) loss on disposal of assets .............         (57,051)                   72,805
    Amortization of deferred compensation and
      expense related to stock options ............         354,375                   375,475
  Changes in operating assets and liabilities:
    Accounts receivable, net ......................      (2,284,736)               (3,312,336)
    Inventories ...................................      (1,372,062)                  587,313
    Prepaid expenses ..............................        (318,704)                 (422,507)
    Other assets, net .............................         (54,716)                  (47,525)
    Accounts payable and accrued liabilities ......      (1,243,858)                  543,780
                                                       ------------              ------------
      Net cash used in operating activities .......        (324,468)              (18,686,308)
                                                       ------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............      (3,620,123)               (3,132,920)
  Maturities of marketable securities .............              --                 1,691,798
                                                       ------------              ------------
      Net cash used in investing activities .......      (3,620,123)               (1,441,122)
                                                       ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from line of credit, net ...............         500,000                 6,000,000
  Proceeds from issuance of common stock ..........       5,105,477                 2,168,094
  Payments on long-term debt ......................         (93,831)                  (87,349)
                                                       ------------              ------------
      Net cash provided by financing activities ...       5,511,646                 8,080,745
                                                       ------------              ------------

Effect of exchange rate changes on cash and cash
equivalents .......................................        (200,417)                  (83,212)
                                                       ------------              ------------
      Net increase (decrease) in cash and cash
        equivalents ...............................       1,366,638               (12,129,897)
Cash and cash equivalents at beginning of period ..      38,195,962                55,459,183
                                                       ------------              ------------
Cash and cash equivalents at end of period ........    $ 39,562,600              $ 43,329,286
                                                       ============              ============
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest ......................    $    281,188              $    136,952


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                JANUARY 24, 2003

NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 24, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2003. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 26, 2002.

NOTE 2 -- INVENTORIES:

        Inventories consist of the following:

                                       JANUARY 24, 2003     APRIL 26, 2002
                                       ----------------    ----------------
                                         (Unaudited)
Raw materials and components ......    $      2,783,663    $      1,815,290
Work-in-process ...................           1,599,551           1,543,095
Finished goods ....................           1,517,226           1,169,993
                                       ----------------    ----------------
                                       $      5,900,440    $      4,528,378
                                       ================    ================



NOTE 3 -- LINE OF CREDIT:

         In September 2001, the Company established a revolving credit facility for $10,000,000 which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable at the designated bank rate of 4.25% as of January 24, 2003, plus 1.5% totaling 5.75% on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the terms of the revolving credit facility the Company agreed to maintain liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $5,000,000 and limit annual capital expenditures to $4,000,000. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. As of January 24, 2003, the Company had $7,000,000 in borrowings outstanding under the credit facility.

NOTE 4 -- ACCRUED LIABILITIES:

        Accrued liabilities are as follows:

                                      JANUARY 24, 2003     APRIL 26, 2002
                                      ----------------    ----------------
                                        (Unaudited)
Clinical costs ...................    $      4,361,423    $      5,927,907
Payroll and other compensation ...           4,181,360           6,301,804
Royalties ........................           1,227,399             797,411
Business insurance ...............           1,023,208             325,267
Other ............................           2,225,592           1,824,375
                                      ----------------    ----------------
                                      $     13,018,982    $     15,176,764
                                      ================    ================


NOTE 5 -- STOCKHOLDERS' EQUITY:

         Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $354,000 of compensation expense has been recognized for the vested portion of this option grant during the nine months ended January 24, 2003 and January 25, 2002.

         Stock Incentive and Purchase Plans. As of January 24, 2003, the Company has reserved an aggregate of 13,350,000 shares of Common Stock, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan and 1998 Stock Option Plan (collectively "the Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the nine months ended January 24, 2003, the Company has granted approximately 1,151,150 options at a weighted average exercise price of approximately $14.57 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.1 million shares at a weighted average exercise price of $13.81 per share were outstanding as of January 24, 2003.

NOTE 6 -- EARNINGS PER SHARE:

         SFAS No. 128, "Earnings Per Share" requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the Company.

The following table sets forth the computation and basic and diluted net earnings (loss) per share of common stock:

                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                 -----------------------------------------   ------------------------------------
                                     JANUARY 24,            JANUARY 25,          JANUARY 24,        JANUARY 25,
                                        2003                   2002                 2003               2002
                                 -----------------       -----------------   -----------------   ----------------
Numerator:
Net earnings (loss) .........    $      3,821,669              (5,775,231)           1,150,968        (19,241,728)

Denominator:

Basic weighted average shares
  outstanding ...............          22,139,128              21,676,808           21,939,960         21,628,759
Effect of dilutive stock
  options ...................           1,739,151                      --            1,078,634                 --
                                 ----------------        ----------------     ----------------     --------------
Diluted weighted average
  shares outstanding ........          23,878,279              21,676,808           23,018,595         21,628,759
                                 ----------------        ----------------     ----------------     --------------
Basic earnings (loss) per
  share .....................    $           0.17        $          (0.27)    $           0.05     $        (0.89)
Diluted earnings (loss) per
  share .....................    $           0.16        $          (0.27)    $           0.05     $        (0.89)
                                 ================        ================     ================     ==============



        Excluded from the computation of diluted earnings per share for the three and nine months ended January 24, 2003 were outstanding options to purchase 1,275,824 and 1,741,599 common shares, respectively, because to include them would have been antidilutive, meaning the exercise price of these options exceeds their current fair market value. None of the 6,869,698 options to purchase common shares outstanding at January 25, 2002 were included in the computation of diluted earnings per share for the three and nine months ended January 25, 2002 because to do so would have been antidilutive.

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS:

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, including "may," "believe," "will," "expect," "anticipate," "estimate," "plan," "intend," and "forecast," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled "Factors Affecting Future Operating Results". Readers are also encouraged to refer to our Annual Report on Form 10-K for the period ended April 26, 2002 for a further discussion of our business and its risks and opportunities.

SUMMARY

         Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market the Neuro Cybernetic Prosthesis, or VNS Therapy System, an implantable medical device for the treatment of epilepsy and other debilitating neurologic and psychiatric diseases and disorders.

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

       Our strategies to achieve our objectives are to:

       o Improve sales force execution of our proprietary mission flow chart and patient pull through model by measuring and managing each step in the sales process and implementing marketing systems to improve patient conversion rates and cycle times to implant,

       o Expand market awareness, acceptance and demand for VNS(TM) Therapy through new promotional and educational initiatives, geared to targeted physicians and patients,

       o Implement end-of-service initiatives to satisfy physician and patient demand for replacement of generators whose batteries have reached expiration,

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

         We have been conducting clinical studies to determine the effectiveness of VNS Therapy in chronic depression, anxiety, Alzheimer's disease and other neurological disorders covered by our method patent portfolio. In January 2002, the acute results of the pivotal clinical study (D-02) on VNS Therapy for the treatment of chronic depression were completed and unblinded. The D-02 acute results did not show a statistically significant difference in response to rates between the treatment and placebo non-treatment groups. We amended the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy based upon the D-02 study long-term results. The revised analysis plan is designed to determine: (1) the statistical significance of the D-02 study patients' one-year outcomes through a repeated measures linear regression analysis, (2) clinical significance through an analysis of sustained response at one year of treatment, and (3) causality through a comparison of one-year D-02 outcomes with the one-year outcomes of patients in a companion study, referred to as D-04, treated with standard medical management at 12 of the 21 D-02 study sites.

         In January 2003, the D-02 study long-term results were completed and released. The D-02 long-term results showed statistically significant and clinically significant improvements compared to baseline. The determination of statistical significance was the primary endpoint of the long-term D-02 analysis plan. Statistical significance was determined pursuant to the analysis plan using a repeated measures linear regression analysis to analyze the improvements from pre-treatment baseline in approximately 200 patients with chronic or recurrent treatment resistant depression as measured by the 24-item Hamilton Rating Scale (HRSD-24) throughout the first 12 months of treatment. Statistical significance was defined as a p-value < 0.05. The HRSD-24 improvements observed over the first year were highly significant with a p < 0.001. The secondary measures of statistical significance showed similarly positive results. The determination of clinical significance was a key secondary endpoint of the D-02 analysis plan. Clinical significance was determined by analyzing the percent of patients who showed a sustained response between nine and 12 months of treatment with VNS Therapy. In the absence of published literature that defines a long-term success criterion, Cyberonics' psychiatric clinical advisors suggested that a sustained response rate of approximately 30% would be significant. Approximately 30% of the patients from the original acute treatment group and 25% of all patients in the analysis showed a sustained response between months nine and 12. The secondary measures of clinical significance showed similarly positive results.

         We expect to complete the D-04 companion study to determine the existence of a causal relationship between the statistically and clinically significant D-02 outcomes and VNS Therapy in July 2003. At that time, we will complete our revised US regulatory plan. In recent communications following FDA's review of the revised analysis plan, FDA recognized the need for new treatments for pharmaco-resistant depression, reconfirmed VNS Therapy's Expedited Review Status and reiterated that until FDA has reviewed the one-year data they believe another randomized, control study will be required.

         In February 2002, we suspended new enrollments in all other new indication studies in order to allow us to focus our limited clinical and financial resources on the determination of effectiveness of VNS Therapy in chronic depression. We continue to collect long-term data in the anxiety, Alzheimer's disease and chronic headache pilot studies. New indication study activities are investigational. We cannot assure you that test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any new indications.

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

         Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized for financial reporting purposes. The Company computes depreciation using the straight-line method over useful lives ranging from two to nine years. An unanticipated change in the utilization or expected useful life of property and equipment could result in an acceleration in the timing of the expenses.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the three months ended January 24, 2003 were $27,562,000, increasing by $9,173,000 or 49.9% over the $18,389,000 for the same period last year. Third quarter net sales included $25,062,000 from the U.S. market and $2,500,000 from international markets. U.S. net sales for the third quarter increased by $8,281,000, or 49.3% over the $16,781,000 for the same period last year. International net sales increased by $892,000 or 55.5% over the $1,608,000 for the same period last year. Net sales for the nine months ended January 24, 2003 were $76,690,000 reflecting an increase of $26,804,000 or 53.7% over the $49,886,000 for the same period last year. Year-to-date net sales included $70,830,000 from the U.S. market and $5,860,000 from international markets. For the year-to-date, U.S. net sales increased by $25,619,000 or 56.7% over the $45,211,000 for the same period last year. International sales increased by $1,185,000 or 25.3% over the $4,675,000 for the same period last year. The increase in net sales in the U.S. for the three and nine months ended January 24, 2003 is primarily due to higher volume driven by patient demand and increases in average selling prices resulting primarily from new product introductions. The increase in international net sales for the three and nine months ended January 24, 2003 is due to an increase in unit volume, a higher average selling price and a stronger Euro as compared to the U.S. Dollar. We anticipate annual worldwide sales growth of approximately 45% for the remainder of fiscal 2003.

         Gross Profit. Gross profit for the three months ended January 24, 2003 was $23,387,000 or 84.9% of net sales compared to $14,713,000 or 80.0% for the same period last year. Gross profit for the nine months ended January 24, 2003 was $64,748,000 or 84.4% of net sales compared to $39,645,000 or 79.5% for the same period last year. The improvement in gross profit margin for the three and nine months ended January 24, 2003 was due to higher average selling prices, product mix and improvements in manufacturing efficiencies. We anticipate gross profit margin will remain at similar levels for the remainder of fiscal year 2003, achieving 84.5% for fiscal 2003, assuming we achieve our sales and production objectives.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended January 24, 2003 totaled $15,506,000 or 56.3% of net sales compared to $14,289,000 or 77.7% of net sales for the same period last year. Selling, general and administrative expenses for the nine months ended January 24, 2003 totaled $50,431,000 or 65.8% of net sales compared to $41,385,000 or 83.0% of net sales for the same period last year. The increase in selling, general and administrative expenses for the three and nine months ended January 24, 2003 is primarily due to additional expenses associated with the expansion of the sales and marketing organization from approximately 73 people at January 25, 2002 to approximately 161 people at January 24, 2003.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the quarter ended January 24, 2003 totaled $4,310,000 or 15.6% of net sales, compared to $6,272,000 or 34.1% of net sales for the same period last year. Research and development expenses for the nine months ended January 24, 2003 totaled $13,700,000 or 17.9% of net sales compared to $18,436,000 or 37.0% of net sales for the same period last year. The decrease in research and development expenses is primarily due to reduced clinical programs activities to determine the effectiveness of VNS Therapy in new indications, including chronic depression, anxiety, Alzheimer's disease and other indications covered by our proprietary patent portfolio.

         Interest Income. Interest income for the three months ended January 24, 2003 was $119,000 compared to $207,000 for the same period last year. Interest income for the nine months ended January 24, 2003 was $370,000 compared to $1,085,000 for the same period last year. The decrease in interest income for the three and nine months ended January 24, 2003 is due to a decrease in average investment balances and lower interest rates.

         Interest Expense. Interest expense for the three months ended January 24, 2003 was $99,000 compared to $95,000 for the same period last year. The increase in interest expense for the three months ended January 24, 2003 is due to higher borrowings under the line of credit facility entered into in September 2001, partially offset by lower interest rates. Interest expense for the nine months ended January 24, 2003 was $320,000 compared to $165,000 for the same period last year. The increase in interest expense for the nine months ended January 24, 2003 is primarily due to increased borrowings under the line of credit facility over a period of nine months in fiscal 2003 as compared to lower borrowings over a period of six months in fiscal 2002, partially offset by lower interest rates.

         Other Income (Expense), Net. Other income, net for the three months ended January 24, 2003 was $258,000 compared to an expense of $38,000 for the same period last year. Other income, net for the three months ended January 24, 2003 is primarily due to transaction gains associated with currency exchange.

         Other income, net for the nine months ended January 24, 2003 was $512,000 compared to $13,000 for the same period last year. Other income, net is primarily due to currency exchange gains.

         Income Taxes. We estimated that our effective tax rate for the nine months ended January 24, 2003 was 2.4%, due primarily to the effects of net operating loss carry-forwards and state income taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year and includes the reversal of a portion of existing valuation allowances. Due to our operating loss history, to date we have established a valuation allowance that fully offsets our deferred tax assets, including those related to tax loss carry-forwards, resulting in no federal income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to change in ownership could limit the utilization of the operating loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through public and private placements of our securities. In September 2001, we established a revolving credit facility for $10,000,000 with a term of three years. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable in the amount of the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash) equal to or greater than $5,000,000 and limit annual capital expenditures to $4,000,000. An unused line of credit fee is payable at the rate of 0.5%. As of January 24, 2003, we had $7,000,000 in borrowings outstanding under the credit facility.

         During the nine months ended January 24, 2003, net cash used in operating activities was approximately $267,000. Accounts receivable increased $2,285,000 to $12,616,000 at January 24, 2003 from $10,331,000 at April 26,
2002. Inventories increased $1,372,000 to $5,900,000 at January 24, 2003 from $4,528,000 at April 26, 2002. Accounts payable and accrued liabilities decreased $1,244,000 to $19,566,000 at January 24, 2003 from $20,810,000 at April 26,
2002. During the nine months ended January 24, 2003 we used approximately $3,620,000 in the purchase of property and equipment. During the same period we received approximately $5,105,000 in proceeds from the exercise of stock options. The chart below reflects our current obligations at January 24, 2003 under our material contractual obligations.

                                               CAPITAL LEASE                                        TOTAL CONTRACTUAL
                             LINE OF CREDIT     OBLIGATIONS     OPERATING LEASES      MEETINGS         OBLIGATIONS
                             --------------    -------------    ----------------    -------------   -----------------
Contractual Obligations:
Less than one year .......   $    7,000,000    $     129,989    $      2,003,861    $     164,149     $    9,297,999
1-3 Years ................               --          174,914           4,716,098               --          4,891,012
4-5 Years ................               --               --           4,686,253               --          4,686,253
Over 5 Years .............               --               --           4,665,581               --          4,665,581
                             --------------    -------------    ----------------    -------------     --------------
Total Contractual
  Obligations ............   $    7,000,000    $     304,903    $     16,071,793    $     164,149     $   23,540,845
                             ==============    =============    ================    =============     ==============

         Capital leases are for manufacturing equipment used in the production of the VNS Therapy System. The capital leases bear interest at 6.56% and extend through April 2005. Operating leases are primarily obligations applicable to the lease of facilities and office equipment. Meetings are commitments made for future events. We are a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $4.4 million as of January 24, 2003. We expect cash flow from operations and existing credit and capital resources to provide sufficient funds to maintain minimum cash and cash equivalents balances in excess of $35 million throughout fiscal 2003 and to fund anticipated business activities through fiscal year 2004, without additional financing. Our cash flow could, however, be adversely effected by the "Factors Affecting Future Operating Results" discussed below.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         See Note 7 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section, the following additional factors could affect our future results.

         Our common stock price constantly changes. A public market for our common stock has existed since 1993. Our common stock is traded on the Nasdaq National Market under the ticker symbol "CYBX." The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the period from October 26, 2002 to January 24, 2003 our stock has traded from a high of $20.50 to a low of $14.47 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

       o quarterly variations in our operating results;

       o results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, Alzheimer's disease, anxiety and other disorders;

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

         We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy System in the U.S. for at least the next two fiscal years, if at all. Although sales of the VNS Therapy System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer's disease and chronic headache. Our inability to commercialize successfully the VNS Therapy System for depression and other indications may harm our business.

         We may not be able to continue to expand market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been used in over 20,000 patients through January 24, 2003, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, safety, cost or reimbursement availability. We cannot assure you that the VNS Therapy System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain market acceptance would severely harm our business, financial condition and results of operations.

         We may not be successful in our efforts to develop VNS Therapy for the treatment of depression, Alzheimer's disease, anxiety, or any other indications. We are in the process of conducting studies to help us evaluate the use of VNS Therapy as a treatment for depression, Alzheimer's disease, anxiety, and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

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

         Patient confidentiality and regulations such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 may limit our ability to secure a third party payment for our patients and impact our patient pull through selling model. HIPAA regulations are required to be fully implemented for all health care providers by April 14, 2003. Under the HIPAA privacy rule, the privacy of all medical records, billing records, and other identified health information ("Protected Health Information" or "PHI") must be protected. Such regulations may hinder our ability to utilize our Patient Identification and Qualification (PIQ) process as well as our VNS Patient Outcomes Registry (Registry), both of which are key elements of our patient pull through sales model. The discontinuation of our PIQ and Registry processes could severely limit our ability to market and sell VNS Therapy under our existing sales model and could harm our business growth and financial condition.

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

         Our products may be found to have defects and result in product recalls. The VNS Therapy System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated or in claims of injury caused by our device in patients. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System which may increase risk to the patient. Any product recall could severely harm our business, financial condition and results of operations.

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


                                CYBERONICS, INC. Registrant


                                BY: /s/ PAMELA B. WESTBROOK
                                    --------------------------------------------
                                    Pamela B. Westbrook
                                    Vice President, Finance and Administration,
                                    Secretary and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: March 5, 2003

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

         (iv) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         (v) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (vi) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 5, 2003

                                        /s/ ROBERT P. CUMMINS
                                        -----------------------------------
                                        Name:  Robert P. Cummins
                                        Title: Chairman of the Board,
                                               President, Chief Executive
                                               Officer (Principal Executive
                                               Officer)

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

         (iv) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         (v) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (vi) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

                                       /s/ PAMELA B. WESTBROOK
                                       -------------------------------------
                                       Name:   Pamela B. Westbrook
                                       Title:  Vice President, Finance and
                                               Administration, Secretary and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibits
  --------
    99.1        Certification of Chief Executive Officer of Cyberonics, Inc.
                pursuant to 18 U.S.C. Section 1350.

    99.2        Certification of Chief Financial Officer of Cyberonics, Inc.
                pursuant to 18 U.S.C. Section 1350.