Form 10-K
period 2003-04-25
CYBERONICS INC
filed 2003-07-18
CIK 864683

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

           FOR THE FISCAL PERIOD ENDED: APRIL 25, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-19806
                             ---------------------
                                CYBERONICS, INC.
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           76-0236465
 (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification Number)
                   organization)

                CYBERONICS BUILDING                                   HOUSTON, TEXAS
               100 CYBERONICS BLVD.,                                    77058-2072
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 126-2).  Yes [X]     No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 25, 2002, the last business day of the registrant's most recently completed second fiscal quarter and June 24, 2003, its most recently completed fiscal quarter, was, based upon the last sales price reported for such date on the Nasdaq National Market, approximately $258 million and $329 million, respectively. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At June 24, 2003, registrant had outstanding 22,467,985 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of Form 10-K will be incorporated by reference to the registrant's definitive proxy statement for its annual meeting of stockholders in 2003. To the extent that such proxy statement is not filed within 120 days of the registrant's fiscal year end, the registrant will file an amendment to this Form 10-K to include such information.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................   2
Item 2.   Properties..................................................  20
Item 3.   Legal Proceedings...........................................  20
Item 4.   Submission of Matters to a Vote of Security Holders.........  20

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................  21
Item 6.   Selected Financial Data.....................................  21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  23
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................  33
Item 8.   Financial Statements and Supplementary Data.................  33
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................  33

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........  34
Item 11.  Executive Compensation......................................  34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  34
Item 13.  Certain Relationships and Related Transactions..............  35
Item 14.  Controls and Procedures.....................................  35

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  36

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

GENERAL

     Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market the Cyberonics VNS Therapy System, an implantable medical device for the treatment of epilepsy and other debilitating chronic disorders. Our mission is to improve the lives of people whose lives have been touched by epilepsy, depression and other disorders that may prove to be treatable with our patented therapy, Vagus Nerve Stimulation (VNS). To accomplish that mission we have pioneered new medical science regarding the vagus nerve and its impact on neurostransmitters and brain function, a new device based therapy, new study designs and United States Food and Drug Administration (FDA) approval processes for neurostimulation, a distinct sales and marketing model to profitably create awareness, acceptance and demand for a revolutionary device based therapy among six different customer constituencies in a traditional pharmaceutical market, a new consensus on pharmacoresistant epilepsy and its treatment, and a totally new device market.

     Our overall objectives are to grow sales, increase profits and profitability, maintain positive cash flow and develop other indications for VNS covered by our method patents. Our strategies to achieve our objectives are to
(1) continually develop the people, organization, systems, controls and processes to improve the profitability, scalability and transferability of our business model to accelerate penetration of the growing epilepsy market and realize the full potential of VNS Therapy in other potential new indications, including depression; (2) improve sales force execution of our proprietary mission flow chart and patient pull-through sales model; (3) expand market awareness of VNS Therapy by creating physician and patient demand through new promotional and educational initiatives, geared to targeted physicians and patients; (4) maintain end-of-service initiatives to satisfy physician and patient demand and drive revenue growth; (5) develop and introduce next-generation products that will provide improved product functionality, command higher prices and drive higher gross profit margin; (6) demonstrate the clinical and statistical significance and causal relationship of VNS Therapy in depression from existing studies long-term data, as appropriate, and (7) expand the VNS Therapy indication for use and labeling to include depression and other indications in the United States through a well defined pre-market approval supplement (PMA-S) process.

     In March 2001, we elected to change our fiscal year from June 30 to a 52/53 week year ending on the last Friday in April of each year, effective April 27, 2001. Accordingly, fiscal 2003 started April 27, 2002 and ended April 25, 2003, fiscal 2002 started April 28, 2001 and ended April 26, 2002 and fiscal 2001 started July 1, 2000 and ended April 27, 2001.

EPILEPSY

     In July 1997, we received approval from FDA to market Cyberonics VNS Therapy System in the U.S. as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory or resistant to drugs. We have also received regulatory approval to sell the VNS Therapy System in Canada, Europe, Australia and certain countries in the Far East for the treatment of refractory epilepsy and without patient age or seizure type limitation. To date, over 22,000 patients with epilepsy have accumulated in excess of over 56,000 patient years of treatment with the VNS Therapy System.

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

  VNS THERAPY

     Our FDA approved VNS Therapy System is the only currently approved medical device alternative for treating epilepsy. The VNS Therapy System delivers an electrical signal through an implantable lead to the left cervical vagus nerve in the patient's neck on a chronic, intermittent basis. Stimulation may also be initiated by the patient (or caregiver) with a hand held magnet.

     We believe that a successful new therapy for refractory epilepsy should be clinically proven as effective, provide significant acute and long-term seizure control, be safe and tolerable with few side effects, provide sustained improvements in quality of life and be easy for the physician to prescribe and for the patient to use. Based on the results of our preclinical studies, mechanism of action research, seven human clinical trials and the Cyberonics VNS Patient Outcome Registry, we believe that the VNS Therapy System meets these criteria as described below.

     Clinically Proven. To date over 22,000 patients have accumulated in excess of 56,000 patient years of treatment experience with the VNS Therapy System. In July 1997, the VNS Therapy System was approved by FDA for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. The product is approved for the broader indication of refractory epilepsy in Canada, the European Union, Australia and other Asian markets.

     Significant Seizure Control. In our two randomized, parallel, double-blind active control studies, the treatment groups reported a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data, derived from an uncontrolled protocol, on the 244 patients in our first four studies suggest that efficacy is maintained and, for many patients, improves over time when the VNS Therapy System is used as an adjunctive therapy with drugs as part of a patient's optimized long-term treatment regimen. Analysis of this pooled data showed that the median percent seizure reduction increased from 17% in the first three months to 41% after 24 months of treatment.

     Well-tolerated Side Effects. The side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. They include hoarseness, coughing, a feeling of shortness of breath and throat pain. The VNS Therapy System has not typically been associated with the debilitating central nervous system side effects which frequently accompany antiepileptic drugs. Additionally, side effects decrease over time, with no single side effect being reported by more than 3% of patients.

     Quality of Life. The Cyberonics VNS Patient Outcome Registry collects acute and long-term follow-up data on patients treated with VNS Therapy post-FDA approval. Global changes were measured in important quality of life areas such as alertness, verbal communication, memory, school/professional achievements, mood changes, postictal state and cluster seizures. As of April 25, 2003, the registry included data on over 7,200 patients of which approximately 4,500 patients were at three-months follow-up and over 2,700 patients were at 12-months follow-up. Compared to pre-implant, approximately half of patients in both the acute and long-term follow-up exhibit improvements in at least two quality of life areas. Less than 6% of patients exhibited a worsening of any effect in both the acute and long-term patient populations.

     Easy to Use. The implantation procedure is a straightforward, reversible procedure which takes between 30 and 90 minutes, does not involve the brain and has been performed by surgeons with a variety of specializations. Additionally, the VNS Therapy System does not interact with existing therapies and, because the VNS Therapy System provides therapy without patient (or caregiver) administration, full compliance is assured. Moreover, a patient can use a magnet to temporarily override the pre-programmed stimulation cycle to activate on-demand therapy if the patient senses the onset of a seizure or to temporarily eliminate stimulation side effects. The VNS Therapy System implantation is reversible for patients who elect to discontinue treatment.

DEPRESSION

     We are conducting clinical studies of the VNS Therapy System for the treatment of depression in patients with unipolar and bipolar depressive disorder. The depression study program includes acute and long-term clinical studies, acute and long-term mechanism of action research and clinical and economic outcome studies in patients with treatment-resistent depression receiving standard medical treatment that does not include VNS. These studies are being conducted to determine the safety, effectiveness and cost effectiveness of VNS Therapy in the treatment of depression, support regulatory approvals and support post-approval psychiatrist, patient and payer acceptance. The clinical component consists of two studies: a 60-patient open-label pilot study (D-01) which was initiated in fiscal 1999 and includes long-term follow-up, with all continuing patients exceeding two years of follow-up and a 235-patient randomized, double-blind, placebo-controlled study (D-02) with long-term open-label follow-up.

     The D-01 acute results showed an acute response rate of 31% which increased to 45% after 12 months of VNS Therapy. In late January 2002, the acute results of the D-02 study on VNS Therapy were completed and unblinded. The D-02 acute results showed (1) a 15% response rate in the active treatment group, which did not represent a statistically significant improvement over the placebo group,
(2) a 10% response rate in the placebo group, confirming the treatment-resistant nature of the study population, (3) completion of the acute phase by 97% of the active treatment group, confirming the good short-term tolerability of VNS Therapy, (4) few significant adverse events, confirming the safety of the implant procedure and good short-term tolerability of VNS Therapy in depression and (5) a statistically significant difference favoring VNS in one of the secondary outcome measures, the Inventory for Depressive Symptomatology (IDS).

     The acute response rates in the D-02 study were considerably lower than expected based upon the D-01 pilot study results. The primary factors considered to be potential contributors to the unexpectedly low acute response rate are (1) the amount of stimulation received by the active treatment group and (2) the level of treatment resistance of the patients enrolled. The patients in the acute treatment phase of D-02 pivotal study received lower output current settings than did the patients in the acute treatment phase of the D-01 pilot study, despite similar programming instructions in studies' protocols. Approximately 26% of the patients in the D-02 study received output current settings of 1.0 milliamps or higher, compared to approximately 45% of the D-01 pilot study patients. Therefore, the D-02 study patients did not receive the same acute therapy as did the D-01 pilot study patients. While there are no definitive data to suggest there is an increased response with increasing output current for VNS Therapy, the low output current settings in the acute D-02 study raise the possibility that the low amount of stimulation may have contributed to the low response rate acutely. The D-02 study protocol was designed to include less treatment-resistant patients, as defined by the number of failed drug trials, than were included in the D-01 pilot study. However, patients enrolled in the D-02 study appear to have been as treatment-resistant as the patients in the D-01 pilot study as measured by the number of failed treatments per year in the current depressive episode and over the life of the patient, the average lifetime duration of the patients' illness and the percent of patients treated with electro convulsive therapy (ECT).

     We are conducting an observational study (D-04) of patients with treatment-resistant depression receiving standard medical treatment, excluding VNS. The study assesses long-term economic and clinical outcomes over a 12-month period. Patients enrolled in the D-04 study were enrolled primarily at a subset of the D-02 sites, with 12 of 13 sites also included in the D-02 study, and with similar enrollment criteria and treatment resistance as those patients in the D-02 study.

     In September 2002, we submitted an Investigational Device Exemption Supplement (IDE-S) to FDA for our revised statistical plan for the D-02 study, amending the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy using existing long-term data collected as already specified in the D-02 protocol. The plan has three principal components: (1) the determination of the statistical significance of the improvements over 12 months of the D-02 patients compared to their baseline by a repeated measures linear regression analysis; (2) the determination of the clinical significance of the 12-month outcome in the D-02 patients by calculating the percentage of patients who achieve and sustain a response between months nine and 12 of treatment; and (3) the determination of the causality of the D-02 outcomes by comparison with the D-04 outcomes by using a repeated measures linear regression analysis on the IDS-SR as the primary outcome and using ANCOVA (analysis of covariance) for the Hamilton Rating Scale
(HRSD) Score after 12 months of treatment as a secondary outcome.

     In January 2003, the analyses of the long-term results of D-02 were completed. Statistical significance was determined pursuant to the analysis plan using a repeated measures linear regression analysis to analyze the improvements from pre-treatment baseline in approximately 180 patients' chronic or recurrent treatment-resistant depression as measured by the 24-item Hamilton Rating Scale (HRSD-24) throughout the first 12 months of treatment. Statistical significance was defined as a p-value < 0.05. The HRSD-24 improvements observed over the first year were highly significant with a p-value < 0.001. The secondary measures of statistical significance showed similarly positive results. The determination of clinical significance was a key secondary endpoint of the D-02 analysis plan. Clinical significance was determined by analyzing the percent of patients who showed a sustained response between nine and 12 months of treatment with VNS Therapy. In the absence of published literature that defines a long-term success criterion, Cyberonics' psychiatric clinical advisors suggested that a sustained response rate of approximately 30% would be significant. Approximately 30% of the patients from the original acute treatment group and 25% of all patients in the analysis showed a sustained response between months nine and 12.

     While the D-02 study to date has shown statistical and clinical significance, no determination as to causality has yet been made. The causal relationship between VNS Therapy and the D-02 patients' one-year outcomes will be determined by the end of July 2003 using a repeated measures linear regression analysis to compare depression improvements over one year in approximately 200 D-02 patients receiving VNS Therapy and treatment as usual with the outcomes of approximately 100 patients in a companion study, D-04, receiving only treatment as usual.

     In March 2001, the VNS Therapy System was approved by N.V. KEMA, an official notified body representing the European Union countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. This CE Mark approval, by definition, includes the treatment of depression in patients with depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder or manic depression. In April 2001, the VNS Therapy System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant depressive episode. The Canadian approval is similar to CE Mark European approval in that depressed patients with unipolar depression and bipolar depression are included.

  DEPRESSION MARKET OVERVIEW

     Depression is a chronic, disabling disorder and a major worldwide public health problem. Depressive episodes usually recur over time, with risk for further episodes proportional to the number of prior episodes. After three major depressive episodes, the probability of recurrence is 90%. In the U.S. alone, approximately 18 million people suffer from depression over six million of which are receiving some form of medical treatment. An estimated 1.2 million Americans are believed to suffer from chronic treatment-resistant depression. Over 100,000 Americans each year are treated with ECT for their depression. Roughly 15% of all people with severe depression that require hospitalization commit suicide. Depression is also a very expensive disorder, ranked as the second leading cause of disability worldwide in 1990. Depression costs in the U.S. alone are estimated to exceed $50 billion annually, including over $12 billion in direct treatment costs. The total market in the U.S. for anti-depressants is estimated to exceed $6 billion.

     The exact causes of depressive disorders are unknown, although both biological abnormalities and psychological factors are thought to precipitate this disease. Diminished synaptic concentrations of neurotransmitters, especially serotonin and norepinephrine, are implicated in the pathogenesis of depression. Most current standard therapies are thought to affect either one or both of these neurotransmitter systems (1) SSRI drugs (serotonin-specific reuptake inhibitors) or (2) MAOI drugs (monoamine oxidase inhibitors) that decrease the breakdown of norepinephrine and serotonin. It is of interest to note that several antiepileptic compounds, such as carbamazepine, valproate and lamotrigine, are used as mood stabilizers and that lamotrigine and gabapentin are also used as antidepressants.

  TRADITIONAL DEPRESSION THERAPIES

     The goals of treatment of depression are to achieve remission of symptoms, prevent relapse and recurrence and to improve the quality of life and functional capacity of the patient. Treatment of depression is typically viewed in terms of acute, continuation and maintenance phases of treatment. The acute treatment phase is considered to be six and 12 weeks, the continuation phase is four to nine months and the maintenance phase is greater than nine to 12 months. Recurrences of depression are expected in 50% of cases within two years after maintenance treatment. For well-established recurrent depressions, the rate of recurrence may approach 75%. In the U.S., over 100,000 patients are treated annually with ECT. ECT typically involves general anesthesia and multiple treatments that can cost from $8,000 to as high as $20,000 per patient per year. Treatment morbidity associated with ECT includes the risks of general anesthesia, as well as short and long-term cognitive deficits, including memory loss.

     Depression is typically treated with medication, psychotherapy or a combination of both. Medications include tricyclic antidepressants (TCAs), SSRIs and others. Not all patients respond to the same therapy and patients often try multiple therapies. Other treatments for depression include light therapy and rarely, surgery.

  VNS THERAPY SYSTEM

     VNS Therapy for the treatment of depression, as approved in European Union countries and Canada and under current clinical investigation in the U.S., is very similar to VNS Therapy for the treatment of epilepsy. The VNS Therapy System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck, under similar programming specifications. As of June 24, 2003, all continuing patients in our 21 center, 235 patient pivotal clinical study (D-02) of VNS Therapy in the treatment of depression have completed more than 12 months of VNS Therapy. The results of the study have shown statistical and clinical improvements compared to baseline. Approximately 180 D-02 patients completed one year of VNS Therapy and qualified for the analyses including approximately 100 patients from the original acute treatment group and approximately 80 patients from the original acute placebo group. Statistical and clinical significance were determined by analyzing changes in the HRSD-24 during one year of VNS Therapy compared to pre-treatment baseline scores. Approximately 35% of acute treatment group patients and 31% of all patients in the analyses experienced at least a 50% improvement after one year of VNS Therapy. While the D-02 study to date has shown statistical and clinical significance, no determination as to causality has yet been made. The causal relationship between VNS Therapy and the D-02 patients' one-year outcomes will be determined by the end of July 2003 using a repeated measures linear regression analysis to compare depression improvements over one year in approximately 200 D-02 patients receiving VNS Therapy and treatment as usual with the outcomes of approximately 100 patients in a companion study, D-04, receiving only treatment as usual.

     The clinical study of VNS Therapy for the treatment of depression in the U.S. is an investigational study subject to clinical outcome and significant regulatory restrictions. We can provide you no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of depression in the U.S. Any delays or failure of the necessary approvals could harm our ability to market the VNS Therapy System for depression, which could harm our business, financial condition and results of operations.

     Although VNS Therapy using the VNS Therapy System has been approved in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes in these countries until reimbursement approvals have been received in each country and we have received regulatory approval in the U.S. We cannot be certain when or if such reimbursement or approval will be obtained or whether the levels of reimbursement, if received, will be sufficient to enable us to sell the VNS Therapy System on a profitable basis.

OTHER INDICATIONS DEVELOPMENT

     We are engaged in expanding the range of treatable disorders for VNS Therapy in new indications as warranted by our extensive patent portfolio, expected or observed clinical outcomes from ongoing and future pre-clinical and clinical research studies and anecdotal reports of patient experience and market dynamics. We currently have studies underway for the treatment of Alzheimer's Disease (AD) and anxiety, as well as studies planned for other disorders covered by our patent portfolio.

  VNS THERAPY AND ALZHEIMER'S DISEASE (AD)

     Our study of VNS Therapy for AD was initiated primarily because of VNS Therapy treatment-related improvements in memory reported both in animal research and in patients with epilepsy. Based on the Cyberonics' VNS Therapy Patient Outcome Registry, approximately one-fourth of epilepsy patients treated for three months with VNS Therapy and approximately one-third of those patients treated for one year report that their memory was better or much better after VNS Therapy. These studies provide a rationale for the hypothesis that Vagus Nerve Stimulation may enhance memory performance in individuals experiencing cognitive impairments as a result of AD.

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

     VNS Therapy under clinical investigation for the treatment of AD is very similar to the therapy for the treatment of epilepsy. The VNS Therapy System delivers intermittent stimulation in the same location, the left vagus nerve in the neck area, under similar programming specifications. As of June 24, 2003, the pilot study has been initiated, two sites have been approved and 21 patients have been implanted.

     The clinical study of VNS Therapy for the treatment of AD in the U.S. is an investigational study subject to clinical outcome and significant regulatory restrictions. We can provide you no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of AD. Any delays or failure of the necessary approvals could harm our ability to market the VNS Therapy System for AD, which could harm our business, financial condition and results of operations.

  VNS THERAPY AND ANXIETY

     VNS Therapy is now being investigated as a treatment option for depression, a common co-morbidity in anxiety disorders. SSRIs, one of the common treatments for depression, are also commonly used to treat anxiety disorders. The idea of using the VNS Therapy System as a treatment for anxiety disorders was initially based on subjective observations from epilepsy clinical studies, functional brain imaging studies in epilepsy patients showing VNS Therapy modulation of brain regions involved in regulating mood and anxiety, neurochemical analyses from both clinical and animal studies and the results of a pilot study of VNS Therapy in patients with depression. In the pilot work in depression, significant anti-anxiety effects were observed along with the improvements in depression. Given the successful use of antidepressants in the treatment of anxiety disorders and the preliminary demonstration of VNS Therapy as an antidepressant, the study of VNS Therapy in a treatment-resistant population of patients with anxiety disorders was initiated.

     In December 2000, FDA granted Cyberonics an unconditional IDE for a pilot study of VNS Therapy with the VNS Therapy System in treating patients with obsessive-compulsive disorder (OCD), panic disorder (PD) and adult onset post-traumatic stress disorder (PTSD), three of the five major types of anxiety disorders. Up to 30 patients at four sites can be implanted with the VNS Therapy System and stimulated with left cervical VNS Therapy. As of June 24, 2003, the pilot study for patients with anxiety disorders has been initiated and four approved sites have implanted a total of 10 patients.

     The clinical study of VNS Therapy for the treatment of anxiety disorders and other investigational studies are subject to clinical outcome and significant regulatory restrictions. We can provide you no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of these disorders. Any delays or failure of the necessary approvals could harm our ability to market the VNS Therapy System for these disorders, which could harm our business, financial condition and results of operations.

  VNS THERAPY IN OTHER INDICATION DEVELOPMENT ACTIVITIES

     In February 2002, we suspended new enrollments in all new indication studies in order to allow us to focus our limited clinical and financial resources towards the determination of the effectiveness of VNS Therapy in depression. The suspension of patient enrollments in all new indications studies results in a higher degree of uncertainty surrounding the timing and extent of anticipated clinical study activities in new indications development. During fiscal 2003, we completed and closed a pilot study which evaluated the safety and efficacy of VNS Therapy as a treatment for morbid obesity. No additional studies in the treatment of obesity are planned at this time.

VAGUS NERVE STIMULATION THERAPY

     Vagus Nerve Stimulation Therapy is a proprietary, integrated system consisting of an implantable device that delivers an electrical signal to an implantable lead which is attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism of action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in blocking seizures and results in persistent or carryover antiepileptic effects which increase with chronic intermittent stimulation.

     The VNS Therapy System consists of the VNS Therapy Pulse Generator, the Bipolar Lead, the programming wand and software and the tunneling tool. The VNS Pulse Generator and Bipolar Lead are surgically implanted in a procedure which takes from 30 to 90 minutes, during which time the patient is under general, regional or local anesthesia. The VNS Pulse Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The Bipolar Lead is connected to the VNS Pulse Generator and attached to the vagus nerve in the lower left side of the patient's neck. The patient is generally admitted to the hospital the day of surgery and discharged the same or following day.

     The VNS Therapy System delivers vagus nerve stimulation therapy on a chronic, intermittent basis. The initial standard stimulation parameters that we recommend are a 30 second period of stimulation which we refer to as ON time, followed by a five minute period without stimulation which we refer to as OFF time. To optimize patient treatment, the pulse width, output current, signal frequency, stimulation duration and stimulation OFF intervals of the VNS Pulse Generator can be noninvasively programmed and adjusted by the treating physician with a personal computer using our programming wand and software. In addition, the patient can use a small, hand held magnet which is provided with the VNS Pulse Generator to manually activate or deactivate stimulation. On-demand therapy can be useful for those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide patient control of stimulation side effects by allowing the patient to temporarily deactivate stimulation.

     VNS Pulse Generator. The VNS Pulse Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The VNS Pulse Generator employs a battery which has an expected life of approximately eight to ten years at standard stimulation parameters. Upon expiration of the battery, the VNS Pulse Generator is removed and a new generator is implanted in a short, out-patient procedure using local anesthesia.

     Bipolar Lead. We have licensed a proprietary nerve lead to convey the electrical signal from the VNS Pulse Generator to the vagus nerve. The lead incorporates patented electrodes which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead's two electrodes and anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest where it is attached to the VNS Pulse Generator. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

     Programming Wand and Software. Our proprietary programming wand and software are used to interrogate the device and to transmit programming information from a personal computer to the VNS Pulse Generator via electromagnetic signals. These products are compatible with both Pentium and non-Pentium based platform personal computers. Programming capabilities include modification of the VNS Pulse Generator's programmable parameters (pulse width, output current, signal frequency and stimulation duration and interval) and storage and retrieval of telemetry data. The VNS programming wand can be connected to a standard personal computer using a serial connector.

     Tunneling Tool. The tunneling tool is a single use sterile, disposable surgical tool designed to be used during surgical placement of the Bipolar Lead. The tool is used for subcutaneous tunneling of the lead assembly between the nerve site in the neck and the VNS Pulse Generator site in the chest.

     Accessory Pack. The Accessory Pack includes one Pulse Generator resistor assembly used to test the function of the device prior to implantation, the VNS Bipolar Lead tie-downs, one hex screwdriver, two setscrews and setscrew plugs.

     The VNS Therapy System implant procedure, including device costs, hospital charges and physician fees, costs between $15,000 and $35,000. The current list price for the VNS Therapy System is approximately $12,375 for the Model 101 System and approximately $15,150 for the Model 102 System.

MANUFACTURING AND SOURCES OF SUPPLY

     Our manufacturing operations are required to comply with FDA's Quality System Regulations, commonly referred to as QSR, which incorporates the agency's former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in product design, manufacturing, packaging, labeling, storing and installing medical devices. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we are subject to the compliance requirements of International Standards Organization (ISO) 9001 certification and CE Mark directives. We are audited by KEMA, Quality USA on a semiannual basis and by KEMA, The Netherlands on an annual basis, respectively, for such compliance.

     The VNS Therapy Pulse Generator Models 101 and 102, which are similar in design and manufacture to a cardiac pacemaker, are comprised of either two or one printed circuit boards, respectively, and a battery which is hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The circuit boards are next assembled and tested. The assembled circuit boards and battery are then placed in a titanium case which is laser welded. A header to which the Bipolar Lead connects is added to all sealed units. Each unit is subject to final functional release testing prior to being sterilized by a third-party vendor.

     We continue to rely upon sole source suppliers for certain materials and services used in manufacturing the VNS Therapy System for reasons of quality assurance, sole source availability or cost effectiveness. We periodically experience discontinuation or unavailability of components, materials and contract services which may require qualification of alternative sources or product design changes. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Although we believe that any such changes will be made without disruption, any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions. In an effort to reduce potential product liability exposure, however, certain suppliers have terminated or may terminate sales of certain materials and parts to manufacturers of implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials and component parts essential to the manufacture of medical devices. We cannot estimate the impact of this law on supplier arrangements. Any supply or manufacturing disruption could significantly harm our business.

MARKETING AND SALES

     United States. We sell and market our products through a direct sales force in the U.S. As of June 24, 2003, our U.S. sales and marketing organization consisted of 197 full-time employees. Our sales and marketing plan focuses on creating widespread awareness and demand for the VNS Therapy System among neurologists, surgeons and nurse clinicians involved in the treatment of patients with epilepsy, third-party payers who pay for such treatment and patients and their families whose lives are affected by epilepsy. To reach each of these groups, we are using a multidisciplinary sales force consisting of sales personnel with medical device, pharmaceutical, or nursing experience, reimbursement specialists experienced in obtaining third-party coverage and payments for new medical technologies, regional marketing teams experienced in peer to peer marketing programs and case managers experienced in patient insurance issues. In addition to our direct selling activities, we facilitate and support peer to peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.

     In January 2003, we began a major productivity assessment of our U.S. sales organization, with the goal of improving call reach and frequency, message delivery and new patient demand among neurologists who treat pharmacoresistant epilepsy. We conducted extensive customer research and designed a plan for sales force expansion and territory realignment. The process was completed in April 2003 and the resulting plan was launched in May 2003. As an outcome, the U.S. sales force was expanded from 41 to 84 territories, each balanced for physician prescribing potential. The geographical size of each territory was reduced significantly, allowing better coverage and focus on the physician target audience. The field sales management structure was streamlined and a specialty force was created to provide increased attention at comprehensive epilepsy centers around the country. While we expect to achieve long-term improvements in sales force productivity and efficiencies, the redeployment of many sales personnel into different roles and/or geographies is likely to result in a short-term decline in productivity. Improvements in sales force productivity may take several quarters to achieve and may not ultimately be realized to the degree or in the time frame currently anticipated.

     International. We market and sell our products through a combination of a direct sales force in certain European countries and distributors elsewhere. As of June 24, 2003, our international organization consisted of 20 full-time employees and a number of independent distributors. The VNS Therapy System is currently sold by a direct sales force in Germany, France, Austria, Switzerland, Belgium, Norway, Sweden, Denmark and the United Kingdom. As of June 24, 2003, we had distribution agreements with independent distributors covering a number of other countries, principally in Europe. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. We intend to seek additional regulatory and reimbursement approvals in the future in those major markets where the VNS Therapy System is not yet approved. The geographic areas initially targeted include South America and the Far East, in particular, Japan. In Japan, we are working with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the VNS Therapy System if such approvals are obtained. The Japanese clinical trial began in July 1993. In February 1998, our Japanese distributor submitted the results of this study, along with our other clinical trial data, to the Japanese Ministry of Health for regulatory approval. Application for reimbursement approval will follow regulatory approval when and if granted.

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

     In deciding to cover a new therapy, payers base their initial coverage decisions on several factors including, but not limited to, the status of FDA's review of the product, CMS coverage decision, Blue Cross/ Blue Shield Technology Evaluation Center, the product's safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. The Cyberonics Reimbursement Department is available to assist hospitals and physicians with any reimbursement questions. The department's Regional Alliance Managers and Reimbursement Case Managers are available through our Reimbursement Hotline, to help with coverage, coding and reimbursement issues. VNS Therapy coverage for epilepsy treatment is generally approved with all payers.

     The success of any new medical device therapy also depends on specific codes that physicians, surgeons and hospitals need to bill for their services. The VNS Therapy has specifically approved codes for physicians, surgeons and hospitals to submit claims for their services, and those recognized by American Medical Association. In making decisions about reimbursement amounts, payers typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms including, but not limited to, discounted charges, per diem amounts, resource-based payment scales, medical surgical case rates and reimbursed costs. We have found that many of these same payment mechanisms have provided reimbursement levels for the VNS Therapy and related services that physicians and hospitals view as adequate to support use of the VNS Therapy.

  MEDICARE

     Effective July 1, 1999, CMS (formerly the Healthcare Financing Administration, or HCFA), issued National Coverage Policy Transmittal 144 (Section 60-22). This policy is in accordance with FDA-labeled usage for the device. Currently, Medicare accounts for a total of 15% to 20% of the patients implanted with VNS Therapy. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare introduced on August 1, 2000 a new prospective payment system based on Ambulatory Payment Classifications (APCs). Effective January 1, 2003, the updated APC rates for the VNS Therapy provide adequate reimbursement to the hospitals. For inpatient implants, Medicare uses a fixed-payment method, which is an all-inclusive prospective amount known as Diagnosis Related Groups or DRGs. Under current DRG groupings, hospital inpatient procedures for implanting the VNS Therapy are assigned to one of two different DRGs based on whether or not the patient has complications or coexisting severe medical problems, also referred to as co-morbidities. In our experience, 90% of the VNS Therapy are implanted in the outpatient setting.

  MEDICAID

     Medicaid programs cover hospital inpatient and outpatient services that are medically necessary and appropriate. Currently, Medicaid accounts for 15% to 20% of patients implanted with the VNS Therapy. Most state Medicaid agencies have developed their own coverage policy for VNS Therapy or adopted the National CMS coverage policy. In many cases, prior authorization is required. Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so vigilant and ongoing work is necessary to ensure continued access and acceptable reimbursement for patients covered by Medicaid programs.

  PRIVATE PAYERS

     Private payers also cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, private payers (commercial, managed care and other third-party payers) account for 55% to 60% of patients implanted with VNS Therapy. As with other payers, many private payers have developed clinical guidelines for coverage or adopted the National CMS coverage policy for use of the VNS Therapy. In most cases, written authorization is required. Reimbursement mechanisms vary by plan.

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

PRODUCT DEVELOPMENT

     Our product development efforts are directed toward improving the VNS Therapy System and developing new products that provide additional features and functionality while improving cost effectiveness. In fiscal 2003, we received approval for a new family of products represented in the Model 102 System, including the VNS Therapy Pulse Model 102 Generator, VNS Therapy Lead Model 302, Model 250 VNS Therapy System Programming Software Version 4.6 for use with the laptop programming system, the Model 250 VNS Therapy Programming Software 6.1 for use with a handheld programming system, VNS Therapy Tunneler Model 402 and VNS Therapy Accessory Pack Model 502. We are conducting ongoing product development programs to design improvements in the VNS Therapy Pulse Generator, the Bipolar Lead and software enhancements. We will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of improved and new products.

COMPETITION

     We believe that in the field of refractory epilepsy, existing and future antiepileptic drugs are and will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor and Parkinson's Disease. We could also face competition from other large medical device companies which have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than us. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We face similar competition with respect to the development and sale of VNS Therapy as a treatment for the other indications we are evaluating, including depression, AD, anxiety disorders and obesity.

     We believe that the primary competitive factors within the epilepsy treatment market are the efficacy and safety of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement, quality of life improvements and product reliability. We also believe that the VNS Therapy System compares favorably with competitive products as to these factors.

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

     We entered into an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we received exclusive licenses on four U.S. method patents (and such international counterparts as have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. We believe that these patents give us an advantage. The license agreement runs for the term of licensed patents, which will give us coverage through 2011. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales for the remaining term of the licensed patents.

     We entered into a license agreement with Huntington Medical Research Institute pursuant to which we have licensed two U.S. patents (including their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor's lead designs for the field-of-use of vagus nerve stimulation for control of epilepsy and other movement disorders and our patented disorders through June 2004. Pursuant to the license agreement, we are obligated to pay the licensor a royalty of 1.0% of net sales of VNS Therapy Systems using the licensor's standard lead (which includes our bipolar lead) and 1.75% of net sales of VNS Therapy Systems which include the licensor's bidirectional lead. We also agreed to pay minimum royalties of $35,000 for each fiscal year for the life of the licensed patents.

     We entered into an exclusive license agreement with Mitchell Roslin, M.D. on a patent application that covers the use of bilateral vagus nerve stimulation for the treatment of obesity. Pursuant to the proposed license agreement terms, we will be obligated to pay the licensor a royalty rate of 1.0% of the first $10 million of net obesity sales and 0.5% of net obesity sales thereafter. The license agreement terms also will obligate us to pay to licensor advances on royalties of $25,000 per year for five years beginning January 1, 2000 and, upon the completion of certain milestones, up to $325,000 in additional advances on royalties.

     In addition to these license agreements, as of June 24, 2003, we had approximately 30 U.S. device and method patents and patent applications pending, covering various aspects of the VNS Therapy System and the VNS method of treatment for a variety of disorders. In addition to movement disorders, other method patents cover the fields of eating disorders including obesity, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, including depression and anxiety disorders, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain key international jurisdictions.

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

GOVERNMENT REGULATION

     The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous regulation in the U.S. by federal agencies, primarily FDA, and by comparable state agencies. In the U.S., the VNS Therapy System is regulated as a medical device and is subject to FDA's premarket approval requirements. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into three classes, class I, II or III. New class III devices, such as the VNS Therapy System, are subject to the most stringent FDA review, and require submission and approval of a premarket application before commencement of marketing, sales and distribution in the U.S.

     In July 1997, we received FDA approval to market the VNS Therapy System in the U.S. for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. While we have satisfied FDA's requirements to commence domestic sales of our product, we continue to be subject to FDA's ongoing requirements to maintain regulatory compliance. Additionally, pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct clinical follow-up on a total of 50 patients during the first five years of stimulation and to monitor the safety and tolerability of the VNS Therapy System. This post-market surveillance has been completed and the final report provided to the FDA in November 2002. In addition, we have been required by FDA to continue to provide information about which patients benefit most from the device as well as information on any deaths that occur in patients who have the device implanted. FDA may raise additional concerns in the future, and any such concerns could significantly impact our business prospects. Accordingly, compliance with FDA regulations and requirements is a priority for us and critical for the continued success of our business.

     In July 1999, FDA granted Expedited Review status for a future premarket approval application for the VNS Therapy System for the treatment of depression in patients with unipolar and bipolar depressive disorder. During fiscal 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation using the VNS Therapy System in patients with treatment-resistant chronic or recurrent depression. The study protocol included 30 patients treated for three months with long-term follow-up. In September 1999, FDA granted approval for expansion of the pilot clinical study, increasing the number of study sites from four to five and the number of patients from 30 to 60. The acute phase of the 60 patient pilot study was completed in fiscal year 2001. In October 1999, FDA granted unconditional approval for a pivotal clinical study of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. In June 2001, FDA approved an expansion of the depression pivotal study to include up to an additional 30 implanted patients. Enrollment in the U.S. pivotal study including the 30 additional patients was completed by June 30, 2001. In January 2002, the acute results of the D-02 study on VNS Therapy were completed and unblinded. The D-02 acute results reported (1) a 15% response rate in the active treatment group, which did not represent a statistically significant improvement over the placebo group, (2) a 10% response rate in the placebo group, confirming the treatment-resistant nature of the study population, (3) completion of the acute phase by 97% of the active treatment group, confirming the good short-term tolerability of VNS Therapy, (4) few significant adverse events, confirming the safety of the implant procedure and good short-term tolerability of VNS Therapy in depression and (5) a statistically significant difference favoring VNS in one of the secondary outcome measures, the IDS. In September 2002, we submitted an IDE-S to FDA for our revised statistical plan for the D-02 study, amending the D-02 protocol's statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy using existing long-term data collected as already specified in the D-02 protocol. The plan has three principal components:
(1) the primary analysis is the determination of the statistical significance of the improvements over

12 months of the D-02 patients compared to their baseline by a repeated measures linear regression analysis; (2) the determination of the clinical significance of the 12-month outcome in the D-02 patients by calculating the percentage of patients who achieve and sustain a response between months nine and 12 of treatment; and (3) the determination of the causality of the D-02 outcomes by comparison with the D-04 outcomes by using a repeated measures linear regression analysis on the IDS-SR as the primary outcome and using ANCOVA for the HRSD score after 12 months of treatment as a secondary outcome.

     In April 2000, the Swedish government approved a pilot clinical study of VNS Therapy for the treatment of AD. Shortly thereafter, we launched a pilot study of left cervical VNS Therapy in up to 10 implanted patients with a study protocol of three months in the acute study and long-term follow-up. In November 2000, the results from the 10 patient pilot study were released. After three months of VNS Therapy, eight of the 10 patients with AD responded where response is defined as an improvement in or no worsening of AD symptoms based on the Alzheimer's Disease Assessment Scale-cognitive (ADAS-cog). Of the eight responders, six had improvements in their symptoms of AD and two had no worsening. After six months of VNS Therapy, seven of the eight initial responders continued to sustain their response by having improvements in symptoms compared to their baseline ADAS-cog assessments. Patients with AD typically worsen nine points in the ADAS-cog each year. The 10 patients in the VNS Therapy study had a median improvement in the ADAS-cog of three points after six months of VNS Therapy. In November 2001, we received approval to extend the AD pilot study to a total of three sites and 30 patients.

     In December 2000, FDA granted Cyberonics an unconditional IDE for a pilot study of VNS Therapy with the VNS Therapy System in treating patients with OCD, PD and adult onset PTSD, three of the five major types of anxiety disorders. Up to 30 patients at four sites can be implanted with the VNS Therapy System and stimulated with left cervical VNS Therapy.

     In August 2000, FDA approved an IDE for a clinical pilot study utilizing a new type of VNS Therapy to treat obesity. Shortly thereafter, we launched a two-phase safety and efficacy study using the VNS Therapy System to treat obesity. In the first phase, six patients were implanted and treated. If the results of the first phase justify continued research, up to 24 additional patients will be treated in Phase II, for a total of up to 30 implanted and treated patients in the pilot study. During fiscal 2003, we completed and closed Phase I. No additional studies in the treatment of obesity are planned at this time.

     We will be required to obtain FDA approval of a new premarket application or premarket application supplement before making any change to the VNS Therapy System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New premarket applications and premarket application supplements generally require submission of information needed to support the proposed change and may require additional clinical data. If clinical data are required for a new indication, FDA can additionally require review of the results of a clinical study by one of their Advisory Panels. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, we could be required to obtain FDA's approval of an investigational device exemption, or IDE, before beginning such testing. We intend to sponsor additional clinical trials of the VNS Therapy System in the U.S. for non-epilepsy central nervous system disorders. We believe that we will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards, also referred to as IRBs, established pursuant to FDA regulations. We may be unable to obtain any required FDA or IRB approvals for such clinical trials or to complete the studies in a timely manner. Further, the information obtained may not be sufficient to support the filing or approval of a new premarket application or premarket application supplement for the proposed changes. Any of these events would prevent us from obtaining approvals to market our product for the indications which could harm our business.

     We are required to register, and have registered, as a medical device manufacturer with FDA and state agencies and to list our products with FDA. Our facilities are subject to inspection on a routine basis by FDA for compliance with FDA's QSR and other applicable regulations. The QSR imposes procedural and documentation requirements upon us with respect to product designs, manufacturing, testing, control, process validation and similar activities. We received a joint inspection by FDA and the Texas Department of Health (TDH) in January 2001 which yielded inspectional observations resulting in Warning Letters being issued to the Company by FDA and TDH. These Warning Letters were issued on March 23, 2001 and March 9, 2001 respectively, for not fully complying with the Medical Device Reporting Regulation, 21CFR 803 and associated corrective preventive action as required under the Quality System Regulation, 21CFR 820.100. We voluntarily provided a written response, dated February 22, 2001, which detailed our corrective action plan to both FDA and TDH before either Warning Letters were issued. Both FDA and TDH Warning Letters, issued subsequent to the Cyberonics voluntary response, formally acknowledged receipt of the Cyberonics' response and that the corrective action plan was adequate. Subsequently, a joint follow-up inspection by FDA and TDH in January 2002 resulted in FDA closing out the Warning Letter of March 23, 2001. TDH stated that they were also fundamentally satisfied with Cyberonics' corrective actions relative to compliance with the Medical Device Reporting Regulations referenced in TDH Warning Letter of March 9, 2001. However, TDH issued a Warning Letter II, dated March 6, 2002, relative to promptness of complaint processing as similar objections were mentioned in their March 9, 2001 letter. TDH believed that complaint handling procedures could be improved and TDH formally accepted the February 20, 2002 Cyberonics' response detailing the corrective action taken in this regard. On October 9, 2002, TDH performed a follow-up inspection which resulted in TDH closing out the Warning Letter II of March 6, 2002.

     Regulations governing such matters as device tracking and post-market surveillance also apply to the VNS Therapy System. FDA also actively enforces regulations prohibiting marketing of products for non-indicated uses. The advertising of most FDA-regulated products, including the VNS Therapy System, is also subject to Federal Trade Commission jurisdiction and we are also subject to the Occupational Safety and Health Administration and other governmental entities.

     The Health Insurance Portability and Accountability Act (HIPAA) regulations were fully implemented in April 2003. Under the HIPAA privacy rule, the privacy of all medical records, billing records, and other health information must be protected. Our proprietary patient identification and pull-through sales and marketing model relies on direct contact with patients to verify their insurance and provide education on VNS Therapy. While our sales and market model is fully compliant with HIPAA regulations, some institutions and physicians may initially choose to limit direct access to patient information and their patients, which could negatively impact awareness and acceptance of VNS Therapy among patients and physicians.

     Clinical testing, manufacturing and sale of our products outside of the U.S. are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the U.S., and which vary from country to country. In order to market and sell our product in the European community, we must comply with the medical device directives. Cyberonics also complies with the ISO 9001, which is similar to FDA's QSR as well as ISO13485 and EN46001. We are audited on a voluntary basis for compliance with these directives. We have obtained several foreign governmental approvals, including the approval to use the European Union CE Mark for epilepsy and depression, and have applied for additional approvals. However, we may not be granted the necessary approvals, including approval of new premarket applications or supplements to existing premarket applications for the VNS Therapy System, on a timely basis or at all. Delays in receipt of or failure to receive these approvals, or the withdrawal of previously received approvals, could harm our international operations and our business.

     Changes in existing requirements or the adoption of new requirements could significantly harm our ability to comply with regulatory requirements. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions.

PRODUCT LIABILITY AND INSURANCE

     The manufacture and sale of our products subjects us to the risk of product liability claims. As with all medical device businesses, the consequences of a failure of our product may be life-threatening. Although we maintain product liability insurance, coverage limits may not be adequate. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business, results of operations and financial condition.

EMPLOYEES

     As of June 24, 2003, we had 479 full-time employees. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

FINANCIAL INFORMATION WITH GEOGRAPHIC AREAS

     A discussion of our financial information about geographic areas is described in Note 13 to the consolidated financial statements attached hereto.

CAUTIONARY FACTORS

     A number of statements contained in this document and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. Accordingly, they are considered "forward-looking" statements which indicate current expectations of future events. These statements can generally be identified by the use of terminology such as "expect," "may," "will," "intend," "anticipate," "believe," "estimate," "could," "possible," "plan," "project," "forecast," and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, product development programs, clinical and new indication development programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to: continued market acceptance of VNS Therapy and sales of our product; the development and satisfactory completion of clinical trials and/or market tests of VNS Therapy for the treatment of depression, Alzheimer's Disease, anxiety or other indications; adverse changes in coverage or reimbursement amounts by third-parties; intellectual property protection and potential infringement claims; maintaining compliance with government regulations and obtaining necessary government approvals for new applications; product liability claims and potential litigation; reliance upon single suppliers and manufacturers for certain components and the accuracy of management's estimates of future expenses and sales. Consequently, no forward-looking statements can be guaranteed and actual outcomes may vary materially.

EXECUTIVE OFFICERS OF THE COMPANY

     Robert P. Cummins, age 49, became a director of Cyberonics in June 1988. He was appointed President and Chief Executive Officer of Cyberonics in September 1995. He was appointed Chairman of the Board of Cyberonics in June 2001. Until September 1995, Mr. Cummins was also a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Until July 1998, Mr. Cummins was also a director of Sigma Circuits Inc., a manufacturer of electronic interconnect products.

     Pamela B. Westbrook, age 45, joined Cyberonics as Vice President, Finance and Administration and Chief Financial Officer in October 1998. She was appointed Secretary of Cyberonics in June 2001. Ms. Westbrook has over 20 years in financial management experience and over 17 years in medical device industry experience. From April 1998 to October 1998, she served as Chief Financial Officer for Physicians Resource Group, an ophthalmic physician practice management company. Prior to that, from November 1986 to March 1998, Ms. Westbrook worked for SulzerMedica, a leading manufacturer of implantable medical devices including pacemakers, heart valves and orthopedic implants. During her employment with

SulzerMedica, Ms. Westbrook was Vice President, Finance for SulzerMedica, and Vice President, Controller for Sulzer Cardiovascular Prosthesis Division.

     Michael A. Cheney, age 49, joined Cyberonics in July 2001 as Vice President of Marketing and Managing Director of the Depression Business Unit. Mr. Cheney has more than 18 years of pharmaceutical marketing and product launch experience. Most recently, Mr. Cheney was Senior Director, Obesity Business Unit at Knoll Pharmaceutical Company (recently acquired by Abbott Laboratories), where he was responsible for the launch of Meridia(R) (sibutramine hydrochloride), a leading anti-obesity drug. Prior to that, Mr. Cheney was Group Director, Central Nervous System Therapeutics Marketing at Wyeth-Ayerst Laboratories, a subsidiary of American Home Products, where he was responsible for the marketing of Effexor(R) (venlafaxine hydrochloride) and the launch of Effexor(R) XR, a leading brand of medication for the treatment of depression.

     Shawn P. Lunney, age 39, joined Cyberonics in April 1991 and served in various sales, marketing and reimbursement planning positions until May 1996, when he became Vice President, Marketing. He is currently serving as Vice President of Market Development. Prior to joining Cyberonics, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer from December 1985 to April 1991.

     Richard L. Rudolph, M.D., age 54, joined Cyberonics in August 2001 as Vice President, Clinical and Medical Affairs and Chief Medical Officer. He has 17 years of pharmaceutical research, medical and management experience in the neuroscience area. Dr. Rudolph was responsible for the long-term clinical development of a major antidepressant through all phases of drug development from Phase I to Phase IV. He has authored and co-authored numerous publications. Most recently, Dr. Rudolph was Senior Director, Clinical Research and Development at Wyeth-Ayerst Research. During his 16 year career at Wyeth-Ayerst, Dr. Rudolph was responsible for numerous clinical studies and research on Effexor(R) (venlafaxine hydrochloride) and Effexor(R) XR, a leading brand of medication for the treatment of patients with depression and generalized anxiety disorder.

     Alan D. Totah, age 59, joined Cyberonics as Vice President, Regulatory Affairs in February 2001. Mr. Totah is a Certified Regulatory Affairs Professional and has over 31 years of medical industry regulatory affairs, quality control and quality assurance management experience including 20 years in cardiac rhythm management and regulatory affairs management at Medtronic and Sulzer Intermedics. Most recently, Mr. Totah was Senior Regulatory Manager, Heart Failure and Low Power Leads at Medtronic Inc. Prior to that, he spent 18 years at Sulzer Intermedics, most recently as Director, Regulatory Affairs.

     W. Steven Jennings, age 51, joined Cyberonics in May 2003 as Vice President, Sales. Mr. Jennings has more than 25 years of pharmaceutical sales and marketing experience, including over 15 years of sales management experience at Solvay Pharmaceuticals, CIBA GEIGY and Reed & Carnrick Pharmaceuticals. Most recently, Mr. Jennings was Global Vice President, Gastrointestinal and Women's Health at Solvay where he was responsible for worldwide sales and marketing for the two largest of Solvay's four pharmaceutical divisions. During his 10-year career at Solvay, he previously held positions in product management, regional and U.S. national sales management and as a Business Director for Solvay's Mental Health and Cardiovascular business.

INTERNET WEBSITE OF THE COMPANY

     The Company's internet address is www.cyberonics.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to the Securities and Exchange Commission (SEC).

ITEM 2.  PROPERTIES

     We lease approximately 122,513 square feet of office and manufacturing space in Houston, Texas through December 2009. We also lease approximately 5,400 square feet in a sales office in Brussels, Belgium through April 2010.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a named defendant in lawsuits from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect the outcome of these matters to have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Results of the votes taken in connection with our annual meeting of stockholders held on November 21, 2002 are set forth below. At our annual meeting, stockholders were asked to consider and act upon (1) the election of Directors for the ensuing year; (2) a proposal to amend the Cyberonics, Inc. 1997 Stock Plan to increase the number of Common Shares available for issuance under the plan by an aggregate of 1,000,000 shares; and (3) a proposal to ratify the appointment of KPMG LLP as independent accountants to examine the consolidated financial statements and books and records of Cyberonics, Inc. and subsidiary for the fiscal year ended April 25, 2003. The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

  (1) Election of Directors:

NAME OF NOMINEE                                               VOTES FOR    VOTES AGAINST
---------------                                               ----------   -------------
Robert P. Cummins...........................................  18,998,063      573,124
Reese S. Terry..............................................  19,083,585      487,602
Stanley H. Appel, M.D. .....................................  18,582,639      988,548
Tony Coelho.................................................  18,650,118      921,069
Thomas A. Duerden, Ph.D. ...................................  19,082,945      488,242
Michael J. Strauss, M.D. ...................................  19,177,165      394,022
Alan J. Olsen...............................................  19,162,245      408,942
Ronald A. Matricaria........................................  18,658,759      912,428

  (2) Proposal to amend the Cyberonics, Inc. 1997 Stock Plan to increase the number of Common Shares available for issuance under the plan by an aggregate of 1,000,000 shares:

Number of Votes For: .......................................  11,647,362
Number of Votes Against: ...................................   7,511,099
Number of Votes Abstaining: ................................     411,926
Number of Broker Non-Votes: ................................           0

  (3) Proposal to ratify the appointment of KPMG LLP as independent accountants to examine the financial statements and books and records of Cyberonics, Inc. for the 2003 fiscal year:

Number of Votes For: .......................................  19,548,544
Number of Votes Against: ...................................      10,109
Number of Votes Abstaining: ................................      12,534
Number of Broker Non-Votes: ................................           0

     In April 2002, Arthur Andersen LLP was dismissed as our independent accountants for the 2002 fiscal year. See "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the Nasdaq National Market under the symbol "CYBX." The high and low sale prices for our Common Stock during fiscal 2002 and 2003 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED APRIL 26, 2002
  First Quarter.............................................  $17.00   $10.40
  Second Quarter............................................   19.20    13.65
  Third Quarter.............................................   29.75    11.47
  Fourth Quarter............................................   17.00    12.56
FISCAL YEAR ENDED APRIL 25, 2003
  First Quarter.............................................  $16.40   $ 9.26
  Second Quarter............................................   19.70    12.20
  Third Quarter.............................................   20.50    14.47
  Fourth Quarter............................................   23.25    16.07

     The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of our Common Stock has in the past been, and may in the future be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the VNS Therapy System for existing and new indications, fluctuations in our sales and operating results, product and component supply issues, government approval status, announcements of technological innovations or new products by our competitors, changes in estimates of our performance by securities analysts, failure to meet securities analysts' expectations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or others may have a significant affect on the market price of the Common Stock. In addition, the price of our stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to our operating performance.

     As of June 24, 2003, there were 431 stockholders of record.

     We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our financial condition, results of operations and other factors deemed relevant by our Board of Directors.

     Please refer to Item 12 of this Annual Report concerning securities authorized under our Equity Compensation Plans.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data for the 10 months ended April 27, 2001 and the 52 weeks ended April 26, 2002 and April 25, 2003 is derived from consolidated financial statements which are included elsewhere herein. The selected financial data for the 10 months ended in April 27, 2001 has been audited by Arthur Andersen LLP, and for the 52 weeks ended April 26, 2002 and April 25, 2003 has been audited by KPMG LLP, both independent auditing firms. The selected financial data for the 12 months ended April 27, 2001 which were not audited due to the Company's change in fiscal year, and are presented here for comparison purposes only. The selected financial data for the years ended June 30, 2000, and June 30, 1999 are derived from audited consolidated financial statements not included herein. See Item 9. "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                                 52 WEEKS ENDED                     10 MONTHS
                                 ----------------------------------------------       ENDED         12 MONTHS ENDED JUNE 30
                                   APRIL 25,       APRIL 26,       APRIL 27,        APRIL 27,     ---------------------------
                                     2003            2002             2001            2001            2000           1999
                                 -------------   -------------   --------------   -------------   ------------   ------------
                                                                 (UNAUDITED)(1)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net sales......................  $ 104,466,998   $  70,111,293   $  53,567,994    $  43,418,736   $ 47,888,733   $ 29,927,476
Cost of sales..................     16,066,229      13,616,374      14,338,769       11,806,353     11,833,507      7,736,137
                                 -------------   -------------   -------------    -------------   ------------   ------------
Gross profit...................     88,400,769      56,494,919      39,229,225       31,612,383     36,055,226     22,191,339
Operating expenses:
  Selling, general and
    administrative.............     65,842,238      59,190,554      39,826,652       33,571,072     33,269,266     29,585,570
  Research and development.....     17,874,909      24,516,547      19,414,819       17,201,179      8,037,096      6,724,106
  Non-recurring charges........             --              --       6,467,415        6,467,415             --             --
                                 -------------   -------------   -------------    -------------   ------------   ------------
    Total operating expenses...     83,717,147      83,707,101      65,708,886       57,239,666     41,306,362     36,309,676
Interest income................        471,213       1,264,853       1,428,845        1,141,939      1,364,985      1,465,549
Interest expense...............       (413,192)       (266,270)        (68,868)         (65,331)        (3,349)            --
Other income (expense), net....        572,851          93,694         (37,544)        (147,058)       (44,894)       115,236
                                 -------------   -------------   -------------    -------------   ------------   ------------
Earnings (loss) before
  cumulative effect of a change
  in accounting principle......      5,314,494     (26,119,905)    (25,157,228)     (24,697,733)    (3,934,394)   (12,537,552)
Cumulative effect on prior
  years (to June 30, 1999) of
  changing to a different
  method of depreciation.......             --              --              --               --        881,150             --
                                 -------------   -------------   -------------    -------------   ------------   ------------
Earnings (loss) before income
  taxes........................      5,314,494     (26,119,905)    (25,157,228)     (24,697,733)    (3,053,244)   (12,537,552)
Taxes on earnings..............        129,563              --              --               --             --             --
                                 -------------   -------------   -------------    -------------   ------------   ------------
Net earnings (loss)............  $   5,184,931   $ (26,119,905)  $ (25,157,228)   $ (24,697,733)  $ (3,053,244)  $(12,537,552)
                                 =============   =============   =============    =============   ============   ============
Basic earnings (loss) per
  share........................  $        0.24   $       (1.21)  $       (1.31)   $       (1.27)  $      (0.17)  $      (0.72)
Diluted earnings (loss) per
  share........................  $        0.22   $       (1.21)  $       (1.31)   $       (1.27)  $      (0.17)  $      (0.72)
                                 =============   =============   =============    =============   ============   ============
Shares used in computing basic
  earnings (loss) per share....     22,034,651      21,655,009      19,247,253       19,382,460     18,044,692     17,503,169
Shares used in computing
  diluted earnings (loss) per
  share........................     23,173,324      21,655,009      19,247,253       19,382,460     18,044,692     17,503,169
                                 =============   =============   =============    =============   ============   ============
CONSOLIDATED BALANCE SHEET DATA
  (AS OF YEAR END):
Cash, cash equivalents and
  marketable securities........  $  43,576,305   $  38,195,962   $  57,250,907    $  57,250,907   $ 20,537,450   $ 24,858,123
Total assets...................     74,954,731      64,322,876      78,314,924       78,314,924     44,498,435     39,783,153
Accumulated deficit............   (124,565,217)   (129,750,148)   (103,630,243)    (103,630,243)   (78,932,510)   (75,879,266)
Common stockholders' equity....     48,512,003      36,613,813      59,647,084       59,647,084     38,407,975     33,448,445

---------------

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

SUMMARY

     We were founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Clinical trials of the VNS Therapy System began with the first patient implant in November 1988 under IDE from FDA. We received FDA approval to market the VNS Therapy System in the U.S. in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We were granted regulatory approval in 1994 to market and sell the VNS Therapy System in the member countries of the European Union and we also have permission to sell in certain other international markets with the broader indication of refractory epilepsy and without discrimination to patient age.

     In March 2001, the VNS Therapy System was approved by N.V. KEMA, an official notified body representing the European Union countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant major depressive episode. This CE Mark approval, by definition includes the treatment of depression in patients with major depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder, or manic depression. In April 2001, the VNS Therapy System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant major depressive episode. The Canadian approval is similar to CE Mark European approval in that patients with unipolar depression and bipolar depression are included. Although VNS Therapy using the VNS Therapy System has been approved in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes in these countries until reimbursement approvals have been received in each country and we have received regulatory approval in the U.S.

     From inception through July 1997, our primary focus was on obtaining FDA approval for the VNS Therapy System for the treatment of epilepsy. Since inception, we have incurred substantial expenses, primarily for research and development activities which include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and system infrastructure. We have also made significant investments in recent periods in connection with the U.S. market launch of the VNS Therapy System and the clinical research costs associated with new indications development, most notably depression. For the period from inception through April 25, 2003, we incurred a cumulative net deficit of approximately $124.6 million. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before calendar 2005, if at all. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors.

     In March 2001, we elected to change our fiscal year from June 30 to a 52/53 week year ending on the last Friday in April of each year, effective April 27, 2001. Accordingly, fiscal 2003 started April 27, 2002 and ended April 25, 2003, fiscal 2002 started April 28, 2001 and ended April 26, 2002 and fiscal 2001 started July 1, 2000 and ended April 27, 2001.

     The Company's future success is dependent upon a number of factors which include, among others, achieving market acceptance and generating sufficient sales volume, obtaining and maintaining regulatory and reimbursement approvals for our products, the possibility of competition and technological changes, developing our sales, marketing and corporate infrastructures, maintaining an uninterrupted supply of certain sole source components and materials, adding sufficient manufacturing capacity to meet future possible product demand, possible product liability or recall, and reliance on key personnel.

CRITICAL ACCOUNTING POLICIES

     The Company considers the following accounting policies as the most critical because, in management's view, they are most important to the portrayal of the Company's consolidated financial condition and results and most demanding in terms of requirements and other exercises of judgment.

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

     Fair Value of Financial Instruments. The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and line of credit approximate their fair values due to the short-term maturity of these financial instruments.

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

     Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which disclosures are presented in Note 1, "Summary of Significant Accounting Policies and Related Data -- Stock Options." Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee option grants for options granted under those plans having an exercise price equal to the market value of the underlying common stock on the date of grant.

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

RESULTS OF OPERATIONS

     Net Sales. Net sales for the 52 weeks ended April 25, 2003 totaled $104.5 million, compared to net sales of $70.1 million for the 52 weeks ended April 26, 2002 and $53.6 million for the 52 weeks ended April 27, 2001. Net sales of $104.5 million for fiscal 2003 increased over fiscal 2002 by 49% due to increases in unit sales and increases in average selling prices. Net sales of $70.1 million for fiscal 2002 increased over fiscal 2001 by 31% due to increases in unit sales and increases in average selling prices. U.S. net sales for the 52 weeks ended April 25, 2003 were $95.8 million, compared to $63.8 million and $47.7 million for the 52 weeks ended April 26, 2002 and April 27, 2001, respectively. International sales for the 52 weeks ended April 25, 2003 were $8.7 million compared to $6.3 million and $5.9 million for the 52 weeks ended April 26, 2002 and April 27, 2001, respectively. Future increases in net sales will depend upon increased market acceptance for the VNS Therapy System and upon expanding our reimbursement from third-party payers. We cannot assure you that sales levels in subsequent periods will increase at the rates experienced in recent periods or at all.

     Gross Profit. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties, and the acquisition cost of raw materials and components. Gross margin was 84.6% for the 52 weeks ended April 25, 2003, as compared to 80.6% and 73.2% for the 52 weeks ended April 26, 2002 and April 27, 2001, respectively. The increase in gross margin in fiscal 2003 and fiscal 2002 is the result of increases in average selling prices and improvement in manufacturing production efficiencies. We are obligated to pay royalties at a rate of 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates, and the levels of production volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $65.8 million or 63.0% of net sales for the 52 weeks ended April 25, 2003, as compared to $59.2 million or 84.4% of net sales for the 52 weeks ended April 26, 2002 and $39.8 million or 74.3% of net sales for the 52 weeks ended April 27, 2001. The increase of 11% in fiscal year 2003 expenses over the prior year reflects additional expenses required to support sales volume growth of approximately 33%. The increase of 49% in fiscal 2002 expenses over the prior year is primarily due to the additional marketing programs implemented to expand awareness and acceptance of VNS Therapy, increased participation in industry marketing events and increased administrative staffing levels to support the growth of the organization.

     Research and Development Expenses. Research and development expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. Research and development expenses were $17.9 million, or 17.1% of net sales for the 52 weeks ended April 25, 2003, compared to $24.5 million, or 35.0% of net sales for the 52 weeks ended April 26, 2002 and $19.4 million, or 36.2% of net sales for the 52 weeks ended April 27, 2001. The decrease of $6.7 million, or 27% in fiscal 2003 over the prior year is due to reduced spending in new indications development, primarily in the depression pivotal study costs which were significantly lower in fiscal 2003 as the clinical program progressed into the long term, lower cost phase of the D-02 study. The increase of $5.1 million or 26% in fiscal 2002 over the prior year is due to the additional costs associated with the enrollment and acute phase of the depression pivotal study and other new indication pilot studies and expanded regulatory activities.

     Non-recurring Charges. Non-recurring charges were $6.5 million for the 52 weeks ended April 27, 2001. On September 11, 2000, Medtronic, Inc. (Medtronic) publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6.5 million which includes investment banking fees to Morgan Stanley Dean Witter of $6.0 million. The Company also incurred legal, accounting and consulting fees of approximately $350,000 and other related costs of $117,000.

     Interest Income. Interest income was $471,000 during the 52 weeks ended April 25, 2003, compared to $1,265,000 for the 52 weeks ended April 26, 2002 and $1,429,000 for the 52 weeks ended April 27, 2001. Interest income declined in fiscal 2003 due to lower average interest rates and lower average cash balances on hand throughout the year.

     Interest Expense. Interest expense was $413,000 for the 52 weeks ended April 25, 2003, as compared to $266,000 for the 52 weeks ended April 26, 2002 and $69,000 for the 52 weeks ended April 27, 2001. Interest expense has increased due to the expanded use of a $10 million credit facility established in September 2001 and includes interest expense on capital leases for manufacturing equipment which bears interest at 6.56% over a term of five years. The credit facility was increased to $25 million in April 2003 and bears interest at the designated bank rate plus 1.5% on the greater of $3,000,000 or the average of net balances owed by the Company at the close of each day during the month.

     Other Income (Expense), Net. Other income (expense), net, was $573,000 for the 52 weeks ended April 25, 2003, compared to $94,000 during the 52 weeks ended April 26, 2002 and ($38,000) for the 52 weeks ended April 27, 2001. In all reported periods, other income (expense) consisted primarily of net gains and losses resulting from fluctuations in foreign currency transactions and rates. We expect other income (expense) to fluctuate in future periods depending upon fluctuations in currency exchange rates.

     Income Taxes. At April 25, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $112.3 million. The following is a reconciliation of statutory federal income tax rates to the Company's effective income tax rate expressed as a percentage of income from operations before income taxes:

                                          52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                                            APRIL 25,        APRIL 26,         APRIL 27,
                                               2003             2002             2001
                                          --------------   --------------   ---------------
Provision for Income Taxes..............     $129,563             --                --
                                             ========          =====             =====
U.S. statutory rate.....................         34.0%         (34.0)%           (34.0)%
Increase in deferred tax valuation
  allowance.............................        (29.5)          37.6              37.4
State & local tax provision.............          1.7             --                --
Other, net..............................         (3.7)          (3.6)             (3.4)
                                             --------          -----             -----
                                                  2.5%           0.0%              0.0%
                                             ========          =====             =====

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through public and private placements of our securities. In February 2001, we raised approximately $42.4 million from the sale of Common Stock in a private offering. In September 2001, we established a revolving credit facility for $10,000,000 with a term of three years. This credit facility was expanded to $25,000,000 in April 2003 and it is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. The net available borrowing base at April 25, 2003 was $655,000. Interest is payable at the amount of the designated bank rate of 4.25% as of April 25, 2003 plus 1.5% totaling 5.75% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the modified terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%. As of April 25, 2003, we had $8,370,000 in borrowings outstanding under the credit facility.

     During fiscal 2003, cash on hand increased by $5,380,000 to $43,576,000. Net cash provided by operating activities in fiscal 2003 was $1,276,000, compared to net cash used in operating activities in fiscal 2002 of $23,047,000. The increase in cash provided by operating activities was primarily the result of the improved earnings performance in fiscal 2003, as net earnings increased by $31,305,000 over prior year, resulting in net income of $5,185,000 for the year ended April 25, 2003. In addition, we received approximately $6,476,000 in fiscal 2003 in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans and $1,870,000 in proceeds from the revolving credit facility. Cash proceeds during the period were primarily used to fund working capital and capital expenditures.

     During fiscal 2002, cash on hand decreased by $17,263,000 to $38,196,000. Net cash used in operating activities was approximately $23,047,000, compared to net cash used in operating activities in the prior year of $5,717,000. The increase in cash used in operating activities was primarily due to increases in working capital supporting the growth of the company. In fiscal 2002, we received $6,500,000 in proceeds from the revolving line of credit and $2,688,000 in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans. Cash proceeds during the period were primarily used to fund working capital and capital expenditures.

     During the 12 months ended April 27, 2001, cash on hand increased by $38,974,000 to $55,459,000. Net cash used in operating activities in fiscal 2001 was $5,717,000. We raised approximately $42,400,000 from the sale of Common Stock in a private equity offering. In addition, we received approximately $3,000,000 in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans. Cash proceeds during the period were primarily used to fund working capital and capital expenditures.

     We are a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $3.5 million as of April 25, 2003. Although we have no firm commitments, we expect to make capital expenditures of approximately $5.5 million during fiscal 2004, primarily to expand manufacturing capabilities, and to enhance business infrastructure and facilities. Our current projections indicate that we have sufficient funds and cash flow resources to fund anticipated business activities through fiscal 2005 without additional financing.

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

                                                                                                 TOTAL
                                     LINE OF     CAPITAL LEASE     OPERATING                  CONTRACTUAL
                                      CREDIT     OBLIGATIONS(1)    LEASES(2)    MEETINGS(3)   OBLIGATIONS
                                    ----------   --------------   -----------   -----------   -----------
CONTRACTUAL OBLIGATIONS:
  Less Than One Year..............  $8,370,000      $132,133      $ 2,104,689    $831,610     $11,438,432
  1-3 Years.......................          --       141,066        4,681,963      66,580       4,889,609
  4-5 Years.......................          --            --        4,701,506          --       4,701,506
  Over Five Years.................          --            --        4,071,337          --       4,071,337
                                    ----------      --------      -----------    --------     -----------
     Total Contractual
       Obligations................  $8,370,000      $273,199      $15,559,495    $898,190     $25,100,884
                                    ==========      ========      ===========    ========     ===========

---------------

(1) Consists of capital lease obligations related to manufacturing equipment.

(2) Consists of operating lease obligations related to facilities and office equipment.

(3) Reflects amounts we expect to expend in connection with sales, marketing and training events.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. In general, the provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated operating results or financial condition.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated operating results or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This statement is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated operating results or financial condition.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period and it applies to nonpublic enterprises as of the end of the applicable annual period. The adoption of FIN No. 46 will not have a material impact on the Company's consolidated operating results or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for the first fiscal period beginning after December 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company's consolidated operating results or financial condition.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     In addition to the factors described above in this section and in the section of this Annual Report on Form 10-K entitled "Business," the following additional factors could affect our future results.

     Our common stock price constantly changes. A public market for our common stock has existed since 1996. Our common stock is now traded on the Nasdaq National Market under the ticker symbol "CYBX." The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the fiscal year ended April 25, 2003, our stock has traded from a low of $9.26 to a high of $23.25 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

     - quarterly variations in our sales and operating results;

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

     - sales of common stock by the Company, its officers and members of its Board of Directors; and

     - changes in the general conditions of the economy.

     In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy System in the U.S. before calendar 2005, if at all. Although sales of the VNS Therapy System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, AD applications and obesity. Our inability to commercialize successfully the VNS Therapy System for depression, obesity and other indications will severely harm our future growth.

     We may not be able to continue to expand market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been used in approximately 22,000 patients through June 24, 2003, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the VNS Therapy System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.

     We may not be successful in our marketing and sales efforts, which could severely harm our business. The realignment and reorganization of the U.S. sales force implemented in May 2003 resulted in hiring several new sales representatives and regional managers, who will require training and time on the job to become effective. This reorganization also created changes in geography, physician audience or job roles for a substantial portion of the tenured sales force. While we believe these changes should ultimately improve productivity and performance going forward, we cannot assure you that those outcomes will be achieved. The disruption caused by territory realignment and expansion could take longer than expected to yield improvements in productivity and efficiency. The time necessary for personnel to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve annual revenue growth or achieve our quarterly revenue targets could substantially harm our results of operations and financial condition.

     Patient confidentiality and regulations such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 may limit our ability to secure a third-party payment for our patients and impact our patient pull-through selling model. HIPAA regulations are required to be fully implemented for all health care providers by April 14, 2003. Under the HIPAA privacy rule, the privacy of all medical records, billing records, and other identified health information ("Protected Health Information" or "PHI") must be protected. Such regulations may hinder our ability to utilize our Patient Identification and Qualification (PIQ) process as well as our VNS Patient Outcomes Registry (Registry), both of which are key elements of our patient pull-through sales mode. The discontinuation of our PIQ and Registry processes could severely limit our ability to market and sell VNS Therapy under our existing sales model and could harm our business growth and financial condition.

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

     Our current and future expense estimates are based, in large part, on estimates of future sales, which are difficult to predict. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected sales shortfall. If increased expenses are not accompanied by increased sales, our results of operations and financial condition for any particular quarter could be harmed.

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

     We may not be successful in our efforts to develop VNS Therapy for the treatment of depression, AD, anxiety, obesity, or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for depression, AD, anxiety and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-22 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Audit Committee of the Board of Directors annually considers and selects Cyberonics' independent public accountants. As recommended by Cyberonics' Audit Committee, Cyberonics' Board of Directors on April 10, 2002 decided to dismiss Arthur Andersen LLP as Cyberonics' independent public accountants.

     Arthur Andersen LLP's reports on Cyberonics' consolidated financial statements did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     Through the date of Arthur Andersen LLP's dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with Arthur Andersen LLP's report; and during Arthur Andersen LLP's engagement there were no "reportable events" of the kind listed in Item 304(a)(1)(v) of Regulation S-K.

     Cyberonics provided Arthur Andersen LLP with a copy of the foregoing disclosure and requested Arthur Andersen LLP to furnish Cyberonics with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements by Cyberonics in the foregoing disclosure and, if not, stating the respects in which it does not agree. We received such a letter indicating that Arthur Andersen LLP agreed with the foregoing statements on April 16, 2002.

     We engaged KPMG LLP to serve as Cyberonics' independent public accountants and to audit Cyberonics' financial statements for the fiscal years ended April 26, 2002 and April 25, 2003. The engagement of KPMG LLP was recommended by the Audit Committee and approved by the Board of Directors of Cyberonics. Our Audit Committee has reviewed and discussed the audited consolidated financial statements included in this annual report on Form 10-K, and has recommended, and the Board has approved, their inclusion herein.

     Prior to our engagement of KPMG LLP in April 2002, Cyberonics did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Cyberonics' consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

     Arthur Andersen LLP completed its audit of our consolidated financial statements for the 10 months ended April 27, 2001 and issued their report with respect to such consolidated financial statements on June 21, 2001. We requested a consent of Arthur Andersen LLP to incorporate their report dated June 21, 2001 included in this Form 10-K but were unsuccessful in obtaining such consent. Arthur Andersen LLP was convicted of obstruction of justice for activities relating to its previous work for Enron Corp., and Arthur Andersen LLP announced that it would cease to audit publicly held companies by August 31, 2002. Because Arthur Andersen LLP has ceased the conduct of its business, our stockholders are unlikely to recover against Arthur Andersen LLP for any claims they may have under securities or other laws as a result of Arthur Andersen LLP's previous role as our independent auditors and as author of the audit report for the audited consolidated financial statements included herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item as to our directors and executive officers is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 25, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item as to our management is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors -- Director Compensation" in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 25, 2003. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in our proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item as to the ownership by management and others of our securities is hereby incorporated by reference from the information appearing under the caption "Stock Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 25, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item as to certain business relationships and transactions with our management and other related parties is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 25, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed with Report

          1. Financial Statements. The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiary, and the Report of Independent Auditors are included in pages F-1 through F-24 of this Annual Report on Form 10-K:

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

          2. Exhibits

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
 3.1(1)     --    Amended and Restated Certificate of Incorporation of
                  Registrant.
 3.2(2)     --    Bylaws of Registrant.
 3.3(3)     --    Amendment No. 1 to the Bylaws of Registrant.
 4.1(2)     --    Second Amended and Restated Preferred Shares Rights
                  Agreement, dated as of August 21, 2000 between Cyberonics,
                  Inc. and First National Bank of Boston, -- including the
                  Certificate of Designation, the Form of
                  Rights -- Certificate and the Summary of Rights attached
                  thereto as -- Exhibit A, B and C, respectively.
 4.2(4)     --    Amendment No. 1 to Second Amended and Restated Preferred
                  Share Rights Agreement, dated April 26, 2001.
10.1(5)     --    Amended 1991 Employee Stock Purchase Plan.
10.2(6)     --    License Agreement dated March 15, 1988 between the
                  Registrant and Dr. Jacob Zabara.
10.3(6)     --    Patent License Agreement effective as of July 28, 1989
                  between the Registrant and Huntington Medical Research
                  Institute.
10.4(7)     --    Lease Agreement dated November 3, 1994 together with
                  amendments dated April 18, 1996 and April 30, 1997,
                  respectively, between the Registrant and Salitex II, Ltd.
10.5(6)     --    Form of Indemnification Agreement.
10.6(6)     --    Amended and Restated Stockholders' Agreement dated October
                  16, 1992.
10.7(8)     --    Registration Rights Agreement dated March 28, 1997.
10.8(9)     --    Amended and Restated 1996 Stock Option Plan.
10.9(7)     --    Stockholders' Agreement dated April 8, 1996 between the
                  Registrant and St. Jude Medical, Inc.
10.10(7)    --    Letter Agreement dated March 28, 1997 between the Clark
                  Estates and the Registrant.
10.11(10)   --    Lease Agreement dated August 19, 1997 between the Registrant and Space Assets II, Inc.
10.12(11)   --    Amended and Restated 1997 Stock Plan.
10.13(12)   --    1998 Stock Option Plan.
10.14*      --    Employment Agreement effective as of June 1, 2003 between
                  Cyberonics, Inc. and Robert P. Cummins.
10.15*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Pamela B. Westbrook.

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
10.16*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Shawn P. Lunney.
10.17*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Alan D. Totah.
10.18*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Michael A. Cheney.
10.19*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Richard L. Rudolph.
10.20*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and William Steven Jennings.
10.21*      --    Severance Agreement between Cyberonics, Inc. and William
                  Steven Jennings.
10.22(13)   --    Severance Agreement between Cyberonics, Inc. and Shawn P.
                  Lunney.
10.23(13)   --    Severance Agreement between Cyberonics, Inc. and Alan D.
                  Totah.
10.24(13)   --    Severance Agreement between Cyberonics, Inc. and Pamela B.
                  Westbrook.
10.25(14)   --    Severance Agreement between Cyberonics, Inc. and Michael A.
                  Cheney.
10.26(14)   --    Severance Agreement between Cyberonics, Inc. and Richard L.
                  Rudolph, M.D.
10.27(6)    --    1988 Incentive Stock Plan.
10.28(13)   --    First Amendment to the 1988 Incentive Stock Plan.
16.1(16)    --    Letter dated April 16, 2002, from Arthur Andersen LLP to the
                  Securities and Exchange Commission.
21.1(7)     --    List of Subsidiaries of the Registrant.
23.1*       --    Consent of Independent Auditors.
24.1        --    Powers of Attorney (included on the Signature Page to this
                  Form 10-K).
99.1*       --    Certification of the Chief Executive Officer and Chief
                  Financial Officer of Cyberonics, Inc. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

---------------

  *  Filed herewith.

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

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for quarter ended July 27, 2001.

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 25, 2002.

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16) Incorporated by reference to Registrant's Report on Form 8-K filed April 17, 2002.

     (b) Reports on Form 8-K

          A current report on Form 8-K was filed on June 4, 2003 relating to the Company's presentations to investors.

          A current report on Form 8-K was filed on June 18, 2003 in connection with the Company's results for fiscal 2003 and guidance for fiscal 2004.

     (c) Exhibits

          See Item 15(a)(2) above.

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

July 18, 2003

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

                    SIGNATURE                              CAPACITY IN WHICH SIGNED             DATE
                    ---------                              ------------------------             ----

              /s/ ROBERT P. CUMMINS                   Chairman of the Board, President,     July 18, 2003
 ------------------------------------------------          Chief Executive Officer
                Robert P. Cummins                       (Principal Executive Officer)


             /s/ PAMELA B. WESTBROOK                     Vice President, Finance and        July 18, 2003
 ------------------------------------------------    Administration, Secretary and Chief
               Pamela B. Westbrook                            Financial Officer
                                                     (Principal Financial and Accounting
                                                                   Officer)


             /s/ REESE S. TERRY, JR.                               Director                 July 18, 2003
 ------------------------------------------------
               Reese S. Terry, Jr.


                                                                   Director
 ------------------------------------------------
              Stanley H. Appel, M.D.


                 /s/ TONY COELHO                                   Director                 July 18, 2003
 ------------------------------------------------
                   Tony Coelho


           /s/ THOMAS A. DUERDEN, PH.D.                            Director                 July 18, 2003
 ------------------------------------------------
             Thomas A. Duerden, Ph.D.

                    SIGNATURE                              CAPACITY IN WHICH SIGNED             DATE
                    ---------                              ------------------------             ----


           /s/ MICHAEL J. STRAUSS, M.D.                            Director                 July 18, 2003
 ------------------------------------------------
             Michael J. Strauss, M.D.


                /s/ ALAN J. OLSEN                                  Director                 July 18, 2003
 ------------------------------------------------
                  Alan J. Olsen


             /s/ RONALD A. MATRICARIA                              Director                 July 18, 2003
 ------------------------------------------------
               Ronald A. Matricaria


                /s/ GUY C. JACKSON                                 Director                 July 18, 2003
 ------------------------------------------------
                  Guy C. Jackson

                                 CERTIFICATION

I, Robert P. Cummins, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Cyberonics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ ROBERT P. CUMMINS
                                          --------------------------------------
                                                    Robert P. Cummins
                                           Chairman of the Board, President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

Date: July 18, 2003

                                 CERTIFICATION

I, Pamela B. Westbrook, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Cyberonics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ PAMELA B. WESTBROOK
                                          --------------------------------------
                                                   Pamela B. Westbrook
                                               Vice President, Finance and
                                                     Administration,
                                          Secretary and Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Date: July 18, 2003

                       CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF APRIL 25, 2003 AND APRIL 26, 2002
                        TOGETHER WITH AUDITORS' REPORTS

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Cyberonics, Inc.:

     We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. (a Delaware corporation) and subsidiary as of April 25, 2003 and April 26, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the 52 weeks then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 25, 2003 and April 26, 2002, and the results of their operations and their cash flows for the 52 weeks then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Houston, Texas
May 19, 2003

                          INDEPENDENT AUDITORS' REPORT

       THE REPORT PRESENTED BELOW IS A COPY OF THE INDEPENDENT AUDITORS'
                         REPORT ISSUED ON JUNE 21, 2001

         ARTHUR ANDERSEN LLP HAS BEEN UNABLE TO ISSUE AN UPDATED REPORT

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

                                          /s/ ARTHUR ANDERSEN LLP

Houston, Texas
June 21, 2001

                        CYBERONICS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                APRIL 25,       APRIL 26,
                                                                  2003            2002
                                                              -------------   -------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  43,576,305   $  38,195,962
  Accounts receivable, net..................................     14,164,771      10,330,821
  Inventories...............................................      6,046,106       4,528,378
  Other current assets......................................      1,344,777       1,296,685
                                                              -------------   -------------
     Total Current Assets...................................     65,131,959      54,351,846
  Property and equipment, net...............................      9,590,240       9,799,829
  Other assets..............................................        232,532         171,201
                                                              -------------   -------------
                                                              $  74,954,731   $  64,322,876
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $   5,420,831   $   5,633,565
  Line of credit............................................      8,370,000       6,500,000
  Accrued liabilities.......................................     12,378,698      15,176,764
  Current portion of long-term debt.........................        132,133         123,765
                                                              -------------   -------------
     Total Current Liabilities..............................     26,301,662      27,434,094
Long-term debt..............................................        141,066         274,969
                                                              -------------   -------------
     Total Liabilities......................................     26,442,728      27,709,063
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 2,500,000
     shares authorized; no shares issued and outstanding....             --              --
  Common Stock, $.01 par value per share; 50,000,000 shares
     authorized; 22,385,736 and 21,751,261 shares issued and
     outstanding at April 25, 2003 and April 26, 2002,
     respectively...........................................        223,857         217,513
  Additional paid-in capital................................    174,325,339     167,855,437
  Deferred compensation.....................................     (1,023,750)     (1,496,250)
  Accumulated other comprehensive loss......................       (448,226)       (212,739)
  Accumulated deficit.......................................   (124,565,217)   (129,750,148)
                                                              -------------   -------------
     Total Stockholders' Equity.............................     48,512,003      36,613,813
                                                              -------------   -------------
                                                              $  74,954,731   $  64,322,876
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                    52 WEEKS ENDED
                                     --------------------------------------------   10 MONTHS ENDED
                                      APRIL 25,      APRIL 26,       APRIL 27,         APRIL 27,
                                         2003           2002            2001              2001
                                     ------------   ------------   --------------   ----------------
                                                                   (UNAUDITED)(1)
Net sales..........................  $104,466,998   $ 70,111,293    $ 53,567,994      $ 43,418,736
Cost of sales......................    16,066,229     13,616,374      14,338,769        11,806,353
                                     ------------   ------------    ------------      ------------
     Gross Profit..................    88,400,769     56,494,919      39,229,225        31,612,383
Operating Expenses:
  Selling, general and
     administrative................    65,842,238     59,190,554      39,826,652        33,571,072
  Research and development.........    17,874,909     24,516,547      19,414,819        17,201,179
  Non-recurring charges............            --             --       6,467,415         6,467,415
                                     ------------   ------------    ------------      ------------
     Total Operating Expenses......    83,717,147     83,707,101      65,708,886        57,239,666
                                     ------------   ------------    ------------      ------------
     Earnings (Loss) From
       Operations..................     4,683,622    (27,212,182)    (26,479,661)      (25,627,283)
Interest income....................       471,213      1,264,853       1,428,845         1,141,939
Interest expense...................      (413,192)      (266,270)        (68,868)          (65,331)
Other income (expense), net........       572,851         93,694         (37,544)         (147,058)
                                     ------------   ------------    ------------      ------------
Earnings (loss) before income
  taxes............................     5,314,494    (26,119,905)    (25,157,228)      (24,697,733)
Taxes on earnings..................       129,563             --              --                --
                                     ------------   ------------    ------------      ------------
  Net Earnings (Loss)..............  $  5,184,931   $(26,119,905)   $(25,157,228)     $(24,697,733)
                                     ============   ============    ============      ============
Basic earnings (loss) per share....  $       0.24   $      (1.21)   $      (1.31)     $      (1.27)
Diluted earnings (loss) per
  share............................  $       0.22   $      (1.21)   $      (1.31)     $      (1.27)
                                     ============   ============    ============      ============
Shares used in computing basic
  earnings (loss) per share........    22,034,651     21,655,009      19,247,253        19,382,460
Shares used in computing diluted
  earnings (loss) per share........    23,173,324     21,655,009      19,247,253        19,382,460
                                     ============   ============    ============      ============
Comprehensive Income (Loss):
  Net earnings (loss)..............  $  5,184,931   $(26,119,905)   $(25,157,228)     $(24,697,733)
  Foreign currency translation
     adjustment....................      (235,487)       (94,768)        (53,337)           50,360
                                     ------------   ------------    ------------      ------------
     Comprehensive Income (Loss)...  $  4,949,444   $(26,214,673)   $(25,210,565)     $(24,647,373)
                                     ============   ============    ============      ============

---------------

(1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.

          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                                                                           OTHER
                                     COMMON STOCK         ADDITIONAL                   COMPREHENSIVE
                                 ---------------------     PAID-IN        DEFERRED        INCOME        ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL      COMPENSATION      (LOSS)          DEFICIT
                                 ----------   --------   ------------   ------------   -------------   -------------
Balance at June 30, 2000.......  18,642,753   $186,428   $117,322,388   $        --      $(168,331)    $ (78,932,510)
  Issuance of Common Stock in
    private equity offering,
    net of offering costs......   2,518,000     25,180     42,445,152            --             --                --
  Stock options exercised......     299,534      2,995      2,774,246            --             --                --
  Issuance of Common Stock
    under Employee Stock
    Purchase Plan..............      13,635        136        200,511            --             --                --
  Issuance of Common Stock for
    services...................         100          1          2,311            --             --                --
  Issuance of options for
    consultant services........          --         --         63,300       (63,300)            --                --
  Deferred compensation
    relating to issuance of
    certain stock options......          --         --      2,362,500    (2,362,500)            --                --
  Amortization of deferred
    compensation and expense of
    certain stock options......          --         --             --       435,950             --                --
  Translation adjustment.......          --         --             --            --         50,360                --
  Net Loss.....................          --         --             --            --             --       (24,697,733)
                                 ----------   --------   ------------   -----------      ---------     -------------
Balance at April 27, 2001......  21,474,022    214,740    165,170,408    (1,989,850)      (117,971)     (103,630,243)
  Stock options exercised......     230,784      2,308      1,818,842            --             --                --
  Issuance of Common Stock
    under Employee Stock
    Purchase Plan..............      46,455        465        867,245            --             --                --
  Offering costs related to the
    issuance of Common Stock in
    a private equity offering
    during the previous year...          --         --         (1,058)           --             --                --
  Amortization of deferred
    compensation...............          --         --             --       493,600             --                --
  Translation adjustment.......          --         --             --            --        (94,768)               --
  Net Loss.....................          --         --             --            --             --       (26,119,905)
                                 ----------   --------   ------------   -----------      ---------     -------------
Balance at April 26, 2002......  21,751,261    217,513    167,855,437    (1,496,250)      (212,739)     (129,750,148)
Stock options exercised........     566,339      5,663      5,587,370            --             --                --
Issuance of Common Stock under
  Employee Stock Purchase
  Plan.........................      68,136        681        882,532            --             --                --
Amortization of deferred
  compensation.................          --         --             --       472,500             --                --
Translation adjustment.........          --         --             --            --       (235,487)               --
Net Earnings...................          --         --             --            --             --         5,184,931
                                 ----------   --------   ------------   -----------      ---------     -------------
Balance at April 25, 2003......  22,385,736   $223,857   $174,325,339   $(1,023,750)     $(448,226)    $(124,565,217)
                                 ==========   ========   ============   ===========      =========     =============

          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                52 WEEKS ENDED
                                                  -------------------------------------------   10 MONTHS ENDED
                                                   APRIL 25,     APRIL 26,       APRIL 27,         APRIL 27,
                                                     2003           2002            2001             2001
                                                  -----------   ------------   --------------   ---------------
                                                                               (UNAUDITED)(1)
Cash Flows From Operating Activities:
  Net earnings (loss)...........................  $ 5,184,931   $(26,119,905)   $(25,157,228)    $(24,697,733)
  Noncash items included in net earnings (loss):
    Depreciation................................    4,648,061      3,805,716       2,749,019        2,431,440
    (Gain) loss on disposal of assets...........     (182,028)       126,613              --           21,847
    Unrealized (gain) loss in foreign currency
      transactions..............................     (566,834)       (85,822)         50,727          125,385
    Amortization of deferred compensation and
      expense of certain stock options..........      472,500        493,600         435,950          435,950
  Changes in operating assets and liabilities:
    Accounts receivable, net....................   (3,490,665)    (3,698,592)      1,668,699        1,564,618
    Inventories.................................   (1,513,822)      (269,538)      3,400,681        2,379,937
    Other current assets........................      (15,364)        70,328        (326,497)          27,457
    Other assets, net...........................      (50,042)       (23,064)         28,296            9,890
    Accounts payable and accrued liabilities....   (3,211,071)     2,653,975      11,433,327       12,687,655
                                                  -----------   ------------    ------------     ------------
         Net Cash Provided By (Used In)
           Operating Activities.................    1,275,666    (23,046,689)     (5,717,026)      (5,013,554)
                                                  -----------   ------------    ------------     ------------
Cash Flows From Investing Activities:
  Purchases of property and equipment...........   (4,206,728)    (5,080,684)     (5,131,132)      (3,641,563)
  Purchases of marketable securities............           --             --     (27,695,300)      (7,845,792)
  Maturities of marketable securities...........           --      1,791,724      31,306,650       11,622,039
                                                  -----------   ------------    ------------     ------------
         Net Cash Provided By (Used In)
           Investing Activities.................   (4,206,728)    (3,288,960)     (1,519,782)         134,684
                                                  -----------   ------------    ------------     ------------
Cash Flows From Financing Activities:
  Proceeds from line of credit, net.............    1,870,000      6,500,000              --               --
  Proceeds from issuance of Common Stock, net...    6,476,245      2,687,802      46,431,062       45,450,532
  Payments on long-term debt....................     (125,535)      (114,157)       (134,068)         (90,978)
                                                  -----------   ------------    ------------     ------------
         Net Cash Provided By Financing
           Activities...........................    8,220,710      9,073,645      46,296,994       45,359,554
                                                  -----------   ------------    ------------     ------------
Effect of exchange rate changes on cash and cash
  equivalents...................................       90,695         (1,217)        (85,948)           9,020
                                                  -----------   ------------    ------------     ------------
         Net Increase (Decrease) in Cash and
           Cash Equivalents.....................    5,380,343    (17,263,221)     38,974,238       40,489,704
Cash and cash equivalents at beginning of
  period........................................   38,195,962     55,459,183      16,484,945       14,969,479
                                                  -----------   ------------    ------------     ------------
Cash and cash equivalents at end of period......  $43,576,305   $ 38,195,962    $ 55,459,183     $ 55,459,183
                                                  ===========   ============    ============     ============
Supplementary Disclosures of Cash Flow
  Information:
Cash paid for interest..........................  $   368,082   $    239,770    $     68,680     $     30,796
Cash paid for income taxes......................  $    78,483   $         --    $         --     $         --
Noncash purchase of assets under capital
  leases........................................  $        --   $         --    $    646,959     $         --

---------------

(1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.
          See accompanying notes to consolidated financial statements.

                        CYBERONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 25, 2003

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

     Nature of Operations. Cyberonics, Inc. ("Cyberonics" or the "Company"), designs, develops, manufactures and markets the VNS Therapy System, an implantable medical device which delivers a unique therapy, Vagus Nerve Stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. In July 1997, the VNS Therapy System was approved by the United States Food and Drug Administration ("FDA") for commercial distribution in the United States for the treatment of epilepsy. In addition, the Company has received regulatory approval to market and sell the VNS Therapy System in Canada, Europe, Australia and other markets. During fiscal 2001, Cyberonics obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. Cyberonics is headquartered in Houston, Texas.

     We operate our business as a single segment sharing similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. We are a single neurostimulation business focused on sales growth, profitability, positive cash flow and developing other indications for VNS covered by our method patents.

     In March 2001, the Company elected to change its fiscal year from June 30 to a 52/53 week year ending on the last Friday of April of each year, effective April 27, 2001. Accordingly, fiscal 2001 started July 1, 2000 and ended April 27, 2001, fiscal 2002 started April 28, 2001 and ended April 26, 2002, fiscal 2003 started April 27, 2002 and ended April 25, 2003.

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

     Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical estimates that require management's judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances and product warranties.

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

     Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents at April 25, 2003 and April 26, 2002 were $25,816,444 and $25,856,905, respectively.

                        CYBERONICS, INC. AND SUBSIDIARY

     Fair Value of Financial Instruments. The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and line of credit approximate their fair values due to the short-term maturity of these financial instruments.

     Accounts Receivable. The Company's allowance for doubtful accounts totaled $292,176 and $249,688 at April 25, 2003 and April 26, 2002, respectively.
Activity in the Company's allowance for doubtful accounts consists of the following:

                                          52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                                            APRIL 25,        APRIL 26,         APRIL 27,
                                               2003             2002             2001
                                          --------------   --------------   ---------------
Balance at beginning of period..........     $249,688         $138,203         $162,654
Increase in allowance...................       63,155          153,515               --
Reductions in allowance.................           --               --           (3,807)
Reductions for write-offs...............      (20,667)         (42,030)         (20,644)
                                             --------         --------         --------
Balance at end of period................     $292,176         $249,688         $138,203
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

     Long-Lived Assets. Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets," provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of business to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on April 27, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

     Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which disclosures are presented in Note 7, "Stock Incentive and Purchase Plans." Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee option grants, as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There is only one exception further disclosed under Note 6. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of the Company's stock on the date of the grant, no compensation expense is recorded.

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" and

                        CYBERONICS, INC. AND SUBSIDIARY

SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation.

                                          52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                                            APRIL 25,        APRIL 26,         APRIL 27,
                                               2003             2002             2001
                                          --------------   --------------   ---------------
Net earnings (loss) as reported.........   $  5,184,931     $(26,119,905)    $(24,697,733)
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects....        472,500          472,500          393,750
Deduct: Total stock-based employee
  compensation expense determined under
  the fair value method for all awards,
  net of related tax effects............    (18,060,760)     (19,455,575)      (8,903,169)
                                           ------------     ------------     ------------
  Pro forma net loss....................   $(12,403,329)    $(45,102,980)    $(33,207,152)
                                           ============     ============     ============
Earnings (loss) per share:
  Basic -- as reported..................   $       0.24     $      (1.21)    $      (1.27)
  Basic -- pro forma....................   $      (0.56)    $      (2.08)    $      (1.71)
  Diluted -- as reported................   $       0.22     $      (1.21)    $      (1.27)
  Diluted -- pro forma..................   $      (0.56)    $      (2.08)    $      (1.71)

     Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances.

     Research and Development. All research and development costs are expensed as incurred.

     Product Warranty. The Company offers warranties in its leads and generators for two years from the date of implant. The Company provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expenses are made based upon projected product warranties.

     Changes in the Company's liability for product warranties during the 52 weeks ended April 25, 2003, April 26, 2002 and the 10 months ended April 27, 2001 are as follows:

                                    BALANCE AT THE
                                   BEGINNING OF THE   WARRANTIES   WARRANTIES   BALANCE AT THE END
YEAR                                     YEAR           ISSUED      SETTLED        OF THE YEAR
----                               ----------------   ----------   ----------   ------------------
2003.............................      $128,803        $ 45,000     $(13,222)        $160,581
2002.............................       137,716          (4,393)      (4,520)         128,803
2001.............................            --         143,536       (5,820)         137,716

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

                        CYBERONICS, INC. AND SUBSIDIARY

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change of tax rates is recognized in income in the period that includes the enactment date.

     Net Earnings (Loss) Per Share. The Company's net earnings (loss) per share is based on the weighted average number of common shares outstanding. Common equivalent shares, consisting of the effect of stock options and warrants, were excluded from the per share calculations for the 52 weeks ended April 26, 2002, as the effect of their inclusion was anti-dilutive. Common equivalent shares, consisting of the effect of stock options and warrants, are included in the per share calculations for the 52 weeks ended April 25, 2003, as the effect of their inclusion is dilutive. Securities convertible into Common Stock comprised of stock options were 7,012,684, 7,130,369 and 4,933,251 shares at April 25, 2003,
April 26, 2002 and April 27, 2001, respectively.

     SFAS No. 128, "Earnings Per Share" requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in net income of the Company.

     The following table sets forth the computation and basic and diluted net earnings (loss) per share of common stock:

                                          52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                                            APRIL 25,        APRIL 26,         APRIL 27,
                                               2003             2002             2001
                                          --------------   --------------   ---------------
Numerator:
Net earnings (loss).....................   $ 5,184,931      $(26,119,905)    $(24,697,733)
Denominator:
Basic weighted average shares
  outstanding...........................    22,034,651        21,655,009       19,382,460
Effect of dilutive stock options........     1,138,673                --               --
                                           -----------      ------------     ------------
Diluted weighted average shares
  outstanding...........................    23,173,324        21,655,009       19,382,460
                                           -----------      ------------     ------------
Basic earnings (loss) per share.........   $      0.24      $      (1.21)    $      (1.27)
Diluted earnings (loss) per share.......   $      0.22      $      (1.21)    $      (1.27)
                                           ===========      ============     ============

     Excluded from the computation of diluted earnings per share for the 52-weeks ended April 25, 2003 were outstanding options to purchase 1,677,375 common shares, because to include them would have been antidilutive, meaning the exercise price of these options exceeds their current fair market value. The Company incurred net losses for the 52 weeks ended April 26, 2002 and 10 months ended April 27, 2001, and has not included the 7,130,369 and 4,933,251 options, respectively, to purchase common shares outstanding at April 26, 2002 and April 27, 2001 in the computation of diluted earnings per share because to do so would have been antidilutive.

     Comprehensive Income (Loss). Comprehensive income is the total of net income and all other non-owner changes in equity. A reconciliation of reported net loss to comprehensive income (loss) is included in the consolidated statements of operations and comprehensive income (loss).

     Reclassifications. Certain reclassifications have been made to prior period financial statements to conform with the April 25, 2003 presentation with no effect on net loss previously reported.

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 2.  INVENTORIES

     Inventories consist of the following:

                                                              APRIL 25,    APRIL 26,
                                                                 2003         2002
                                                              ----------   ----------
Raw materials...............................................  $3,157,622   $1,815,290
Work-in-process.............................................   1,582,761    1,543,095
Finished goods..............................................   1,305,723    1,169,993
                                                              ----------   ----------
                                                              $6,046,106   $4,528,378
                                                              ==========   ==========

NOTE 3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             APRIL 25,      APRIL 26,
                                                                2003          2002
                                                            ------------   -----------
Computer equipment........................................  $  5,999,625   $ 4,568,869
Manufacturing equipment...................................     5,368,882     4,450,990
Offsite programming equipment.............................     3,211,684     2,535,276
Leasehold improvements....................................     2,515,639     1,901,591
Furniture and fixtures....................................     2,357,582     2,194,905
Construction in progress..................................     1,104,297       770,168
Office equipment..........................................       913,164       792,742
                                                            ------------   -----------
                                                              21,470,873    17,214,541
Accumulated depreciation..................................   (11,880,633)   (7,414,712)
                                                            ------------   -----------
                                                            $  9,590,240   $ 9,799,829
                                                            ============   ===========

NOTE 4.  LINE OF CREDIT

     In September 2001, the Company established a revolving credit facility for $10,000,000 which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Effective April 1, 2003, this limit was increased to $25,000,000. Borrowings against the facility are based upon eligible accounts receivable. Interest is payable at the designated bank rate of 4.25% at April 25, 2003 plus 1.5%, totaling 5.75%, on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the amended terms of the revolving credit facility the Company agreed to maintain liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. At April 25, 2003, the Company had $8,370,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $655,000.

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 5.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              APRIL 25,     APRIL 26,
                                                                2003          2002
                                                             -----------   -----------
Payroll and other compensation.............................  $ 4,565,474   $ 6,301,804
Clinical costs.............................................    3,471,258     5,927,907
Royalties..................................................    1,267,537       797,411
Business insurance.........................................      662,037       325,267
Other......................................................    2,412,392     1,824,375
                                                             -----------   -----------
                                                             $12,378,698   $15,176,764
                                                             ===========   ===========

NOTE 6.  STOCKHOLDERS' EQUITY

     Preferred Stock. The Company has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 25, 2003. With respect to the shares authorized, the Company's Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

     Common Stock. Stock option exercises increased the number of common shares by 566,339 and 230,784 for the years ended April 25, 2003 and April 26, 2002, respectively. Issuances of common stock under the Company's Employee Stock Purchase Plan increased the number of common shares by 68,136 and 46,455 for the years ended April 25, 2003 and April 26, 2002, respectively.

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

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modifications to the plan and the Company recorded approximately $2.4 million in deferred compensation relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $473,000 of compensation expense was recognized in fiscal 2003 and 2002, for the vested portion of the grant.

     Preferred Share Purchase Rights. In January 1997, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock to stockholders of record on March 10, 1997. The Company amended and restated the Preferred Share Rights ("Plan") on August 21, 2000. The Rights will become exercisable following the tenth day after a person or group of affiliate persons (an "Acquiring Person"), acquires beneficial ownership of 15 percent or more of the Company's Common Stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a "Triggering Event"). Each Right entitles the holder thereof to buy 1/1000 of a share of the Company's Series A Participating Preferred Stock at an exercise price of $150 (the "Exercise Price"). The Company will

                        CYBERONICS, INC. AND SUBSIDIARY
be entitled to redeem the Rights at $.01 per Right at any time prior to a Triggering Event. If, prior to redemption of the Rights, a person becomes an Acquiring Person, each Right (except for Rights owned by the Acquiring Person, which will thereafter be void) will entitle the holder thereof to purchase, at the Right's then current exchange price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. In the event a person becomes an Acquiring Person and the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination, proper provision must be made so that a holder of a Right which has not theretofore been exercised (except for Rights owned by the Acquiring Person, which will thereafter be void), will thereafter have the right to receive, upon exercise of a Right, shares of common stock of the acquiring company having a value equal to two times the then current Exercise Price. At any time after a Triggering Event and prior to acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates) for the Common Stock of the Company at an exchange ratio of one share of common stock per Right. In April 2001, the Company amended the Plan to designate the State of Wisconsin Investment Board (SWIB) as an Exempt Person under the terms of the Plan as long as SWIB is the Beneficial Owner of less than 20%.

NOTE 7.  STOCK INCENTIVE AND PURCHASE PLANS

     Stock Options. Cyberonics has reserved an aggregate of 13,350,000 shares of its Common Stock through April 25, 2003, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 1998 Stock Option Plan (the "Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approvals and the achievement of Company sales objectives. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 Stock Option Plan provides for issuance of nonstatutory stock options exclusively.

                        CYBERONICS, INC. AND SUBSIDIARY

     The following is a summary of the Company's stock option activity for the 52 weeks ended April 25, 2003, April 26, 2002 and for the 10 months ended April 27, 2001.

                                                       OUTSTANDING            EXERCISABLE
                                                   --------------------   --------------------
                                                               WEIGHTED               WEIGHTED
                                                               AVERAGE                AVERAGE
                                        SHARES                 EXERCISE               EXERCISE
                                       RESERVED     SHARES      PRICE      SHARES      PRICE
                                      ----------   ---------   --------   ---------   --------
Balance at June 30, 2000............   1,316,816   4,128,110    $11.00    1,644,327    $ 8.03
Shares reserved.....................   1,000,000          --        --           --        --
Granted.............................  (1,748,000)  1,748,000     17.29           --        --
Options becoming exercisable........          --          --        --      643,189        --
Exercised...........................          --    (299,534)     9.27     (299,534)       --
Canceled or forfeited...............     643,325    (643,325)    14.07           --        --
                                      ----------   ---------              ---------
Balance at April 27, 2001...........   1,212,141   4,933,251     12.93    1,987,982      9.76
Shares reserved.....................   2,200,000          --        --           --        --
Granted.............................  (2,930,989)  2,930,989     14.64           --        --
Options becoming exercisable........          --          --        --      982,186        --
Exercised...........................          --    (230,784)     7.89     (230,784)       --
Canceled or forfeited...............     503,087    (503,087)    15.76           --        --
                                      ----------   ---------              ---------
Balance at April 26, 2002...........     984,239   7,130,369     13.60    2,739,384     11.57
Shares reserved.....................   2,000,000          --        --           --        --
Granted.............................  (1,303,275)  1,303,275     15.10           --        --
Options becoming exercisable........          --          --        --    1,190,798        --
Exercised...........................          --    (566,339)     9.96     (566,339)       --
Canceled or forfeited...............     854,621    (854,621)    15.29           --        --
                                      ----------   ---------              ---------
Balance at April 25, 2003...........   2,535,585   7,012,684    $13.97    3,363,843    $12.76
                                      ==========   =========              =========

     For certain options granted, the Company recognizes as compensation or other expense the excess of the deemed value for accounting purposes of the Common Stock on the date the options were granted over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option. The Company recognized compensation or other expense totaling $473,000 during the 52 weeks ended April 25, 2003, $494,000 during the 52 weeks ended April 26, 2002, $436,000 during the 10 months ended April 27, 2001.

     The fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.4%, 4.5% and 4.5% for fiscal periods 2003, 2002 and 2001, respectively, expected life of 5.7 years for options and restricted stock in fiscal year 2003 and five years for options and restricted stock in fiscal years 2002 and 2001, respectively, expected life of six months for purchase plan shares, expected volatility of 90.2%, 210% and 253% for fiscal years 2003, 2002 and 2001, respectively, and no expected dividend yields.

     The weighted average fair value of options granted at prices equal to the Company's market value in fiscal periods 2003, 2002, and 2001 was $10.08, $14.64 and $16.94, respectively.

                        CYBERONICS, INC. AND SUBSIDIARY

     Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123 and SFAS No. 148, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                          52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                                            APRIL 25,        APRIL 26,         APRIL 27,
                                               2003             2002             2001
                                          --------------   --------------   ---------------
Net earnings (loss) as reported.........   $  5,184,931     $(26,119,905)    $(24,697,733)
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects....        472,500          472,500          393,750
Deduct: Total stock-based employee
  compensation expense determined under
  the fair based value method for all
  awards, net of tax-related effects....    (18,060,760)     (19,455,575)      (8,903,169)
                                           ------------     ------------     ------------
  Pro forma net loss....................   $(12,403,329)    $(45,102,980)    $(33,207,152)
                                           ============     ============     ============
Earnings (loss) per share --
  Basic -- as reported..................   $       0.24     $      (1.21)    $      (1.27)
  Basic -- pro forma....................          (0.56)           (2.08)           (1.71)
  Diluted -- as reported................   $       0.22     $      (1.21)    $      (1.27)
  Diluted -- pro forma..................          (0.56)           (2.08)           (1.71)

     Because the SFAS No. 123 and 148 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $155,861, $101,037 and $35,419 related to the purchase discount offered under the Company's Employee Stock Purchase Plan during fiscal 2003, 2002 and 2001, respectively. The weighted average fair values of shares granted to employees were $15.25, $14.50 and $17.32 during fiscal 2003, 2002 and 2001, respectively.

     The Company's outstanding options are segregated into the following five categories in accordance with SFAS No. 123:

               OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                              AS OF APRIL 25, 2003

                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         -----------------------------------------------------   ------------------------------------
                         OUTSTANDING AS OF   WEIGHTED-AVERAGE     WEIGHTED-      EXERCISABLE AS OF
RANGE OF                     APRIL 25,          REMAINING          AVERAGE           APRIL 25,       WEIGHTED-AVERAGE
EXERCISE PRICES                2003          CONTRACTUAL LIFE   EXERCISE PRICE         2003           EXERCISE PRICE
---------------          -----------------   ----------------   --------------   -----------------   ----------------
$2.9900-$5.9750........        630,218             3.7              $ 3.83             602,721            $ 3.81
$5.9751-$11.9500.......        877,072             6.7              $ 9.22             499,168            $ 8.90
$11.9501-$17.9250......      4,142,454             7.9              $14.53           1,659,850            $14.55
$17.9251-$23.9000......      1,262,582             7.7              $19.51             557,326            $19.42
$23.9001-$29.8750......        100,358             7.7              $27.03              44,778            $27.72
                             ---------                                               ---------
                             7,012,684             7.3              $13.97           3,363,843            $12.76
                             =========                                               =========

     During fiscal 2002 and 2001, the Board of Directors approved grants outside of the existing stock option plans. The grants, which totaled 300,000 and 100,000 options, respectively, were approved for new officers as inducements essential to their entering into employment with the Company. No such grants were approved for 2003.

                        CYBERONICS, INC. AND SUBSIDIARY

     Stock Purchase Plan. Under the Cyberonics, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan), 950,000 shares of the Company's Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of the Company's Common Stock on (a) the first business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At April 25, 2003, 657,639 shares remain available for future issuances under the Stock Purchase Plan.

     Stock Recognition Program. In May 1992, the Company's Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of the Company's Common Stock has been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of the Company's President, based on nominations made by fellow employees. At April 25, 2003, 4,030 shares remain available for future issuances under the program.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. In general, the provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated operating results or financial condition.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated operating results or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that

                        CYBERONICS, INC. AND SUBSIDIARY
compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This statement is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated operating results or financial condition.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period and it applies to nonpublic enterprises as of the end of the applicable annual period. The adoption of FIN No. 46 will not have a material impact on the Company's consolidated operating results or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for the first fiscal period beginning after December 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company's consolidated operating results or financial condition.

                        CYBERONICS, INC. AND SUBSIDIARY

NOTE 9.  INCOME TAXES

     The U.S. and foreign components of income before income taxes and the provision for income taxes are presented in this table:

                                          52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                                            APRIL 25,        APRIL 26,         APRIL 27,
                                               2003             2002             2001
                                          --------------   --------------   ---------------
Income (loss) before income taxes:
  Domestic..............................    $5,964,872      $(22,545,496)    $(23,629,170)
  Foreign...............................      (650,378)       (3,574,409)      (1,068,563)
                                            ----------      ------------     ------------
                                            $5,314,494      $(26,119,905)    $(24,697,733)
                                            ==========      ============     ============
Provision for current income taxes:
  Federal...............................    $   40,505      $         --     $         --
  State and local.......................        89,058                --               --
                                            ----------      ------------     ------------
                                            $  129,563      $         --     $         --
                                            ==========      ============     ============

     The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate expressed as a percentage of earnings
(loss) from operations before income taxes:

                                          52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                                            APRIL 25,        APRIL 26,         APRIL 27,
                                               2003             2002             2001
                                          --------------   --------------   ---------------
U.S. statutory rate.....................      34.0%            (34.0)%           (34.0)%
Change in deferred tax valuation
  allowance.............................      (29.5)            37.6              37.4
State and local tax provision...........        1.7               --                --
Other, net..............................       (3.7)            (3.6)             (3.4)
                                              -----            -----             -----
                                                2.5%             0.0%              0.0%
                                              =====            =====             =====

                        CYBERONICS, INC. AND SUBSIDIARY

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           APRIL 25,        APRIL 26,
                                                              2003             2002
                                                         --------------   --------------
Deferred tax assets:
  Federal net operating loss carryforwards.............   $ 38,167,193     $ 40,212,185
  Foreign net operating loss carryforwards.............      5,673,450        5,452,321
  Federal tax credit carryforwards.....................      5,165,662        4,643,666
  State net operating loss carryforwards and other.....      1,863,164               --
  Reserves.............................................        460,357          285,275
  Inventory costs capitalized..........................        412,975          273,768
  Accrued expenses.....................................        285,447          368,509
  Property and equipment...............................        294,402          132,771
  Other, net...........................................        132,772           92,211
                                                          ------------     ------------
     Total deferred tax assets.........................     52,455,422       51,460,706
Total deferred tax liabilities, net....................             --          (42,643)
Deferred tax valuation allowance.......................    (52,455,422)     (51,418,063)
                                                          ------------     ------------
     Net deferred tax assets and liabilities...........   $         --     $         --
                                                          ============     ============

     At April 25, 2003, the Company has net operating loss carryforwards of approximately $112.3 million for federal income tax purposes, which expire during the years 2003 through 2022, and tax credit carryforwards of approximately $5.2 million for federal income tax purposes, which expire during the years 2006 through 2022. At April 25, 2003, the Company has net operating loss carryforwards of approximately $34.1 million for state and local income tax purposes, which expire at various dates beginning in 2004. Internal Revenue Code, Section 382, contains provisions regarding cumulative ownership changes that may subject utilization of federal net operating loss and credit carryforwards to annual limitations. The Company is subject to examination by the Internal Revenue Service as well as state and local tax authorities.

     A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company has historically experienced significant operating losses and operates in an industry subject to rapid technological changes. The Company believes there is sufficient uncertainty regarding future taxable income and realizability of deferred tax assets such that a valuation allowance is required to fully offset deferred tax assets for year ended April 25, 2003. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provision of SFAS No. 109. Of the total valuation allowance for year ended April 25, 2003, approximately $6.5 million relates to stock option compensation deductions. The tax benefit associated with stock option compensation deductions will be credited to equity when realized. The valuation allowance increased approximately $1.0 million for year ended April 25, 2003 compared to year ended April 26, 2002 due primarily to increases in state net operating losses and federal tax credit carryforwards offset by a utilization of net operating loss carryforwards for tax year 2003.

NOTE 10.  EMPLOYEE RETIREMENT SAVINGS PLAN

     Cyberonics sponsors an employee retirement savings plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at the Company's discretion. No

                        CYBERONICS, INC. AND SUBSIDIARY
employer contributions were made to the Plan for the 52 weeks ended April 25, 2003, April 26, 2002 and the 10 months ended April 27, 2001.

NOTE 11.  COMMITMENTS

     Postmarket Clinical Surveillance. Pursuant to the post-market surveillance conditions specified as part of the Company's FDA marketing approval, the Company is required to conduct clinical follow-up on a limited number of patients from its most recent study in order to monitor the safety and tolerability of the VNS Therapy System on an extended basis. The Company expenses the costs related to these long-term follow-up activities as they are incurred and establishes accruals for such costs incurred but not paid as of the respective balance sheet dates.

     License Agreements. The Company has executed a license agreement which provides Cyberonics with worldwide exclusive rights under three U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders. The license agreement provides that the Company will pay a royalty equal to the greater of $36,000 per year or at the rate of three percent of net sales during fiscal 2004 and through the remaining term of the licensed patents. These patents expire between 2011 and 2016. The license agreement runs for successive three-year terms, renewable at the Company's election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. The Company's royalty payments pursuant to this agreement are expensed as incurred.

     The Company has executed a license agreement for a specific application of lead designs to be used in vagus nerve stimulation for the control of epilepsy and other movement disorders. The licensor retains all rights to this patent for applications outside the above specified use. Pursuant to the license agreement, the Company has a limited-term option to expand the licensed field of use for additional indications for a license fee of $15,000 per indication and has made partial payments for certain such indications. In addition, the Company is obligated to pay the licensor an earned royalty equal to the greater of $35,000 per year or at the rate of one percent of the Company's net sales price of implantable systems incorporating the licensor's standard lead and 1.75 percent of net sales incorporating the licensor's bi-directional lead for the life of the licensed patents. Amounts due under this agreement are expensed as incurred. This license agreement expires in June 25, 2004 and no royalties will be due for this agreement subsequent to its expiration date. Royalty expenses for the 52 weeks ended April 25, 2003, the 52 weeks ended April 26, 2002 and the 10 months ended April 27, 2001 were $4,099,000, $2,776,000 and $1,785,000, respectively.

     Lease Agreements. The Company leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at April 25, 2003 are as follows:

52/53 WEEKS ENDING ON THE LAST FRIDAY OF APRIL
2004........................................................   $2,104,689
2005........................................................    2,365,927
2006........................................................    2,316,036
2007........................................................    2,336,338
2008........................................................    2,365,168
Thereafter..................................................    4,071,337

     The Company leases certain manufacturing equipment under long-term capital leases with a 6.56% interest rate that matures in April 2005. Capitalized costs of $646,959 are included in manufacturing equipment at April 25, 2003 and April 26, 2002. Accumulated depreciation amounted to $355,827 and $226,436 at April 25, 2003 and April 26, 2002, respectively.

                        CYBERONICS, INC. AND SUBSIDIARY

     The following is a schedule of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments as of April 25, 2003:

52/53 WEEKS ENDING ON THE LAST FRIDAY OF APRIL
2004........................................................  $146,129
2005........................................................   146,129
                                                              --------
  Total minimum lease payments..............................   292,258
Less: amount representing interest..........................    19,059
                                                              --------
Present value of future minimum lease payments..............   273,199
Less: amount due within one year............................   132,133
                                                              --------
                                                              $141,066
                                                              ========

     The Company's rental expense for the 52 weeks ended April 25, 2003, the 52 weeks ended April 26, 2002 and the 10 months ended April 27, 2001, amounted to $1,720,425, $1,706,089 and $1,374,230, respectively.

     Other Commitments. At April 25, 2003, Cyberonics had approximately $898,190 in noncancelable commitments related to domestic marketing programs planned for the Company's VNS Therapy System during fiscal year 2004, 2005 and 2006, of which approximately $807,927 is scheduled to occur in the first quarter of fiscal year 2004.

     Litigation. The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 12.  CONCENTRATIONS

     The Company's cash equivalents and trade accounts receivable represent potential concentrations of credit risk.

     The Company minimizes potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At April 25, 2003, management believes that the Company has no significant concentrations of credit risk related to these assets and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

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

     We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components,

                        CYBERONICS, INC. AND SUBSIDIARY
materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

     We rely upon favorable reimbursement, coverage and coding for VNS Therapy. Essentially all patients implanted with VNS therapy are covered by private payers, Medicare and Medicaid. VNS Therapy has specifically approved codes for physicians, surgeons and hospitals. Since reimbursement policies and payment methodologies change on a regular basis, vigilant and ongoing work is necessary to ensure continued access and acceptable reimbursement for patients, physicians and hospitals. Any changes in reimbursement policies or payment methodologies could result in reduced reimbursement, which could significantly harm our business.

NOTE 13.  GEOGRAPHIC INFORMATION

     Geographic Information:

                                                       NET SALES
                           ------------------------------------------------------------------
                           52 WEEKS ENDED   52 WEEKS ENDED   52 WEEKS ENDED   10 MONTHS ENDED
                             APRIL 25,        APRIL 26,        APRIL 27,         APRIL 27,
                                2003             2002             2001             2001
                           --------------   --------------   --------------   ---------------
                                                             (UNAUDITED)(1)
United States............   $ 95,761,687     $63,848,921      $47,713,226       $38,972,088
International............      8,705,311       6,262,372        5,854,768         4,446,648
                            ------------     -----------      -----------       -----------
  Total..................   $104,466,998     $70,111,293      $53,567,994       $43,418,736
                            ============     ===========      ===========       ===========

                                                                 LONG-LIVED ASSETS
                                                              -----------------------
                                                              APRIL 25,    APRIL 26,
                                                                 2003         2002
                                                              ----------   ----------
United States...............................................  $9,493,423   $9,706,324
International...............................................     329,349      264,706
                                                              ----------   ----------
  Total.....................................................  $9,822,772   $9,971,030
                                                              ==========   ==========

---------------

(1) The comparative period presented is unaudited because the Company changed its fiscal year in April 2001.

NOTE 14.  NON-RECURRING CHARGES

     Non-recurring charges were $6.5 million for the 10 months ended April 27, 2001. On September 11, 2000, Medtronic, Inc. (Medtronic) publicly announced a proposal to acquire the Company for $26.00 per share in value of Medtronic common stock. The Company's Board of Directors, with the assistance of Morgan Stanley Dean Witter, the Company's financial advisor, elected to remain independent to pursue its patent protected business opportunities. On September 28, 2000, Medtronic announced that it had withdrawn its offer. The Company incurred non-recurring charges of $6.5 million which includes investment banking fees to Morgan Stanley Dean Witter of $6.0 million. The Company also incurred legal, accounting and consulting fees of approximately $350,000 and other related costs of $117,000.

NOTE 15.  QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

     The following table sets forth certain unaudited condensed quarterly financial data for the 52 weeks ended April 25, 2003 and April 26, 2002. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts below to present fairly

                        CYBERONICS, INC. AND SUBSIDIARY
the selected quarterly information when read in conjunction with the consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                            FIRST        SECOND         THIRD        FOURTH
                           QUARTER       QUARTER       QUARTER       QUARTER      TOTALS(1)
                         -----------   -----------   -----------   -----------   ------------
52 WEEKS ENDED APRIL
  25, 2003
     Net Sales.........  $23,055,593   $26,072,385   $27,561,545   $27,777,475   $104,466,998
     Gross Profit......   19,105,556    22,254,849    23,387,375    23,652,989     88,400,769
     Net earnings
       (loss)..........   (3,674,807)    1,004,106     3,821,669     4,033,963      5,184,931
     Diluted earnings
       (loss) per
       share...........        (0.17)         0.04          0.16          0.17           0.22
52 WEEKS ENDED APRIL
  26, 2002
     Net Sales.........  $14,614,924   $16,882,244   $18,388,711   $20,225,414   $ 70,111,293
     Gross Profit......   11,506,465    13,429,977    14,712,534    16,845,943     56,494,919
     Net loss..........   (6,636,750)   (6,829,747)   (5,775,231)   (6,878,177)   (26,119,905)
     Diluted loss per
       share...........        (0.31)        (0.32)        (0.27)        (0.32)         (1.21)

---------------

(1) Earnings or loss per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full period is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters' EPS does not equal the full period EPS.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
 3.1(1)     --    Amended and Restated Certificate of Incorporation of
                  Registrant.
 3.2(2)     --    Bylaws of Registrant.
 3.3(3)     --    Amendment No. 1 to the Bylaws of Registrant.
 4.1(2)     --    Second Amended and Restated Preferred Shares Rights
                  Agreement, dated as of August 21, 2000 between Cyberonics,
                  Inc. and First National Bank of Boston, -- including the
                  Certificate of Designation, the Form of
                  Rights -- Certificate and the Summary of Rights attached
                  thereto as -- Exhibit A, B and C, respectively.
 4.2(4)     --    Amendment No. 1 to Second Amended and Restated Preferred
                  Share Rights Agreement, dated April 26, 2001.
10.1(5)     --    Amended 1991 Employee Stock Purchase Plan.
10.2(6)     --    License Agreement dated March 15, 1988 between the
                  Registrant and Dr. Jacob Zabara.
10.3(6)     --    Patent License Agreement effective as of July 28, 1989
                  between the Registrant and Huntington Medical Research
                  Institute.
10.4(7)     --    Lease Agreement dated November 3, 1994 together with
                  amendments dated April 18, 1996 and April 30, 1997,
                  respectively, between the Registrant and Salitex II, Ltd.
10.5(6)     --    Form of Indemnification Agreement.
10.6(6)     --    Amended and Restated Stockholders' Agreement dated October
                  16, 1992.
10.7(8)     --    Registration Rights Agreement dated March 28, 1997.
10.8(9)     --    Amended and Restated 1996 Stock Option Plan.
10.9(7)     --    Stockholders' Agreement dated April 8, 1996 between the
                  Registrant and St. Jude Medical, Inc.
10.10(7)    --    Letter Agreement dated March 28, 1997 between the Clark
                  Estates and the Registrant.
10.11(10)   --    Lease Agreement dated August 19, 1997 between the Registrant and Space Assets II, Inc.
10.12(11)   --    Amended and Restated 1997 Stock Plan.
10.13(12)   --    1998 Stock Option Plan.
10.14*      --    Employment Agreement effective as of June 1, 2003 between
                  Cyberonics, Inc. and Robert P. Cummins.
10.15*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Pamela B. Westbrook.
10.16*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Shawn P. Lunney.
10.17*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Alan D. Totah.
10.18*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Michael A. Cheney.
10.19*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and Richard L. Rudolph.
10.20*      --    Employment Agreement effective as of June 2, 2003 between
                  Cyberonics, Inc. and William Steven Jennings.
10.21*      --    Severance Agreement between Cyberonics, Inc. and William
                  Steven Jennings.
10.22(13)   --    Severance Agreement between Cyberonics, Inc. and Shawn P.
                  Lunney.
10.23(13)   --    Severance Agreement between Cyberonics, Inc. and Alan D.
                  Totah.
10.24(13)   --    Severance Agreement between Cyberonics, Inc. and Pamela B.
                  Westbrook.
10.25(14)   --    Severance Agreement between Cyberonics, Inc. and Michael A.
                  Cheney.
10.26(14)   --    Severance Agreement between Cyberonics, Inc. and Richard L.
                  Rudolph, M.D.
10.27(6)    --    1988 Incentive Stock Plan.
10.28(13)   --    First Amendment to the 1988 Incentive Stock Plan.

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
16.1(16)    --    Letter dated April 16, 2002, from Arthur Andersen LLP to the
                  Securities and Exchange Commission.
21.1(7)     --    List of Subsidiaries of the Registrant.
23.1*       --    Consent of Independent Auditors.
24.1        --    Powers of Attorney (included on the Signature Page to this
                  Form 10-K).
99.1*       --    Certification of the Chief Executive Officer and Chief
                  Financial Officer of Cyberonics, Inc. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

---------------

  *  Filed herewith.

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