Form 10-Q
period 2003-07-25
CYBERONICS INC
filed 2003-09-04
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended July 25, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

                                CYBERONICS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               76-0236465
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

       100 Cyberonics Boulevard
            Houston, Texas                                         77058
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (281) 228-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT AUGUST 25, 2003
Common Stock - $0.01 par value                              22,663,106

                                CYBERONICS, INC.

                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------
       PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements:
         Consolidated Balance Sheets
            July 25, 2003 (Unaudited) and April 25, 2003 ...................................       3
         Consolidated Statements of Operations and Comprehensive Income (Loss)
          (Unaudited)
            Thirteen weeks ended July 25, 2003 and July 26, 2002 ...........................       4
         Consolidated Statements of Cash Flows (Unaudited)
            Thirteen weeks ended July 25, 2003 and July 26, 2002 ...........................       5
         Notes to Consolidated Financial Statements (Unaudited) ............................       6
Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................................      10
Item 3 Quantitative and Qualitative Disclosures About Market Risk ..........................      18
Item 4 Controls and Procedures .............................................................      18

       PART II.  OTHER INFORMATION
Item 5 Other Information ...................................................................      19
Item 6 Exhibits and Reports on Form 8-K ....................................................      19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          JULY 25, 2003       APRIL 25, 2003
                                                                                         ---------------      ---------------
                                                                                           (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents ......................................................     $    45,128,970      $    43,576,305
    Accounts receivable, net .......................................................          15,484,713           14,164,771
    Inventories ....................................................................           6,241,412            6,046,106
    Other current assets ...........................................................           1,392,785            1,344,777
                                                                                         ---------------      ---------------
       Total Current Assets.........................................................          68,247,880           65,131,959
Property and equipment, net ........................................................           8,986,604            9,590,240
Other assets .......................................................................             201,806              232,532
                                                                                         ---------------      ---------------
                                                                                         $    77,436,290      $    74,954,731
                                                                                         ===============      ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ...............................................................     $     4,005,245      $     5,420,831
    Line of credit .................................................................          10,600,000            8,370,000
    Accrued liabilities ............................................................           9,937,807           12,378,698
    Current portion of long-term debt ..............................................             134,312              132,133
                                                                                         ---------------      ---------------
       Total Current Liabilities ...................................................          24,677,364           26,301,662
Long-term debt .....................................................................             106,660              141,066
                                                                                         ---------------      ---------------
       Total Liabilities ...........................................................          24,784,024           26,442,728

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000
      shares authorized; no shares issued and outstanding ..........................                  --                   --
    Common stock, $.01 par value per share; 50,000,000 shares
        authorized; 22,502,580 and 22,385,736 shares issued
        and outstanding at July 25, 2003 and April 25, 2003, respectively ..........             225,026              223,857
    Additional paid-in capital .....................................................         176,055,788          174,325,339
    Deferred compensation ..........................................................          (1,127,491)          (1,023,750)
    Accumulated other comprehensive loss ...........................................            (497,830)            (448,226)
    Accumulated deficit ............................................................        (122,003,227)        (124,565,217)
                                                                                         ---------------      ---------------
       Total Stockholders' Equity ..................................................          52,652,266           48,512,003
                                                                                         ---------------      ---------------
                                                                                         $    77,436,290      $    74,954,731
                                                                                         ===============      ===============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                            FOR THE THIRTEEN WEEKS ENDED
                                                                                          --------------------------------
                                                                                          JULY 25, 2003      JULY 26, 2002
                                                                                          -------------      -------------
                                                                                           (Unaudited)        (Unaudited)
Net sales ...........................................................................     $  26,682,274      $  23,055,593
Cost of sales .......................................................................         3,993,953          3,950,037
                                                                                          -------------      -------------
     Gross Profit ...................................................................        22,688,321         19,105,556
                                                                                          -------------      -------------
Operating Expenses:
   Selling, general and administrative ..............................................        16,284,271         18,355,545
   Research and development .........................................................         3,776,490          4,795,938
                                                                                          -------------      -------------
     Total Operating Expenses .......................................................        20,060,761         23,151,483
                                                                                          -------------      -------------
     Earnings (Loss) From Operations ................................................         2,627,560         (4,045,927)
Interest income .....................................................................            89,759            129,948
Interest expense ....................................................................          (143,073)           (97,852)
Other income, net ...................................................................           112,574            339,024
                                                                                          -------------      -------------
 Earnings (loss) before income taxes ................................................         2,686,820         (3,674,807)
Income taxes ........................................................................           124,830                 --
                                                                                          -------------      -------------
Net earnings (loss) .................................................................     $   2,561,990      $  (3,674,807)
                                                                                          =============      =============

Basic earnings (loss) per share .....................................................     $        0.11      $       (0.17)
Diluted earnings (loss) per share ...................................................     $        0.10      $       (0.17)
                                                                                          =============      =============

Shares used in computing basic earnings (loss) per share ............................        22,435,149         21,781,872
Shares used in computing diluted earnings (loss) per share ..........................        25,132,077         21,781,872

Comprehensive income (loss):
  Net earnings (loss) ...............................................................     $   2,561,990      $  (3,674,807)
  Foreign currency translation adjustment ...........................................           (49,604)           (85,610)
                                                                                          -------------      -------------
  Comprehensive Income (Loss) .......................................................     $   2,512,386      $  (3,760,417)
                                                                                          =============      =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                FOR THE THIRTEEN WEEKS ENDED
                                                                                             ----------------------------------
                                                                                              JULY 25, 2003      JULY 26, 2002
                                                                                             --------------      --------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings (loss) ................................................................     $    2,561,990      $   (3,674,807)
    Non-cash items included in net earnings (loss):
       Depreciation ....................................................................          1,087,518           1,100,636
       (Gain) loss on disposal of assets ...............................................            (12,289)              2,883
       Unrealized gain in foreign currency transactions ................................            (73,451)           (398,357)
     Amortization of deferred compensation and expense related
      to certain stock options and Restricted Stock ....................................            158,464             118,125
    Changes in operating assets and liabilities:
       Accounts receivable, net ........................................................         (1,188,462)         (2,065,732)
       Inventories .....................................................................           (217,864)           (869,414)
      Other current assets .............................................................            (43,092)            585,964
      Other assets .....................................................................             33,188              10,428
      Accounts payable and accrued liabilities .........................................         (3,909,788)         (2,038,368)
                                                                                             --------------      --------------
         Net cash used in operating activities .........................................         (1,603,786)         (7,228,642)
                                                                                             --------------      --------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ................................................           (461,000)         (1,506,208)
                                                                                             --------------      --------------
       Net cash used in investing activities: ..........................................           (461,000)         (1,506,208)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from line of credit .......................................................          2,230,000           3,500,000
    Proceeds from issuance of Common Stock .............................................          1,469,413             618,314
    Payments on long-term debt .........................................................            (32,227)            (31,956)
                                                                                             --------------      --------------
       Net cash provided by financing activities .......................................          3,667,186           4,086,358

Effect of exchange rate changes on cash and cash equivalents ...........................            (49,735)            273,952
                                                                                             --------------      --------------
      Net increase (decrease) in cash and cash equivalents .............................          1,552,665          (4,374,540)
Cash and cash equivalents at beginning of period .......................................         43,576,305          38,195,962
                                                                                             --------------      --------------
Cash and cash equivalents at end of period .............................................     $   45,128,970      $   33,821,422
                                                                                             ==============      ==============
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest ............................................................     $      112,637      $       89,424
     Cash paid for income taxes ........................................................     $      153,153      $           --

Supplemental Disclosure of Non-cash Activity
     Issuance of Restricted Stock to selected officers of
     the Company .......................................................................     $     (262,265)     $           --

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 25, 2003

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 25, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 30, 2004. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 25, 2003.

NOTE 2 - STOCK INCENTIVE AND PURCHASE PLAN

         Stock Incentive and Purchase Plans. As of July 25, 2003, the Company has reserved an aggregate of 14,100,000 shares of Common Stock, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan and New Employee Equity Inducement Plan (collectively "the Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirteen weeks ended July 25, 2003, the Company has granted approximately 886,000 options at a weighted average exercise price of approximately $20.12 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.7 million shares at a weighted average exercise price of $14.63 per share were outstanding as of July 25, 2003.

         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation.

                                                                                            FOR THE THIRTEEN WEEKS ENDED
                                                                                          --------------------------------
                                                                                          JULY 25, 2003      JULY 26, 2002
                                                                                          -------------      -------------
Net earnings (loss) as reported .....................................................     $   2,561,990      $  (3,674,807)
Add: Stock-based employee compensation
 expense included in reported net
 income, net of related tax effects, if applicable ..................................           158,464            118,125
Deduct: Total stock-based employee
 compensation expense determined under
 the fair value method for all awards,
 net of related tax effects, if applicable ..........................................        (4,684,542)        (4,549,029)
                                                                                          -------------      -------------
 Pro forma net loss .................................................................     $  (1,964,088)     $  (8,105,711)
                                                                                          =============      =============
Earnings (loss) per share:
 Basic -- as reported ...............................................................     $        0.11      $       (0.17)
 Basic -- pro forma .................................................................     $       (0.09)     $       (0.37)
 Diluted -- as reported .............................................................     $        0.10      $       (0.17)
 Diluted -- pro forma ...............................................................     $       (0.09)     $       (0.37)

NOTE 3 - INVENTORIES:

 Inventories consist of the following:

                                                                                        JULY 25, 2003      APRIL 25, 2003
                                                                                        --------------     --------------
                                                                                          (Unaudited)
        Raw materials and components ..............................................     $    2,939,243     $    3,157,622
        Finished goods ............................................................          1,748,254          1,305,723
        Work-in-process ...........................................................          1,553,915          1,582,761
                                                                                        --------------     --------------
                                                                                        $    6,241,412     $    6,046,106
                                                                                        ==============     ==============

NOTE 4 - LINE OF CREDIT:

         In September 2001, the Company established a revolving credit facility for $10,000,000, which is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Effective April 1, 2003, this limit was increased to $25,000,000. Borrowings against the facility are based upon eligible Accounts Receivable. As of July 25, 2003, the eligible balance of accounts receivable was $10,894,000. Interest is payable at the designated bank rate of 4.0% at July 25, 2003, plus 1.5%, totaling 5.5% on the greater of $3,000,000 or the average of the net balances owed by the Company at the close of each day during the month. Under the amended terms of the revolving credit facility, the Company agreed to maintain liquidity (being the aggregate of the availability under the credit facility and Company cash) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%. The term of the credit facility is three years, expiring on September 26, 2004. At July 25, 2003, the Company had $10,600,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $294,000.

NOTE 5 - ACCRUED LIABILITIES:

 Accrued liabilities are as follows:

                                                                  JULY 25, 2003     APRIL 25, 2003
                                                                 --------------     --------------
                                                                  (Unaudited)
Payroll and other compensation .............................     $    3,609,222     $    4,565,474
Clinical cost ..............................................          2,756,962          3,471,258
Royalties ..................................................          1,260,495          1,267,537
Other ......................................................          2,311,128          3,074,429
                                                                 --------------     --------------
                                                                 $    9,937,807     $   12,378,698
                                                                 ==============     ==============

NOTE 6 - WARRANTIES:

         Product Warranty. The Company offers warranties on its leads and generators for two years from the date of implant. The Company provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties.

         Changes in the Company's liability for product warranties during the thirteen weeks ended July 25, 2003 and July 26, 2002 are as follows:

                                                                FOR THE THIRTEEN WEEKS ENDED
                                                             ----------------------------------
                                                             JULY 25, 2003       JULY 26, 2002
                                                             --------------      --------------
Balance at the beginning of the
 period ................................................     $      160,581      $      128,803
Warranty expense .......................................            (94,345)                 --
Warranty settled .......................................             (6,788)                 --
                                                             --------------      --------------
Balance at the end of the period                             $       59,448      $      128,803
                                                             ==============      ==============

NOTE 7 - STOCKHOLDERS' EQUITY:

         Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $118,000 of compensation expense has been recognized for the vested portion of this option grant during the thirteen weeks ended July 25, 2003 and July 26, 2002.

         In June 2003, the Board of Directors granted 13,844 shares of restricted stock at $18.94 per share to certain officers of the Company that vest in one year and recorded approximately $262,000 in deferred compensation. Approximately $40,000 of compensation expense has been recognized during the thirteen weeks ended July 25, 2003.

NOTE 8 - EARNINGS PER SHARE:

         SFAS No. 128, "Earnings Per Share," requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options were exercised or converted into common stock and would then share in net income of the Company.

         The following table sets forth the computation and basic and diluted net earnings (loss) per share of common stock:

                                                                        FOR THE THIRTEEN WEEKS ENDED
                                                                      ---------------------------------
                                                                       JULY 25, 2003     JULY 26, 2002
                                                                      --------------     --------------
Numerator:
Net earnings (loss) .............................................     $    2,561,990     $   (3,674,807)
                                                                      ==============     ==============
Denominator:
Basic weighted average shares outstanding .......................         22,435,149         21,781,872
Effect of dilutive stock options ................................          2,696,928                 --
                                                                      --------------     --------------
Diluted weighted average shares outstanding .....................         25,132,077         21,781,872
                                                                      ==============     ==============
Basic earnings (loss) per share .................................     $         0.11     $        (0.17)
Diluted earnings (loss) per share ...............................     $         0.10     $        (0.17)

         Excluded from the computation of diluted earnings per share for the thirteen weeks ended July 25, 2003 were outstanding options to purchase 365,250 common shares because to do so would have been anti-dilutive, due to their exercise price exceeding their fair market value. None of the approximately 7.45 million options to purchase common shares outstanding at July 26, 2002 were included in the computation of diluted loss per share for the thirteen weeks ended July 26, 2002 because to do so would have been anti-dilutive.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS:

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, including "may," "believe," "will," "expect," "anticipate," "estimate," "plan," "intend," and "forecast," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled "Factors Affecting Future Operating Results". Readers are also encouraged to refer to our Annual Report on Form 10-K for the period ended April 25, 2003 for a further discussion of our business and its risks and opportunities.

SUMMARY

         We were founded in 1987 to design, develop and bring to market medical devices which provide a unique therapy, vagus nerve stimulation (VNS), for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. Clinical trials of the VNS Therapy System began with the first patient implant in November 1988 under an Investigational Device Exemption
(IDE) from the U.S. Food and Drug Administration (FDA). We received FDA approval to market the VNS Therapy System in the U.S. in July 1997 for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory or resistant to antiepileptic drugs. We were granted regulatory approval in 1994 to market and sell the VNS Therapy System in the member countries of the European Union and we also have permission to sell in certain other international markets with the broader indication of refractory epilepsy and without discrimination to patient age.

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

         In January 2003, we announced that the one-year data from the D-02 depression pivotal study, analyzed pursuant to the D-02 analysis plan submitted to FDA in September 2002, showed highly statistically significant and clinically significant improvements compared to baseline. The determination of statistical significance was the primary endpoint of the D-02 analysis plan. Statistical significance was determined using a repeated measures linear regression analysis to analyze improvements from pre-treatment baseline throughout the first 12 months of treatment. Statistical significance was defined as a p-value < or = to
0.05. The HRSD-24 improvements
observed over the first year were highly significant with a p-value < 0.001. The secondary measures of statistical significance showed similarly positive results.

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

         In July 2003, we announced that the preliminary one-year results from the comparison of the D-02 VNS pivotal study and D-04 companion study of chronic and recurrent treatment resistant depression, analyzed pursuant to the D-02 analysis plan submitted to the FDA in September 2002, showed a highly statistically significant difference (p-value < 0.001) favoring the D-02 patients (treatment as usual plus VNS Therapy) over the D-04 patients (treatment as usual without VNS Therapy). The primary efficacy analysis was a repeated measures linear regression analysis to compare depression improvements as measured by the Inventory of Depressive Symptomatology-Self Report (IDS-SR) over one year in 205 D-02 patients receiving VNS Therapy and treatment as usual with the IDS-SR outcomes of 124 patients in a companion study, D-04, receiving only treatment as usual. In D-04, patients with chronic or recurrent treatment resistant depression who met the critical D-02 inclusion criteria were treated with standard medical management at 13 total study sites, including 12 of the 21 D-02 study sites. Statistically and clinically significant differences in the physician and patient reported D-02 and D-04 patients' one-year response and remission rates were also observed. One-year response rates, defined as at least a 50% improvement in depression symptoms as measured by the IDS-SR and HRSD-24 (24 item clinician-rated Hamilton Rating Scale for Depression) were 21% and 30%, respectively, in D-02 and 12% and 13%, respectively, in D-04. One-year remission rates, defined as the percentage of patients with an IDS-SR score of 14 or less or HRSD-24 score of 9 or less after one year of treatment, were 16% and 17%, respectively, in D-02 and 5% and 7%, respectively, in D-04.

         From inception through July 1997, our primary focus was on obtaining FDA approval for the VNS Therapy System for the treatment of epilepsy. Since inception, we have incurred substantial expenses, primarily for research and development activities, which include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and system infrastructure. We have also made significant investments in recent periods in connection with clinical research costs associated with new indications development, most notably depression. The clinical studies for depression are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before October 2004, if at all. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors.

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

         Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" which disclosures are presented in Note 2. Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee stock-based compensation for grants having an exercise price equal to the market value of the underlying common stock on the date of grant.

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

  RESULTS OF OPERATIONS

         Net Sales. Net sales for the thirteen weeks ended July 25, 2003 were $26,682,000, increasing by $3,627,000 or 15.7% over the $23,056,000 for the same period last year. First quarter net sales included $24,988,000 from the U.S. market and $1,694,000 from international markets. U.S. net sales for the first quarter increased by $3,595,000, or 16.8% over the $21,393,000 for the same period last year. International net sales increased by $31,000 or 1.9% over the $1,663,000 for the same period last year. The increase in net sales in the U.S. for the thirteen weeks ended July 25, 2003 is primarily due to increases in average selling prices resulting primarily from changes in product mix and higher volume driven by patient demand. The increase in international net sales for the thirteen weeks ended July 25, 2003 is due to a higher average selling price and a stronger Euro as compared to the U.S. Dollar. We anticipate annual worldwide sales growth of approximately 23% for the remainder of fiscal 2004.

         Gross Profit. Gross profit for the thirteen weeks ended July 25, 2003 was $22,688,000 or 85% of net sales compared to $19,106,000 or 82.9% for the same period last year. The improvement in gross profit margin for the thirteen weeks ended July 25, 2003 was due to higher average selling prices, product mix and improvements in manufacturing efficiencies. We anticipate gross profit margin will remain at least 85% for fiscal 2004, assuming we achieve our selling and production objectives.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen weeks ended July 25, 2003 totaled $16,284,000 or 61% of net sales compared to $18,356,000 or 79.6% of net sales for the same period last year. The decrease in selling, general and administrative expenses for the thirteen weeks ended July 25, 2003 is primarily due to lower expenses in selling and marketing programs.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the thirteen weeks ended July 25, 2003 totaled $3,776,000 or 14.2% of net sales, compared to $4,796,000 or 20.8% of net sales for the same period last year. The decrease in research and development expenses is primarily due to reduced costs of clinical programs activities to determine the effectiveness of VNS Therapy in new indications, including chronic depression, anxiety, Alzheimer's Disease (AD) and other indications covered by our proprietary patent portfolio.

         Interest Income. Interest income for the thirteen weeks ended July 25, 2003 was $90,000 compared to $130,000 for the same period last year. The decrease in interest income for the thirteen weeks ended July 25, 2003 is due to lower interest rates.

         Interest Expense. Interest expense for the thirteen weeks ended July 25, 2003 was $143,000 compared to $98,000 for the same period last year. The increase in interest expense for the thirteen weeks ended July 25, 2003 is due to higher borrowings under the Line of Credit Facility and fees paid on the expanded line of credit, partially offset by lower interest rates.

         Other Income, Net. Other income, net for the thirteen weeks ended July 25, 2003 was $113,000 compared to $339,000 for the same period last year. Other income, net for the thirteen weeks ended July 25, 2003 is primarily due to transaction gains associated with foreign currency exchange.

         Income Taxes. We estimate that our effective tax rate for the thirteen weeks ended July 25, 2003 to be approximately 4.0%, due primarily to the effects of net operating loss carry-forwards, federal alternative minimum tax and state income taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. Due to our operating loss history to date, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular federal income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to change in ownership could limit the utilization of the operating loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through public and private placements of our securities. In September 2001, we established a revolving credit facility for $10,000,000 with a term of three years. This credit facility was expanded to $25,000,000 in April 2003. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. Borrowings against the facility are based upon eligible accounts receivable. As of July 25, 2003, the eligible balance of accounts receivable was $10,894,000. Interest is payable in the amount of the designated bank rate of 4.0% plus of 1.5% for a total of 5.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%. As of July 25, 2003, we had $10,600,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $294,000.

         During the thirteen weeks ended July 25, 2003, net cash used in operating activities was approximately $1,604,000 compared to $7,229,000 for the same period last year. The improvement of $5,625,000 is primarily driven by improved earnings performance during the thirteen weeks ended July 25, 2003, as net earnings increased by $6,237,000, to approximately $2,562,000 earnings from a net loss of $3,675,000 for the period last year. Cash flow from financing activities included $2,230,000 in proceeds from the line of credit and approximately $1,469,000 in proceeds in connection with shares issued pursuant to our stock option and employee stock purchase plan.

         The chart below reflects our current obligations at July 25, 2003:


                                                         CAPITAL LEASE                                            TOTAL CONTRACTUAL
                                    LINE OF CREDIT        OBLIGATIONS       OPERATING LEASES        OTHER            OBLIGATIONS
                                    ----------------    ----------------    ----------------   ----------------   ----------------
Contractual Obligations:
Less than one year ..............   $     10,600,000    $        134,312    $      3,053,565   $         30,083   $     13,817,960
1-3 Years .......................                 --             106,660           4,828,864             33,180          4,968,704
3-5 Years .......................                 --                  --           4,859,367                 --          4,859,367
Over 5 Years ....................                 --                  --           3,584,787                 --          3,584,787
                                    ----------------    ----------------    ----------------   ----------------   ----------------
Total Contractual Obligations ...   $     10,600,000    $        240,972    $     16,326,583   $         63,263   $     27,230,818
                                    ================    ================    ================   ================   ================

         Capital leases are for manufacturing equipment used in the production of the VNS Therapy System. The capital leases bear interest at 6.56% and extend through April 2005. Operating leases are primarily obligations applicable to the lease of facilities and office equipment. We are a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $2.8 million as of July 25, 2003. We expect a positive cash flow for the fiscal year 2004. Our cash flow could, however, be adversely effected by the "Factors Affecting Future Operating Results" discussed below.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         See Note 9 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section, the following additional factors could affect our future results and, as a result, our common stock price.

         Our common stock price constantly changes. A public market for our common stock has existed since 1993. Our common stock is traded on the Nasdaq National Market under the ticker symbol "CYBX." The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the period from July 27, 2002 to July 25, 2003 our stock has traded from a high of $28.35 to a low of $12.20 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

   o  quarterly variations in our sales and operating results;

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

   o sales of common stock by the Company, its officers and members of its Board of Directors; and

   o  changes in the general conditions of the economy.

         In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.

         Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our consolidated results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons including the extent to which the VNS Therapy System gains market acceptance, the timing of obtaining marketing approvals for the VNS Therapy System for other indications, the timing of any approvals for reimbursement by third-party payers, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts, our ability to retain qualified sales personnel and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

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

         We may not be able to continue to expand market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been used in approximately

22,600 patients through July 25, 2003, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the VNS Therapy System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.

         We may not be successful in our marketing and sales efforts, which could severely harm our business. The realignment and reorganization of the U.S. sales force implemented in May 2003 resulted in hiring several new sales representatives and regional managers, who will require training and time on the job to become effective. This reorganization also created changes in geography, physician audience or job roles for a substantial portion of the tenured sales force. While we believe these changes should ultimately improve productivity and performance going forward, we cannot assure you that those outcomes will be achieved. The disruption caused by territory realignment and expansion could take longer than expected to yield improvements in productivity and efficiency. The time necessary for personnel to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve annual revenue growth or achieve our quarterly revenue targets could substantially harm our consolidated results of operations and financial condition.

         Patient confidentiality and regulations such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 may limit our ability to secure third-party payment for our patients and impact our patient pull-through selling model. HIPAA regulations are required to be fully implemented for all health care providers by April 14, 2003. Under the HIPAA privacy rule, the privacy of all medical records, billing records, and other identified health information ("Protected Health Information" or "PHI") must be protected. Such regulations may hinder our ability to utilize our Patient Identification and Qualification (PIQ) process as well as our VNS Patient Outcomes Registry (Registry), both of which are key elements of our patient pull-through sales model. The discontinuation of our PIQ and Registry processes could severely limit our ability to market and sell VNS Therapy under our existing sales model and could harm our business growth and financial condition.

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

         Our current and future expense estimates are based, in large part, on estimates of future sales, which are difficult to predict. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected sales shortfall. If increased expenses are not accompanied by increased sales, our consolidated results of operations and financial condition for any particular quarter could be harmed.

         If our suppliers and manufacturers are unable to meet our demand for key components, materials and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of key components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System if or, when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other key components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

         Our products may be found to have defects and result in product recalls. The VNS Therapy System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System which may increase risk to the patient. Any product recall could severely harm our business and consolidated financial condition and results of operations.

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

         We may engage in litigation to protect our proprietary rights, or defend against infringement claims by third parties, causing us to suffer significant expenses or prevent us from selling our products. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business.

         Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson's Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and consolidated financial condition or results of operations.

         We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the VNS

Therapy System entails the risk of product liability claims which we have received from time to time in the ordinary course of our business. Our product liability coverage may not be adequate to cover any of these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in commercial paper, our line of credit and our fixed rate long-term debt. We do not hedge interest rate exposure or invest in derivative securities. We are also exposed to market risk from changes in foreign currency exchange rates. Our wholly-owned foreign subsidiary is consolidated into our financial results. Our reported revenues, expenses and cash flows from this subsidiary are exposed to changing exchange rates. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

         ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.

         ITEM 5. OTHER INFORMATION

         Our policy governing transactions in our common stock by our directors, officers and employees permits, with Board approval, directors and officers to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. When there is no material non-public information available, Rule 10b5-1 allows insiders to establish written plans that permit pre-arranged sales of securities over a set period of time. An independent broker then executes trades according to the plan's instructions, without regard to any subsequent non-public information which the individual might receive.

         During August of 2003 and at a time when our trading window for insiders was open, each of Robert P. Cummins, the Company's Chief Executive Officer, and Reese S. Terry, Jr., a member of our Board of Directors, entered into Rule 10b5-1 plans for sales of common stock pursuant to the terms of such plans from time to time over the next year.

         We anticipate that from time to time in the future, other directors, officers and employees may establish Rule 10b5-1 plans. We do not undertake any obligation to update or revise our disclosure regarding such plans nor to disclose the amendment, termination or expiration of any such plan.

                           PART II - OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            31.1 Certification of the Chief Executive Officer of Cyberonics,
                 Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the Chief Financial Officer of Cyberonics,
                 Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of the Chief Executive Officer and the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  A current report on Form 8-K was filed on July 23, 2003 announcing results of the Company's depression pivotal study.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CYBERONICS, INC.

                           BY: /s/ PAMELA B. WESTBROOK
                               --------------------------------------
                               Pamela B. Westbrook
                               Vice President, Finance and Administration,
                               Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  September 4, 2003

                               INDEX TO EXHIBITS

Exhibits
31.1            Certification of the Chief Executive Officer of Cyberonics,
                Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2            Certification of the Chief Financial Officer of Cyberonics,
                Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32              Certification of the Chief Executive Officer and the Chief
                Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.