Form 10-Q
period 2003-10-24
CYBERONICS INC
filed 2003-12-04
CIK 864683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 24, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT NOVEMBER 21, 2003
Common Stock - $0.01 par value                       22,950,338

                                CYBERONICS, INC.

                                     INDEX

                                                                                PAGE NO.
                                                                                --------
         PART I. FINANCIAL INFORMATION

Item 1   Financial Statements:

           Consolidated Balance Sheets
              October 24, 2003 (Unaudited) and April 25, 2003................      3
           Consolidated Statements of Operations and Comprehensive Income
            (Loss) (Unaudited)
              Thirteen weeks and twenty-six weeks ended October 24, 2003
              and October 25, 2002...........................................      4
           Consolidated Statements of Cash Flows (Unaudited)
              Twenty-six weeks ended October 24, 2003 and October 25, 2002...      5
           Notes to Consolidated Financial Statements (Unaudited)............      6
Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................     10
Item 3   Quantitative and Qualitative Disclosures About Market Risk..........     19
Item 4   Controls and Procedures.............................................     19

         PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders.................     20
Item 6   Exhibits and Reports on Form 8-K....................................     20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CYBERONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  OCTOBER 24, 2003           APRIL 25, 2003
                                                                  ----------------           --------------
                                                                    (Unaudited)
                           ASSETS
Current Assets:
    Cash and cash equivalents...................................    $ 55,310,700             $  43,576,305
    Accounts receivable, net....................................      17,179,519                14,164,771
    Inventories.................................................       6,132,826                 6,046,106
    Other current assets........................................       1,186,969                 1,344,777
                                                                    ------------             -------------
         Total Current Assets...................................      79,810,014                65,131,959
Property and equipment, net.....................................       8,531,685                 9,590,240
Other assets....................................................         188,262                   232,532
                                                                    ------------             -------------
         Total Assets...........................................    $ 88,529,961             $  74,954,731
                                                                    ============             =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit..............................................    $ 10,900,000             $   8,370,000
    Current portion of long-term debt...........................         136,526                   132,133
    Accounts payable............................................       4,460,867                 5,420,831
    Accrued liabilities.........................................      11,761,303                12,378,698
                                                                    ------------             -------------
         Total Current Liabilities..............................      27,258,696                26,301,662
Long-term debt..................................................          71,686                   141,066
                                                                    ------------             -------------
         Total Liabilities......................................      27,330,382                26,442,728

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value per share; 2,500,000
shares authorized; no shares issued and outstanding.... ........              --                        --
    Common stock, $.01 par value per share; 50,000,000 shares
        authorized; 22,925,655 and 22,385,736 shares issued and
        outstanding at October 24, 2003 and April 25, 2003,
        respectively............................................         229,257                   223,857
    Additional paid-in capital..................................     180,615,624               174,325,339
    Deferred compensation.......................................        (943,815)               (1,023,750)
    Accumulated other comprehensive loss........................        (546,263)                 (448,226)
    Accumulated deficit.........................................    (118,155,224)             (124,565,217)
                                                                    ------------             -------------
         Total Stockholders' Equity.............................      61,199,579                48,512,003
                                                                    ------------             -------------
         Total Liabilities and Stockholders' Equity.............    $ 88,529,961             $  74,954,731
                                                                    ============             =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                  FOR THE THIRTEEN WEEKS ENDED           FOR THE TWENTY-SIX WEEKS ENDED
                                              ------------------------------------    -------------------------------------

                                              OCTOBER 24, 2003    OCTOBER 25, 2002    OCTOBER 24, 2003     OCTOBER 25, 2002
                                              ----------------    ----------------    ----------------     ----------------
Net sales..................................     $ 29,296,746        $ 26,072,385        $ 55,979,020         $ 49,127,978
Cost of sales..............................        4,357,489           3,817,536           8,351,442            7,767,573
                                                ------------        ------------        ------------         ------------
     Gross Profit..........................       24,939,257          22,254,849          47,627,578           41,360,405

Operating Expenses:
   Selling, general and administrative.....       16,451,392          16,568,811          32,735,663           34,924,356
   Research and development................        4,613,688           4,594,622           8,390,178            9,390,560
                                                ------------        ------------        ------------         ------------
   Total Operating Expenses................       21,065,080          21,163,433          41,125,841           44,314,916
                                                ------------        ------------        ------------         ------------
   Earnings (Loss) From Operations.........        3,874,177           1,091,416           6,501,737           (2,954,511)

Interest income............................          107,563             120,644             197,322              250,592
Interest expense...........................         (134,009)           (122,576)           (277,082)            (220,428)
Other income (expense) net.................          178,293             (85,378)            290,867             253,646
                                                ------------        ------------        ------------         ------------
Earnings (loss) before income taxes........        4,026,024           1,004,106           6,712,844           (2,670,701)
Income taxes...............................          178,021                  --             302,851                   --
                                                ------------        ------------        ------------         ------------
Net Earnings (Loss)........................     $  3,848,003        $  1,004,106        $  6,409,993         $ (2,670,701)
                                                ============        ============        ============         ============
Basic earnings (loss) per share............     $       0.17        $       0.05        $       0.28         $      (0.12)
Diluted earnings (loss) per share..........     $       0.15        $       0.04        $       0.25         $      (0.12)
                                                ============        ============        ============         ============
Shares used in computing basic earnings
(loss) per share...........................       22,802,669          21,898,881          22,611,987           21,840,377
Shares used in computing diluted earnings
(loss) per share...........................       26,362,832          23,518,576          25,551,220           21,840,377
Comprehensive Income (Loss):
  Net earnings (loss)......................     $  3,848,003        $  1,004,106        $  6,409,993         $ (2,670,701)
Foreign currency translation adjustment....          (48,433)             33,987             (98,037)             (51,623)
                                                ------------        ------------        ------------         ------------
Comprehensive Income (Loss)................     $  3,799,570        $  1,038,093        $  6,311,956         $ (2,722,324)
                                                ============        ============        ============         ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE TWENTY-SIX WEEKS ENDED
                                                                       --------------------------------------
                                                                       OCTOBER 24, 2003      OCTOBER 25, 2002
                                                                       ----------------      ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss) ...........................................        $  6,409,993          $ (2,670,701)
 Non-cash items included in net earnings (loss):
   Depreciation ................................................           2,135,340             2,294,932
   Gain on disposal of assets ..................................              (5,327)                   --
   Unrealized gain in foreign currency transactions ............            (222,933)             (144,042)
   Amortization of deferred compensation and expense related
    to certain stock options and restricted stock ..............             342,140               236,250
 Changes in operating assets and liabilities:
   Accounts receivable, net ....................................          (2,860,558)           (1,178,134)
   Inventories ................................................              (55,432)           (1,244,865)
   Other current assets ........................................             168,402               889,813
   Other assets ................................................              48,901                 9,724
   Accounts payable and accrued liabilities ....................          (1,669,477)            1,655,896
                                                                        ------------          ------------
    Net cash provided by (used in) operating activities ........           4,291,049              (151,127)
                                                                        ------------          ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net .....................          (1,054,689)           (2,864,345)
                                                                        ------------          ------------
    Net cash used in investing activities ......................          (1,054,689)           (2,864,345)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from line of credit .................................           2,530,000               500,000
  Proceeds from issuance of Common Stock .......................           6,033,480             2,925,274
  Payments on long-term debt ...................................             (64,987)              (62,641)
                                                                        ------------          ------------
    Net cash provided by financing activities ..................           8,498,493             3,362,633

Effect of exchange rate changes on cash and cash equivalents....                (458)               49,749
                                                                        ------------          ------------
    Net increase (decrease) in cash and cash equivalents .......          11,734,395               396,910
Cash and cash equivalents at beginning of period ...............          43,576,305            38,195,962
                                                                        ------------          ------------
Cash and cash equivalents at end of period .....................        $ 55,310,700          $ 38,592,872
                                                                        ============          ============
Supplemental Disclosure of Cash Flow Information:

    Cash paid for interest .....................................        $    226,910          $    193,572

    Cash paid for income taxes .................................        $    309,071          $         --

Supplemental Disclosure of Non-cash Activity:
    Issuance of Restricted Stock to selected officers of
    the company ................................................        $   (262,205)         $         --

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                CYBERONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 24, 2003

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended October 24, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 30, 2004. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 25, 2003.

NOTE 2 - STOCK INCENTIVE AND PURCHASE PLAN:

         Stock Incentive and Purchase Plans. As of October 24, 2003, the Company has reserved an aggregate of 14,100,000 shares of Common Stock, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan and New Employee Equity Inducement Plan (collectively "the Stock Option Plans"). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the twenty-six weeks ended October 24, 2003, the Company has granted approximately 1,153,500 options at a weighted average exercise price of approximately $22.12 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.3 million shares at a weighted average exercise price of $15.38 per share were outstanding as of October 24, 2003.

         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation.

                                              FOR THE THIRTEEN WEEKS ENDED            FOR THE TWENTY-SIX WEEKS ENDED
                                          -------------------------------------    -----------------------------------
                                          OCTOBER 24, 2003     OCTOBER 25, 2002    OCTOBER 24, 2003   OCTOBER 25, 2002
                                          ----------------     ----------------    ----------------   ----------------
Net earnings (loss) as reported......       $ 3,848,003          $ 1,004,106          $ 6,409,993       $ (2,670,701)
Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects, if
  applicable.........................           183,676              118,125              342,140            236,250
Deduct: Stock-based employee
  compensation expense determined
  under the fair value method for
  all awards, net of related tax
  effects, if applicable.............        (4,790,292)          (4,476,224)          (9,474,834)        (9,025,253)
                                            -----------          -----------          -----------       ------------
Pro forma net loss...................       $  (758,613)         $(3,353,993)         $(2,722,701)      $(11,459,704)
                                            ===========          ===========          ===========       ============

Earnings (loss) per share:
  Basic -- as reported...............       $      0.17          $      0.05          $      0.28       $      (0.12)
  Basic -- pro forma.................       $    (0. 03)         $     (0.15)         $     (0.12)      $      (0.52)
  Diluted -- as reported.............       $      0.15          $      0.04          $      0.25       $      (0.12)
  Diluted -- pro forma...............       $     (0.03)         $     (0.15)         $     (0.12)      $      (0.52)

NOTE 3 - INVENTORIES:

         Inventories consist of the following:

                                     OCTOBER 24, 2003        APRIL 25, 2003
                                     ----------------        --------------
                                       (Unaudited)
Raw materials and components..       $      2,850,624        $    3,157,622
Finished goods................              1,704,815             1,305,723
Work-in-process...............              1,577,387             1,582,761
                                     ----------------        --------------
                                     $      6,132,826        $    6,046,106
                                     ================        ==============

NOTE 4 - LINE OF CREDIT:

         We have a revolving credit facility of $25,000,000 with a three-year term ending in September 2004. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount we can borrow under the facility is limited to 80% of eligible accounts receivable. As of October 24, 2003, the eligible balance of accounts receivable was $14,912,000. We had $10,900,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $1,029,000. Interest is payable in the amount of the designated bank rate of 4.0% plus 1.5% for a total of 5.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and the Company's cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

NOTE 5 - ACCRUED LIABILITIES:

         Accrued liabilities are as follows:

                                     OCTOBER 24, 2003        APRIL 25, 2003
                                     ----------------        --------------
                                      (Unaudited)
Payroll and other compensation..     $      5,657,919        $    4,565,474
Clinical cost...................            2,267,707             3,471,258
Royalties.......................            1,411,523             1,267,537
Other...........................            2,424,154             3,074,429
                                     ----------------        --------------
                                     $     11,761,303        $   12,378,698
                                     ================        ==============

NOTE 6 - WARRANTIES:

         Product Warranty. The Company offers warranties on its leads and generators for two years from the date of implant. The Company provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in the Company's liability for product warranties during the thirteen and twenty-six weeks ended October 24, 2003 and October 25, 2002 are as follows:

                                       FOR THE THIRTEEN WEEKS ENDED              FOR THE TWENTY-SIX WEEKS ENDED
                                   ------------------------------------      -------------------------------------
                                   OCTOBER 24, 2003    OCTOBER 25, 2002      OCTOBER 24, 2003     OCTOBER 25, 2002
                                   ----------------    ----------------      ----------------     ----------------
Balance at the
   beginning of the
   period......................    $         59,448    $        128,803      $        160,581     $        128,803
Warranty expense
   recognized..................              11,585              15,000               (82,759)              15,000
Warranty settled...............             (17,360)                 --               (24,149)                  --
                                   ----------------    ----------------      ----------------     ----------------
Balance at the end of
   the period.................     $         53,673    $        143,803      $         53,673     $        143,803
                                   ================    ================      ================     ================

NOTE 7 - STOCKHOLDERS' EQUITY:

         Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and the Company recorded approximately $2.4 million in deferred compensation relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $118,000 and $236,000 of compensation expense has been recognized for the vested portion of this option grant during the thirteen and twenty-six weeks ended October 24, 2003 and October 25, 2002, respectively.

         In June 2003, the Board of Directors granted 13,844 shares of restricted stock at $18.94 per share to certain officers of the Company that vest in one year and recorded approximately $262,000 in deferred compensation. Approximately $66,000 and $106,000 of compensation expense has been recognized during the thirteen and twenty-six weeks ended October 24, 2003, respectively.

NOTE 8 - EARNINGS PER SHARE:

         SFAS No. 128, "Earnings Per Share," requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options were exercised or converted into common stock and would then share in net earnings of the Company.

         The following table sets forth the computation and basic and diluted net earnings (loss) per share of common stock:

                                       FOR THE THIRTEEN WEEKS ENDED             FOR THE TWENTY-SIX WEEKS ENDED
                                   ------------------------------------      -------------------------------------
                                   OCTOBER 24, 2003    OCTOBER 25, 2002      OCTOBER 24, 2003     OCTOBER 25, 2002
                                   ----------------    ----------------      ----------------     ----------------
Numerator:
Net earnings (loss)...........     $      3,848,003    $      1,004,106      $      6,409,993     $     (2,670,701)
                                   ================    ================      ================     ================
Denominator:
Basic weighted average shares
    outstanding................          22,802,669          21,898,881            22,611,987           21,840,377
Effect of dilutive stock
    options....................           3,560,163           1,619,695             2,939,233                   --
                                   ----------------    ----------------      ----------------     ----------------
Diluted weighted average shares
    outstanding.............             26,362,832          23,518,576            25,551,220           21,840,377
                                   ================    ================      ================     ================
Basic earnings (loss) per
  share....................        $           0.17    $           0.05      $           0.28     $          (0.12)
Diluted earnings (loss)
  per share................        $           0.15    $           0.04      $           0.25     $          (0.12)

         Excluded from the computation of diluted EPS for the thirteen weeks and the twenty-six weeks ended October 24, 2003 were outstanding options to purchase 55,500 and 347,125 common shares, respectively, because to include them would have been anti-dilutive, meaning the exercise price exceeded their fair market value. Excluded from the computation of diluted EPS for the thirteen weeks and the twenty-six weeks ended October 25, 2002 were outstanding options to purchase common shares of approximately 1.45 million and 7.26 million, respectively, because to include them would have been anti-dilutive.

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 will not have a material impact on the Company's consolidated operating results or financial condition.

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

         In March 2001, the VNS Therapy System was approved by N.V. KEMA, an official notified body representing the European Union countries, for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant major depressive episode. This CE Mark approval, by definition includes the treatment of depression in patients with major depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder, or manic depression. In April 2001, the VNS Therapy System was approved by Health Canada for the treatment of chronic or recurrent depression in patients that are in a treatment-resistant or treatment-intolerant major depressive episode. The Canadian approval is similar to CE Mark European approval in that patients with unipolar depression and bipolar depression are included. Although VNS Therapy using the VNS Therapy System has been approved in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes in these countries prior to the receipt of reimbursement approvals in each country and/or prior to the receipt of regulatory approval in the U.S.

         In January 2003, we announced that the one-year data from the D-02 depression pivotal study, analyzed pursuant to the D-02 analysis plan submitted to FDA in September 2002, showed highly statistically significant and clinically significant improvements compared to baseline. The determination of statistical significance was the primary endpoint of the D-02 analysis plan. Statistical significance was determined using a repeated measures linear regression analysis to analyze improvements from pre-treatment baseline throughout the first 12 months of treatment. Statistical significance was defined as a p-value < or =
0.05. The HRSD-24 improvements observed over the first year were highly significant with a p-value < 0.001. The secondary measures of statistical significance showed similarly positive results.

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

         In July 2003, we announced that the preliminary one-year results from the comparison of the D-02 VNS pivotal study and D-04 companion study of chronic and recurrent treatment resistant depression, analyzed pursuant to the D-02 analysis plan submitted to the FDA in September 2002, showed a highly statistically significant difference (p-value < 0.001) favoring the D-02 patients (treatment as usual plus VNS Therapy) over the D-04 patients (treatment as usual without VNS Therapy). The primary efficacy analysis was a repeated measures linear regression analysis to compare depression improvements as measured by the Inventory of Depressive Symptomatology-Self Report (IDS-SR) over one year in 205 D-02 patients receiving VNS Therapy and treatment as usual with the IDS-SR outcomes of 124 patients in a companion study, D-04, receiving only treatment as usual. In D-04, patients with chronic or recurrent treatment resistant depression who met the critical D-02 inclusion criteria were treated with standard medical management at 13 total study sites, including 12 of the 21 D-02 study sites. Statistically and clinically significant differences in the physician and patient reported D-02 and D-04 patients' one-year response and remission rates were also observed. One-year response rates, defined as at least a 50% improvement in depression symptoms as measured by the IDS-SR and HRSD-24 (24 item clinician-rated Hamilton Rating Scale for Depression) were 22% and 30%, respectively, in D-02 and 12% and 13%, respectively, in D-04. One-year remission rates, defined as the percentage of patients with an IDS-SR score of 14 or less or an HRSD-24 score of 9 or less after one year of treatment, were 15% and 17%, respectively, in D-02 and 4% and 7%, respectively, in D-04.

         In October 2003, we announced that we submitted an 87 volume panel-track, Expedited Review PMA Supplement (PMA-S) to FDA seeking approval to market the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients who are experiencing a major depressive episode and have not had an adequate response to two or more antidepressant treatments. The PMA-S to expand the indication for use and labeling for the VNS Therapy System included acute and one-year data and analyses on approximately 460 patients with treatment resistant depression, including 225 patients treated with VNS Therapy in the U.S. pivotal study, 125 patients treated with only treatment as usual, excluding VNS, in the companion study, 60 patients treated with VNS Therapy in the U.S. pilot study, and 50 patients treated with VNS Therapy in a European study. The PMA-S also included findings from various VNS mechanism of action studies and the data from a recent multi-center study of 347 patients treated with electroconvulsive therapy (ECT).

         From inception through July 1997, our primary focus was on obtaining FDA approval for the VNS Therapy System for the treatment of epilepsy. Since inception, we have incurred substantial expenses, primarily for research and development activities, which include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and system infrastructure. We have also made significant investments in recent periods in connection with clinical research costs associated with new indications development, most notably depression. The clinical studies are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before October 2004, if at all. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors.

CRITICAL ACCOUNTING POLICIES

         The Company considers the following accounting policies as the most critical because, in management's view, they are most important to the portrayal of the Company's consolidated financial condition and results and most demanding in terms of requirements and exercise of judgment.

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

         Stock Options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which disclosures are presented in Note 2. Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee stock-based compensation for grants having an exercise price equal to the market value of the underlying common stock on the date of grant.

         Income Taxes. Cyberonics accounts for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the Company's deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the thirteen weeks ended October 24, 2003 were $29,297,000, increasing by $3,224,000 or 12.4% over the $26,072,000 for the same period last year. Second quarter net sales included

$26,913,000 from the U.S. market and $2,384,000 from international markets. U.S. net sales for the second quarter increased by $2,537,000, or 10.4% over the $24,376,000 for the same period last year. International net sales increased by $687,000 or 40.5% over the $1,697,000 for the same period last year. The increase in net sales in the U.S. for the thirteen weeks ended October 24, 2003 is primarily due to higher volume driven by new patient demand and increases in average system prices resulting from changes in product mix. The increase in international net sales for the thirteen weeks ended October 24, 2003 is due primarily to higher volume driven by patient demand and increases in average system price driven by product mix and favorable foreign currency fluctuations.

         Net sales for the twenty-six weeks ended October 24, 2003 were $55,979,000, increasing by $6,851,000 or 14.0% over the $49,128,000 for the same period last year. Net sales for the twenty-six weeks ended October 24, 2003 included $51,901,000 from the U.S. market, and $4,078,000 from international markets. U.S. net sales for the twenty-six weeks ended October 24, 2003 increased by $6,132,000 or 13.4% over the $45,769,000 for the same period last year. International sales for the twenty-six weeks ended October 24, 2003 increased by $719,000 or 21.4% over the $3,359,000 for the same period last year. The increase in sales in the U.S. for the twenty-six weeks ended October 24, 2003 is primarily due to higher volume driven by new patient demand and increases in average system prices. The increase in international net sales for the twenty-six weeks ended October 24, 2003 is due to higher unit volume, product mix and the impact of currency exchange.

         Gross Profit. Gross profit for the thirteen weeks ended October 24, 2003 was $24,939,000 or 85.1% of net sales compared to $22,255,000 or 85.4% for the same period last year. The decrease in gross profit margin as a percentage of net sales for the thirteen weeks ended October 24, 2003 was due to higher margins in the prior year quarter associated with the Model 102 exchange program and reductions in the current quarter of end of service units which command a higher margin, partially offset by higher average system prices, product mix and improvements in manufacturing efficiencies.

         Gross profit for the twenty-six weeks ended October 24, 2003 was $47,628,000 or 85.1% of net sales compared to $41,360,000 or 84.2% for the same period last year. The improvement in gross profit margin for the twenty-six weeks ended October 24, 2003 was due to higher average system prices, changes in product mix and improvements in manufacturing efficiencies partially offset by reductions in the higher margin end of service units. We anticipate gross profit margin will remain at least 85% for fiscal 2004, assuming we achieve our selling and production objectives.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen weeks ended October 24, 2003 totaled $16,451,000 or 56.2% of net sales compared to $16,569,000 or 63.6% of net sales for the same period last year. Selling, general and administrative expenses for the twenty-six weeks ended October 24, 2003 totaled $32,736,000 or 58.4% of net sales compared to $34,924,000 or 71.1% for the same period last year. The decrease in selling, general and administrative expenses for the thirteen and twenty-six weeks ended October 24, 2003 is primarily due to lower sales and marketing expenses partially offset by higher international and administrative expenses.

         Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the thirteen weeks ended October 24, 2003 totaled $4,614,000 or 15.7% of net sales, compared to $4,595,000 or 17.6% of net sales for the same period last year. Research and development expenses for the twenty-six weeks ended October 24, 2003 were $8,390,000 or 15.0% of net sales compared to $9,391,000 or 19.1% for the same period last year. The decrease in research and development expenses for the twenty-six weeks ended October 24, 2003 is primarily due to decreased costs in clinical programs partially offset by increases in regulatory expenses.

         Interest Income. Interest income for the thirteen weeks ended October 24, 2003 was $108,000 compared to $121,000 for the same period last year. Interest income for the twenty-six weeks ended October 24, 2003 was $197,000 compared to $251,000 for the same period last year. The decrease in interest income for the thirteen and twenty-six weeks ended October 24, 2003 is due to lower interest rates partially offset by a higher level of investments.

         Interest Expense. Interest expense for the thirteen weeks ended October 24, 2003 was $134,000 compared to $123,000 for the same period last year. Interest expense for the twenty-six weeks ended October 24, 2003 was $277,000 compared to $220,000 for the same period last year. The increase in interest expense for the thirteen and twenty-six weeks ended October 24, 2003 is due to higher borrowings under the Line of Credit Facility and fees paid on the expanded line of credit partially offset by lower interest rates.

         Other Income, Net. Other income, net, for the thirteen weeks ended October 24, 2003 was $178,000 compared to ($85,000) for the same period last year. Other income, net, for the twenty-six weeks ended October 24, 2003 was $291,000 compared to $254,000 for the same period last year. Other income, net, for the thirteen and twenty-six weeks ended October 24, 2003 is primarily due to transaction gains associated with foreign currency exchange.

         Income Taxes. We estimate that our effective tax rate for the thirteen weeks and twenty-six weeks ended October 24, 2003 to be approximately 4.5%, due primarily to the effects of net operating loss carry-forwards, federal alternative minimum tax and state income taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. Due to our operating loss history to date, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry forwards, resulting in no regular federal income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to change in ownership could limit the utilization of the operating loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

         At October 24, 2003, cash and cash equivalents totaled approximately $55,311,000 compared to $43,576,000 at April 25, 2003. During the twenty-six weeks ended October 24, 2003, net cash provided by operating activities was approximately $4,290,000 compared to $150,000 used during the same period last year. The improvement of $4,440,000 is primarily driven by improved earnings performance during the twenty-six weeks ended October 24, 2003, as net earnings increased by $9,081,000 to approximately $6,410,000 earnings from a net loss of $2,671,000 for the same period last year. Cash flow from financing activities included $2,530,000 in proceeds from the line of credit and approximately $6,030,000 in proceeds in connection with shares issued pursuant to our stock option and employee stock purchase plan.

         We have a revolving credit facility of $25,000,000 with a three-year term ending in September 2004. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount we can borrow under the facility is limited to 80% of eligible accounts receivable. As of October 24, 2003, the eligible balance of accounts receivable was $14,912,000. We had $10,900,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $1,029,000. Interest is payable in the amount of the designated bank rate of 4.0% plus 1.5% for a total of 5.5% on the greater of $3,000,000 or the average of the net balance owed by the Company at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and the Company's cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

         The chart below reflects our current obligations at October 24, 2003:


                                                           CAPITAL LEASE                                        TOTAL CONTRACTUAL
                                      LINE OF CREDIT        OBLIGATIONS      OPERATING LEASES       OTHER          OBLIGATIONS
                                      --------------        -----------      ----------------       -----          -----------
Contractual Obligations:
Less than one year................      $10,900,000         $   136,526        $  2,861,653       $  50,588      $   13,948,767
1-3 Years.........................               --              71,686           5,018,617          36,000           5,126,303
3-5 Years.........................               --                  --           5,057,860              --           5,057,860
Over 5 Years......................               --                  --           3,094,284              --           3,094,284
                                        -----------         -----------        ------------       ---------      --------------
Total Contractual Obligations.....      $10,900,000         $   208,212        $ 16,032,414       $  86,588      $   27,227,214
                                        ===========         ===========        ============       =========      ==============

         Capital leases are for manufacturing equipment used in the production of the VNS Therapy System. The capital leases bear interest at 6.56% and extend through April 2005. Operating leases are primarily obligations applicable to the lease of facilities and office equipment. Other represents commitments made for future events.

         We are also a party to a number of contracts pursuant to which we are paying for clinical studies for which current operating obligations payable totaled $2.3 million as of October 24, 2003.

         We believe our current cash, cash equivalents, credit facility and cash generated from operations will be sufficient to fund our current levels of operating needs and capital expenditures for the foreseeable future. Our liquidity could, however, be adversely effected by the "Factors Affecting Future Operating Results" discussed below.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         See Note 9 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the factors described above in this section, the following additional factors could affect our future results and, as a result, our common stock price.

         Our common stock price constantly changes. A public market for our common stock has existed since 1993. Our common stock is traded on the NASDAQ National Market under the ticker symbol "CYBX." The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the period from October 25, 2002 to October 24, 2003 our stock has traded from a high of $34.97 to a low of $14.47 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

         -        quarterly variations in our sales and operating results;

         - results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, Alzheimer's Disease, anxiety, migraine headaches and other disorders;

         - announcements of significant contracts, acquisitions, or capital commitments;

         -        changes in financial estimates by securities analysts;

         -        changes in market valuations of medical device companies;

         -        additions or departures of key personnel;

         - sales or purchases of common stock by the Company, its officers and members of its Board of Directors; and

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

         We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy System in the U.S. before October 2004, if at all. Although sales of the VNS Therapy System have been increasing, we cannot assure you that sales will continue to increase at the same rate or at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer's Disease applications and obesity. Our inability to commercialize successfully the VNS Therapy System for depression, obesity and other indications will severely harm our future growth.

         We may not be successful in our efforts to develop VNS Therapy for the treatment of depression, Alzheimer's Disease, anxiety, or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for depression, Alzheimer's Disease, anxiety and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

         We may not be able to continue to expand market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been used in approximately 24,000 patients through October 24, 2003, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that the VNS Therapy System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS

Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.

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

         Patient confidentiality and regulations such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 may limit our ability to secure third-party payment for our patients and impact our patient pull-through selling model. Under the HIPAA privacy rule, the privacy of all medical records, billing records, and other identified health information ("Protected Health Information" or "PHI") must be protected. Such regulations may hinder our ability to utilize our Patient Identification and Qualification (PIQ) process as well as our VNS Patient Outcomes Registry (Registry), both of which are key elements of our patient pull-through sales model. Although our PIQ and Registry processes are fully compliant with HIPAA regulations, the discontinuation or amendment of our PIQ and Registry processes could severely limit our ability to market and sell VNS Therapy under our existing sales model and could harm our business growth and financial condition.

         We may be unable to maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private health care insurers, managed care plans, the U.S. government's Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services we have in the U.S. or internationally. If we fail to maintain favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System, which could reduce our sales and severely harm our business.

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

         If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System if, or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

         Our products may be found to have defects and result in product recalls. The VNS Therapy System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. Any product recall could severely harm our business and consolidated financial condition and results of operations.

         We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements, and for vagus nerve stimulation therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology, or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.

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

         We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the VNS Therapy System entails the risk of product liability claims, which we have received from time to time in the ordinary course of our business. Our product liability coverage may not be adequate to cover any of these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

         If we do not continue to comply with changing government laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous federal and state laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare and HIPAA) and FDA and from comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the VNS Therapy System and for modified or future-generation products. It will also be necessary for us to ensure that our marketing and sales practices comply with all laws and regulations. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in commercial paper, our line of credit and our fixed rate long-term debt. We do not hedge interest rate exposure or invest in derivative securities. We are also exposed to market risk from changes in foreign currency exchange rates. Our wholly owned foreign subsidiary is consolidated into our financial results. Our reported revenues, expenses and cash flows from this subsidiary are exposed to changing exchange rates. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

         ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934) designed to ensure that the Company is able to record, process, summarize and report, within the applicable time periods, the information required in the Company's annual and quarterly reports under the Securities Exchange Act of 1934.

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. In addition, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Results of the votes taken in connection with our annual meeting of stockholders held on September 30, 2003, are set forth below. At our annual meeting, stockholders were asked to consider and act upon (1) the election of Directors for the ensuing year; and (2) a proposal to ratify the appointment of KPMG LLP as independent auditors of Cyberonics for the fiscal year ending April 30, 2004. The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

         (1)      Election of Directors:

               NAME OF NOMINEE                       VOTES FOR             VOTES AGAINST
               ---------------                       ---------             -------------
Robert P. Cummins..........................         18,698,577                639,675
Stanley H. Appel, M.D......................         18,735,288                602,964
Tony Coelho................................         18,740,076                598,176
Guy C. Jackson.............................         18,786,537                551,715
Ronald A. Matricaria.......................         18,767,623                570,629
Alan J. Olsen..............................         18,786,143                552,109
Michael J. Strauss, M.D....................         18,782,937                555,315
Reese S. Terry.............................         18,786,057                552,195

         (2) Proposal to ratify the appointment of KPMG LLP as independent auditors of Cyberonics for the fiscal year ending April 30, 2004:


Number of Votes For........................     19,125,404
Number of Votes Against....................        188,753
Number of Votes Abstaining.................         24,095
Number of Broker Non-Votes.................              0

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Employment Agreement effective July 14, 2003 by and between Cyberonics, Inc. and George Parker.

                  10.2 Employment Agreement effective September 17, 2003 by and between Cyberonics, Inc. and David Wise.

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

         (b)      Reports on Form 8-K

                  A current report on Form 8-K was filed on November 5, 2003 relating to the Company's results for the second quarter of fiscal 2004.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CYBERONICS, INC.

                                BY: /s/ PAMELA B. WESTBROOK
                                    --------------------------------------
                                    Pamela B. Westbrook
                                    Vice President, Finance and Administration,
                                    Secretary and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
         Date: December 4, 2003

                                INDEX TO EXHIBITS

Exhibits

10.1 Employment Agreement effective July 14, 2003 by and between Cyberonics, Inc. and George Parker.

10.2 Employment Agreement effective September 17, 2003 by and between Cyberonics, Inc. and David Wise.

31.1 Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive Officer of Cyberonics, Inc. and the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.