Form 10-Q
period 2004-01-23
CYBERONICS INC
filed 2004-03-04
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 23, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number 0-19806

CYBERONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0236465

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cyberonics Boulevard Houston, Texas	77058

(Address of principal executive offices)	(Zip Code)

(281) 228-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock — $0.01 par value	OUTSTANDING AT FEBRUARY 20, 2004 23,376,952

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC.

CONSOLIDATED BALANCE SHEETS

	JANUARY 23, 2004	APRIL 25, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,711,830	$43,576,305
Accounts receivable, net	18,840,514	14,164,771
Inventories	6,702,520	6,206,687
Other current assets	3,403,159	1,344,777

Total Current Assets	86,658,023	65,292,540
Property and equipment, net	8,249,998	9,590,240
Other assets	191,898	232,532

Total Assets	$95,099,919	$75,115,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$10,116,708	$8,370,000
Current portion of long-term debt	138,778	132,133
Accounts payable	5,851,187	5,420,831
Accrued liabilities	11,539,470	12,539,279

Total Current Liabilities	27,646,143	26,462,243
Long-term debt	36,136	141,066

Total Liabilities	27,682,279	26,603,309

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 23,295,513 and 22,385,736 shares issued and outstanding at January 23, 2004 and April 25, 2003, respectively	232,955	223,857
Additional paid-in capital	185,557,520	174,325,339
Deferred compensation	(1,098,369)	(1,023,750)
Accumulated other comprehensive loss	(714,288)	(448,226)
Accumulated deficit	(116,560,178)	(124,565,217)

Total Stockholders’ Equity	67,417,640	48,512,003

Total Liabilities and Stockholders’ Equity	$95,099,919	$75,115,312

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THE THIRTEEN WEEKS ENDED		FOR THE THIRTY-NINE WEEKS ENDED
	JANUARY 23, 2004	JANUARY 24, 2003	JANUARY 23, 2004	JANUARY 24, 2003
Net sales	$28,434,662	$27,561,545	$84,413,682	$76,689,523
Cost of sales	4,354,335	4,174,170	12,705,777	11,941,743

Gross Profit	24,080,327	23,387,375	71,707,905	64,747,780
Operating Expenses:
Selling, general and administrative	19,038,560	15,506,333	51,774,223	50,430,689
Research and development	3,996,887	4,309,503	12,387,065	13,700,063

Total Operating Expenses	23,035,447	19,815,836	64,161,288	64,130,752

Earnings From Operations	1,044,880	3,571,539	7,546,617	617,028
Interest income	133,660	119,274	330,982	369,866
Interest expense	(147,800)	(99,210)	(424,882)	(319,638)
Other income, net	416,987	257,865	707,854	511,511

Earnings before income taxes	1,447,727	3,849,468	8,160,571	1,178,767
Income tax provision (benefit)	(147,319)	27,799	155,532	27,799

Net Earnings	$1,595,046	$3,821,669	$8,005,039	$1,150,968

Basic earnings per share	$0.07	$0.17	$0.35	$0.05
Diluted earnings per share	$0.06	$0.16	$0.31	$0.05

Shares used in computing basic earnings per share	23,094,598	22,139,128	22,768,242	21,939,960
Shares used in computing diluted earnings per share	26,654,264	23,878,279	26,085,410	23,018,595
Comprehensive Income:
Net earnings	$1,595,046	$3,821,669	$8,005,039	$1,150,968
Foreign currency translation adjustment	(168,025)	(148,794)	(266,062)	(200,417)

Comprehensive Income	$1,427,021	$3,672,875	$7,738,977	$950,551

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THIRTY-NINE WEEKS ENDED
	JANUARY 23, 2004	JANUARY 24, 2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings	$8,005,039	$1,150,968
Non-cash items included in net earnings:
Depreciation	3,092,310	3,501,098
(Gain) loss on disposal of assets	54,983	(57,053)
Unrealized gain in foreign currency transactions	(537,199)	(410,580)
Amortization of deferred compensation and expense related to certain stock options and restricted stock	638,561	354,375
Changes in operating assets and liabilities:
Accounts receivable, net	(4,277,947)	(2,060,860)
Inventories	(505,071)	(1,379,383)
Other current assets	(2,036,643)	(422,272)
Other assets, net	51,320	84,214
Accounts payable and accrued liabilities	(763,660)	(1,424,511)

Net cash provided by (used in) operating activities	3,721,693	(664,004)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,771,827)	(3,574,710)

Net cash used in investing activities	(1,771,827)	(3,574,710)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,746,708	500,000
Payments on long-term debt	(98,285)	(93,831)
Proceeds from issuance of Common Stock	10,528,099	5,105,477

Net cash provided by financing activities	12,176,522	5,511,646
Effect of exchange rate changes on cash and cash equivalents	9,137	93,706

Net increase in cash and cash equivalents	14,135,525	1,366,638
Cash and cash equivalents at beginning of period	43,576,305	38,195,962

Cash and cash equivalents at end of period	$57,711,830	$39,562,600

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$304,529	$281,188
Cash paid for income taxes	$319,623	$—
Supplemental Disclosure of Non-cash Activity:
Issuance of Restricted Stock to selected employees of Cyberonics	$(713,180)	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JANUARY 23, 2004

NOTE 1 — BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (Cyberonics) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended January 23, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 30, 2004. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 25, 2003.

NOTE 2 — STOCK INCENTIVE AND PURCHASE PLAN:

     Stock Incentive and Purchase Plans. As of January 23, 2004, Cyberonics has reserved an aggregate of 14,110,000 shares of Common Stock, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan and New Employee Equity Inducement Plan (collectively, the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirty-nine weeks ended January 23, 2004, Cyberonics has granted approximately 1,422,000 options at a weighted average, issued at fair market value, exercise price of approximately $23.43 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.2 million shares at a weighted average exercise price of $16.00 per share were outstanding as of January 23, 2004.

     The following table illustrates the effect on net income and earnings per share if Cyberonics had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to stock-based employee compensation.

	FOR THE THIRTEEN WEEKS ENDED		FOR THE THIRTY-NINE WEEKS ENDED
	JANUARY 23, 2004	JANUARY 24, 2003	JANUARY 23, 2004	JANUARY 24, 2003
Net earnings as reported	$1,595,046	$3,821,669	$8,005,039	$1,150,968
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects, if applicable	296,421	118,125	638,561	354,375
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects, if applicable	(4,934,354)	(4,559,282)	(14,409,188)	(13,584,535)

Pro forma net loss	$(3,042,887)	$(619,488)	$(5,765,588)	$(12,079,192)

Earnings (loss) per share:
Basic — as reported	$0.07	$0.17	$0.35	$0.05
Basic — pro forma	$(0.13)	$(0.03)	$(0.25)	$(0.55)
Diluted — as reported	$0.06	$0.16	$0.31	$0.05
Diluted — pro forma (1)	$(0.13)	$(0.03)	$(0.25)	$(0.55)

(1)	Gives effect to stock-based employee compensation expense

NOTE 3 — INVENTORIES:

     Inventories consist of the following:

	JANUARY 23, 2004	APRIL 25, 2003
	(Unaudited)
Raw materials and components	$3,022,245	$3,157,622
Finished goods	2,354,686	1,466,304
Work-in-process	1,325,589	1,582,761

	$6,702,520	$6,206,687

NOTE 4 — LINE OF CREDIT:

     We have a revolving credit facility of $25,000,000 with a three-year term ending in September 2004. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount we can borrow under the facility is limited to 80% of eligible accounts receivable. As of January 23, 2004, the eligible balance of accounts receivable was $15,180,000. We had approximately $10,117,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $2,027,000. Interest is payable in the amount of the designated bank rate of 4.0% plus 1.5% for a total of 5.5% on the greater of $3,000,000 or the average of the net balance owed by Cyberonics at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and Cyberonics’ cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

NOTE 5 — ACCRUED LIABILITIES:

     Accrued liabilities are as follows:

	JANUARY 23, 2004	APRIL 25, 2003
	(Unaudited)
Payroll and other compensation.	$4,401,124	$4,565,474
Clinical cost	1,686,511	3,471,258
Business insurance	1,550,480	649,660
Royalties	1,425,762	1,267,537
Other	2,475,593	2,585,350

	$11,539,470	$12,539,279

NOTE 6 — WARRANTIES:

     Product Warranty. Cyberonics offers warranties on its leads and generators for two years from the date of implant. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in Cyberonics’ liability for product warranties during the thirteen and thirty-nine weeks ended January 23, 2004 and January 24, 2003 are as follows:

	FOR THE THIRTEEN WEEKS ENDED		FOR THE THIRTY-NINE WEEKS ENDED
	JANUARY 23, 2004	JANUARY 24, 2003	JANUARY 23, 2004	JANUARY 24, 2003
Balance at the beginning of the period	$53,673	$143,803	$160,581	$128,803
Warranty expense recognized	22,133	15,000	(60,626)	30,000
Warranty settled	(8,518)	(5,198)	(32,667)	(5,198)

Balance at the end of the period	$67,288	$153,605	$67,288	$153,605

NOTE 7 — STOCKHOLDERS’EQUITY:

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and Cyberonics recorded approximately $2.4 million in deferred compensation expense relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $118,000 and $354,000 of compensation expense has been recognized for the vested portion of this option grant during the thirteen and thirty-nine weeks ended January 23, 2004 and January 24, 2003, respectively.

     In June 2003, the Board of Directors granted 13,844 shares of restricted stock at $18.94 per share to certain officers of Cyberonics that vest in one year and recorded approximately $262,000 in deferred compensation. In October 2003, the Board of Directors granted 12,000 and 5,000 shares of restricted stock at $26.49 and $26.62 per share, respectively, to certain employees of Cyberonics that vest in one year and recorded approximately $451,000 in deferred compensation expense. Approximately $178,000 and $284,000 of compensation expense have been recognized during the thirteen and thirty-nine weeks ended January 23, 2004, respectively.

NOTE 8 — EARNINGS PER SHARE:

     SFAS No. 128, “Earnings Per Share,” requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.

     The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	FOR THE THIRTEEN WEEKS ENDED		FOR THE THIRTY-NINE WEEKS ENDED
	JANUARY 23, 2004	JANUARY 24, 2003	JANUARY 23, 2004	JANUARY 24, 2003
Numerator:
Net earnings	$1,595,046	$3,821,669	$8,005,039	$1,150,968

Denominator:
Basic weighted average shares outstanding	23,094,598	22,139,128	22,768,242	21,939,960
Effect of dilutive securities	3,559,666	1,739,151	3,317,168	1,078,635

Diluted weighted average shares outstanding	26,654,264	23,878,279	26,085,410	23,018,595

Basic earnings per share	$0.07	$0.17	$0.35	$0.05
Diluted earnings per share	$0.06	$0.16	$0.31	$0.05

     Excluded from the computation of diluted EPS for the thirteen weeks and the thirty-nine weeks ended January 23, 2004 were outstanding options to purchase 119,500 and 371,500 common shares, respectively, because to include them would have been anti-dilutive, meaning the exercise price exceeded their fair market value. Excluded from the computation of diluted EPS for the thirteen weeks and the thirty-nine weeks ended January 24, 2003 were outstanding options to purchase common shares of approximately 1.28 million and 1.74 million, respectively, because to include them would have been anti-dilutive, as noted above.

NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS:

     In December 2002, the Financial Accounting Standard Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, Cyberonics has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for the first fiscal period beginning after December 15, 2003. Cyberonics believes that the adoption of SFAS No. 150 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” and “forecast,” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled “Factors Affecting Future Operating Results,” included herein. Readers are also encouraged to refer to our Annual Report on Form 10-K for the period ended April 25, 2003 for a further discussion of our business and its risks and opportunities.

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

     The determination of clinical significance was a key secondary endpoint of the D-02 analysis plan. Clinical significance was determined by analyzing the percent of patients who showed a sustained response between nine and 12 months of treatment with VNS Therapy. In the absence of published literature that defines a long-term success criterion, Cyberonics’ psychiatric clinical advisors suggested that a sustained response rate of approximately 30% would be significant. Approximately 30% of the patients from the original acute treatment group and 25% of all patients in the analysis showed a sustained response between months nine and 12.

     In July 2003, we announced that the preliminary one-year results from the comparison of the D-02 VNS pivotal study and D-04 companion study of chronic and recurrent treatment resistant depression, analyzed pursuant to the D-02 analysis plan submitted to FDA in September 2002, showed a highly statistically significant difference (p-value < 0.001) favoring the D-02 patients (treatment as usual plus VNS Therapy) over the D-04 patients (treatment as usual without VNS Therapy). The primary efficacy analysis was a repeated measures linear regression analysis to compare depression improvements as measured by the Inventory of Depressive Symptomatology-Self Report (IDS-SR) over one year in 205 D-02 patients receiving VNS Therapy and treatment as usual with the IDS-SR outcomes of 124 patients in a companion study, D-04, receiving only treatment as usual. In D-04, patients with chronic or recurrent treatment resistant depression who met the critical D-02 inclusion criteria were treated with standard medical management at 13 total study sites, including 12 of the 21 D-02 study sites. Statistically and clinically significant differences in the physician and patient reported D-02 and D-04 patients’ one-year response and remission rates were also observed. One-year response rates, defined as at least a 50% improvement in depression symptoms as measured by the IDS-SR and HRSD-24 (24 item clinician-rated Hamilton Rating Scale for Depression) were 22% and 30%, respectively, in D-02 and 12% and 13%, respectively, in D-04. One-year remission rates, defined as the percentage of patients with an IDS-SR score of 14 or less or an HRSD-24 score of 9 or less after one year of treatment, were 15% and 17%, respectively, in D-02 and 4% and 7%, respectively, in D-04.

     In October 2003, we announced that we submitted an 87-volume panel-track, Expedited Review PMA Supplement (PMA-S) to FDA seeking approval to market the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients who are experiencing a major depressive episode and have not had an adequate response to two or more antidepressant treatments. The PMA-S application was officially filed by FDA on October 27, 2003. The PMA-S to expand the indication for use and labeling for the VNS Therapy System included acute and one-year data and analyses on approximately 460 patients with treatment resistant depression, including 225 patients treated with VNS Therapy in the U.S. pivotal study, 125 patients treated with only treatment as usual, excluding VNS Therapy, in the companion study, 60 patients treated with VNS Therapy in the U.S. pilot study, and 50 patients treated with VNS Therapy in a European study. The PMA-S also included findings from various VNS mechanism of action studies and the data from a recent multi-center study of 347 patients treated with electroconvulsive therapy (ECT).

     Based on all of the information available to Cyberonics as of early January 2004 related to FDA’s expedited review of Cyberonics’ PMA-S application for the use of VNS Therapy for treatment-resistant depression, including, but not limited to, discussions with FDA during the pre-PMA-S meeting, the expedited review status of the PMA-S, the nature and content of the bi-weekly discussions with FDA throughout the interactive review process, statements by FDA in FDA’s letter accepting the PMA-S for filing, and the publication of proposed Neurological Devices Panel dates in April 2004, Cyberonics believed that FDA intended to hold a Neurological Devices Advisory Panel in April 2004 to review the PMA-S and that FDA intended to render a decision regarding approvability of the PMA-S by July 2004, three months earlier than Cyberonics originally anticipated. Although Cyberonics did not have at that time and does not have now any statement from FDA that the PMA-S will be approved, and Cyberonics can provide no assurance now as to the outcome of FDA’s decision regarding approvability, Cyberonics thought it prudent at the time to plan for a July 2004 launch of VNS Therapy for treatment-resistant depression. Preparing for a July launch required Cyberonics to accelerate spending from the first quarter of fiscal year 2005 to the fourth quarter of fiscal year 2004, increasing Cyberonics’ costs in the fourth quarter by approximately $5 million. The accelerated launch plan also required Cyberonics’ sales-related employees to spend significant time in training during the fourth quarter, reducing anticipated epilepsy sales revenue for the fourth quarter. Accordingly, on January 7, 2004, Cyberonics reduced its revenue and earnings guidance for the fourth quarter of fiscal year 2004 in an announcement that included as an explanation of the reason for the reduced guidance, the accelerated launch of VNS Therapy for treatment-resistant depression.

     Cyberonics met with FDA on February 4, 2004 for its 100-Day Meeting. At the 100-Day Meeting, FDA informed Cyberonics that FDA’s review of Cyberonics’ PMA-S was a “work in progress,” that Cyberonics should expect to receive a deficiency letter outlining FDA’ questions related to the PMA-S, that FDA intends to submit the PMA-S to a Neurological Devices Panel, and that the Panel meeting would likely be convened approximately 12 weeks after Cyberonics files an amendment to the PMA-S responsive to FDA’s deficiency letter. Because the information communicated by FDA during the 100-Day Meeting differed from information previously received from FDA and Cyberonics’ assumptions based thereon, on February 5, 2004, Cyberonics announced that it had revised its expectations as to FDA’s review of Cyberonics’ PMA-S consistent with its expectations as originally announced. Cyberonics currently does not expect FDA to hold a Neurological Devices Advisory Panel before July 2004 to review the PMA-S and does not expect a decision from FDA regarding approvability of the PMA-S before October 2004. Cyberonics can provide no assurance as to the exact timing or ultimate outcome of the panel meeting or FDA’ decision regarding approvability of Cyberonics’ PMA-S to market VNS Therapy for treatment-resistant depression.

     From inception through July 1997, our primary focus was on obtaining FDA approval for the VNS Therapy System for the treatment of epilepsy. Since inception, we have incurred substantial expenses, primarily for research and development activities, which include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and system infrastructure. From 1998 to present, we have also made significant investments in connection with clinical research costs associated with new indications development, most notably depression. The clinical studies are for investigational therapies that are not expected to generate significant sales prior to FDA approval, which is not anticipated before October 2004, if at all. Furthermore, the timing and nature of these expenditures are contingent upon several factors outside of our control and may exceed the current expectations of securities analysts and investors.

CRITICAL ACCOUNTING POLICIES

     Cyberonics considers the following accounting policies as the most critical because, in management’s view, they are most important to the portrayal of Cyberonics’ consolidated financial condition and results and most demanding in terms of requirements and exercise of judgment.

     Accounts Receivable. Cyberonics provides an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically experienced by Cyberonics would reduce earnings when they become known.

     Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand should differ from expectations.

     Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. For financial reporting purposes, Cyberonics computes depreciation using the straight-line method over useful lives ranging from two to nine years. An unanticipated change in the utilization or expected useful life of property and equipment could result in an acceleration in the timing of the expenses.

     Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances. Cyberonics’ revenues are dependent upon sales to new and existing customers pursuant to Cyberonics’ policy. A change in this policy or sales terms could impact the amount and timing of revenue recognized.

     Research and Development. All research and development costs are expensed as incurred. Cyberonics has entered into contractual obligations for the conduct of clinical studies. Costs are incurred primarily at the time of enrollment and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.

     Warranty Expense. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expenses are made based upon projected product warranties. Amounts actually paid could vary subject to certain factors discussed in “factors Affecting Future Operating Results” discussed below.

     Stock Options. Cyberonics has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which disclosures are presented in Note 2. Because of this election, Cyberonics continues to account for its employee stock-based compensation plans under APB Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee stock-based compensation for grants having an exercise price equal to the market value of the underlying common stock on the date of grant.

     Income Taxes. Cyberonics accounts for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to Cyberonics’ deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

     Reclassifications. Certain reclassifications have been made to prior period financial statements to conform with the January 23, 2004 presentation with no effect on net results previously reported.

RESULTS OF OPERATIONS

     Net Sales. Net sales for the thirteen weeks ended January 23, 2004 were $28,435,000, increasing by $873,000 or 3.2% over the $27,562,000 for the same period last year. Third quarter net sales included $25,311,000 from the U.S. market and $3,123,000 from international markets. U.S. net sales for the third quarter increased by $250,000 or 1.0% over the $25,061,000 for the same period last year. International net sales increased by $623,000 or 24.9% over the $2,500,000 for the same period last year. Net sales for the thirty-nine weeks ended January 23, 2004 were $84,414,000, increasing by $7,724,000 or 10.0% over the $76,690,000 for the same period last year. Net sales for the thirty-nine weeks ended January 23, 2004 included $77,212,000 from the U.S. market, and $7,202,000 from international markets. U.S. net sales for the thirty-nine weeks ended January 23, 2004 increased by $6,382,000 or 9.0% over the $70,830,000 for the same period last year. International net sales for the thirty-nine weeks ended January 23, 2004 increased by $1,342,000 or 22.9% over the $5,860,000 for the same period last year.

     The annual increase in net sales in the U.S. for the thirteen weeks ended January 23, 2004 is due to increases in average system prices resulting from changes in product mix. The annual increase in net sales in the U.S. for the thirty-nine weeks ended January 23, 2004 is primarily due to higher unit volume and increases in average system prices driven by product mix. In fiscal 2004, we have experienced increasing pricing pressures from our larger customers who are requiring pricing concessions. As a result, we have granted volume discounts at larger purchasing institutions, particularly near the end of each of the fiscal quarters in fiscal 2004. This has resulted in certain hospital inventories exceeding those required for identified patient implants, thus adversely impacting sales at those hospitals at the beginning of the subsequent quarters. During the quarter ended January 23, 2004, we also experienced no growth in U.S. unit volumes as a result of a decline in U.S. replacement or End of Service (EOS) units and a reduction in the growth rate of U.S. new patient units. For the remainder of fiscal 2004, we expect U.S. new patient unit volumes to remain relatively flat and U.S. EOS unit volumes to continue to decline throughout fiscal 2004 as we approach the end of the Model 100 generator replacement cycle.

     The increase in international net sales for the thirteen and thirty-nine weeks ended January 23, 2004 is due primarily to higher unit volume and increases in average system price driven by product mix and the favorable impact of foreign currency exchange rates.

     Gross Profit. Gross profit for the thirteen weeks ended January 23, 2004 was $24,080,000 or 84.7% of net sales compared to $23,387,000 or 84.9% for the same period last year. The decrease in gross profit margin as a percentage of net sales for the thirteen weeks ended January 23, 2004 was due to higher margins in the prior year quarter associated with the introduction of the Model 102 generator and reductions in the current quarter of end of service units sold which command a higher margin, partially offset by higher average system prices, product mix and improvements in manufacturing efficiencies.

     Gross profit for the thirty-nine weeks ended January 23, 2004 was $71,708,000 or 85.0% of net sales compared to $64,748,000 or 84.4% for the same period last year. The improvement in gross profit margin for the thirty-nine weeks ended January 23, 2004 was due to higher average system prices, changes in product mix and improvements in manufacturing efficiencies partially offset by reductions in the higher margin end of service units sold. We anticipate gross profit margin will be approximately 84.9% for fiscal 2004, assuming we achieve our selling and production objectives.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen weeks ended January 23, 2004 totaled $19,039,000 or 67.0% of net sales compared to $15,506,000 or 56.3% of net sales for the same period last year. Selling, general and administrative expenses for the thirty-nine weeks ended January 23, 2004 totaled $51,774,000 or 61.3% of net sales compared to $50,431,000 or 65.8% for the same period last year. The increase in selling, general and administrative expenses for the thirteen and thirty-nine weeks ended January 23, 2004 is primarily due to additional market shaping initiatives in depression and higher administrative expenses partially offset by lower selling expenses.

     Research and Development Expenses. Research and development expenses are comprised of both expenses related to our product and process development efforts and expenses associated with conducting clinical trials and certain regulatory activities. Research and development expenses for the thirteen weeks ended January 23, 2004 totaled $3,997,000 or 14.1% of net sales, compared to $4,310,000 or 15.6% of net sales for the same period last year. Research and development expenses for the thirty-nine weeks ended January 23, 2004 were $12,387,000 or 14.7% of net sales compared to $13,700,000 or 17.9% for the same period last year. The decrease in research and development expenses for the thirteen and thirty-nine weeks ended January 23, 2004 is primarily due to decreased costs in clinical programs partially offset by increases in regulatory expenses.

     Interest Income. Interest income for the thirteen weeks ended January 23, 2004 was $134,000 compared to $119,000 for the same period last year. Interest income for the thirty-nine weeks ended January 23, 2004 was $331,000 compared to $370,000 for the same period last year. The increase in interest income for the thirteen weeks ended January 23, 2004 compared to the prior year quarter is due to higher levels of investments partially offset by lower interest rates. The decrease in interest income for the thirty-nine weeks ended January 23, 2004 compared to the prior year period is due to higher levels of investments which are fully offset by lower interest rates over the thirty-nine week period.

     Interest Expense. Interest expense for the thirteen weeks ended January 23, 2004 was $148,000 compared to $99,000 for the same period last year. Interest expense for the thirty-nine weeks ended January 23, 2004 was $425,000 compared to $320,000 for the same period last year. The increase in interest expense for the thirteen and thirty-nine weeks ended January 23, 2004 compared to the same prior year periods is due to higher borrowings under our revolving credit facility and fees paid on the expanded line of credit partially offset by lower interest rates.

     Other Income, Net. Other income, net, for the thirteen weeks ended January 23, 2004 was $417,000 compared to $258,000 for the same period last year. Other income, net, for the thirty-nine weeks ended January 23, 2004 was $708,000 compared to $512,000 for the same period last year. Other income, net, for the thirteen and thirty-nine weeks ended January 23, 2004 compared to the same prior year periods primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

\

     Income Taxes. We estimate that our effective tax rate for the thirty-nine weeks ended January 23, 2004 to be approximately 1.9%, due primarily to the effects of net operating loss carry-forwards, federal alternative minimum tax and state income taxes. The effective tax rate represents Cyberonics’ estimate of the rate expected to be applicable for the year-to-date operating income. Due to our operating loss history, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry forwards, resulting in no regular federal income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to change in ownership could limit the utilization of the operating loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

     At January 23, 2004, cash and cash equivalents totaled approximately $57,712,000 compared to $43,576,000 at April 25, 2003. During the thirty-nine weeks ended January 23, 2004 net cash provided by operating activities was approximately $3,722,000 compared to $664,000 used during the same period last year. The improvement of $4,386,000 is primarily driven by improved earnings performance during the thirty-nine weeks ended January 23, 2004, as net earnings increased by $6,854,000 to approximately $8,005,000 earnings from $1,151,000 for the same period last year. Cash flow from financing activities for the thirty-nine weeks ended January 23, 2004 included $1,747,000 in proceeds from the line of credit and approximately $10,528,000 in proceeds in connection with shares issued pursuant to our stock option and employee stock purchase plan.

     We have a revolving credit facility of $25,000,000 with a three-year term ending in September 2004. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount we can borrow under the facility is limited to 80% of eligible accounts receivable. As of January 23, 2004, the eligible balance of accounts receivable was $15,180,000. We had approximately $10,117,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $2,027,000. Interest is payable in the amount of the designated bank rate of 4.0% plus 1.5% for a total of 5.5% on the greater of $3,000,000 or the average of the net balance owed by Cyberonics at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and Cyberonics’ cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

     The chart below reflects our current obligations at January 23, 2004:

		CAPITAL LEASE			TOTAL CONTRACTUAL
CONTRACTUAL OBLIGATIONS	LINE OF CREDIT	OBLIGATIONS	OPERATING LEASES	OTHER	OBLIGATIONS
Less than one year	$10,116,708	$138,778	$2,900,308	$63,680	$13,219,474
1-3 Years.	—	36,136	5,088,571	36,000	5,160,707
3-5 Years.	—	—	5,070,765	—	5,070,765
Over 5 Years	—	—	2,455,892	—	2,455,892

Total Contractual Obligations	$10,116,708	$174,914	$15,515,536	$99,680	$25,906,838

     Capital leases are for manufacturing equipment used in the production of the VNS Therapy System. The capital leases bear interest at 6.56% and extend through April 2005. Operating leases are primarily obligations applicable to the lease of facilities and office equipment. Other represents commitments made for future events which are reflected on our balance sheet.

     We believe our current cash, cash equivalents, credit facility and cash generated from operations will be sufficient to fund our current levels of operating needs and capital expenditures for the foreseeable future. Our liquidity could, however, be adversely affected by the “Factors Affecting Future Operating Results” discussed below.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     See Note 9 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     In addition to the factors described above in this section, the following additional factors could affect our future results and, as a result, our common stock price.

     Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the period from January 24, 2003 to January 23, 2004 our stock has traded from a high of $38.74 to a low of $16.07 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

•	quarterly variations in our sales and operating results;

•	regulatory activities and announcements;

•	results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, Alzheimer’s Disease, anxiety, migraine headaches and other disorders;

•	announcements of significant contracts, acquisitions, or capital commitments;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of medical device companies;

•	additions or departures of key personnel; sales or purchases of common stock by Cyberonics, its officers and members of its Board of Directors; and

•	changes in the general conditions of the economy.

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

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy System in the U.S. before October 2004, if at all. We cannot assure you that epilepsy sales will continue to increase, if at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression. We cannot assure you that any approvals for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if the approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease applications and obesity. Our inability to commercialize successfully the VNS Therapy System for depression, obesity and other indications will severely harm our future growth.

     We may not be successful in our efforts to develop VNS Therapy for the treatment of depression, Alzheimer’s Disease, anxiety, or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for depression, Alzheimer’s Disease, anxiety and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate, if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

     We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been used in approximately 25,300 patients through January 23, 2004, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that will change physicians’ opinions or use of our product. We cannot assure you that the VNS Therapy System will continue to achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.

     We may not be successful in our marketing and sales efforts, which could severely harm our business. Over the past nine months we have made significant changes in the organization and structure of our U.S. sales force. These changes include reduction in the size of our U.S. sales force and territory changes in geography, physician audience or job roles for a substantial portion of the sales force. While we believe these changes should ultimately improve productivity and performance going forward, we cannot assure you that those outcomes will be achieved. The disruption caused by these changes could take longer than expected to yield improvements in productivity and efficiency. The time necessary for personnel to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve our annual or quarterly revenue targets could substantially harm our consolidated results of operations and financial condition.

     Patient confidentiality and regulations such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 may limit our ability to secure third-party payment for our patients and impact our patient pull-through selling model. Under the HIPAA privacy rule, the privacy of all medical records, billing records, and other identified health information (Protected Health Information or PHI) must be protected. Such regulations may hinder our ability to utilize our Patient Identification and Qualification (PIQ) process as well as our VNS Patient Outcomes Registry (Registry), both of which are key elements of our patient pull-through sales model. Although our PIQ and Registry processes are fully compliant with HIPAA regulations, the discontinuation or amendment of our PIQ and Registry processes could severely limit our ability to market and sell VNS Therapy under our existing sales model and could harm our business growth and consolidated financial condition.

     We may be unable to maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private health care insurers, managed care plans, the U.S. government’s Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services we have in the U.S. or internationally. If we fail to maintain favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System, which could reduce our sales and severely harm our business.

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

     Our products may be found to have defects that result in product recalls. The VNS Therapy System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. Any product recall could severely harm our business and consolidated financial condition and results of operations.

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

     Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson’s Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. In addition, the health care industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and consolidated financial condition or results of operations.

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

     If we do not continue to comply with changing government laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous federal and state laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, HIPAA and FDA) and from comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the VNS Therapy System and for modified or future-generation products. It will also be necessary for us to ensure that our marketing and sales practices comply with all laws and regulations. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements.

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

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in commercial paper and our line of credit. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash, cash equivalents and our line of credit, a 100-basis point change in interest rates would not have a material impact on our financial results.

     We are also exposed to market risk from changes in foreign currency exchange rates. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

     Cyberonics maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934) designed to ensure that Cyberonics is able to record, process, summarize and report, within the applicable time periods, the information required in Cyberonics’ annual and quarterly reports under the Securities Exchange Act of 1934.

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Cyberonics’ management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Cyberonics’ disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Cyberonics’ disclosure controls and procedures are effective. In addition, there have been no changes in Cyberonics’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Cyberonics’ last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Cyberonics’ internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1	Employment Agreement effective October 27, 2003 by and between Cyberonics, Inc. and Randal L. Simpson.

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     A current report on Form 8-K was filed on November 25, 2003 relating to a presentation to be made by representatives of Cyberonics to investors.

     A current report on Form 8-K was filed on December 3, 2003 relating to a presentation to be made by representatives of Cyberonics to investors.

     A current report on Form 8-K was filed on December 12, 2003 relating to an amendment to Cyberonics’ Second Amended and Restated Preferred Share Rights Agreement.

     A current report on Form 8-K was filed on January 7, 2004 relating to Cyberonics’ revised depression market plan and fiscal 2004 guidance.

     A current report on Form 8-K was filed on January 13, 2004 relating to an amendment to Cyberonics’ Second Amended and Restated Preferred Shared Rights Agreement.

     A current report on Form 8-K was filed on January 26, 2004 relating to Cyberonics’ preliminary sales and net income results for the third quarter of fiscal 2004.

     A current report on Form 8-K was filed on February 9, 2004 relating to Cyberonics’ financial results for the third quarter ended January 23, 2004 of its fiscal year ending April 30, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.
By:	/s/ PAMELA B. WESTBROOK
Pamela B. Westbrook
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 4, 2004

INDEX TO EXHIBITS

Exhibits	Description
10.1	Employment Agreement effective October 27, 2003 by and between Cyberonics, Inc. and Randal L. Simpson.

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer of Cyberonics, Inc. and the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.