Form 10-K
period 2004-04-30
CYBERONICS INC
filed 2004-07-09
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-19806

Cyberonics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0236465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cyberonics Building

100 Cyberonics Blvd.
Houston, Texas
77058-2072
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:

(281) 228-7200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).     Yes ☑          No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 24, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was based upon the last sales price reported for such date on the NASDAQ National Market, approximately $498 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At June 21, 2004, 23,544,832 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report on Form 10-K will be incorporated by reference to certain sections of Cyberonics’ definitive proxy statement for its annual meeting of stockholders in 2004. To the extent that such proxy statement is not filed within 120 days of the registrant’s fiscal year end, the registrant will file an amendment to this Annual Report on Form 10-K to include such information.

      In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “expect,” “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “could,” “possible,” “plan,” “project,” “forecast,” and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, product development programs, clinical and new indication development programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties. These risks and uncertainties include, but are not limited to: continued market acceptance of the Cyberonics VNS Therapy SystemTM and sales of our product; the development and satisfactory completion of clinical trials and/or market tests of the Cyberonics VNS Therapy SystemTM for the treatment of depression or other indications; adverse changes in coverage or reimbursement amounts by third parties; intellectual property protection and potential infringement claims; maintaining compliance with government regulations and obtaining necessary government approvals for new applications; product liability claims and potential litigation; reliance upon single suppliers and manufacturers for certain components and the accuracy of management’s estimates of future expenses and sales. Consequently, no forward-looking statements can be guaranteed and actual outcomes may vary materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

PART I

Item 1.	Business

General

      Cyberonics, Inc. was founded in 1987 to design, develop, manufacture and market the Cyberonics VNS Therapy SystemTM, an implantable medical device for the treatment of epilepsy and other debilitating chronic disorders. Our mission is to improve the lives of people whose lives have been touched by epilepsy, depression and other disorders that may prove to be treatable with our patented therapy, Vagus Nerve Stimulation (VNS). To accomplish that mission, we have pioneered:

•	new medical science regarding the vagus nerve and its impact on neurotransmitters and brain function;

•	a new device-based therapy;

•	new study designs and United States Food and Drug Administration (FDA) approval processes for neurostimulation;

•	a distinct sales and marketing model to profitably create awareness, acceptance and demand for a revolutionary device-based therapy among six different customer constituencies in a traditional pharmaceutical market;

•	a new consensus on pharmacoresistant epilepsy and its treatment; and

•	a totally new device market.

      On June 15, 2004, we announced that the Neurological Devices Advisory Panel (the Panel) of FDA’s Medical Devices Advisory Committee voted 5 to 2 to recommend approval with conditions of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients over the age of 18 who are experiencing a major depressive episode that have not had an adequate response to four or more adequate antidepressant treatments. The approval was subject to certain conditions, which we believe are consistent with our depression plans and epilepsy history.

      Our objectives are to improve the profitability of our core epilepsy business, and to develop other indications for VNS covered by our method patents. Our strategies to achieve these objectives are to:

•	continually develop the people, organization, systems, controls and processes to improve our business model and realize the full potential of VNS Therapy in other potential new indications, including depression;

•	improve sales force execution of our proprietary mission flow chart and patient pull-through sales model;

•	improve market awareness of VNS Therapy by creating physician and patient demand through promotional and educational initiatives;

•	maintain end-of-service initiatives to satisfy physician and patient demand;

•	develop and introduce next-generation products that will provide improved product functionality, command higher prices and drive higher gross profit margin;

•	demonstrate the clinical and statistical significance and causal relationship of VNS Therapy in depression from existing studies long-term data, as appropriate; and

•	expand the VNS Therapy indication for use and labeling to include depression and other indications in the United States.

Epilepsy

      We have been approved by FDA to market the VNS Therapy System in the U.S. as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory or resistant to drugs. We have also received regulatory approval to sell the VNS Therapy System in Canada, Europe, Australia and certain countries in Eastern Asia for the treatment of refractory epilepsy and without patient age or seizure type limitation. To date, over 27,000 patients with epilepsy have accumulated in excess of over 79,000 patient years of treatment with the VNS Therapy System.

Epilepsy Market Overview

      Epilepsy is a disorder of the brain characterized by recurrent seizures. Epileptic seizures are categorized as either partial or generalized at onset. Generalized seizures that involve the entire brain from the onset usually result in the loss of consciousness and are typically manifested by convulsions. Partial onset seizures initiate in a localized region of the brain, and may or may not result in an alteration in consciousness. Partial onset seizures can also progress to generalized seizures. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more refractory to existing therapies than generalized seizures.

      It is estimated that approximately 2.8 million individuals in the U.S. have epilepsy, with approximately 150,000 new cases diagnosed each year, and that there are in excess of 3.3 million individuals with epilepsy in Western Europe and Japan, with over 210,000 new cases diagnosed each year. In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 20% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. The medical, psychological, sociological and financial implications of refractory epilepsy can be profound for individuals and their families. Seizures can be severely debilitating and may result in major irreversible morbidity which consist of lasting complications or side effects. Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness and death as the result of severe seizures. Personal implications of epilepsy may include suffering the side effects of antiepileptic drugs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver’s license.

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

VNS Therapy System

      Our FDA-approved VNS Therapy System is the only approved medical device alternative for treating epilepsy. The VNS Therapy System delivers an electrical signal through an implantable lead to the left cervical vagus nerve in the patient’s neck on a chronic, intermittent basis. Stimulation may also be initiated by the patient (or caregiver) with a handheld magnet.

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

      Clinically Proven. To date, over 27,000 patients have accumulated in excess of 79,000 patient years of treatment experience with the VNS Therapy System. In July 1997, FDA approved the VNS Therapy System for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. The product is approved for the broader indication of refractory epilepsy in Canada, the European Union, Australia and other Asian markets.

      Significant Seizure Control. In our two randomized, parallel, double-blind active control studies, the treatment groups reported a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data, derived from an uncontrolled protocol, on the 440 patients in our first five studies suggest that efficacy is maintained and, for many patients, improves over time when the VNS Therapy System is used as an adjunctive therapy with drugs as part of a patient’s optimized long-term treatment regimen. Analysis of this pooled data showed that the median percent seizure reduction increased from 20% in the first three months to 44% after 24 months of treatment and was sustained at that level at 36 months.

      Well-tolerated Side Effects. The side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. They include hoarseness, coughing, a feeling of shortness of breath and throat pain. The VNS Therapy System has not typically been associated with the debilitating central nervous system side effects that frequently accompany antiepileptic drugs. Additionally, side effects decrease over time, with no single side effect being reported by more than 3% of patients at three years post-implant.

      Quality of Life. The Cyberonics VNS Patient Outcome Registry collects acute and long-term follow-up data on patients treated with VNS Therapy post-FDA approval. Global changes were measured in important quality of life areas such as alertness, verbal communication, memory, school/professional achievements, mood changes, postictal state and cluster seizures. To date, the registry includes data on over 7,200 patients, of which approximately 4,500 patients are at three-months follow-up and over 2,700 patients are at 12-months follow-up. Compared to pre-implant, approximately half of patients in both the acute and long-term follow-up exhibit improvements in at least two quality of life areas. Less than 6% of patients exhibit a worsening of any effect in both the acute and long-term patient populations.

      Easy to Use. The implantation procedure is a straightforward, reversible procedure that takes between 30 and 90 minutes, does not involve the brain and has been performed by surgeons with a variety of specializations. Additionally, the VNS Therapy System does not interact with existing therapies and, because the VNS Therapy System provides therapy without patient (or caregiver) administration, compliance is high. Moreover, a patient can use a magnet to temporarily override the pre-programmed stimulation cycle to activate on-demand therapy if the patient senses the onset of a seizure or to temporarily eliminate stimulation side effects.

Depression

      We are conducting clinical studies of the VNS Therapy System for the treatment of depression in patients with major depressive episodes that have not responded to standard treatments. The depression study program includes acute and long-term clinical studies, acute and long-term mechanism of action research and clinical and economic outcome studies in patients with treatment-resistant depression receiving standard medical treatment that does not include VNS. These studies are being conducted to determine the safety, clinical effectiveness and cost effectiveness of VNS Therapy in the treatment of depression, support regulatory approvals and support post-approval psychiatrist, patient and payer acceptance. The clinical component consists of four studies: a 60-patient open-label pilot study (D-01) which was initiated in fiscal year 1999 and includes long-term follow-up, with all continuing patients exceeding three years of follow-up; a 235-patient randomized, double-blind, placebo-controlled study (D-02) with long-term open-label follow-up; an open-label post-marketing study in Europe (D-03); and a 127-patient observational study of treatment-resistant depressed patients receiving standard-of-care treatment but no VNS Therapy (D-04).

      The D-01 acute results showed an acute response rate of 31%, which increased to 45% after 12 months of VNS Therapy. In late January 2002, the acute results of the D-02 study on VNS Therapy were completed and unblinded. The D-02 acute results showed (1) a 15% response rate in the active treatment group, which did not represent a statistically significant improvement over the placebo group; (2) a 10% response rate in the placebo group, confirming the treatment-resistant nature of the study population; (3) completion of the acute phase by 97% of the active treatment group, confirming the good short-term tolerability of VNS Therapy; (4) few significant adverse events, confirming the safety of the implant procedure and good short-term tolerability of VNS Therapy in depression; and (5) a statistically significant difference favoring VNS in one of the secondary outcome measures, the Inventory for Depressive Symptomatology (IDS).

      In September 2002, we submitted an Investigational Device Exemption Supplement (IDE-S) to FDA for our revised statistical plan for the D-02 study, amending the D-02 protocol’s statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy using existing long-term data collected as already specified in the D-02 protocol. The plan has three principal components: (1) the determination of the statistical significance of the improvements over 12 months of the D-02 patients compared to their baseline by a repeated measures linear regression analysis; (2) the determination of the clinical significance of the 12-month outcome in the D-02 patients by calculating the percentage of patients who achieve and sustain a response between months 9 and 12 of treatment; and (3) the determination of the causality of the D-02 outcomes by comparison with the D-04 outcomes by using a repeated measures linear regression analysis on the IDS-SR as the primary outcome and using ANCOVA (analysis of covariance) for the Hamilton Rating Scale (HRSD) score after 12 months of treatment as a secondary outcome.

      In January 2003, the analyses of the long-term results of D-02 were completed. Statistical significance was determined pursuant to the analysis plan using a repeated measures linear regression analysis to analyze the improvements from pre-treatment baseline in approximately 180 patients’ chronic or recurrent treatment-resistant depression as measured by the 24-item Hamilton Rating Scale (HRSD-24) throughout the first 12 months of treatment. Statistical significance was defined as a p-value<0.05. The HRSD-24 improvements observed over the first year were highly significant with a p-value<0.001. The secondary measures of statistical significance showed similarly positive results. The determination of clinical significance was a key secondary endpoint of the D-02 analysis plan. Clinical significance was determined by analyzing the percent of patients who showed a sustained response between nine and 12 months of treatment with VNS Therapy. In the absence of published literature that defines a long-term success criterion, our psychiatric clinical advisors suggested that a sustained response rate of approximately 30% would be significant. Approximately 30% of the patients from the original acute treatment group and 27% of all patients in the analysis showed a sustained response between months 9 and 12.

      In July 2003, we reported results from the comparative analyses of the 12-month D-02 and D-04 outcomes. The statistical plan-specified primary analysis, a repeated measures linear regression analysis of IDS-SR raw scores over 12 months of treatment showed that the D-02 patients’ depression scores improved more than did the depression scores of the D-04 patients (p<0.001). Similarly, the D-02 patients showed statistically significant greater improvement on most secondary outcomes.

      We are conducting an observational study (D-04) of patients with treatment-resistant depression receiving standard medical treatment, excluding VNS Therapy. The study assesses long-term economic and clinical outcomes over a 12-month period. Patients enrolled in the D-04 study were enrolled primarily at a subset of the D-02 sites, with 12 of 13 sites also included in the D-02 study, and with similar enrollment criteria and treatment resistance as those patients in the D-02 study.

      On October 27, 2003, we filed a Premarket Approval Application Supplement (PMA-S) with FDA for approval to market the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression in patients experiencing a major depressive episode that has not had an adequate response to two or more antidepressant treatments. In December 2003, we received official notice from FDA that our PMA-S had been filed. In March 2004, we received and responded to a letter from FDA regarding the filed PMA-S application that listed major deficiency questions. In April 2004, we were notified by FDA that a meeting of FDA’s Panel had been scheduled for June 15, 2004 to review our PMA-S seeking approval to market the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression.

      On June 15, 2004, the Panel of FDA’s Medical Devices Advisory Committee voted 5 to 2 to recommend approval with conditions of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients over the age of 18 who are experiencing a major depressive episode that has not had an adequate response to four or more adequate antidepressant treatments. Conditions recommended by the Panel included several labeling changes, that the VNS depression prescribers and implanting surgeons have appropriate experience and adequate training in the implantation and programming of the VNS Therapy System, that patients receive adequate education and that we implement a long-term depression patient registry following approval. FDA’s Division of General and Restorative Neurological Devices will consider the deliberations, vote and recommendation of the Panel and make the final decision on approval of the VNS Therapy System for the proposed indication for use.

      The clinical study of VNS Therapy for the treatment of depression in the U.S. is an investigational study subject to clinical outcome and significant regulatory restrictions. We can provide no assurance as to the ultimate approval outcome of VNS Therapy for the treatment of depression in the U.S. Any delays or failure of the necessary approvals could harm our ability to market the VNS Therapy System for depression, which could harm our business, financial condition and results of operations.

      In March 2001, the VNS Therapy System was approved by N.V. KEMA, an official notified body representing the European Union countries, for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode. This CE Mark approval, by definition, includes the treatment of depression in patients with depressive disorder, or so-called unipolar depression, as well as patients with bipolar disorder or manic depression. In April 2001, the VNS Therapy System was approved by Health Canada for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode. The Canadian approval is similar to CE Mark European approval in that depressed patients with unipolar depression and bipolar depression are included.

      VNS Therapy for the treatment of depression, as approved in European Union countries and Canada and under current clinical investigation in the U.S., is identical to VNS Therapy for the treatment of epilepsy. The VNS Therapy System delivers intermittent stimulation in the same location, that is, the left vagus nerve in the neck, under similar programming specifications.

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

Depression Market Overview

      Major Depressive Disorder (MDD) is one of the most prevalent and serious illnesses in the world, affecting nearly 19 million Americans over the age of 18 in any given year. MDD is the fourth most disabling condition worldwide and the second most disabling condition in the U.S. Total annual costs of depression in the U.S. exceed $80 billion including $30 billion of annual direct treatment costs. Twenty percent of depressed Americans or approximately 4 million people suffer from treatment-resistant depression (TRD) defined as a depressive episode that has failed to respond to at least two antidepressant treatments of adequate dose and duration. Patients with TRD are often isolated, hopeless, desperate, and unemployed. Studies show that annual healthcare costs for patients with TRD exceed $40,000 per patient per year. A person with depression is up to 35 times more likely to commit suicide than a person not experiencing depression and 15 percent of previously hospitalized depressed patients commit suicide.

      The exact causes of depressive disorders are unknown, although both biological abnormalities and psychological factors are thought to precipitate this disease. Diminished synaptic concentrations of neurotransmitters, especially serotonin and norepinephrine, are implicated in the pathogenesis of depression. Most current standard therapies are thought to affect either one or both of these neurotransmitter systems: selective serotonin reuptake inhibitors (SSRIs) drugs and serotonin-norepinephrine reuptake inhibitors (SNRIs) increase synaptic concentrations by blocking reabsorption of these neurotransmitters while monoamine oxidase inhibitors drugs (MAOIs) work by decreasing the breakdown of norepinephrine and serotonin. It is of interest to note that several antiepileptic compounds, such as carbamazepine, valproate and lamotrigine, are also used as mood stabilizers.

Traditional Depression Therapies

      The goals of treatment of depression are to achieve remission of symptoms, prevent relapse and recurrence and to improve the quality of life and functional capacity of the patient. Treatment of depression is typically viewed in terms of acute, continuation and maintenance phases of treatment. The acute treatment phase is considered to be six to 12 weeks, the continuation phase is four to nine months and the maintenance phase is greater than nine to 12 months. Recurrences of depression are expected in 50% of cases within two years after maintenance treatment. For well-established recurrent depressions, the rate of recurrence may approach 75%. In the U.S., it is estimated that approximately 100,000 patients are treated annually with Electro-Convulsive Therapy (ECT). ECT typically involves general anesthesia and multiple treatments that can cost from $8,000 to as high as $20,000 per patient per year. Treatment morbidity associated with ECT includes the risks of general anesthesia, as well as short and long-term cognitive deficits, including memory loss.

      Although there are many safe and effective antidepressants including medications, psychotherapy and ECT, there are no FDA-approved, informed-use, safe and effective long-term treatments for TRD. Multiple medication combinations are used to treat TRD without evidence of long-term safety and efficacy. ECT, the most effective acute antidepressant, is often declined, and is of limited long-term value due to cognitive side effects and high relapse/recurrence rates within six months of treatment.

Other Indications Development

      Based on its known central nervous system effects and observed clinical effects, VNS Therapy may be potentially useful for treating a variety of disorders. Accordingly, our patent portfolio includes many additional uses for VNS Therapy. We currently have small pilot studies underway for the treatment of Alzheimer’s Disease and anxiety. Presently, our limited resources and current focus on the development of a depression indication preclude significant progress toward the development of these additional indications. In February 2002, we suspended new enrollments in all new indication studies in order to allow us to focus our limited clinical and financial resources towards the determination of the effectiveness of VNS Therapy in depression. The suspension of patient enrollments in all new indications studies results in a higher degree of uncertainty surrounding the timing and extent of anticipated clinical study activities in new indications development.

VNS Therapy System Components

      VNS Therapy is a proprietary, integrated system consisting of an implantable device that delivers an electrical signal to an implantable lead that is attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism of action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in blocking seizures and results in persistent or carryover antiepileptic effects, which increase with chronic intermittent stimulation.

      The VNS Therapy System consists of the VNS Therapy Pulse Generator, the Bipolar Lead, the programming wand and software and the tunneling tool. The VNS Pulse Generator and Bipolar Lead are surgically implanted in a procedure that takes from 30 to 90 minutes, during which time the patient is under general, regional or local anesthesia. The VNS Pulse Generator is surgically implanted in a subcutaneous pocket in the upper left chest. The Bipolar Lead is connected to the VNS Pulse Generator and attached to the vagus nerve in the lower left side of the patient’s neck. The patient is generally admitted to the hospital the day of surgery and discharged the same or following day.

      The VNS Therapy System delivers VNS on a chronic, intermittent basis. The initial standard stimulation parameters that we recommend are a 30-second period of stimulation which we refer to as ON time, followed by a five-minute period without stimulation which we refer to as OFF time. To optimize patient treatment, the pulse width, output current, signal frequency, stimulation duration and stimulation OFF intervals of the VNS Pulse Generator can be noninvasively programmed and adjusted by the treating physician with a personal or handheld computer using our programming wand and software. In addition, the patient can use a small, handheld magnet that is provided with the VNS Pulse Generator to manually activate or deactivate stimulation. On-demand therapy can be useful for those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide patient control of stimulation side effects by allowing the patient to temporarily deactivate stimulation.

      VNS Pulse Generator. The VNS Pulse Generator is an implantable, programmable, cardiac pacemaker-like signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The VNS Pulse Generator employs a battery that has an expected life of approximately seven to ten years at standard stimulation parameters. Upon depletion of the battery, the VNS Pulse Generator is removed and a new generator is implanted in a short, outpatient procedure using local anesthesia.

      Bipolar Lead. We have licensed a proprietary nerve lead to convey the electrical signal from the VNS Pulse Generator to the vagus nerve. The lead incorporates patented electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead’s two electrodes and anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest where it is attached to the VNS Pulse Generator. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

      Programming Wand and Software. Our proprietary programming wand and software are used to interrogate the device and to transmit programming information from a personal or handheld computer to the VNS Pulse Generator via electromagnetic signals. Programming capabilities include modification of the VNS Pulse Generator’s programmable parameters (pulse width, output current, signal frequency and stimulation duration and interval) and storage and retrieval of telemetry data.

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

      The VNS Therapy System implant procedure, including device costs, hospital charges and physician fees, cost between $15,000 and $35,000. The current list price for the VNS Therapy System is approximately $12,400 for the Model 101 System and approximately $15,900 for the Model 102 System.

Manufacturing and Sources of Supply

      Our manufacturing operations are required to comply with FDA’s Quality System Regulations, commonly referred to as QSR, which incorporates the agency’s former Good Manufacturing Practices regulations. QSR addresses the design, controls, methods, facilities and quality assurance controls used in product design, manufacturing, packaging, labeling, storing and installing medical devices. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we are subject to the compliance requirements of International Standards Organization (ISO) 9001:1994 and 13485:1996, CAN/ CSA ISO 13485:1998 certifications and CE Mark directives. We are audited by KEMA, Quality USA on a semiannual basis and by KEMA, The Netherlands on an annual basis, respectively, for such compliance.

      The VNS Therapy Pulse Generator Models 101 and 102 are similar in design and manufacture to a cardiac pacemaker. Models 101 and 102 are comprised of either two or one printed circuit boards, respectively, and a battery which is hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The circuit boards are next assembled and tested. The assembled circuit boards and battery are then placed in a titanium case that is laser welded. A header to which the Bipolar Lead connects is added to all sealed units. Each unit is subject to final functional release testing prior to being sterilized by a third-party vendor.

      We continue to rely upon sole source suppliers for certain materials and services used in manufacturing the VNS Therapy System for reasons of quality assurance, availability or cost effectiveness. We periodically experience discontinuation or unavailability of components, materials and contract services which may require qualification of alternative sources or product design changes. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Although we believe that any such changes will be made without disruption, any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions. In an effort to reduce potential product liability exposure, however, certain suppliers have terminated or may terminate sales of certain materials and parts to manufacturers of implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure the availability of raw materials and component parts essential to the manufacture of medical devices. We cannot estimate the impact of this law on supplier arrangements. Any supply or manufacturing disruption could significantly harm our business.

Marketing and Sales

      United States. We sell and market our products for epilepsy through a direct sales force in the U.S. As of June 21, 2004, our U.S. sales and marketing organization consisted of 61 territories and 175 full-time employees, including about 78 in field sales and 38 in case management. Our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among targeted epileptologists, neurologists, surgeons and nurses involved in the treatment of refractory epilepsy, third-party payers, and patients and their families whose lives are affected by epilepsy. To reach each of these groups, we are using a multidisciplinary sales force consisting of sales personnel with medical device, pharmaceutical, or nursing experience, reimbursement specialists experienced in obtaining third-party coverage and payments for new medical technologies, marketing teams experienced in educational and promotional marketing programs and case managers experienced in patient insurance issues. In addition to our direct selling activities, we facilitate and support peer-to-peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.

      Through January 2004, the U.S. sales force generally consisted of 84 territories, each balanced for physician prescribing potential, allowing comprehensive coverage and focus on a broad physician target audience. Sales growth through January 2004 was below expectations and a review of growth drivers indicated that sales growth was strongest with our existing physician market. As a result, in January 2004, we scaled back our sales and marketing organization from 84 to 61 territories to serve the current VNS prescribers and the patients they treat. While we expect to achieve long-term improvements in sales force productivity and efficiencies, these changes are likely to result in a short-term decline in productivity. Improvements in sales force productivity may take several quarters to achieve and may not ultimately be realized to the degree or in the time frame currently anticipated.

      International. We market and sell our products through a combination of a direct sales force in certain European countries and distributors elsewhere. As of June 21, 2004, our international organization consisted of 22 full-time employees and a number of independent distributors. The VNS Therapy System is currently sold by a direct sales force in Germany, France, Austria, Switzerland, Belgium, Norway, Sweden, Denmark, The Netherlands and the United Kingdom. As of June 21, 2004, we had distribution agreements with independent distributors covering a number of other countries, principally in Europe, Asia, South Africa, Australia, Mexico and Canada. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. We intend to seek additional regulatory and reimbursement approvals in the future in those major markets where the VNS Therapy System is not yet approved.

Third-Party Reimbursement

      Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, VNS Therapy has been recommended and/or adopted by most payers across the U.S. for the treatment of epilepsy, including Aetna, Blue Cross/ Blue Shield Technology Evaluation Center, CHAMPUS, Kaiser Permanente, Centers for Medicare & Medicaid Services (CMS) and most state Medicaid programs.

      In deciding to cover a new therapy, payers base their initial coverage decisions on several factors including, but not limited to, the status of FDA’s review of the product, CMS coverage decision, Blue Cross/ Blue Shield Technology Evaluation Center recommendations, the product’s safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compares to alternative therapies. The Cyberonics Reimbursement Department is available to assist hospitals and physicians with reimbursement questions. Regional Alliance Managers and Reimbursement Case Managers are available through our Reimbursement Hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis and/or policy level. VNS Therapy coverage for epilepsy treatment is generally approved with most payers.

      The success of any new medical device therapy also depends on specific codes that physicians, surgeons and hospitals use to bill for their services. Medical services provided in conjunction with VNS Therapy have specifically approved codes for physicians, surgeons and hospitals to submit claims for their services. In making decisions about reimbursement amounts, payers typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms including, but not limited to, discounted charges, per diem amounts, resource-based payment scales, medical surgical case rates, contracted amounts and reimbursement of costs. We have found that many of these same payment mechanisms have provided reimbursement levels for the VNS Therapy and related services that physicians and hospitals view as adequate to support use of the VNS Therapy.

Medicare

      Effective July 1, 1999, CMS (formerly the Healthcare Financing Administration, or HCFA), issued National Coverage Policy Transmittal 144 (Section 60-22). This policy is in accordance with FDA-labeled usage for the device. Currently, Medicare accounts for a total of 15% to 20% of the patients implanted with VNS Therapy. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare introduced on August 1, 2000 a new prospective payment system based on Ambulatory Payment Classifications (APCs). Effective January 1, 2004, Medicare approved a new APC Code 0039 for implantation of Neurostimulators and increased APC rates by 23% for VNS Therapy. For inpatient implants, Medicare uses a fixed-payment method, which is an all-inclusive prospective amount known as Diagnosis Related Groups or DRGs. Under current DRG groupings, hospital inpatient procedures for implanting the VNS Therapy are assigned to one of two different DRGs based on whether or not the patient has complications or coexisting severe medical problems, also referred to as co-morbidities. In our experience, 90% of the VNS Therapy implants are implanted in the outpatient setting.

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

Private Payers

      Private payers also cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, private payers (commercial, managed care and other third-party payers) account for 55% to 60% of patients implanted with VNS Therapy. As with other payers, many private payers have developed clinical guidelines for coverage or adopted the National CMS coverage policy for use of the VNS Therapy. Reimbursement mechanisms vary by plan.

      Although the VNS Therapy System has been approved for commercial distribution in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes until reimbursement approvals are achieved in these countries and FDA approval is achieved in the U.S. We are continuing to pursue appropriate reimbursement approvals in these countries.

Product Development

      Our product development efforts are directed toward improving the VNS Therapy System and developing new products that provide additional features and functionality while improving cost effectiveness. In fiscal year 2003, we received approval for a new family of products represented in the Model 102 System, including the VNS Therapy Pulse Model 102 Generator, VNS Therapy Lead Model 302, Model 250 VNS Therapy System Programming Software Version 4.6 for use with the laptop programming system, the Model 250 VNS Therapy Programming Software 6.1 for use with a handheld programming system, VNS Therapy Tunneler Model 402 and VNS Therapy Accessory Pack Model 502. In fiscal year 2004, we introduced the Model 102R generator with a dual pin connector to provide the current generator technology for end of service replacement patients. We are conducting ongoing product development programs to design improvements in the VNS Therapy Pulse Generator, the Bipolar Lead and software enhancements. We anticipate the next generation VNS Therapy System, M103, will provide additional product features and value and will be released in fiscal year 2006. We will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of improved and new products.

Competition

      We believe that in the field of refractory epilepsy, existing and future antiepileptic drugs are and will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies for the treatment of partial seizures. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders (including epilepsy) and has received FDA approval for the device for the treatment of essential tremor and Parkinson’s Disease. We could also face competition from other large medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than us. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We face similar competition with respect to the development and sale of VNS Therapy as a treatment for the other indications we are evaluating, including, but not limited to depression, Alzheimer’s Disease and anxiety disorders.

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

Patents, Licenses and Proprietary Rights

      Proprietary protection for our products is important to our business. We maintain a policy of seeking method and device patents on our inventions, acquiring licenses under selected patents of third parties, and entering into invention and confidentiality agreements with our employees and consultants with respect to technology that we consider important to our business. We also rely upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

      We have an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we received exclusive licenses on seven U.S. method patents (and such international counterparts as have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement and neuropsychiatric disorders. We believe that these patents give us an advantage. The license agreement runs for the term of licensed patents, which will give us coverage through 2011. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales for the remaining term of the licensed patents.

      We have an exclusive license agreement with Huntington Medical Research Institute pursuant to which we license two U.S. patents (including their international counterparts, if and when issued) covering two lead designs. The license agreement provides a license to the licensor’s lead designs for the field of VNS for control of epilepsy and other disorders. Pursuant to the license agreement, we were obligated to pay the licensor a royalty of 1.0% of net sales of VNS Therapy Systems under one patent, now expired, covering the licensor’s standard lead (which includes our bipolar lead). We also agreed to pay minimum royalties of $35,000 for each fiscal year for the life of the licensed patents.

      We have an agreement with Mitchell S. Roslin, M.D. on two U.S. patents that we co-own with Dr. Roslin for bilateral VNS for the treatment of obesity. Pursuant to the agreement, we are obligated to pay Dr. Roslin a royalty rate of 1.0% of the first $10 million of net obesity sales covered by one of the patents and 0.5% of net obesity sales thereafter. The agreement also obligates us to pay to Dr. Roslin advances on royalties in the amount of $25,000 per year for five years beginning January 1, 2000 and, upon the completion of certain milestones, up to $325,000 in additional advances on royalties.

      In addition to these agreements, as of June 21, 2004, we had approximately 33 issued U.S. patents and four pending U.S. patent applications, covering various aspects of the VNS Therapy System and the VNS method of treatment for a variety of disorders. In addition to movement disorders, other method patents cover the fields of eating disorders including obesity, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, including depression and anxiety disorders, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain key international jurisdictions and currently have approximately 13 patents issued by the European Patent Office or other international authorities and 21 patent applications pending in the European Patent Office or before other international authorities.

      We cannot assure you that patents will be issued from any of the remaining applications or, that if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection of our technology. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to us. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

      We believe that the patents we own and license provide us with protection in the U.S. in the field of cranial nerve stimulation, including VNS for the control of epilepsy, and other movement disorders, including Parkinson’s Disease and essential tremor, neuropsychiataric disorders, including clinical depression, eating disorders, anxiety disorders, obesity, dementia including Alzheimer’s Disease and additional indications for which method patents have been issued. The protection offered by our international patents is not as strong as that offered by our U.S. patents due to differences in patent laws. In particular, European and other countries prohibit patents covering methods for treatment of the human body by surgery or therapy.

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

Government Regulation

      The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous regulation in the U.S. by federal agencies, primarily FDA, and by comparable state agencies. In the U.S., the VNS Therapy System is regulated as a medical device and is subject to FDA’s premarket approval requirements. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into three classes, class I, II or III. New class III devices, such as the VNS Therapy System, are subject to the most stringent FDA review, and require submission and approval of a premarket application before commencement of marketing, sales and distribution in the U.S.

      In July 1997, we received FDA approval to market the VNS Therapy System in the U.S. for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. While we have satisfied FDA’s requirements to commence domestic sales of our product, we continue to be subject to FDA’s ongoing requirements to maintain regulatory compliance. We are also required by FDA to continue to provide information about which patients benefit most from the device as well as information on any deaths that occur in patients who have the device implanted. FDA may raise additional concerns in the future, and any such concerns could significantly impact our business prospects. Accordingly, compliance with FDA regulations and requirements is a priority for us and critical for the continued success of our business.

      In July 1999, FDA granted Expedited Review status for a future premarket approval application for the VNS Therapy System for the treatment of depression in patients with unipolar and bipolar depressive disorder. During fiscal year 1999, we launched a pilot safety and efficacy study of vagus nerve stimulation (D-01) using the VNS Therapy System in patients with treatment-resistant chronic or recurrent depression. The study protocol included 30 patients treated for three months with long-term follow-up. In September 1999, FDA granted approval for expansion of the pilot clinical study, increasing the number of study sites from four to five and the number of patients from 30 to 60. The acute phase of the 60-patient pilot study was completed in fiscal year 2001. In October 1999, FDA granted unconditional approval for a pivotal clinical study (D-02) of vagus nerve stimulation for the treatment of depression to include up to 15 institutions and 94 patients. We subsequently received unconditional FDA approval for a revised final protocol to include up to 20 institutions and 210 implanted patients. In June 2001, FDA approved an expansion of the depression pivotal study to include up to an additional 30 implanted patients. Enrollment in the U.S. pivotal study including the 30 additional patients was completed by June 30, 2001.

      In January 2002, the acute results of the D-02 study on VNS Therapy were completed and unblinded. The D-02 acute results reported (1) a 15% response rate in the active treatment group, which did not represent a statistically significant improvement over the placebo group, (2) a 10% response rate in the placebo group, confirming the treatment-resistant nature of the study population, (3) completion of the acute phase by 97% of the active treatment group, confirming the good short-term tolerability of VNS Therapy, (4) few significant adverse events, confirming the safety of the implant procedure and good short-term tolerability of VNS Therapy in depression and (5) a statistically significant difference favoring VNS in one of the secondary outcome measures, the IDS. In September 2002, we submitted an IDE-S to FDA for our revised statistical plan for the D-02 study, amending the D-02 protocol’s statistical analysis plan to provide a prospective analysis of the effectiveness of VNS Therapy using existing long-term data collected as already specified in the D-02 protocol. The plan has three principal components: (1) the primary analysis is the determination of the statistical significance of the improvements over 12 months of the D-02 patients compared to their baseline by a repeated measures linear regression analysis; (2) the determination of the clinical significance of the 12-month outcome in the D-02 patients by calculating the percentage of patients who achieve and sustain a response between months 9 and 12 of treatment; and (3) the determination of the causality of the D-02 outcomes by comparison with the outcomes of a prospective, observational study of patients treated with only standard-of-care (no VNS) therapies (D-04) by using a repeated measures linear regression analysis on the IDS-SR as the primary outcome and using ANCOVA for the HRSD score after 12 months of treatment as a secondary outcome.

      In January 2003, the analyses of the long-term results of D-02 were completed. Statistical significance was determined pursuant to the analysis plan using a repeated measures linear regression analysis to analyze the improvements from pre-treatment baseline in approximately 180 patients’ chronic or recurrent treatment-resistant depression as measured by the HRSD-24 throughout the first 12 months of treatment. Statistical significance was defined as a p-value<0.05. The HRSD-24 improvements observed over the first year were highly significant with a p-value<0.001. The secondary measures of statistical significance showed similarly positive results. The determination of clinical significance was a key secondary endpoint of the D-02 analysis plan. Clinical significance was determined by analyzing the percent of patients who showed a sustained response between 9 and 12 months of treatment with VNS Therapy. In the absence of published literature that defines a long-term success criterion, our psychiatric clinical advisors suggested that a sustained response rate of approximately 30% would be significant. Approximately 30% of the patients from the original acute treatment group and 27% of all patients in the analysis showed a sustained response between months 9 and 12.

      The D-04 study of 127 patients with treatment-resistant depression receiving standard medical treatment, excluding VNS, assessed long-term economic and clinical outcomes over a 12-month period. Patients enrolled in the D-04 study were enrolled primarily at a subset of the D-02 sites, with 12 of 13 sites also included in the D-02 study, and with similar enrollment criteria and treatment resistance as those patients in the D-02 study.

      In July 2003, we reported results from the comparative analyses of the 12-month D-02 and D-04 outcomes. The statistical plan-specified primary analysis, a repeated measures linear regression analysis of IDS-SR raw scores over 12 months of treatment showed that the D-02 patients’ depression scores improved more than did the depression scores of the D-04 patients (p<0.001). Similarly, the D-02 patients showed statistically significant greater improvement on most secondary outcomes.

      On October 27, 2003, we filed a PMA-S with FDA for approval to market VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression in patients experiencing a major depressive episode that has not had an adequate response to two or more antidepressant treatments. In December 2003, we received official notice from FDA that our PMA-S had been filed. In March 2004, we received and responded to a letter from FDA regarding the filed PMA-S application that listed major deficiency questions. In April 2004, we were notified by FDA that a meeting of the Panel had been scheduled for June 15, 2004 to review our PMA-S seeking approval to market the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression.

      On June 15, 2004, the Panel voted 5 to 2 to recommend approval with conditions of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients over the age of 18 who are experiencing a major depressive episode that has not had an adequate response to four or more adequate antidepressant treatments. Conditions recommended by the Panel included several labeling changes, that the VNS depression prescribers and implanting surgeons have appropriate experience and adequate training in the implantation and programming of the VNS Therapy System, that patients receive adequate education and that we implement a long-term depression patient registry following approval. FDA’s Division of General and Restorative Neurological Devices will consider the deliberations, vote and recommendation of the Panel and make the final decision on approval of the VNS Therapy System for the proposed indication for use.

      We will be required to obtain FDA approval of a new premarket application or premarket application supplement before making any change to the VNS Therapy System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device’s performance or design specifications and device modifications and future generation products. New premarket applications and premarket application supplements generally require submission of information needed to support the proposed change and may require additional clinical data. If clinical data are required for a new indication, FDA can additionally require review of the results of a clinical study by one of their advisory panels. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, we could be required to obtain FDA’s approval of an investigational device exemption, or IDE, before beginning such testing. We intend to sponsor additional clinical trials of the VNS Therapy System in the U.S. for non-epilepsy central nervous system disorders. We believe that we will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards, also referred to as IRBs, established pursuant to FDA regulations. We may be unable to obtain any required FDA or IRB approvals for such clinical trials or to complete the studies in a timely manner. Further, the information obtained may not be sufficient to support the filing or approval of a new premarket application or premarket application supplement for the proposed changes. Any of these events would prevent us from obtaining approvals to market our product for the indications, which could harm our business.

      We are required to register, and have registered, as a medical device manufacturer with FDA and state agencies and to list our products with FDA. Our facilities are subject to inspection on a routine basis by FDA for compliance with FDA’s QSR and other applicable regulations. The QSR imposes procedural and documentation requirements upon us with respect to product designs, manufacturing, testing, control, process validation and similar activities.

      Regulations governing post-market surveillance also apply to the VNS Therapy System. FDA also actively enforces regulations prohibiting marketing of products for non-indicated uses. The advertising of most FDA-regulated products, including the VNS Therapy System, is also subject to Federal Trade Commission jurisdiction and we are also subject to the Occupational Safety and Health Administration and other governmental entities.

      Healthcare regulations implementing the privacy requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 (the “HIPAA Privacy Rule”)

became effective in April 2003. Under the HIPAA privacy rule, the privacy of all medical records, billing records, and other health information must be protected. Our proprietary patient identification and pull-through sales and marketing model relies on direct contact with patients to verify their insurance and provide education on VNS Therapy. Although we conduct our business as a HIPAA “covered entity” affording maximum protection to patients’ protected health information, some institutions and physicians may choose to limit direct access to patient information and their patients, which could negatively impact awareness and acceptance of VNS Therapy among patients and physicians.

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

Product Liability and Insurance

      The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in several product liability lawsuits alleging claims of negligence, strict liability, breach of warranty, negligent misrepresentation, failure to warn, wrongful death and other claims. We do not believe that the VNS Therapy System is defective or otherwise caused injury to the patients involved in these lawsuits, and we are vigorously defending these lawsuits; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. Although we maintain product liability insurance, coverage limits may not be adequate and the deductible per claim may be large. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business, results of operations and financial condition.

Employees

      As of June 21, 2004, we had 478 full-time employees. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

Financial Information with Geographic Areas

      A discussion of our financial information about geographic areas is described in Note 13 to the consolidated financial statements attached hereto.

Executive Officers of Cyberonics

      Robert P. Cummins, age 50, became a director of Cyberonics in June 1988. He was appointed President and Chief Executive Officer of Cyberonics in September 1995. He was appointed Chairman of the Board of Cyberonics in June 2001. Until September 1995, Mr. Cummins was also a general partner of Vista Partners,

L.P., a venture capital partnership which he joined in 1984, a general partner of Vista III Partners, L.P., a venture capital firm formed in 1986 and Vice President of Vista Ventures Inc., a venture capital advisory firm. Until July 1998, Mr. Cummins was also a director of Sigma Circuits Inc., a manufacturer of electronic interconnect products.

      Pamela B. Westbrook, age 46, joined Cyberonics as Vice President, Finance and Administration and Chief Financial Officer in October 1998. Ms. Westbrook has over 20 years in financial management experience and over 18 years in medical device industry experience. From April 1998 to October 1998, she served as Chief Financial Officer for Physicians Resource Group, an ophthalmic physician practice management company. Prior to that, from November 1986 to March 1998, Ms. Westbrook worked for Sulzer Medica, a leading manufacturer of implantable medical devices including pacemakers, heart valves and orthopedic implants. During her employment with Sulzer Medica, Ms. Westbrook was Vice President, Finance for Sulzer Medica, and Vice President, Controller for Sulzer Cardiovascular Prosthesis Division.

      Michael A. Cheney, age 50, joined Cyberonics in July 2001 as Vice President of Marketing and Managing Director of the Depression Business Unit. Mr. Cheney has more than 18 years of pharmaceutical marketing and product launch experience. Most recently, Mr. Cheney was Senior Director, Obesity Business Unit at Knoll Pharmaceutical Company (recently acquired by Abbott Laboratories), where he was responsible for the launch of Meridia® (sibutramine hydrochloride), a leading anti-obesity drug. Prior to that, Mr. Cheney was Group Director, Central Nervous System Therapeutics Marketing at Wyeth-Ayerst Laboratories, a subsidiary of American Home Products, where he was responsible for the marketing of Effexor® (venlafaxine hydrochloride) and the launch of Effexor® XR, a leading brand of medication for the treatment of depression.

      W. Steven Jennings, age 52, joined Cyberonics in May 2003 as Vice President, Sales. Mr. Jennings has more than 25 years of pharmaceutical sales and marketing experience, including over 15 years of sales management experience at Solvay Pharmaceuticals, CIBA GEIGY and Reed & Carnrick Pharmaceuticals. Most recently, Mr. Jennings was Global Vice President, Gastrointestinal and Women’s Health at Solvay where he was responsible for worldwide sales and marketing for the two largest of Solvay’s four pharmaceutical divisions. During his 10-year career at Solvay, he held positions in product management, regional and U.S. national sales management and Business Director for Solvay’s Mental Health and Cardiovascular business.

      Shawn P. Lunney, age 40, joined Cyberonics in April 1991 and served in various sales, marketing and reimbursement planning positions until May 1996, when he became Vice President, Marketing. He is currently serving as Vice President of Market Development and Engineering. Prior to joining Cyberonics, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer from December 1985 to April 1991.

      George Parker, age 41, joined Cyberonics in July 2003 as Vice President of Human Resources. Most recently, he was Vice President, Human Resources at PerkinElmer Instruments. Mr. Parker has 20 years of human resource management and consulting experience and has worked in a number of industries including medical equipment and pharmaceuticals with experience in building and developing people and organizations to support rapidly growing products and markets in both the U.S. and Europe.

      Richard L. Rudolph, M.D., age 55, joined Cyberonics in August 2001 as Vice President, Clinical and Medical Affairs and Chief Medical Officer. He has 17 years of pharmaceutical research, medical and management experience in the neuroscience area. Dr. Rudolph was responsible for the long-term clinical development of a major antidepressant through all phases of drug development from Phase I to Phase IV. He has authored and co-authored numerous publications. Most recently, Dr. Rudolph was Senior Director, Clinical Research and Development at Wyeth-Ayerst Research. During his 16-year career at Wyeth-Ayerst, Dr. Rudolph was responsible for numerous clinical studies and research on Effexor® (venlafaxine hydrochloride) and Effexor® XR, a leading brand of medication for the treatment of patients with depression and generalized anxiety disorder.

      Randal L. Simpson, age 44, joined Cyberonics in 1998 and has served in various manufacturing management positions until October 2003 when he became Vice President, Operations. Prior to that, he served in the positions of Director, Manufacturing, Director, Materials and Manager of Manufacturing for Cyberonics. Prior to his employment with Cyberonics, Mr. Simpson was employed by Intermedics, as Manager of Manufacturing. Mr. Simpson has over 15 years of manufacturing experience in the medical device industry.

      Alan D. Totah, age 60, joined Cyberonics as Vice President, Regulatory Affairs in February 2001. Mr. Totah was certified as a Regulatory Affairs Professional in October 1991 and has over 31 years of medical industry regulatory affairs, quality control and quality assurance management experience including 20 years in cardiac rhythm management and regulatory affairs management at Medtronic and Sulzer Intermedics. Most recently, Mr. Totah was Senior Regulatory Manager, Heart Failure and Low Power Leads at Medtronic Inc. Prior to that, he spent 18 years at Sulzer Intermedics, most recently as Director, Regulatory Affairs.

      David S. Wise, age 49, joined Cyberonics in September 2003, as Vice President and General Counsel. He was appointed Secretary of Cyberonics in November 2003. He has over 20 years of experience in intellectual property, business development and legal affairs in private practice and in corporate practice in the medical device industry. Most recently, he was Group Vice President and General Counsel at Centerpulse USA, Inc. (formerly Sulzer Medica), a medical technology company specializing in orthopedic products recently acquired by Zimmer. Prior to Centerpulse, he spent 12 years in private practice focused on intellectual property and commercial litigation.

Internet Website and Availability of Public Filings

      Our internet address is www.cyberonics.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to the Securities and Exchange Commission (SEC). Also available on our website are our corporate governance guidelines, corporate code of business conduct and ethics, financial code of ethics, and charters for each standing committee of our Board of Directors.

Item 2.	Properties

      We have agreed to lease approximately 122,513 square feet of office and manufacturing space in Houston, Texas through December 2009. We have also agreed to lease approximately 5,400 square feet in a sales office in Brussels, Belgium through April 2010.

Item 3.	Legal Proceedings

      We are named as a defendant in lawsuits from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against us cannot be predicted with certainty, management does not expect the outcome of these matters to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is quoted on the NASDAQ National Market under the symbol “CYBX.” The high and low sale prices for our common stock during fiscal years 2003 and 2004 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low

Fiscal Year Ended April 25, 2003
First Quarter	$16.40	$9.26
Second Quarter	19.70	12.20
Third Quarter	20.50	14.47
Fourth Quarter	23.25	16.07
Fiscal Year Ended April 30, 2004
First Quarter	$28.35	$18.57
Second Quarter	34.97	26.00
Third Quarter	38.74	26.19
Fourth Quarter	34.10	20.65

      The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of our common stock has in the past been, and may in the future be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the VNS Therapy System for existing and new indications, fluctuations in our sales and operating results, product and component supply issues, government approval status, announcements of technological innovations or new products by our competitors, changes in estimates of our performance by securities analysts, failure to meet securities analysts’ expectations, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by us or others may have a significant effect on the market price of the common stock. In addition, the price of our stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to our operating performance.

      As of June 21, 2004, there were 519 stockholders of record.

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

      The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected financial data for the 52 weeks ended April 26, 2002, April 25, 2003 and the 53 weeks ended April 30, 2004 is derived from consolidated financial statements that are included elsewhere herein. The selected financial data for the

52 weeks ended April 26, 2002, April 25, 2003 and for the 53 weeks ended April 30, 2004 has been audited by KPMG LLP, an independent registered public accounting firm. The selected financial data for the 52 weeks ended April 27, 2001 was not audited due to a change in our fiscal year, and is presented here for comparison purposes only. The selected financial data for the year ended June 30, 2000, and the 10 months ended April 27, 2001 are derived from audited consolidated financial statements not included herein.

		52 Weeks Ended
	53 Weeks Ended				10 Months Ended	12 Months Ended
	April 30, 2004	April 25, 2003	April 26, 2002	April 27, 2001	April 27, 2001	June 30, 2000

				(Unaudited)(1)
Consolidated Statement of Operations Data:
Net sales	$110,721,499	$104,466,998	$70,111,293	$53,567,994	$43,418,736	$47,888,733
Cost of sales	16,295,562	16,066,229	13,616,374	14,338,769	11,806,353	11,833,507

Gross profit	94,425,937	88,400,769	56,494,919	39,229,225	31,612,383	36,055,226
Operating expenses:
Selling, general and administrative	70,597,149	65,842,238	59,190,554	39,826,652	33,571,072	33,269,266
Research and development	17,133,709	17,874,909	24,516,547	19,414,819	17,201,179	8,037,096
Non-recurring charges	—	—	—	6,467,415	6,467,415	—

Total operating expenses	87,730,858	83,717,147	83,707,101	65,708,886	57,239,666	41,306,362
Interest income	469,924	471,213	1,264,853	1,428,845	1,141,939	1,364,985
Interest expense	(565,702)	(413,192)	(266,270)	(68,868)	(65,331)	(3,349)
Other income (expense), net	390,997	572,851	93,694	(37,544)	(147,058)	(44,894)

Earnings (loss) before cumulative effect of a change in accounting principle	6,990,298	5,314,494	(26,119,905)	(25,157,228)	(24,697,733)	(3,934,394)
Cumulative effect on prior years (to June 30, 1999) of changing to a different method of depreciation	—	—	—	—	—	881,150

Earnings (loss) before income taxes	6,990,298	5,314,494	(26,119,905)	(25,157,228)	(24,697,733)	(3,053,244)
Income tax expense	230,789	129,563	—	—	—	—

Net earnings (loss)	$6,759,509	$5,184,931	$(26,119,905)	$(25,157,228)	$(24,697,733)	$(3,053,244)

Basic earnings (loss) per share	$0.29	$0.24	$(1.21)	$(1.31)	$(1.27)	$(0.17)
Diluted earnings (loss) per share	$0.26	$0.22	$(1.21)	$(1.31)	$(1.27)	$(0.17)

Shares used in computing basic earnings (loss) per share	22,921,031	22,034,651	21,655,009	19,247,253	19,382,460	18,044,692
Shares used in computing diluted earnings (loss) per share	26,053,330	23,173,324	21,655,009	19,247,253	19,382,460	18,044,692

Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$58,363,731	$43,576,305	$38,195,962	$57,250,907	$57,250,907	$20,537,450
Total assets	94,296,524	75,115,312	64,451,679	78,452,639	78,452,639	44,498,435
Long-term obligations	—	141,066	274,969	396,964	396,964	494,093
Accumulated deficit	(117, 805,708)	(124,565,217)	(129,750,148)	(103,630,243)	(103,630,243)	(78,932,510)
Common stockholders’ equity	68,980,479	48,512,003	36,613,813	59,647,084	59,647,084	38,407,975

(1)	The comparative period presented is unaudited because we changed our fiscal year in April 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis together with “Selected Financial Data” and our Consolidated Financial Statements and the related Notes as of April 30, 2004, April 25, 2003 and April 26, 2002 which are contained elsewhere in the Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under the heading “Factors Affecting Future Operating Results” and in the “Business” section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

      Management’s Discussion and Analysis provides material historical and prospective disclosures enabling investors and other users to assess our financial condition and results of operations. The Consolidated Financial Statements, excluding the related notes, include the statements of consolidated operations, consolidated balance sheets, statements of consolidated shareholders’ equity and comprehensive income (loss) and statements of consolidated cash flows. The notes are an integral part of the Consolidated Financial Statements and provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.

Business Overview

      We are a neuromodulation company founded to design, develop and bring to market medical devices which provide a unique therapy, VNS, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. VNS Therapy is currently approved for use as an adjunctive therapy in reducing the frequency of seizures in patients with partial onset seizures that are refractory or resistant to antiepileptic drugs. Product sales are primarily from sales in the epilepsy market.

      On June 15, 2004, the Panel of FDA’s Medical Devices Advisory Committee recommended approval with conditions of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients over the age of 18 who are experiencing a major depressive episode that has not had an adequate response to four or more adequate antidepressant treatments. FDA’s Division of General and Restorative Neurological Devices will consider the deliberations, vote and recommendation of the Panel and make the final decision on approval of the VNS Therapy System for the proposed indication for use. Based upon the Panel’s recommendation, we anticipate receiving final approval from FDA by the end of calendar 2004. Such final approval is at the sole discretion of FDA and it is possible that such approval will not be received or that such approval contains conditions which we do not currently anticipate. Even if final FDA approval is received, we do not anticipate significant sales from VNS Therapy in depression prior to calendar 2005, if at all.

      Since 1998, we have been conducting clinical studies of the VNS Therapy System for the treatment of depression in patients with major depressive episodes that have not responded to standard treatments. The depression study program includes acute and long-term clinical studies, acute and long-term mechanism of action research and clinical and economic outcome studies in patients with treatment-resistant depression receiving standard medical treatment that does not include VNS. We have also been conducting small pilot studies for the treatment of Alzheimer’s Disease, anxiety and chronic migraine headache. These studies are being conducted to determine the safety, effectiveness and cost effectiveness of VNS Therapy and are a principal component of our clinical research activities.

      Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with the sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through April 30, 2004, we incurred a cumulative net deficit of approximately $117.8 million. We anticipate significant investments in sales and marketing expenses associated with a planned product launch and start up in depression as well as continued investments in post-approval and pre-approval clinical studies in epilepsy, depression and other new indications. Excluding epilepsy studies, clinical studies are for investigational therapies subject to FDA approval.

      The primary exchange rate movements that impact our consolidated net sales growth include the U.S. dollar as compared to the Euro. The weakening of the U.S. dollar in fiscal 2004 generally has a favorable impact on our sales for the year. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses.

Critical Accounting Policies

      We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S.). Our most significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements.

      The preparation of the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

      We consider the following accounting policies as the most critical because, in management’s view, they are most important to the portrayal of our consolidated financial condition and results and most demanding in terms of requiring estimates and other exercises of judgment.

      Accounts Receivable. We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically have been experienced by us would reduce earnings when they become known.

      Inventories. We state our inventories at the lower of cost, first-in, first-out (FIFO) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand should differ from expectations.

      Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals, improvements and expansions are capitalized. For financial reporting purposes, we compute depreciation using the straight-line method over useful lives ranging from two to nine years. An unanticipated change in the utilization or expected useful life of property and equipment could result in acceleration in the timing of the expenses.

      Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances. Our revenues are dependent upon sales to new and existing customers pursuant to our policy. A change in this policy or sales terms could impact the amount and timing of revenue recognized.

      Research and Development. All research and development costs are expensed as incurred. We have entered into contractual obligations for the conduct of clinical studies. Costs are incurred primarily at the time of enrollment and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.

      Stock Options. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standard Board (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in

Note 1, “Summary of Significant Accounting Policies and Related Data — Stock Options.” Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee option grants for options granted under those plans having an exercise price equal to the market value of the underlying common stock on the date of grant.

      Income Taxes. We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

Results of Operations

Net Sales

      U.S. net sales increased by 5% in fiscal year 2004 primarily due to an increase in average system price resulting from new product introductions and changes in product mix. U.S. average system price increased by 5% over the prior year. Unit sales volumes in the U.S. were essentially flat as new patient unit growth was offset by decreases in end-of-service sales as we approached the end of the M101 replacement cycle. International net sales increased by 21% in fiscal year 2004 due to increases in unit sales and average system price. Unit sales increased by approximately 6% due to increasing demand in Europe. Average system price increased 16% primarily due to the favorable impact of foreign currency and changes in product mix.

      U.S. net sales increased by 50% in fiscal year 2003 due to growth in unit sales and average system price. U.S. unit sales volumes increased by 33% due to growth in new patient unit sales and increases in end-of-service replacement unit sales. U.S. average system price increased by 12% largely due to the introduction of the M102 System. International net sales increased by 39% in fiscal year 2003 due to increases in unit sales of approximately 28% and an increase of 8% in average system price due to the favorable impact of foreign currency and changes in product mix.

Gross Profit

      In fiscal year 2004, gross profit increased by 6.8% and gross profit margin increased by 70 basis points to 85.3%. In fiscal year 2003, gross profit increased by 56.4% and gross profit margin increased by 400 basis points to 84.6%. The improvement in gross profit and gross profit margin for both years was the result of sales growth, increases in average selling price and improved manufacturing production efficiencies.

      Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties, and the acquisition cost of raw materials and components. We are obligated to pay royalties at rates between 3% and 4% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates, and the levels of production volume.

Operating Expenses

      Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by 7% in fiscal year 2004 due to additional expenses associated with market shaping initiatives supporting depression development activities, international operations, and expanded corporate administrative functions. SG&A expenses increased by 11% in fiscal year 2003 due to the additional expenses required to support annual sales growth of approximately 33%.

      Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. R&D expenses decreased by 4.1% in fiscal year 2004 due to reduced spending in new indications development, primarily in the depression pivotal study costs which were lower in fiscal year 2004, as clinical program costs progressed into the long term, lower cost phase of the D-02 study. R&D expenses decreased by 27% in fiscal year 2003 due to reduced spending in new indications development activities associated with the enrollment and acute phase of the depression pivotal study and other new indication pilot studies in fiscal year 2002.

Interest Income

      Interest income of $470,000 for fiscal year 2004 was comparable to fiscal year 2003 despite greater cash balances in fiscal year 2004 as a result of lower interest rates. Interest income of $471,000 declined considerably in fiscal year 2003 due to lower interest rates and lower cash balances on hand throughout the year.

Interest Expense

      Interest expense was $566,000 in fiscal year 2004 and $413,000 in fiscal year 2003. Increases in both years were due to the expanded use of a credit facility established in September 2001 and includes interest expense on capital leases for manufacturing equipment, which bears interest at 6.56% over a term of five years. The credit facility was increased from $10 million to $25 million in April 2003 and bears interest at the designated bank rate plus 1.5% on the greater of $3 million or the average of net balance owed by us at the close of each day during the month.

Other Income, Net

      Other income, net, primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

Income Taxes

      At April 30, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $115.5 million. The following is a reconciliation of statutory federal income tax rates to our effective income tax rate expressed as a percentage of income from operations before income taxes:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Provision for Income Taxes	$230,789	$129,563	$—

U.S. statutory rate	34.0%	34.0%	(34.0)%
Change in deferred tax valuation allowance	(34.0)	(29.5)	37.6
State & local tax provision	2.3	1.7	—
Other, net	1.0	(3.7)	(3.6)

	3.3%	2.5%	0.0%

Liquidity and Capital Resources

      Key performance indicators used by management to assess our liquidity are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Cash and Cash Equivalents	$58,363,731	$43,576,305	$38,195,962
Line of Credit	10,031,000	8,370,000	6,500,000
Net Cash Provided by (Used in) Operating Activities	3,595,349	1,275,666	(23,046,689)
Net Cash Provided by Financing Activities	14,496,645	8,220,710	9,073,645

      During fiscal year 2004, cash on hand increased by $14,787,000 to $58,364,000. Net cash provided by operating activities in fiscal year 2004 was $3,595,000, compared to $1,276,000 in fiscal year 2003. The increase in cash was primarily the result of the improved earnings performance in fiscal year 2004, as net earnings increased by $1,575,000 over prior year, resulting in net income of $6,760,000 for the year ended April 30, 2004. Cash generated from our stock option and employee stock purchase plans continues to provide a major source of funds. We received approximately $12,968,000 in connection with the issuance of shares pursuant to these plans in fiscal year 2004. The revolving credit facility generated $1,661,000 in proceeds. Cash proceeds during the period were primarily used to fund working capital and capital expenditures.

      During fiscal year 2003, cash on hand increased by $5,380,000 to $43,576,000. Net cash provided by operating activities in fiscal year 2003 was $1,276,000, compared to $23,047,000 in fiscal year 2002. This increase in cash was primarily the result of the improved earnings performance in fiscal year 2003, as net earnings increased by $31,305,000 over prior year, resulting in net income of $5,185,000 for the year ended April 25, 2003. In addition, we received approximately $6,476,000 in fiscal year 2003 in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans and $1,870,000 in proceeds from the revolving credit facility. Cash proceeds during the period were primarily used to fund working capital and capital expenditures.

      During fiscal year 2002, cash on hand decreased by $17,263,000 to $38,196,000. Net cash used in operating activities was approximately $23,047,000, compared to $5,717,000 in the prior year. This increase in cash used in operating activities was primarily due to increases in working capital supporting our growth. In fiscal 2002, we received $6,500,000 in proceeds from the revolving line of credit and $2,688,000 in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans. Cash proceeds during the period were primarily used to fund working capital and capital expenditures.

      We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $1.1 million as of April 30, 2004. Although we have no firm commitments, we expect to make capital expenditures of approximately $6.4 million during fiscal year 2005, primarily to expand manufacturing capabilities, and to enhance business infrastructure and facilities. Our current projections indicate that we have sufficient funds and cash flow resources to fund anticipated business activities through fiscal year 2006 without additional financing.

      The chart below reflects our current obligations under our material contractual obligations.

		Capital			Total
		Lease	Operating		Contractual
	Line of Credit	Obligations	Leases	Other	Obligations

Contractual obligations:
Less Than One Year	$10,031,000	$141,066	$2,618,483	$284,250	$13,074,799
1-3 Years	—	—	5,114,060	72,028	5,186,088
3-5 Years	—	—	5,086,605	—	5,086,605
Over 5 Years	—	—	1,820,000	—	1,820,000

Total Contractual Obligations	$10,031,000	$141,066	$14,639,148	$356,278	$25,167,492

      “Capital Leases” are for manufacturing equipment used in the production of our VNS Therapy System. “Operating Leases” are primarily obligations applicable to the lease of facilities and office equipment. “Other” represents commitments made for future events which are reflected on our balance sheet.

      We believe our current cash, cash equivalents, credit facility and cash generated from operations will be sufficient to fund our current levels of operating needs and capital expenditures for the foreseeable future. Our liquidity could, however, be adversely affected by the “Factors Affecting Future Operating Results” discussed below.

Factors Affecting Future Operating Results

      In addition to the factors described above in this section and in the section of this Annual Report on Form 10-K entitled “Business,” the following additional factors could affect our future results and, as a result, our common stock price.

      Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the fiscal year ended April 30, 2004, our stock has traded from a high of $38.74 to a low of $18.57 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

•	quarterly variations in our sales and operating results;

•	regulatory activities and announcements;

•	results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, Alzheimer’s Disease, anxiety and other disorders;

•	announcements of significant contracts, acquisitions, or capital commitments;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of medical device companies;

•	additions or departures of key personnel;

•	sales or purchases of common stock by us, our officers and members of our Board of Directors; and

•	changes in the general conditions of the economy.

      In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.

      Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our consolidated results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons, including the extent to which the VNS Therapy System gains market acceptance, the timing of obtaining marketing approvals for the VNS Therapy System for other indications, the timing of any approvals for reimbursement by third-party payers, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts, our ability to retain qualified sales personnel and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.

      We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy in the U.S. before October 2004, if at all. We cannot assure you that epilepsy sales will continue to increase, if at all. We do not yet have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression in the U.S. We cannot assure you that any approval for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if U.S. approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease applications and other indications. Our inability to successfully commercialize the VNS Therapy System for depression and other indications will severely harm our future growth.

      We may not obtain FDA approval to use our VNS Therapy System as an adjunctive therapy for depression. The Panel of FDA’s Medical Devices Advisory Committee recently voted to recommend approval of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression. The approval was subject to certain conditions, and we cannot assure you that such conditions will be satisfied. Further, while the Panel recommended approval, final approval requires formal action by FDA and we may not ultimately receive FDA’s approval for the use of our product to treat depression. Even if we receive final approval, the approval may contain additional conditions which we have not anticipated. If we do not receive such approval, or we receive approval with additional conditions, we may not be able to capture additional revenues for our device through the treatment of depression.

      If we obtain FDA’s approval, we may experience difficulties and delays inherent in the development, manufacturing, marketing and sale of our VNS Therapy System for the treatment of depression. If we receive approval to use our VNS Therapy System as adjunctive therapy for depression, we will be subject to extensive and rigorous ongoing regulation of the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our product. Our failure to comply with these requirements or the identification of manufacturing or safety problems during commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, which could delay further marketing until the product is brought into compliance. Our failure to comply with these requirements may also subject us to stringent penalties.

      In addition to regulatory obstacles, we may need significant additional capital in the event FDA’s approval is received. These capital requirements may be substantial and will depend on many factors, including market acceptance of our product. A large portion of our expenses is currently fixed, including expenses related to our facilities, equipment and personnel, and we expect to spend significant amounts to market our product for the treatment of depression. As a result, we expect that our operating expenses will continue to increase in the event of final FDA’s approval and, consequently, we will need to generate significant additional revenues to maintain profitability. Even if we do sustain profitability, we may not be able to increase profitability on a quarterly or annual basis. Furthermore, if additional capital is required, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.

      We may not be successful in our efforts to develop VNS Therapy for the treatment of Alzheimer’s Disease, anxiety, or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for depression, Alzheimer’s Disease, anxiety and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate or if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

      We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in approximately 27,000 patients through April 30, 2004, many physicians are still unfamiliar with this form of therapy. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that will change physicians’ opinions or use of our product. We cannot assure you that epilepsy sales will continue to increase, if at all. We cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.

      We may not be successful in our marketing and sales efforts, which could severely harm our business. In January 2004, we determined that the investment of significant sales and marketing resources on physicians who had not previously prescribed VNS Therapy had not yielded an adequate return, and we reduced the size of our sales force and focused our sales and marketing investment solely on existing prescribers who have demonstrated their commitment to VNS Therapy. While we believe these changes should ultimately improve productivity and performance going forward, we cannot assure you that those outcomes will be achieved. The disruption caused by the reduction in sales force and the accompanying territory realignment for some field sales employees could delay improvements in productivity and efficiency longer than expected. The time necessary for personnel to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve annual or quarterly revenue targets could substantially harm our consolidated results of operations and financial condition.

      Patient confidentiality and federal and state privacy laws and regulations may adversely impact our patient pull-through selling model. The HIPAA Privacy Rule became effective in April 2003. In addition, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. The HIPAA Privacy Rule preempts a state privacy law only if the state privacy law is narrower in scope than the HIPAA Privacy Rule. Consequently, the applicable privacy rules can vary state by state, and the determination of the privacy rules applicable in any one state can be very difficult. The operation of our business involves the collection and use of substantial amounts of “protected health information,” including patient information provided by physicians to assist in the treatment of patients, information provided by patients themselves to assist them in scheduling surgery and confirming their eligibility for third-party reimbursement, patient information provided by hospitals in connection with their efforts to obtain third-party reimbursement, patient information collected by our Regulatory Affairs Department in the investigation of product complaints and the tracking of implanted devices, and patient information collected by our Clinical Affairs Department as part of a patient registry. We endeavor to conduct our business as a “covered entity” under the HIPAA Privacy Rule and consistent with the Texas privacy laws, obtaining HIPAA-compliant patient authorizations where required to support the collection and use of patient information, including in connection with our Patient Identification and Qualification (PIQ) pull-through selling model. We also sometimes act as a “business associate” for a covered entity. For example, we sometimes provide assistance to hospitals (covered entities) in connection with their claims for third-party reimbursement of VNS Therapy Systems and procedures. Even if our business model is compliant with the HIPAA Privacy Rule and the Texas privacy laws, it may not be compliant with the privacy laws of all states. In addition, despite extensive efforts to conduct our business as a covered entity under the HIPAA Privacy Rule and the Texas privacy laws, the Office of the Inspector General of the Department of Health and Human Services or another government enforcement agency may determine that we are obligated to comply with the HIPAA Privacy Rule or another law and that our business model or operations are not in compliance, which could subject us to penalties and could severely limit our ability to market and sell VNS Therapy under our existing business model and could harm our business growth and financial condition.

      We may be unable to maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, the U.S. government’s Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services we have in the U.S. or internationally. If we fail to maintain favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System, which could reduce our sales and severely harm our business.

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

      Our products may be found to have defects that result in product recalls. The VNS Therapy System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System which may increase risk to the patient. Any product recall could severely harm our business, and our consolidated financial condition and results of operations.

      We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements, and for vagus nerve stimulation therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.

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

      Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Medtronic, Inc., for example, continues to clinically assess an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson’s Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and our consolidated financial condition and results of operations.

      We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the VNS Therapy System entails the risk of product liability claims, which we have received from time to time in the ordinary course of business. We may be responsible for large deductibles for each claim, and our product liability coverage may not be adequate to cover judgments that may result from these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

      If we do not continue to comply with changing government laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous federal and state laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, HIPAA and FDA) and from comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the VNS Therapy System and for modified or future-generation products. It will also be necessary for us to ensure that our marketing and sales practices comply with all laws and regulations. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements.

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

      If we fail to manage our growth effectively, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the VNS Therapy System in the U.S., we have begun and intend to continue to expand significantly the scope of our operations, in particular in manufacturing and in marketing and sales. Such activities have placed, and may continue to place a significant strain on our resources and operations. Our ability to manage such growth effectively will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business will suffer.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to limited market risk on interest rates and foreign currency exchange rates.

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

      Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with the U.S. dollar over the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net income would be favorable by approximately $230,000 or 3.4%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net income would decrease by approximately $245,000 or 3.6%.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934) designed to ensure that we are able to record, process, summarize and report, within the applicable time periods, the information required in our annual and quarterly reports under the Securities Exchange Act of 1934.

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. In addition, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item as to our directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors — Director Nominees”, “Election of Directors — Code of Ethics” and “Election of Directors — Compliance with Section 16(a) of the Exchange Act” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 30, 2004.

Item 11.	Executive Compensation

      The information required by this Item as to our management is hereby incorporated by reference from the information appearing under the captions “Election of Directors — Executive Compensation” and “Election of Directors — Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within

120 days of the end of our fiscal year on April 30, 2004. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in our proxy statement under the sub-heading “Fiscal 2004 Report of the Compensation Committee” and “Performance Graph” shall not be deemed to be filed as part of or incorporated by reference into this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item as to the ownership by management and others of our securities is hereby incorporated by reference from the information appearing under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors — Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 30, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item as to certain business relationships and transactions with our management and other related parties is hereby incorporated by reference to such information appearing under the captions “Election of Directors — Certain Relationships and Related Transactions” and “Election of Directors — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 30, 2004.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratify Appointment of Independent Registered Public Accounting Firm — Audit and Other Fees” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on April 30, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents Filed with This Report

      1.     Financial Statements. The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiary, and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K beginning on page F-1:

      2.     Exhibits

INDEX TO EXHIBITS

Exhibit
Number			Description

3	.1(1)	—	Amended and Restated Certificate of Incorporation of Cyberonics.
3	.2(2)	—	Bylaws of Cyberonics.
3	.3(3)	—	Amendment No. 1 to the Bylaws of Cyberonics.
4	.1(2)	—	Second Amended and Restated Preferred Shares Rights Agreement, dated as of August 21, 2000 between Cyberonics and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively.
4	.2(4)	—	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001.
4	.3*	—	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001.
4	.4(5)	—	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003.
4	.5(6)	—	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004.
10	.1(7)	—	1991 Employee Stock Purchase Plan.
10	.2(8)	—	Amended 1991 Employee Stock Purchase Plan dated April 8, 1998.
10	.3(9)	—	Second Amendment to the 1991 Employee Stock Purchase Plan dated November 29, 2001.
10	.4(7)	—	License Agreement dated March 15, 1988 between Cyberonics and Dr. Jacob Zabara.
10	.5(7)	—	Patent License Agreement effective as of July 28, 1989 between Cyberonics and Huntington Medical Research Institute.
10	.6(10)	—	Lease Agreement dated November 3, 1994 together with amendments dated April 18, 1996 and April 30, 1997, respectively, between Cyberonics and Salitex II, Ltd.
10	.7(7)	—	Form of Indemnification Agreement.
10	.8(7)	—	Amended and Restated Stockholders Agreement dated October 16, 1992.
10	.9(11)	—	Registration Rights Agreement dated March 28, 1997.
10	.10(12)	—	Amended and Restated 1996 Stock Option Plan.
10	.11(13)	—	First Amendment to the Amended and Restated 1996 Stock Option Plan dated October 2, 2000.
10	.12*	—	Second Amendment to the Amended and Restated 1996 Stock Option Plan dated March 21, 2001.
10	.13(14)	—	Third Amendment to the Amended and Restated 1996 Stock Option Plan dated July 27, 2001.
10	.14(14)	—	Fourth Amendment to the Amended and Restated 1996 Stock Option Plan dated January 2002.
10	.15(15)	—	Fifth Amendment to the Amended and Restated 1996 Stock Option Plan dated July 19, 2002.
10	.16(10)	—	Stockholders’ Agreement dated April 8, 1996 between Cyberonics and St. Jude Medical, Inc.
10	.17(10)	—	Letter Agreement dated March 28, 1997 between The Clark Estates, Inc. and Cyberonics.
10	.18(16)	—	Lease Agreement dated August 19, 1997 between Cyberonics and Space Assets II, Inc.
10	.19(17)	—	Amended and Restated 1997 Stock Plan.
10	.20(18)	—	First Amendment to the Amended and Restated 1997 Stock Plan dated March 21, 2001.
10	.21(19)	—	Second Amendment to the Amended and Restated 1997 Stock Plan dated November 21, 2002.
10	.22(20)	—	1998 Stock Option Plan.
10	.23*	—	First Amendment to the 1998 Stock Option Plan dated March 21, 2001.
10	.24(21)	—	Employment Agreement effective as of June 1, 2003 between Cyberonics and Robert P. Cummins.

Exhibit
Number			Description

10	.25(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Pamela B. Westbrook.
10	.26(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Shawn P. Lunney.
10	.27(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Alan D. Totah.
10	.28(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Michael A. Cheney.
10	.29(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Richard L. Rudolph.
10	.30(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and William Steven Jennings.
10	.31(22)	—	Employment Agreement effective as of July 14, 2003 between Cyberonics and George E. Parker.
10	.32(22)	—	Employment Agreement effective as of September 17, 2003 between Cyberonics and David S. Wise.
10	.33(23)	—	Employment Agreement effective as of October 27, 2003 between Cyberonics and Randal L. Simpson.
10	.34(21)	—	Severance Agreement effective as of June 1, 2003 between Cyberonics and William Steven Jennings.
10	.35(24)	—	Severance Agreement effective as of May 1, 2001 between Cyberonics and Shawn P. Lunney.
10	.36(24)	—	Severance Agreement effective as of May 1, 2001 between Cyberonics and Alan D. Totah.
10	.37(24)	—	Severance Agreement effective as of May 1, 2001 between Cyberonics and Pamela B. Westbrook.
10	.38(25)	—	Severance Agreement effective as of January 1, 2002 between Cyberonics and Michael A. Cheney.
10	.39(25)	—	Severance Agreement effective as of January 1, 2002 between Cyberonics and Richard L. Rudolph, M.D.
10	.40*	—	Severance Agreement effective as of July 14, 2003 between Cyberonics and George E. Parker.
10	.41*	—	Severance Agreement effective as of October 27, 2003 between Cyberonics and Randal L. Simpson.
10	.42*	—	Severance Agreement effective as of September 17, 2003 between Cyberonics and David S. Wise.
10	.43(7)	—	1988 Incentive Stock Plan.
10	.44(13)	—	First Amendment to the 1988 Incentive Stock Plan dated October 2, 2000.
10	.45*	—	Second Amendment to the 1988 Incentive Stock Plan dated March 21, 2001.
10	.46(26)	—	New Employee Equity Inducement Plan.
21	.1(10)	—	List of Subsidiaries of Cyberonics.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24.1		—	Powers of Attorney (included on the Signature Page to this Annual Report Form 10-K).
31	.1*	—	Certification of the Chief Executive Officer of Cyberonics pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of the Chief Financial Officer of Cyberonics pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-3 (Reg. No. 333-56022) filed on February 21, 2001.

(2)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on September 12, 2000.

(3)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on March 30, 2001.

(4)	Incorporated by reference to Cyberonics’ Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001, respectively.

(5)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on December 12, 2003.

(6)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on January 13, 2004.

(7)	Incorporated by reference to the Cyberonics’ Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

(8)	Incorporated by reference to the Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.

(9)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-74948) filed on December 12, 2001.

(10)	Incorporated by reference to Cyberonics’ Annual Report on Form 10-K for the fiscal period ended June 30, 1997.

(11)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-77361) filed on April 29, 1999.

(13)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-81158) filed on January 22, 2002.

(15)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-97095) filed on July 25, 2002.

(16)	Incorporated by reference to the Cyberonics’ Annual Report on Form 10-K/ A for the fiscal period ended June 30, 1997.

(17)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-56694) filed on March 8, 2001.

(18)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended July 26, 2002.

(19)	Incorporated by reference to Annex B of Cyberonics’ Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002.

(20)	Incorporated by reference to the Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.

(21)	Incorporated by reference to Cyberonics’ Annual Report on Form 10-K for the fiscal period ended April 25, 2003.

(22)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended October 24, 2003.

(23)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended January 23, 2004.

(24)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended July 27, 2001.

(25)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended January 25, 2002.

(26)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-108281) filed on August 27, 2003.

      (b) Reports on Form 8-K

      A current report on Form 8-K was filed on January 26, 2004 relating to Cyberonics’ preliminary sales and net income results for the third quarter of fiscal year 2004.

      A current report on Form 8-K was filed on February 9, 2004 relating to Cyberonics’ financial results for the third quarter ended January 23, 2004 of its fiscal year ended April 30, 2004.

      A current report on Form 8-K was filed on May 28, 2004 relating to Cyberonics’ financial results for the fourth quarter and fiscal year ended April 30, 2004.

      (c) Exhibits

      See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERONICS, INC.

By:	/s/ PAMELA B. WESTBROOK

Pamela B. Westbrook
Vice President of Finance and
Administration and
Chief Financial Officer

Date: July 9, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT P. CUMMINS Robert P. Cummins	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	July 9, 2004

/s/ PAMELA B. WESTBROOK Pamela B. Westbrook	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 9, 2004

/s/ STANLEY H. APPEL Stanley H. Appel, M.D.	Director	July 9, 2004

/s/ TONY COELHO Tony Coelho	Director	July 9, 2004

/s/ GUY C. JACKSON Guy C. Jackson	Director	July 9, 2004

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	July 9, 2004

Signature	Title	Date

/s/ KEVIN S. MOORE Kevin S. Moore	Director	July 9, 2004

/s/ ALAN J. OLSEN Alan J. Olsen	Director	July 9, 2004

/s/ MICHAEL J. STRAUSS, M.D. Michael J. Strauss, M.D.	Director	July 9, 2004

/s/ REESE S. TERRY, JR. Reese S. Terry, Jr.	Director	July 9, 2004

CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2004 and April 25, 2003
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cyberonics, Inc.:

      We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. (a Delaware corporation) and subsidiary as of April 30, 2004 and April 25, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the 53 weeks ended April 30, 2004 and the 52 weeks ended April 25, 2003 and April 26, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 30, 2004 and April 25, 2003, and the results of their operations and their cash flows for the 53 weeks ended April 30, 2004 and the 52 weeks ended April 25, 2003 and April 26, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas

May 24, 2004

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30, 2004	April 25, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$58,363,731	$43,576,305
Accounts receivable, net	16,951,176	14,164,771
Inventories	7,793,856	6,206,687
Other current assets	2,663,299	1,344,777

Total Current Assets	85,772,062	65,292,540
Property and equipment, net	8,348,595	9,590,240
Other assets	175,867	232,532

	$94,296,524	$75,115,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$10,031,000	$8,370,000
Current portion of capital lease obligations	141,066	132,133
Accounts payable	4,439,407	5,420,831
Accrued liabilities	10,704,572	12,539,279

Total Current Liabilities	25,316,045	26,462,243
Long-term capital lease obligations	—	141,066

Total Liabilities	25,316,045	26,603,309
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 23,457,397 and 22,385,736 shares issued and outstanding at April 30, 2004 and April 25, 2003, respectively	234,574	223,857
Additional paid-in capital	187,995,580	174,325,339
Deferred compensation	(797,219)	(1,023,750)
Accumulated other comprehensive loss	(646,748)	(448,226)
Accumulated deficit	(117,805,708)	(124,565,217)

Total Stockholders’ Equity	68,980,479	48,512,003

	$94,296,524	$75,115,312

See accompanying notes to consolidated financial statements.

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

		52 Weeks Ended
	53 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Net sales	$110,721,499	$104,466,998	$70,111,293
Cost of sales	16,295,562	16,066,229	13,616,374

Gross Profit	94,425,937	88,400,769	56,494,919
Operating Expenses:
Selling, general and administrative	70,597,149	65,842,238	59,190,554
Research and development	17,133,709	17,874,909	24,516,547

Total Operating Expenses	87,730,858	83,717,147	83,707,101

Earnings (Loss) From Operations	6,695,079	4,683,622	(27,212,182)
Interest income	469,924	471,213	1,264,853
Interest expense	(565,702)	(413,192)	(266,270)
Other income, net	390,997	572,851	93,694

Earnings (loss) before income taxes	6,990,298	5,314,494	(26,119,905)
Income tax expense	230,789	129,563	—

Net Earnings (Loss)	$6,759,509	$5,184,931	$(26,119,905)

Basic earnings (loss) per share	$0.29	$0.24	$(1.21)
Diluted earnings (loss) per share	$0.26	$0.22	$(1.21)

Shares used in computing basic earnings (loss) per share	22,921,031	22,034,651	21,655,009
Shares used in computing diluted earnings (loss) per share	26,053,330	23,173,324	21,655,009

See accompanying notes to consolidated financial statements.

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-In	Deferred	Income	Accumulated	Shareholders’
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity

Balance at April 27, 2001	21,474,022	$214,740	$165,170,408	$(1,989,850)	$(117,971)	$(103,630,243)	$59,647,084
Stock options exercised	230,784	2,308	1,818,842	—	—	—	1,821,150
Issuance of common stock under Employee Stock Purchase Plan	46,455	465	867,245	—	—	—	867,710
Offering costs related to the issuance of common stock in a private equity offering during the previous year	—	—	(1,058)	—	—	—	(1,058)
Amortization of deferred compensation	—	—	—	493,600	—	—	493,600
Net Loss	—	—	—	—	—	(26,119,905)	(26,119,905)
Translation adjustment	—	—	—	—	(94,768)	—	(94,768)

Comprehensive loss	—	—	—	—	—	—	(26,214,673)

Balance at April 26, 2002	21,751,261	217,513	167,855,437	(1,496,250)	(212,739)	(129,750,148)	36,613,813
Stock options exercised	566,339	5,663	5,587,370	—	—	—	5,593,033
Issuance of common stock under Employee Stock Purchase Plan	68,136	681	882,532	—	—	—	883,213
Amortization of deferred compensation	—	—	—	472,500	—	—	472,500
Net Earnings	—	—	—	—	—	5,184,931	5,184,931
Translation adjustment	—	—	—	—	(235,487)	—	(235,487)

Comprehensive income	—	—	—	—	—	—	4,949,444

Balance at April 25, 2003	22,385,736	223,857	174,325,339	(1,023,750)	(448,226)	(124,565,217)	48,512,003
Stock options exercised	974,837	9,749	11,947,259	—	—	—	11,957,008
Issuance of common stock under Employee Stock Purchase Plan	65,980	660	1,010,110	—	—	—	1,010,770
Issuance of restricted stock	30,844	308	712,872	(713,180)	—	—	—
Amortization of deferred compensation	—	—	—	939,711	—	—	939,711
Net Earnings	—	—	—	—	—	6,759,509	6,759,509
Translation adjustment	—	—	—	—	(198,522)	—	(198,522)

Comprehensive income	—	—	—	—	—	—	6,560,987

Balance at April 30, 2004	23,457,397	$234,574	$187,995,580	$(797,219)	$(646,748)	$(117,805,708)	$68,980,479

See accompanying notes to consolidated financial statements.

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

		52 Weeks Ended
	53 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Cash Flows From Operating Activities:
Net earnings (loss)	$6,759,509	$5,184,931	$(26,119,905)
Noncash items included in net earnings (loss):
Depreciation	3,978,340	4,648,061	3,805,716
(Gain) loss on disposal of assets	(114,947)	(182,028)	126,613
Unrealized (gain) loss in foreign currency transactions	439,684	(566,834)	(85,822)
Amortization of deferred compensation	939,711	472,500	493,600
Changes in operating assets and liabilities:
Accounts receivable, net	(2,566,387)	(3,490,665)	(3,698,592)
Inventories	(1,648,759)	(1,545,600)	(260,625)
Other current assets	(1,304,933)	(15,364)	70,328
Other assets, net	62,062	(50,042)	(23,064)
Accounts payable and accrued liabilities	(2,948,931)	(3,179,293)	2,645,062

Net Cash Provided By (Used In) Operating Activities	3,595,349	1,275,666	(23,046,689)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,600,592)	(4,206,728)	(5,080,684)
Maturities of marketable securities	—	—	1,791,724

Net Cash Used In Investing Activities	(2,600,592)	(4,206,728)	(3,288,960)

Cash Flows From Financing Activities:
Proceeds from line of credit	1,661,000	1,870,000	6,500,000
Payments on capital lease obligations	(132,133)	(125,535)	(114,157)
Proceeds from issuance of Common Stock	12,967,778	6,476,245	2,687,802

Net Cash Provided By Financing Activities	14,496,645	8,220,710	9,073,645
Effect of exchange rate changes on cash and cash equivalents	(703,976)	90,695	(1,217)

Net Increase (Decrease) in Cash and Cash Equivalents	14,787,426	5,380,343	(17,263,221)
Cash and cash equivalents at beginning of period	43,576,305	38,195,962	55,459,183

Cash and cash equivalents at end of period	$58,363,731	$43,576,305	$38,195,962

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$418,042	$368,082	$239,770
Cash paid for income taxes	$348,558	$78,483	$—
Supplemental Disclosure of Noncash Activity:
Issuance of Restricted Stock to selected employees	$(713,180)	$—	$—

See accompanying notes to consolidated financial statements.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004

Note 1.     Summary of Significant Accounting Policies and Related Data

      Nature of Operations. Cyberonics, Inc. (Cyberonics) designs, develops, manufactures and markets the VNS Therapy System, an implantable medical device which delivers a unique therapy, Vagus Nerve Stimulation, for the treatment of epilepsy and other debilitating neurological, psychiatric diseases and other disorders. In July 1997, the VNS Therapy System was approved by the United States Food and Drug Administration (FDA) for commercial distribution in the United States for the treatment of epilepsy. In addition, Cyberonics has received regulatory approval to market and sell the VNS Therapy System for epilepsy in Canada, Europe, Australia and other markets. During fiscal year 2001, Cyberonics obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. Cyberonics is headquartered in Houston, Texas.

      We operate our business as a single segment sharing similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. We are a single neurostimulation business focused on sales growth, profitability, positive cash flow and developing other indications for VNS Therapy covered by our method patents.

      Consolidation. The accompanying consolidated financial statements include Cyberonics and its wholly-owned subsidiary, Cyberonics Europe, S.A. All significant intercompany accounts and transactions have been eliminated.

      Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances and product warranties.

      Foreign Currency Translation. The assets and liabilities of Cyberonics Europe, S.A. are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to the parent company are translated at historical rates. Income statement items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income (loss) section of stockholders’ equity and comprehensive income (loss), and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

      Cash Equivalents. Cyberonics considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents at April 30, 2004 and April 25, 2003 were $45,899,000 and $25,816,000, respectively.

      Fair Value of Financial Instruments. The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and line of credit approximate their fair values due to the short-term maturity of these financial instruments.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounts Receivable. Activity in Cyberonics’ allowance for doubtful accounts consists of the following:

	53 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003

Balance at beginning of period	$292,176	$249,688
Increase in allowance	—	63,155
Reductions in allowance	(9,137)	—
Reductions for write-offs	(3,340)	(20,667)

Balance at end of period	$279,699	$292,176

      Inventories. Cyberonics states its inventories at the lower of cost, first-in, first-out (FIFO) method or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead net of obsolescence provisions.

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

      Long-Lived Assets. Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets,” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of business to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Cyberonics adopted SFAS No. 144 on April 27, 2002. The adoption of SFAS No. 144 did not have an impact on Cyberonics’ consolidated financial statements.

      Stock Options. Cyberonics has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in Note 7, “Stock Incentive and Purchase Plans.” Because of this election, Cyberonics continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee option grants, as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There is only one exception further disclosed under Note 6. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the market price of Cyberonics’ stock on the date of the grant, no compensation expense is recorded.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if Cyberonics had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation.

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Net earnings (loss) as reported	$6,759,509	$5,184,931	$(26,119,905)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	939,711	472,500	472,500
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects, if applicable	(18,365,471)	(18,060,760)	(19,455,575)

Pro forma net loss	$(10,666,251)	$(12,403,329)	$(45,102,980)

Earnings (loss) per share:
Basic — as reported	$0.29	$0.24	$(1.21)
Basic — pro forma	$(0.47)	$(0.56)	$(2.08)
Diluted — as reported	$0.26	$0.22	$(1.21)
Diluted — pro forma	$(0.47)	$(0.56)	$(2.08)

      Revenue Recognition. Revenue from product sales is generally recognized upon shipment to the customer, net of estimated returns and allowances.

      Research and Development. All research and development costs are expensed as incurred.

      Product Warranty. Cyberonics offers warranties in its leads and generators for one to two years from the date of implant, depending on the product in question. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expenses are made based upon projected product warranty claims.

      Changes in Cyberonics’ liability for product warranties during the 53 weeks ended April 30, 2004 and the 52 weeks ended April 25, 2003 and April 26, 2002 are as follows:

	Balance at	Warranty		Balance at
	the Beginning	Expense	Warranties	the End
Year	of the Year	Recognized	Settled	of the Year

2004	$160,581	$(66,536)	$(43,110)	$50,935
2003	128,803	45,000	(13,222)	160,581
2002	137,716	(4,393)	(4,520)	128,803

      License Agreements. Cyberonics has executed licensing agreements under which it has secured the rights provided under certain patents. Royalties, payable under the terms of these agreements, are expensed as incurred.

      Income Taxes. Cyberonics accounts for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change of tax rates is recognized in income in the period that includes the enactment date.

      Net Earnings (Loss) Per Share. SFAS No. 128, “Earnings Per Share” requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.

      The following table sets forth the computation of basic and diluted net earnings (loss) per share of common stock:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Numerator:
Net earnings (loss)	$6,759,509	$5,184,931	$(26,119,905)

Denominator:
Basic weighted average shares outstanding	22,921,031	22,034,651	21,655,009
Effect of dilutive stock options	3,132,299	1,138,673	—

Diluted weighted average shares outstanding	26,053,330	23,173,324	21,655,009

Basic earnings (loss) per share	$0.29	$0.24	$(1.21)
Diluted earnings (loss) per share	$0.26	$0.22	$(1.21)

      Excluded from the computation of diluted EPS for the 53 weeks April 30, 2004 and the 52 weeks ended April 25, 2003 were outstanding options to purchase 409,094 and 1,677,375 common shares, respectively, because to include them would have been antidilutive, meaning the exercise price exceeded fair market value. Excluded from the computation of diluted EPS for the 52 weeks ended April 26, 2002 were outstanding options to purchase common shares of approximately 7,130,000 because to include them would have been antidilutive.

      Comprehensive Income (Loss). Comprehensive income (loss) is the total of net earnings (loss) and all other non-owner changes in equity.

      Reclassifications. Certain reclassifications have been made to prior period consolidated financial statements to conform with the April 30, 2004 presentation.

Note 2.	Inventories

      Inventories consist of the following:

	April 30, 2004	April 25, 2003

Raw materials	$3,723,791	$3,157,622
Finished goods	2,598,779	1,466,304
Work-in-process	1,471,286	1,582,761

	$7,793,856	$6,206,687

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Property and Equipment

      Property and equipment consist of the following:

	April 30, 2004	April 25, 2003

Computer equipment	$6,200,780	$5,999,625
Manufacturing equipment	6,130,770	5,368,882
Offsite programming equipment	3,233,259	3,211,684
Leasehold improvements	2,809,408	2,515,639
Furniture and fixtures	2,653,143	2,357,582
Construction in progress	1,129,174	1,104,297
Office equipment	917,145	913,164

	23,073,679	21,470,873
Accumulated depreciation	(14,725,084)	(11,880,633)

	$8,348,595	$9,590,240

Note 4.	Line of Credit

      We have a revolving credit facility of $25,000,000 with a three-year term ending in September 2004. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount available to borrow under the facility is limited to 80% of eligible accounts receivable. As of April 30, 2004 the eligible balance of accounts receivable was $13,813,000. We had $10,031,000 in borrowings outstanding under the credit facility and an available borrowing capacity of approximately $1,020,000. Interest is payable in the amount of the designated bank rate of 4.0% plus 1.5% for a total of 5.5% on the greater of $3,000,000 or the average of the net balance owed by Cyberonics at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

Note 5.	Accrued Liabilities

      Accrued liabilities consist of the following:

	April 30, 2004	April 25, 2003

Payroll and other compensation	$5,480,401	$4,565,474
Clinical costs	1,105,095	3,471,258
Royalties	1,034,722	1,267,537
Business insurance	780,086	662,037
Other	2,304,268	2,572,973

	$10,704,572	$12,539,279

Note 6.	Stockholders’ Equity

      Preferred Stock. Cyberonics has 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 30, 2004. With respect to the shares authorized, Cyberonics’ Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

      Common Stock. Stock option exercises increased the number of common shares by 974,837 and 566,339 for the years ended April 30, 2004 and April 25, 2003, respectively. Issuances of common stock under Cyberonics’ Employee Stock Purchase Plan increased the number of common shares by 65,980 and 68,136 for the years ended April 30, 2004 and April 25, 2003, respectively.

      Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modifications to the plan and Cyberonics recorded approximately $2.4 million in deferred compensation relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $473,000 of compensation expense has been recognized for the vested portion of this option grant during each of the fiscal years 2002, 2003 and 2004, respectively.

      Preferred Share Purchase Rights. In January 1997, Cyberonics’ Board of Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of Cyberonics’ Common Stock to stockholders of record on March 10, 1997. Cyberonics amended and restated the Preferred Share Rights (Plan) on August 21, 2000. The Rights will become exercisable following the tenth day after a person or group of affiliated persons (an Acquiring Person), acquires beneficial ownership of 15 percent or more of Cyberonics’ Common Stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a Triggering Event). Each Right entitles the holder thereof to buy 1/1000 of a share of Cyberonics’ Series A Participating Preferred Stock at an exercise price of $150 (the Exercise Price). Cyberonics will be entitled to redeem the Rights at $.01 per Right at any time prior to a Triggering Event. If, prior to redemption of the Rights, a person becomes an Acquiring Person, each Right (except for Rights owned by the Acquiring Person, which will thereafter be void) will entitle the holder thereof to purchase, at the Right’s then current exchange price, that number of shares of Common Stock of Cyberonics (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right’s exercise price. In the event a person becomes an Acquiring Person and Cyberonics sells more than 50% of its assets or earning power or is acquired in a merger or other business combination, proper provision must be made so that a holder of a Right which has not theretofore been exercised (except for Rights owned by the Acquiring Person, which will thereafter be void), will thereafter have the right to receive, upon exercise of a Right, shares of common stock of the acquiring company having a value equal to two times the then current Exercise Price. At any time after a Triggering Event and prior to acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Board of Directors of Cyberonics may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates) for the Common Stock of Cyberonics at an exchange ratio of one share of common stock per Right. In April 2001, Cyberonics amended the Plan to designate the State of Wisconsin Investment Board (SWIB) as an Exempt Person under the terms of the Plan as long as SWIB is the Beneficial Owner of less than 20%. In December 2003, Cyberonics amended the Plan to designate Boston Scientific Corporation (BSX) as an Exempt Person under the terms of the Plan as long as BSX is the Beneficial Owner of less than 20% of Cyberonics’ common stock, or such percentage that is less than 20% as shall be held by BSX as of the close of business on January 15, 2004. In January 2004, Cyberonics amended the Plan to designate BSX as an Exempt Person under the terms of the Plan as long as BSX is the beneficial owner of less than 20% of Cyberonics’ common stock, or such percentage that is less than 20% as shall be held by BSX on the tenth business day following the earlier of the expiration or termination of the Hart Scott Rodino Act waiting period, but in no event later than February 28, 2004.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stock Incentive and Purchase Plans

      Stock Options. Cyberonics has reserved an aggregate of 14,100,000 shares of its Common Stock through April 30, 2004, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 1998 Stock Option Plan (the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to 10 years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option and the 1997 Stock Option Plans allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. The 1997 Stock Option Plan also allows for the issuance of restricted stock.

      The following is a summary of Cyberonics’ stock option and restricted stock activity for the 53 weeks ended April 30, 2004, and the 52 weeks ended April 25, 2003, and April 26, 2002, respectively.

		Outstanding		Exercisable

			Weighted		Weighted
			Average		Average
	Shares		Exercise		Exercise
	Reserved	Shares	Price	Shares	Price

Balance at April 27, 2001	1,212,141	4,933,251	$12.93	1,987,982	$9.76
Shares reserved	2,200,000	—	—	—	—
Granted	(2,930,989)	2,930,989	14.64	—	—
Options becoming exercisable	—	—	—	982,186	—
Exercised	—	(230,784)	7.89	(230,784)	—
Canceled or forfeited	503,087	(503,087)	15.76	—	—

Balance at April 26, 2002	984,239	7,130,369	13.60	2,739,384	11.57
Shares reserved	2,000,000	—	—	—	—
Granted	(1,303,275)	1,303,275	15.10	—	—
Options becoming exercisable	—	—	—	1,190,798	—
Exercised	—	(566,339)	9.96	(566,339)	—
Canceled or forfeited	854,621	(854,621)	15.29	—	—

Balance at April 25, 2003	2,535,585	7,012,684	13.97	3,363,843	12.76
Shares reserved	750,000	—	—	—	—
Granted	(1,519,844)	1,519,844	23.58	—	—
Options becoming exercisable	—	—	—	1,250,625	—
Exercised	—	(974,837)	12.25	(974,837)	—
Canceled or forfeited	627,540	(627,540)	16.27	—	—

Balance at April 30, 2004	2,393,281	6,930,151	$16.11	3,639,631	$13.99

      The weighted average fair value of options granted at prices equal to Cyberonics’ market value in fiscal periods 2004, 2003 and 2002 was $14.95, $10.08 and $14.64, respectively.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123 and SFAS No. 148, Cyberonics’ proforma net loss and loss per share would have been as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Net earnings (loss) as reported	$6,759,509	$5,184,931	$(26,119,905)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	939,711	472,500	472,500
Deduct: Total stock-based employee compensation expense determined under the fair based value method for all awards, net of related tax effects	(18,365,471)	(18,060,760)	(19,455,575)

Pro forma net loss	$(10,666,251)	$(12,403,329)	$(45,102,980)

Earnings (loss) per share:
Basic — as reported	$0.29	$0.24	$(1.21)
Basic — pro forma	$(0.47)	$(0.56)	$(2.08)
Diluted — as reported	$0.26	$0.22	$(1.21)
Diluted — pro forma	$(0.47)	$(0.56)	$(2.08)

      For SFAS No. 123 and SFAS No. 148 purposes, the fair values of each option grant and purchase plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.7%, 3.4% and 4.5% for fiscal periods 2004, 2003 and 2002, respectively, expected life of 5.7, 5.7 and 5 years for options and restricted stock in fiscal years 2004, 2003 and 2002, respectively, expected life of six months for purchase plan shares, expected volatility of 84.6%, 90.2% and 210% for fiscal years 2004, 2003 and 2002, respectively, and no expected dividend yields.

      Because the SFAS Nos. 123 and 148 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $178,371, $155,861 and $101,037 related to the purchase discount offered under Cyberonics’ Employee Stock Purchase Plan during fiscal years 2004, 2003 and 2002, respectively. The weighted average fair values of shares granted to employees were $14.93, $15.25 and $14.50 during fiscal years 2004, 2003 and 2002, respectively.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cyberonics’ outstanding options are segregated into the following ten categories in accordance with SFAS No. 123:

Options Outstanding and Exercisable by Price Range

As of April 30, 2004

	Options Outstanding
				Options Exercisable
		Weighted-Average
	Outstanding as	Remaining	Weighted-Average	Exercisable as	Weighted-Average
Range of Exercise Prices	of April 30, 2004	Contractual Life	Exercise Price	of April 30, 2004	Exercise Price

$0.0000 - $3.4360	242,770	1.9	$3.0651	232,770	$3.0652
$3.4361 - $6.8720	252,375	3.8	$5.3157	226,000	$5.1994
$6.8721 - $10.3080	407,078	5.8	$8.5465	329,142	$8.2444
$10.3081 - $13.7440	1,080,203	7.0	$12.4361	584,713	$12.4194
$13.7441 - $17.1800	2,244,688	6.5	$15.1375	1,272,603	$15.0536
$17.1801 - $20.6160	1,434,734	7.6	$18.4428	655,707	$18.1788
$20.6161 - $24.0520	583,033	7.8	$22.0852	240,180	$21.8174
$24.0521 - $27.4880	290,540	9.0	$26.5768	49,297	$26.3245
$27.4881 - $30.9240	263,370	9.1	$28.7063	43,480	$29.0756
$30.9241 - $34.3600	100,516	9.7	$33.2304	5,739	$33.0078

	6,899,307	6.9	$16.0794	3,639,631	$13.9939

      During fiscal years 2004 and 2002, the Board of Directors approved grants outside of the existing stock option plans. The grants, which totaled 450,000 and 300,000, respectively, were approved for new officers as inducements essential to their entering into employment with Cyberonics. No such grants were approved for 2003.

      In June 2003, the Board of Directors granted 13,844 shares of restricted stock at $18.94 per share to certain officers of Cyberonics that vest in one year from the grant date and recorded approximately $262,000 in deferred compensation. In October 2003, the Board of Directors granted 12,000 and 5,000 shares of restricted stock at $26.49 and $26.62 per share, respectively, to certain employees of Cyberonics that vest in one year from the grant date and recorded approximately $451,000 in deferred compensation expense. Approximately $467,000 of compensation expense was recognized during 2004.

      Stock Purchase Plan. Under the Cyberonics, Inc. Employee Stock Purchase Plan (Stock Purchase Plan), 950,000 shares of Cyberonics’ Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of Cyberonics’ Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling the lesser of 85 percent of the fair market value of Cyberonics’ Common Stock on (a) the first business day of the purchase period or (b) the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At April 30, 2004, 591,659 shares remain available for future issuances under the Stock Purchase Plan.

      Stock Recognition Program. In May 1992, Cyberonics’ Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,600 shares of Cyberonics’ Common Stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of Cyberonics’ President, based on nominations made by fellow employees. At April 30, 2004, 4,030 shares remain available for future issuances under the program.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	New Accounting Pronouncements

      In December 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 46 (revised), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities which meet certain specific characteristics. The effective date of this interpretation depending on the specific entities’ conditions, varies between periods ending after December 15, 2003 and 2005. The adoption of FIN No. 46 (revised) will not have a material impact in our consolidated operating results or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for the first fiscal period beginning after December 15, 2003. We believe that the adoption of SFAS No. 150 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.

Note 9.	Income Taxes

      The U.S. and foreign components of earnings (loss) before income taxes and the provision for income taxes are presented in this table:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

Earnings (loss) before income taxes:
Domestic	$7,419,794	$5,964,872	$(22,545,496)
Foreign	(429,496)	(650,378)	(3,574,409)

	$6,990,298	$5,314,494	$(26,119,905)

Income tax expense:
Federal	$52,224	$40,505	$—
State and local	160,315	89,058	—
Foreign	18,250	—	—

	$230,789	$129,563	$—

      The following is a reconciliation of the statutory federal income tax rate to Cyberonics’ effective income tax rate expressed as a percentage of earnings (loss) before income taxes:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

U.S. statutory rate	34.0%	34.0%	(34.0)%
Change in deferred tax valuation allowance	(34.0)	(29.5)	37.6
State and local tax provision	2.3	1.7	—
Other, net	1.0	(3.7)	(3.6)

	3.3%	2.5%	0.0%

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of Cyberonics’ deferred tax assets and liabilities are as follows:

	April 30, 2004	April 25, 2003

Deferred tax assets:
Federal net operating loss carryforwards	$39,257,321	$38,167,193
Foreign net operating loss carryforwards	5,507,602	5,673,450
Federal tax credit carryforwards	4,511,312	5,165,662
State net operating loss carryforwards and other	2,652,233	1,863,164
Deferred compensation expense	732,379	—
Reserves	442,276	460,357
Accrued expenses	335,490	285,447
Property and equipment	290,205	294,402
Inventory costs capitalized	248,408	412,975
Other, net	—	132,772

Total deferred tax assets	53,977,226	52,455,422
Total deferred tax liabilities, net	—	—
Deferred tax valuation allowance	(53,977,226)	(52,455,422)

Net deferred tax assets and liabilities	$—	$—

      At April 30, 2004, Cyberonics has net operating loss carryforwards of approximately $115.5 million for federal income tax purposes, which expire during the years 2004 through 2023, and tax credit carryforwards of approximately $4.5 million for federal income tax purposes, which expire during the years 2007 through 2023. At April 30, 2004, Cyberonics has net operating loss carryforwards of approximately $25.1 million for state and local income tax purposes, which expire at various dates beginning in 2005. Internal Revenue Code, Section 382, contains provisions regarding cumulative ownership changes that may subject utilization of federal net operating loss and credit carryforwards to annual limitations. Cyberonics is subject to examination by the Internal Revenue Service as well as state and local tax authorities.

      A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Cyberonics has historically experienced significant operating losses and operates in an industry subject to rapid technological changes. Cyberonics believes there is sufficient uncertainty regarding future taxable income and realizability of deferred tax assets such that a valuation allowance is required to fully offset deferred tax assets for the 53 weeks ended April 30, 2004. Cyberonics continually reviews the adequacy and necessity of the valuation allowance in accordance with the provision of SFAS No. 109. Of the total valuation allowance for the 53 weeks ended April 30, 2004, approximately $10.6 million relates to stock option compensation deductions. The tax benefit associated with stock option compensation deductions will be credited to equity when realized. The valuation allowance increased approximately $1.5 million for the 53 weeks ended April 30, 2004 compared to the 52 weeks ended April 25, 2003 due primarily to an increase in the federal net operating loss carryforwards for tax year 2004.

Note 10.	Employee Retirement Savings Plan

      Cyberonics sponsors an employee retirement savings plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Employer contributions are made solely at Cyberonics’ discretion. No

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer contributions were made to the Plan for the 53 weeks ended April 30, 2004 and the 52 weeks ended April 25, 2003 and April 26, 2002.

Note 11.	Commitments

      Post-market Clinical Surveillance. Pursuant to the post-market surveillance conditions specified as part of Cyberonics’ FDA marketing approval, Cyberonics is required to conduct clinical follow-up on a limited number of patients from its most recent epilepsy study in order to monitor the safety and tolerability of the VNS Therapy System on an extended basis. Cyberonics expenses the costs related to these long-term follow-up activities as they are incurred and establishes accruals for such costs incurred but not paid as of the respective balance sheet dates.

      License Agreements. Cyberonics has executed a license agreement which provides Cyberonics with worldwide exclusive rights under seven U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders. The license agreement provides that Cyberonics will pay a royalty equal to the greater of $36,000 per year or at the rate of three percent of net sales of licensed products during fiscal year 2004 through 2011, after which the royalty rate will decline to one percent for the remaining term of the licensed patents. These patents expire between 2011 and 2022. The license agreement runs for successive three-year terms, renewable at Cyberonics’ election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. Cyberonics’ royalty payments pursuant to this agreement are expensed as incurred.

      Cyberonics has executed an agreement for a patent license on a lead design for use in vagus nerve stimulation for the control of epilepsy and other movement disorders. The licensor retains all rights under this patent for other uses. Pursuant to the license agreement, Cyberonics has a limited-term option to expand the licensed field of use for additional indications for a license fee of $15,000 per indication and has made partial payments for certain such indications. In addition, Cyberonics is obligated to pay the licensor an earned royalty equal to the greater of $35,000 per year or one percent of Cyberonics’ net sales of implantable systems incorporating the licensor’s patented lead. Amounts due under this agreement are expensed as incurred. This patent expired on June 25, 2004 and no royalties are due for this patent subsequent to its expiration date.

      Royalty expenses for the 53 weeks ended April 30, 2004, the 52 weeks ended April 25, 2003 and April 26, 2002 were $4,034,000, $4,099,000 and $2,766,000, respectively.

      Lease Agreements. Cyberonics leases offices, manufacturing and sales distribution facilities as well as transportation and office equipment under operating leases. Future minimum payments relating to these agreements at April 30, 2004 are as follows:

52/53 Weeks Ending on the last Friday of April:
2005	$2,618,483
2006	2,563,551
2007	2,550,509
2008	2,536,334
2009	2,550,271
Thereafter	1,820,000

      Cyberonics leases certain manufacturing equipment under long-term capital leases with a 6.56% interest rate that matures in April 2005. Capitalized costs of $646,959 are included in manufacturing equipment at April 30, 2004 and April 25, 2003. Accumulated depreciation amounted to $485,220 and $355,824 at April 30, 2004 and April 25, 2003, respectively.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a schedule of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments as of April 30, 2004:

52 Weeks Ending on the last Friday of April:
2005	$146,129

Total minimum lease payments	146,129
Less: amount representing interest	5,063

Present value of future minimum lease payments	141,066
Less: amount due within one year	141,066

$0

      Cyberonics’ rental expense for the 53 weeks ended April 30, 2004, the 52 weeks ended April 25, 2003 and the 52 weeks ended April 26, 2002, amounted to $2,174,000, $1,720,000 and $1,706,000, respectively.

      Other Commitments. At April 30, 2004, Cyberonics had approximately $356,000 in noncancelable commitments related to domestic marketing programs planned for Cyberonics’ VNS Therapy System during fiscal years 2005 and 2006, of which approximately $276,000 is scheduled to occur in the first quarter of fiscal year 2005.

      Litigation. Cyberonics is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on Cyberonics’ consolidated financial position or results of operations.

Note 12.	Concentrations

      Cyberonics’ cash equivalents and trade accounts receivable represent potential concentrations of credit risk.

      Cyberonics minimizes potential concentrations of credit risk in cash equivalents by placing investments in high quality financial instruments and, as required by its corporate investment policy, limiting the amount of investment in any one issuing party. At April 30, 2004, management believes that Cyberonics has no significant concentrations of credit risk related to these assets and has incurred no material impairments in the carrying values of its cash equivalents and securities held to maturity.

      Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries and, accordingly, are exposed to their respective business, economic and country-specific variables. Although Cyberonics does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economics and healthcare systems.

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

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We rely upon favorable reimbursement, coverage and coding for VNS Therapy. Essentially all patients implanted with VNS Therapy are covered by private payers, Medicare or Medicaid. VNS Therapy has specifically approved codes for physicians, surgeons and hospitals. Since reimbursement policies and payment methodologies change on a regular basis, vigilant and ongoing work is necessary to ensure continued access and acceptable reimbursement for patients, physicians and hospitals. Any changes in reimbursement policies or payment methodologies could result in reduced reimbursement, which could significantly harm our business.

Note 13.	Geographic Information

      Geographic Information:

	Net Sales

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 30, 2004	April 25, 2003	April 26, 2002

United States	$100,224,277	$95,761,687	$63,848,921
International	10,497,222	8,705,311	6,262,372

Total	$110,721,499	$104,466,998	$70,111,293

	Long-Lived Assets

	April 30, 2004	April 25, 2003

United States	$8,244,588	$9,493,423
International	279,874	329,349

Total	$8,524,462	$9,822,772

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Quarterly Financial Information — Unaudited

      The following table sets forth certain unaudited condensed quarterly financial data for the 53 weeks ended April 30, 2004 and for the 52 weeks ended April 25, 2003. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Totals(1)

53 Weeks Ended
April 30, 2004
Net Sales	$26,682,274	$29,296,746	$28,434,662	$26,307,817	$110,721,499
Gross Profit	22,688,321	24,939,257	24,080,327	22,718,032	94,425,937
Net earnings (loss)	2,561,990	3,848,003	1,595,046	(1,245,530)	6,759,509
Diluted earnings (loss) per share(1)	0.10	0.15	0.06	(0.05)	0.26
52 Weeks Ended
April 25, 2003
Net Sales	$23,055,593	$26,072,385	$27,561,545	$27,777,475	$104,466,998
Gross Profit	19,105,556	22,254,849	23,387,375	23,652,989	88,400,769
Net earnings (loss)	(3,674,807)	1,004,106	3,821,669	4,033,963	5,184,931
Diluted earnings (loss) per share(1)	(0.17)	0.04	0.16	0.17	0.22

(1)	EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full period is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full period EPS.

INDEX TO EXHIBITS

Exhibit
Number			Description

3	.1(1)	—	Amended and Restated Certificate of Incorporation of Cyberonics.
3	.2(2)	—	Bylaws of Cyberonics.
3	.3(3)	—	Amendment No. 1 to the Bylaws of Cyberonics.
4	.1(2)	—	Second Amended and Restated Preferred Shares Rights Agreement, dated as of August 21, 2000 between Cyberonics and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively.
4	.2(4)	—	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001.
4	.3*	—	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001.
4	.4(5)	—	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003.
4	.5(6)	—	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004.
10	.1(7)	—	1991 Employee Stock Purchase Plan.
10	.2(8)	—	Amended 1991 Employee Stock Purchase Plan dated April 8, 1998.
10	.3(9)	—	Second Amendment to the 1991 Employee Stock Purchase Plan dated November 29, 2001.
10	.4(7)	—	License Agreement dated March 15, 1988 between Cyberonics and Dr. Jacob Zabara.
10	.5(7)	—	Patent License Agreement effective as of July 28, 1989 between Cyberonics and Huntington Medical Research Institute.
10	.6(10)	—	Lease Agreement dated November 3, 1994 together with amendments dated April 18, 1996 and April 30, 1997, respectively, between Cyberonics and Salitex II, Ltd.
10	.7(7)	—	Form of Indemnification Agreement.
10	.8(7)	—	Amended and Restated Stockholders Agreement dated October 16, 1992.
10	.9(11)	—	Registration Rights Agreement dated March 28, 1997.
10	.10(12)	—	Amended and Restated 1996 Stock Option Plan.
10	.11(13)	—	First Amendment to the Amended and Restated 1996 Stock Option Plan dated October 2, 2000.
10	.12*	—	Second Amendment to the Amended and Restated 1996 Stock Option Plan dated March 21, 2001.
10	.13(14)	—	Third Amendment to the Amended and Restated 1996 Stock Option Plan dated July 27, 2001.
10	.14(14)	—	Fourth Amendment to the Amended and Restated 1996 Stock Option Plan dated January 2002.
10	.15(15)	—	Fifth Amendment to the Amended and Restated 1996 Stock Option Plan dated July 19, 2002.
10	.16(10)	—	Stockholders’ Agreement dated April 8, 1996 between Cyberonics and St. Jude Medical, Inc.
10	.17(10)	—	Letter Agreement dated March 28, 1997 between The Clark Estates, Inc. and Cyberonics.
10	.18(16)	—	Lease Agreement dated August 19, 1997 between Cyberonics and Space Assets II, Inc.
10	.19(17)	—	Amended and Restated 1997 Stock Plan.
10	.20(18)	—	First Amendment to the Amended and Restated 1997 Stock Plan dated March 21, 2001.
10	.21(19)	—	Second Amendment to the Amended and Restated 1997 Stock Plan dated November 21, 2002.
10	.22(20)	—	1998 Stock Option Plan.
10	.23*	—	First Amendment to the 1998 Stock Option Plan dated March 21, 2001.
10	.24(21)	—	Employment Agreement effective as of June 1, 2003 between Cyberonics and Robert P. Cummins.
10	.25(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Pamela B. Westbrook.
10	.26(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Shawn P. Lunney.
10	.27(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Alan D. Totah.

Exhibit
Number			Description

10	.28(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Michael A. Cheney.
10	.29(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and Richard L. Rudolph.
10	.30(21)	—	Employment Agreement effective as of June 2, 2003 between Cyberonics and William Steven Jennings.
10	.31(22)	—	Employment Agreement effective as of July 14, 2003 between Cyberonics and George E. Parker.
10	.32(22)	—	Employment Agreement effective as of September 17, 2003 between Cyberonics and David S. Wise.
10	.33(23)	—	Employment Agreement effective as of October 27, 2003 between Cyberonics and Randal L. Simpson.
10	.34(21)	—	Severance Agreement effective as of June 1, 2003 between Cyberonics and William Steven Jennings.
10	.35(24)	—	Severance Agreement effective as of May 1, 2001 between Cyberonics and Shawn P. Lunney.
10	.36(24)	—	Severance Agreement effective as of May 1, 2001 between Cyberonics and Alan D. Totah.
10	.37(24)	—	Severance Agreement effective as of May 1, 2001 between Cyberonics and Pamela B. Westbrook.
10	.38(25)	—	Severance Agreement effective as of January 1, 2002 between Cyberonics and Michael A. Cheney.
10	.39(25)	—	Severance Agreement effective as of January 1, 2002 between Cyberonics and Richard L. Rudolph, M.D.
10	.40*	—	Severance Agreement effective as of July 14, 2003 between Cyberonics and George E. Parker.
10	.41*	—	Severance Agreement effective as of October 27, 2003 between Cyberonics and Randal L. Simpson.
10	.42*	—	Severance Agreement effective as of September 17, 2003 between Cyberonics and David S. Wise.
10	.43(7)	—	1988 Incentive Stock Plan.
10	.44(13)	—	First Amendment to the 1988 Incentive Stock Plan dated October 2, 2000.
10	.45*	—	Second Amendment to the 1988 Incentive Stock Plan dated March 21, 2001.
10	.46(26)	—	New Employee Equity Inducement Plan.
21	.1(10)	—	List of Subsidiaries of Cyberonics.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24.1		—	Powers of Attorney (included on the Signature Page to this Annual Report Form 10-K).
31	.1*	—	Certification of the Chief Executive Officer of Cyberonics pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of the Chief Financial Officer of Cyberonics pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-3 (Reg. No. 333-56022) filed on February 21, 2001.

(2)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on September 12, 2000.

(3)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on March 30, 2001.

(4)	Incorporated by reference to Cyberonics’ Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001, respectively.

(5)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on December 12, 2003.

(6)	Incorporated by reference to Cyberonics’ Report on Form 8-K filed on January 13, 2004.

(7)	Incorporated by reference to the Cyberonics’ Registration Statement on Form S-1 (Reg. No. 33-45118) declared effective February 10, 1993.

(8)	Incorporated by reference to the Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-66689) filed on November 3, 1998.

(9)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-74948) filed on December 12, 2001.

(10)	Incorporated by reference to Cyberonics’ Annual Report on Form 10-K for the fiscal period ended June 30, 1997.

(11)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-77361) filed on April 29, 1999.

(13)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-81158) filed on January 22, 2002.

(15)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-97095) filed on July 25, 2002.

(16)	Incorporated by reference to the Cyberonics’ Annual Report on Form 10-K/ A for the fiscal period ended June 30, 1997.

(17)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-56694) filed on March 8, 2001.

(18)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended July 26, 2002.

(19)	Incorporated by reference to Annex B of Cyberonics’ Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002.

(20)	Incorporated by reference to the Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-66691) filed on November 3, 1998.

(21)	Incorporated by reference to Cyberonics’ Annual Report on Form 10-K for the fiscal period ended April 25, 2003.

(22)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended October 24, 2003.

(23)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended January 23, 2004.

(24)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended July 27, 2001.

(25)	Incorporated by reference to Cyberonics’ Quarterly Report on Form 10-Q for the quarter ended January 25, 2002.

(26)	Incorporated by reference to Cyberonics’ Registration Statement on Form S-8 (Reg. No. 333-108281) filed on August 27, 2003.