Form 10-Q
period 2004-07-30
CYBERONICS INC
filed 2004-09-07
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

CYBERONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0236465 (I.R.S. Employer Identification No.)

100 Cyberonics Boulevard Houston, Texas (Address of principal executive offices)	77058 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock — $0.01 par value	OUTSTANDING AT AUGUST 27, 2004 23,842,808

CYBERONICS, INC.

INDEX

		PAGE NO.
	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:
	Consolidated Balance Sheets July 30, 2004 (Unaudited) and April 30, 2004	3
	Consolidated Statements of Operations (Unaudited) Thirteen weeks ended July 30, 2004 and July 25, 2003	4
	Consolidated Statements of Cash Flows (Unaudited) Thirteen weeks ended July 30, 2004 and July 25, 2003	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4	Controls and Procedures	19

	PART II. OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	20
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO & CFO pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 30, 2004	April 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,233,437	$58,363,731
Accounts receivable, net	15,769,213	16,951,176
Inventories	7,655,691	7,793,856
Other current assets	2,293,172	2,663,299

Total Current Assets	87,951,513	85,772,062
Property and equipment, net	7,850,074	8,348,595
Other assets	138,084	175,867

Total Assets	$95,939,671	$94,296,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$9,777,258	$10,031,000
Current portion of capital lease obligations	106,660	141,066
Accounts payable	4,655,106	4,439,407
Accrued liabilities	9,958,235	10,704,572

Total Liabilities	24,497,259	25,316,045

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 23,839,573 and 23,457,397 shares issued and outstanding July 30, 2004 and April 30, 2004, respectively	238,396	234,574
Additional paid-in capital	193,094,906	187,995,580
Deferred compensation	(543,742)	(797,219)
Accumulated other comprehensive loss	(632,708)	(646,748)
Accumulated deficit	(120,714,440)	(117,805,708)

Total Stockholders’ Equity	71,442,412	68,980,479

	$95,939,671	$94,296,524

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Thirteen Weeks Ended
	July 30, 2004	July 25, 2003
Net sales	$25,149,322	$26,682,274
Cost of sales	4,783,132	3,993,953

Gross Profit	20,366,190	22,688,321
Operating Expenses:
Selling, general and administrative	18,637,780	16,284,271
Research and development	4,726,337	3,776,490

Total Operating Expenses	23,364,117	20,060,761

Earnings (Loss) From Operations	(2,997,927)	2,627,560

Interest income	152,592	89,759
Interest expense	(125,134)	(143,073)
Other income, net	66,279	112,574

Earnings (loss) before income taxes	(2,904,190)	2,686,820
Income tax expense	4,542	124,830

Net Earnings (Loss)	$(2,908,732)	$2,561,990

Basic earnings (loss) per share	$(0.12)	$0.11
Diluted earnings (loss) per share	$(0.12)	$0.10

Shares used in computing basic earnings (loss) per share	23,649,269	22,435,149
Shares used in computing diluted earnings (loss) per share	23,649,269	25,132,077

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Thirteen Weeks Ended
	July 30, 2004	July 25, 2003
Cash Flow From Operating Activities:
Net earnings (loss)	$(2,908,732)	$2,561,990
Non-cash items included in net earnings (loss):
Depreciation	872,911	1,087,518
Gain on disposal of assets	(248)	(12,289)
Unrealized gain in foreign currency transactions	(8,098)	(73,451)
Amortization of deferred compensation	253,477	158,464
Changes in operating assets and liabilities:
Accounts receivable, net	1,213,605	(1,188,462)
Inventories	143,621	(116,731)
Other current assets	368,971	(43,092)
Other assets, net	230,992	33,188
Accounts payable and accrued liabilities	(759,357)	(4,010,921)

Net cash used in operating activities	(592,858)	(1,603,786)

Cash Flow From Investing Activities:
Purchases of property and equipment	(373,337)	(461,000)

Net cash used in investing activities	(373,337)	(461,000)

Cash Flow From Financing Activities:
Increase (decrease) Line of Credit	(253,742)	2,230,000
Payments on capital lease obligations	(34,406)	(32,227)
Proceeds from issuance of Common Stock	5,103,148	1,469,413

Net cash provided by financing activities	4,815,000	3,667,186

Effect of exchange rate changes on cash and cash equivalents	20,901	(49,735)

Net increase in cash and cash equivalents	3,869,706	1,552,665
Cash and cash equivalents at beginning of period	58,363,731	43,576,305

Cash and cash equivalents at end of period	$62,233,437	$45,128,970

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$108,527	$112,637
Cash paid for income taxes	$14,075	$153,153

Supplemental Disclosure of Non-cash Activity:
Issuance of Restricted Stock to selected employees of Cyberonics	$—	$(262,265)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 30, 2004

Note 1 — Basis of Presentation:

     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (Cyberonics) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 29, 2005. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 30, 2004.

Note 2 — Stock Incentive and Purchase Plan:

     Stock Incentive and Purchase Plans. As of July 30, 2004, Cyberonics has reserved an aggregate of 13,850,000 shares of Common Stock, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan and New Employee Equity Inducement Plan (collectively, the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirteen weeks ended July 30, 2004, Cyberonics has granted approximately 481,000 options at a weighted average, issued at fair market value, exercise price of approximately $20.83 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.0 million shares at a weighted average exercise price of $16.57 per share were outstanding as of July 30, 2004.

     The following table illustrates the effect on net income and earnings per share if Cyberonics had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to stock-based employee compensation.

	For The Thirteen Weeks Ended
	July 30, 2004	July 25, 2003
	(Unaudited)	(Unaudited)
Net earnings (loss) as reported	$(2,908,732)	$2,561,990
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects, if applicable	253,477	158,464
Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects, if applicable	(4,994,115)	(4,684,542)

Pro forma net loss	$(7,649,370)	$(1,964,088)

Earnings (loss) per share:
Basic — as reported	$(0.12)	$0.11
Basic — pro forma	$(0.32)	$(0.09)
Diluted — as reported	$(0.12)	$0.10
Diluted — pro forma	$(0.32)	$(0.09)

Note 3 — Inventories:

     Inventories consist of the following:

	July 30, 2004	April 30, 2004
	(Unaudited)
Raw materials and components	$4,255,490	$3,723,791
Finished goods	2,254,843	2,598,779
Work-in-process	1,145,358	1,471,286

	$7,655,691	$7,793,856

Note 4 — Line Of Credit:

     We have a revolving credit facility of $25,000,000 with a three-year term ending in September 2004. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount we can borrow under the facility is limited to 80% of eligible accounts receivable. As of July 30, 2004, the eligible balance of accounts receivable was $13,736,000, borrowings outstanding under the credit facility were $9,777,000 and the available borrowing capacity was approximately $1,161,000. Interest is payable in the amount of the designated bank rate of 4.25% plus 1.5% for a total of 5.75% on the greater of $3,000,000 or the average of the net balance owed by Cyberonics at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and Cyberonics’ cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

Note 5 — Accrued Liabilities:

     Accrued liabilities are as follows:

	July 30, 2004	April 30, 2004
	(Unaudited)
Payroll and other compensation.	$5,283,048	$5,480,401
Clinical cost	1,051,573	1,105,095
Royalties	843,946	1,034,722
Professional services	772,205	617,298
Tax accruals	546,806	499,275
Other	1,460,657	1,967,781

	$9,958,235	$10,704,572

Note 6 — Warranties:

     Product Warranty. Cyberonics offers warranties on its leads and generators for one to two years from the date of implant. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in Cyberonics’ liability for product warranties during the thirteen weeks ended July 30, 2004 and July 25, 2003 are as follows:

	For The Thirteen Weeks Ended
	July 30, 2004	July 25, 2003
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$(50,935)	$(160,581)
Warranty expense recognized	(18,857)	94,345
Warranty settled	8,876	6,788

Balance at the end of the period	$(60,916)	$(59,448)

Note 7 — Stockholders’ Equity:

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan, and Cyberonics recorded approximately $2.4 million in deferred compensation expense relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $118,000 of compensation expense has been recognized for the vested portion of this option grant during the thirteen weeks ended July 30, 2004 and July 25, 2003, respectively.

     In June 2003, the Board of Directors granted 13,844 shares of restricted stock at $18.94 per share to certain officers of Cyberonics that vest in one year and recorded approximately $262,000 in deferred compensation. In October 2003, the Board of Directors granted 12,000 and 5,000 shares of restricted stock at $26.49 and $26.62 per share, respectively, to certain employees of Cyberonics that vest in one year and recorded approximately $451,000 in deferred compensation expense. Approximately $135,000 and $40,000 of compensation expense have been recognized during the thirteen weeks ended July 30, 2004 and July 25, 2003, respectively.

Note 8 — Comprehensive Income (Loss):

     Cyberonics follows Financial Accounting Standard Board (FASB) Statement No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive income (loss) for the thirteen weeks ended July 30, 2004 and July 25, 2003 was ($2,894,692) and $2,512,386, respectively.

Note 9 — Earnings Per Share:

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

     The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	For The Thirteen Weeks Ended
	July 30, 2004	July 25, 2003
	(Unaudited)	(Unaudited)
Numerator:
Net earnings (loss)	$(2,908,732)	$2,561,990

Denominator:
Basic weighted average shares outstanding	23,649,269	22,435,149
Effect of dilutive securities	—	2,696,928

Diluted weighted average shares outstanding	23,649,269	25,132,077

Basic earnings (loss) per share	$(0.12)	$0.11
Diluted earnings (loss) per share	$(0.12)	$0.10

     Excluded from the computation of diluted EPS for the thirteen weeks ended July 30, 2004 were outstanding options to purchase approximately 7.0 million common shares, because to include them would have been anti-dilutive. Excluded from the computation of diluted EPS for the thirteen weeks ended July 25, 2003 were outstanding options to purchase approximately 365,000 common shares, because to include them would have been anti-dilutive, meaning the exercise price exceeded their fair market value.

Note 10 — New Accounting Pronouncements:

     In December 2003, FASB issued Interpretation (FIN) No. 46 (revised), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities which meet certain specific characteristics. The effective date of this interpretation depending on the specific entities’ conditions, varies between periods ending after December 15, 2003 and 2005. The adoption of FIN No. 46 (revised) will not have a material impact on our consolidated operating results or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on Cyberonics’ consolidated operating results or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” and “forecast,” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the section entitled “Factors Affecting Future Operating Results,” included herein. Readers are also encouraged to refer to our Annual Report on Form 10-K for the period ended April 30, 2004 for a further discussion of our business and its risks and opportunities.

Overview

     We are a neuromodulation company founded to design, develop and bring to market medical devices which provide a unique therapy, VNS, for the treatment of epilepsy and other debilitating neurological and psychiatric diseases and other disorders. VNS Therapy is currently approved for use as an adjunctive therapy in reducing the frequency of seizures in patients with partial onset seizures that are refractory or resistant to antiepileptic drugs. Product sales are primarily from sales in the epilepsy market.

     On June 15, 2004, the Panel of FDA’s Medical Devices Advisory Committee recommended approval with conditions of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients over the age of 18 who are experiencing a major depressive episode that has not had an adequate response to four or more adequate antidepressant treatments. On August 11, 2004, FDA’s Division of General and Restorative Neurological Devices determined that our Pre-market Application Supplement (PMA-S), absent additional information, was not-approvable, citing reasons including reported events of worsening depression, potential biases stemming from a non-randomized control and an inability to distinguish one-year VNS effects from potential placebo and concomitant treatment effects. We do not agree with the decision and intend to explore all regulatory and legal options to obtain FDA approval of our VNS Therapy System for treatment-resistant depression.

     Since 1998, we have been conducting clinical studies of the VNS Therapy System for the adjunctive treatment of depression in patients with major depressive episodes that have not responded to standard treatments. The depression study program includes acute and long-term clinical studies, acute and long-term mechanism of action research and clinical and economic outcome studies in patients with treatment-resistant depression receiving standard medical treatment that does not include VNS. We have also been conducting small pilot studies for the treatment of Alzheimer’s Disease, anxiety and chronic migraine headache. These studies are being conducted to determine the safety and effectiveness of VNS Therapy and are a principal component of our clinical research activities.

     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with the sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through July 30, 2004, we incurred a cumulative net deficit of approximately $120.7 million. Over the next year, we anticipate potential increases in operating expenses as we continue to focus on strengthening our epilepsy business and developing and implementing a revised regulatory plan to obtain approval for VNS Therapy for treatment-resistant depression. We also expect continued investments in post-approval and pre-approval clinical studies in epilepsy, depression and other new indications. Excluding epilepsy studies, clinical studies are for investigational therapies subject to FDA approval.

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

     Stock Options. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in Note 2, “Stock Incentive and Purchase Plan.” Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee option grants for options granted under those plans having an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Results of Operations

     Net Sales

     During the quarter ended July 30, 2004, U.S. net sales decreased by 10% as compared to the quarter ended July 25, 2003. Unit sales volume declined by 16% due to reductions in end-of-service generator replacement sales and new patient unit sales and were partially offset by an increase of 7% in average system prices resulting from price increases and changes in product mix. Our goal is to maintain epilepsy sales levels, despite anticipated declines in end-of-service generator sales. We do not anticipate increases in U.S. epilepsy revenues for the remainder of fiscal 2005.

     International sales for the quarter ended July 30, 2004 increased by 53% over the same quarter last year, driven primarily by increases in unit volumes driven by new patient demand. Average system prices also increased by 5% largely due to favorable currency impact and changes in country and product mix.

     As a result of FDA’s determination that our PMA-S was not-approvable, absent additional information, we are exploring all regulatory and legal options to obtain FDA approval of our VNS Therapy System for treatment-resistant depression. Since we cannot predict if or when FDA will approve VNS Therapy for depression, we currently do not anticipate any U.S. sales in depression during fiscal 2005.

     Gross Profit

     Gross profit margin for the quarter was 81.0%, representing a decline of 403 basis points over the same quarter last year. The decline in gross profit was primarily due to a scale-up production exercise we completed during the quarter for the purpose of evaluating the scalability of our personnel, equipment and processes in manufacturing. That process, which highlighted several opportunities for improvements, also resulted in reduced production levels and caused an adverse impact on overhead absorption and product cost. Gross margin was also negatively impacted by reduced sales volumes as compared to last year and changes in sales mix between U.S. and international sales.

     Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties, and the acquisition cost of raw materials and components. We are obligated to pay royalties at rates of about 3% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates, and the levels of production volume.

     Operating Expenses

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. As compared to prior year, SG&A expenses increased by 14% during the first quarter of fiscal 2005 as we incurred additional expenses associated with market shaping and recruiting initiatives supporting depression development activities and expanded corporate administrative functions associated with increasing compliance requirements and costs of doing business for publicly traded companies.

     Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by 25% during the quarter due to expanded development, regulatory and clinical activities supporting epilepsy, depression and new indications programs.

     As a result of FDA’s not-approvable determination regarding our PMA-S for treatment-resistant depression, we do not anticipate that the levels of marketing and recruiting expenses incurred during the first quarter will continue for the remainder of fiscal 2005. However, cancellation penalties and similar costs for certain programs may be incurred in the remainder of fiscal 2005. Additionally, there may be future incremental costs associated with clinical, regulatory or legal programs to support the continuing development of our PMA-S for treatment-resistant depression.

     Interest Income and Expense

     Interest income for the quarter increased by 70% over prior year as a result of higher invested cash balances and slightly higher interest rates. Interest expense for the quarter decreased by 13% over the same quarter last year due to the expanded use of our credit facility of $25 million which bears interest at the designated bank rate plus 1.5% on the greater of $3 million or the average of the net balance owed by us at the close of each day during the period and includes interest expense on capital leases for manufacturing equipment.

     Other Income, Net

     Other income, net, primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

     Income Taxes

     We estimate that our effective tax rate for the thirteen weeks ended July 30, 2004 to be approximately 0.2%, due primarily to the effects of net operating loss carry-forwards. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. Due to our operating loss history, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry forwards, resulting in no regular federal income tax expense or benefit for financial reporting purposes. Current federal income tax regulations with respect to change in ownership could limit the utilization of the operating loss carry-forward.

Liquidity and Capital Resources

     Key performance indicators used by management to assess our liquidity are as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	July 30, 2004	July 25, 2003
Cash and Cash Equivalents at Quarter End.	$62,233,437	$45,128,970
Line of Credit at Quarter End	9,777,258	10,600,000
Net Cash Used in Operating Activities	(592,858)	(1,603,786)
Net Cash Provided by Financing Activities	4,815,000	3,667,186

     During the quarter ended July 30, 2004, cash on hand increased by $3,870,000 to $62,233,000. Net cash used by operating activities was $593,000, compared to $1,604,000 in the same quarter last year. The decrease in cash used in operating activities was primarily the result of significant reductions in accounts receivable and inventories in the current quarter as compared to the same quarter last year. Cash generated from our stock option and employee stock purchase plans continues to provide a major source of funds. We received approximately $5,100,000 in connection with the issuance of shares pursuant to these plans during the first quarter of fiscal 2005 and reduced the revolving credit facility by $254,000.

     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $1.1 million as of July 30, 2004. Although we have no firm commitments, we expect to make capital expenditures of approximately $6.4 million during fiscal year 2005, primarily to expand manufacturing capabilities and to enhance business infrastructure and facilities. Our current projections indicate that we have sufficient cash and cash equivalents, net of the line of credit and cash flow resources to fund anticipated business activities through fiscal year 2006.

     The chart below reflects our current obligations under our material contractual obligations.

		Capital			Total
	Line of	Lease	Operating		Contractual
	Credit	Obligations	Leases	Other	Obligations
Contractual obligations:
Less Than One Year	$9,777,258	$109,597	$2,566,039	$307,000	$12,759,894
1-3 Years	—	—	5,141,901	—	5,141,901
3-5 Years	—	—	5,099,834	—	5,099,834
Over 5 Years	—	—	1,172,827	—	1,172,827

Total Contractual Obligations	$9,777,258	$109,597	$13,980,601	$307,000	$24,174,456

     “Capital Leases” are for manufacturing equipment used in the production of our VNS Therapy System. “Operating Leases” are primarily obligations applicable to the lease of facilities and office equipment. “Other” represents commitments made for future events which are reflected on our balance sheet.

     We believe our current cash, cash equivalents and cash generated from operations will be sufficient to fund our current levels of operating needs and capital expenditures for the foreseeable future. Our liquidity could, however, be adversely affected by the “Factors Affecting Future Operating Results” discussed below.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     See Note 9 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     In addition to the factors described above in this section, the following additional factors could affect our future results and, as a result, our common stock price.

     Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the period from July 26, 2003 to July 30, 2004 our stock has traded from a high of $40.07 to a low of $16.78 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

•	quarterly variations in our sales and operating results;

•	regulatory activities and announcements, including FDA announcements;

•	results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, Alzheimer’s Disease, anxiety, migraine headaches and other disorders;

•	announcements of significant contracts, acquisitions, or capital commitments;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of medical device companies;

•	additions or departures of key personnel;

•	sales or purchases of common stock by Cyberonics, its officers and members of its Board of Directors;

•	changes in the general conditions of the economy; and

•	changes in ownership of large shareholders.

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

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product or approved indication for the VNS Therapy in the U.S. in fiscal 2005, if at all. We cannot assure you that epilepsy sales will increase. We do not have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression in the U.S. In August 2004, FDA determined that our PMA-S for treatment-resistant depression was not-approvable, absent additional information. We cannot assure you that any approval for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if U.S. approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease and other indications. Our inability to successfully commercialize the VNS Therapy System for depression and other indications will severely harm our future growth.

     We may not obtain FDA approval to use our VNS Therapy System as an adjunctive therapy for depression. Although the Panel of FDA’s Medical Devices Advisory Committee recently voted to recommend approval of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression, on August 11, 2004, FDA chose to ignore the Panel’s recommendation and determined that our PMA-S was not-approvable, absent additional information. We do not agree with FDA‘s decision and intend to explore all regulatory and legal options available to obtain approval of VNS Therapy System for treatment-resistant depression. However, we cannot assure you that we will ultimately receive FDA approval for the use of our product to treat depression. Even if we receive final approval, the approval may contain additional conditions which we have not anticipated. If we do not receive such approval, or we receive approval with additional conditions, we may not be able to capture additional revenues for our device through the treatment of depression.

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

     In addition to regulatory obstacles, we may need significant additional capital in the event FDA approval is received. These capital requirements may be substantial and will depend on many factors, including market acceptance of our product. A large portion of our expenses is currently fixed, including expenses related to our facilities, equipment and personnel, and we expect to spend significant amounts to market our product for the treatment of depression. As a result, we expect that our operating expenses will continue to increase in the event of final FDA approval and, consequently, we will need to generate significant additional revenues to maintain profitability. Even if we do sustain profitability, we may not be able to increase profitability on a quarterly or annual basis. Furthermore, if additional capital is required, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.

     We may not be successful in our efforts to develop VNS Therapy for the treatment of Alzheimer’s Disease, anxiety, chronic migraine headache or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for depression, Alzheimer’s Disease, anxiety, chronic migraine headache and other neurological disorders. We cannot assure you that our test results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our test results are not as we anticipate or if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

     We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System for the treatment of epilepsy will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. While we are planning to invest in epilepsy Phase IV clinical studies which may be expected to increase clinical experience with VNS Therapy, we cannot assure you that these studies will result in a significant change in physicians’ opinions or usage of our product. We cannot assure you that epilepsy sales will increase. We cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.

     We may not be successful in our marketing and sales efforts, which could severely harm our business. We endeavor to appropriately structure and staff our sales organization to maximize resources and to respond to changes in the territory markets. While we believe the structure of our sales organization should ultimately improve productivity and performance going forward, we cannot assure you that those outcomes will be achieved. Recent changes made in our sales organization could delay improvements in productivity and efficiency longer than expected. The time necessary for personnel to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve annual or quarterly revenue targets could substantially harm our consolidated results of operations and financial condition.

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

     If we fail to manage our growth effectively, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the VNS Therapy System in the U.S., we may need to expand significantly the scope of our operations. An expansion of our operations may place a significant strain on our resources and operations. Our ability to manage such growth effectively will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend upon the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business will suffer.

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

     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with the U.S. dollar over the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net income for the quarter ended July 30, 2004 would have been favorable by approximately $29,000 or 1%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net income for the quarter ended July 30, 2004 would have been unfavorable by approximately $24,000 or 0.8%.

ITEM 4. CONTROLS AND PROCEDURES

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

Date: September 7, 2004

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