Form 10-Q
period 2004-10-29
CYBERONICS INC
filed 2004-12-02
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock - $0.01 par value	OUTSTANDING AT NOVEMBER 26, 2004 23,891,631

CYBERONICS, INC.

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 29, 2004	April 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,458,773	$58,363,731
Accounts receivable, net	16,111,455	16,951,176
Inventories	7,367,563	7,793,856
Other current assets	1,870,882	2,663,299

Total Current Assets	79,808,673	85,772,062
Property and equipment, net	8,117,685	8,348,595
Other assets	135,766	175,867

Total Assets	$88,062,124	$94,296,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,000,824	$10,031,000
Current portion of capital lease obligations	71,686	141,066
Accounts payable	3,723,382	4,439,407
Accrued liabilities	11,213,498	10,704,572

Total Liabilities	18,009,390	25,316,045
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 23,871,448 and 23,457,397 shares issued and outstanding October 29, 2004 and April 30, 2004, respectively	238,715	234,574
Additional paid-in capital	193,412,166	187,995,580
Deferred compensation	(315,000)	(797,219)
Accumulated other comprehensive loss	(542,459)	(646,748)
Accumulated deficit	(122,740,688)	(117,805,708)

Total Stockholders’ Equity	70,052,734	68,980,479

Total Liabilities and Stockholders’ Equity	$88,062,124	$94,296,524

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Net sales	$25,420,794	$29,296,746	$50,570,116	$55,979,020
Cost of sales	3,721,452	4,357,489	8,504,584	8,351,442

Gross Profit	21,699,342	24,939,257	42,065,532	47,627,578
Operating Expenses:
Selling, general and administrative	19,117,311	16,451,392	37,755,091	32,735,663
Research and development	4,678,369	4,613,688	9,404,706	8,390,178

Total Operating Expenses	23,795,680	21,065,080	47,159,797	41,125,841

Earnings (Loss) From Operations	(2,096,338)	3,874,177	(5,094,265)	6,501,737
Interest income	221,313	107,563	373,905	197,322
Interest expense	(111,186)	(134,009)	(236,320)	(277,082)
Other income (expense), net	(35,268)	178,293	31,011	290,867

Earnings (loss) before income taxes	(2,021,479)	4,026,024	(4,925,669)	6,712,844
Income tax expense	4,769	178,021	9,311	302,851

Net Earnings (Loss)	(2,026,248)	3,848,003	(4,934,980)	6,409,993

Basic earnings (loss) per share	$(0.08)	$0.17	$(0.21)	$0.28
Diluted earnings (loss) per share	$(0.08)	$0.15	$(0.21)	$0.25

Shares used in computing basic earnings (loss) per share	23,856,708	22,802,669	23,771,321	22,611,987
Shares used in computing diluted earnings (loss) per share	23,856,708	26,362,832	23,771,321	25,551,220

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
	October 29, 2004	October 24, 2003
Cash Flow From Operating Activities:
Net earnings (loss)	$(4,934,980)	$6,409,993
Non-cash items included in net earnings (loss):
Depreciation	1,688,320	2,135,340
Gain on disposal of assets	(12,390)	(5,327)
Unrealized gain in foreign currency transactions	(78,427)	(222,933)
Amortization of deferred compensation	475,597	342,140
Changes in operating assets and liabilities:
Accounts receivable, net	1,018,530	(2,860,558)
Inventories	437,650	51,476
Other current assets	807,961	168,402
Other assets, net	44,472	48,901
Accounts payable and accrued liabilities	(359,736)	(1,776,385)

Net cash provided by (used in) operating activities	(913,003)	4,291,049

Cash Flow From Investing Activities:
Purchases of property and equipment	(1,433,476)	(1,054,689)

Net cash used in investing activities	(1,433,476)	(1,054,689)
Cash Flow From Financing Activities:
Increase (decrease) in borrowing against line of credit	(7,030,176)	2,530,000
Payments on capital lease obligations	(69,380)	(64,987)
Proceeds from issuance of common stock	5,427,349	6,033,480

Net cash provided by (used in) financing activities	(1,672,207)	8,498,493
Effect of exchange rate changes on cash and cash equivalents	113,728	(458)

Net increase (decrease) in cash and cash equivalents	(3,904,958)	11,734,395
Cash and cash equivalents at beginning of period	58,363,731	43,576,305

Cash and cash equivalents at end of period	$54,458,773	$55,310,700

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$215,029	$226,910
Cash paid for income taxes	$28,386	$309,071
Supplemental Disclosure of Non-cash Activity:
Cancellation (Issuance) of Restricted Stock to selected employees	$6,622	$(262,205)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 29, 2004

Note 1 – Basis of Presentation:

     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (Cyberonics) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S.) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended October 29, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 29, 2005. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 30, 2004.

Note 2 – Stock Incentive and Purchase Plan:

     Stock Incentive and Purchase Plans. As of October 29, 2004, Cyberonics has reserved an aggregate of 13,850,000 shares of Common Stock, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan and New Employee Equity Inducement Plan (collectively, the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the twenty-six weeks ended October 29, 2004, Cyberonics has granted approximately 1,067,400 options issued at fair market value at a weighted average, exercise price of approximately $17.60 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.5 million shares at a weighted average exercise price of $16.47 per share were outstanding as of October 29, 2004.

     The following table illustrates the effect on net income and earnings per share if Cyberonics had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to stock-based employee compensation.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net earnings (loss) as reported	$(2,026,248)	$3,848,003	$(4,934,980)	$6,409,993
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects, if applicable	222,119	183,676	475,597	342,140
Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects, if applicable	(5,424,390)	(4,790,292)	(10,418,504)	(9,474,834)

Pro forma net loss	$(7,228,519)	$(758,613)	$(14,877,887)	$(2,722,701)

Earnings (loss) per share:
Basic – as reported	$(0.08)	$0.17	$(0.21)	$0.28
Basic – pro forma	$(0.30)	$(0.03)	$(0.63)	$(0.12)
Diluted – as reported	$(0.08)	$0.15	$(0.21)	$0.25
Diluted – pro forma	$(0.30)	$(0.03)	$(0.63)	$(0.12)

Note 3 – Inventories:

     Inventories consist of the following:

	October 29, 2004	April 30, 2004
	(Unaudited)
Raw materials and components	$4,148,233	$3,723,791
Finished goods	2,015,212	2,598,779
Work-in-process	1,204,118	1,471,286

	$7,367,563	$7,793,856

Note 4 – Line Of Credit:

     We renewed our revolving credit facility with the existing lender in August 2004 in the amount of $20,000,000 with a renewable one-year term ending in September 2005. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount we can borrow under the facility is limited to 80% of eligible accounts receivable. As of October 29, 2004, the eligible balance of our accounts receivable was $12,968,000, borrowings outstanding under the credit facility were $3,001,000 and the available borrowing capacity was approximately $7,373,000. Interest is payable in the amount of the designated bank rate of 3.25% plus 1.5% for a total of 4.75% on the greater of $3,000,000 or the average of the net balance owed by Cyberonics at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and Cyberonics’ cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

Note 5 – Accrued Liabilities:

     Accrued liabilities are as follows:

	October 29, 2004	April 30, 2004
	(Unaudited)
Payroll and other compensation	$6,077,706	$5,480,401
Clinical cost	1,123,882	1,105,095
Royalties	745,308	1,034,722
Professional services	743,624	617,298
Tax accruals	649,996	499,275
Other	1,872,982	1,967,781

	$11,213,498	$10,704,572

Note 6 – Warranties:

     Product Warranty. Cyberonics offers warranties on its leads and generators for one to two years from the date of implant. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in Cyberonics’ liability for product warranties during the thirteen and twenty-six weeks ended October 29, 2004 and October 24, 2003 are as follows:

	For The Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$(60,916)	$(59,448)	$(50,935)	$(160,581)
Warranty expense recognized	5,650	(11,586)	(13,207)	82,759
Warranty settled	7,137	17,361	16,013	24,149

Balance at the end of the period	$(48,129)	$(53,673)	$(48,129)	$(53,673)

Note 7 – Stockholders’ Equity:

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and Cyberonics recorded approximately $2.4 million in deferred compensation expense relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $118,000 and $236,000 of compensation expense has been recognized for the vested portion of this option grant during the thirteen and twenty-six weeks ended October 29, 2004 and October 24, 2003, respectively.

     In June 2003, the Board of Directors granted 13,844 shares of restricted stock at $18.94 per share to certain officers of Cyberonics that vest in one year and recorded approximately $262,000 in deferred compensation. No compensation expense was recognized during the thirteen weeks ended October 29, 2004. Approximately $25,000 of compensation expense was recognized during the twenty-six weeks ended October 29, 2004. Approximately $66,000 and $106,000 of compensation expense was recognized during the thirteen and twenty-six weeks ended October 24, 2003. In October 2003, the Board of Directors granted 12,000 and 5,000 shares of restricted stock at $26.49 and $26.62 per share, respectively, to certain employees of Cyberonics that vest in one year and recorded approximately $451,000 in deferred compensation expense. Approximately $104,000 and $215,000 of compensation expense have been recognized during the thirteen and twenty-six weeks ended October 29, 2004, respectively.

Note 8 – Comprehensive Income (Loss):

     Cyberonics follows Financial Accounting Standard Board (FASB) Statement No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive income (loss) for the thirteen weeks ended October 29, 2004 and October 24, 2003 was ($1,935,998) and $3,799,570, respectively. Comprehensive income (loss) for the twenty-six weeks ended October 29, 2004 and October 24, 2003 was ($4,830,691) and $6,311,956, respectively.

Note 9 – Earnings Per Share:

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

     The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Numerator:
Net earnings (loss)	$(2,026,248)	$3,848,003	$(4,934,980)	$6,409,993

Denominator:
Basic weighted average shares outstanding	23,856,708	22,802,669	23,771,321	22,611,987
Effect of dilutive securities	––	3,560,163	––	2,939,233

Diluted weighted average shares outstanding	23,856,708	26,362,832	23,771,321	25,551,220

Basic earnings (loss) per share	$(0.08)	$0.17	$(0.21)	$0.28
Diluted earnings (loss) per share	$(0.08)	$0.15	$(0.21)	$0.25

     Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 29, 2004 were outstanding options to purchase approximately 7.5 million common shares, because to include them would have been anti-dilutive. Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 24, 2003 were outstanding options to purchase approximately 55,000 and 347,000 common shares, respectively, because to include them would have been anti-dilutive, meaning the exercise price exceeded their fair market value.

Note 10 – New Accounting Pronouncements:

     In December 2003, FASB issued Interpretation (FIN) No. 46 (revised), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities which meet certain specific characteristics. The effective date of this interpretation, depending on the specific entities’ conditions, varies between periods ending after December 15, 2003 and 2005. The adoption of FIN No. 46 (revised) will not have a material impact on our consolidated operating results or financial condition.

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

Overview

     We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, Vagus Nerve Stimulation (VNS), for the treatment of epilepsy and other debilitating neurological and psychiatric diseases and other disorders. VNS Therapy is currently approved in the United States for use as an adjunctive therapy in patients over the age of 12 years in reducing the frequency of seizures in patients with partial onset seizures that are refractory or resistant to antiepileptic drugs and without age restriction or seizure-type limitations in Canada, Europe, Australia and certain countries in Eastern Asia. Product sales are primarily from sales in the epilepsy market.

     Since 1998, we have been conducting clinical studies of the VNS Therapy System for the adjunctive treatment of depression in patients with major depressive episodes that have not responded to standard treatments. The depression study program includes acute and long-term clinical studies, acute and long-term mechanism of action research and clinical and economic outcome studies in patients with treatment-resistant depression (TRD) receiving standard medical treatment that does not include VNS. The VNS Therapy System is approved in the European Union countries and in Canada for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode. We have also been conducting small pilot studies for the treatment of Alzheimer’s Disease, anxiety and chronic migraine headache. These studies are being conducted to determine the safety and effectiveness of VNS Therapy and are a principal component of our clinical research activities.

     On June 15, 2004, the Panel of FDA’s Medical Devices Advisory Committee recommended approval with conditions of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients over the age of 18 who are experiencing a major depressive episode that has not had an adequate response to four or more adequate antidepressant treatments. On August 11, 2004, FDA’s Division of General and Restorative Neurological Devices determined that our Pre-market Application Supplement (PMA-S), absent additional information, was not-approvable, citing reasons including reported events of worsening depression, potential biases stemming from a non-randomized control and an inability to distinguish one-year VNS effects from potential placebo and concomitant treatment effects. In September 2004, Cyberonics submitted to FDA an Amendment to its Expedited Review PMA-S to address the safety and effectiveness concerns expressed in FDA’s August 11, 2004 not-approvable letter, and in an effort to obtain approval to market the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients who are experiencing a major depressive episode that has not had an adequate response to four or more antidepressant treatments. We expect to receive FDA’s decision on the approvability of our amended depression PMA-S by January 31, 2005.

     Since inception, we have incurred substantial expenses primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with the sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through October 29, 2004, we incurred a cumulative net deficit of approximately $122.7 million. Over the next year, we anticipate potential increases in operating expenses as we continue to focus on strengthening our epilepsy business and developing and implementing a revised regulatory plan to obtain approval for VNS Therapy for TRD. We also expect continued investments in post-approval and pre-approval clinical studies in epilepsy, depression and other new indications. Excluding epilepsy studies, clinical studies are for investigational therapies subject to FDA approval.

Critical Accounting Policies

     We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S.

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

     We consider the following accounting policies as the most critical because, in management’s view, they are most important to the portrayal of our consolidated financial condition and results and most demanding in terms of requiring estimates and other exercises of judgment.

     Accounts Receivable. We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or historically experienced by us would reduce earnings when it becomes known.

     Inventories. We state our inventories at the lower of cost, first-in, first-out (FIFO) method or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand should differ from expectations.

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

     Revenue Recognition. We sell our products through a combination of a direct sales force in the United States and certain European countries and through distributors elsewhere. The Company recognizes revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required of the Company or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

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

     Income Taxes. We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on more-likely-than-not criteria in determining if a valuation allowance should be provided.

Results of Operations

  Net Sales

     During the thirteen weeks ended October 29, 2004, U.S. net sales decreased by 17% as compared to the thirteen weeks ended October 24, 2003. Unit sales volume declines of 22% were partially offset by an increase of 6% in average system prices resulting from price increases and changes in product mix. During the twenty-six weeks ended October 29, 2004, U.S. net sales decreased by 13.5% as compared to the twenty-six weeks ended October 24, 2003. Unit sales volume declines of 19% were partially offset by an increase of 7% in average system prices resulting from price increases and changes in product mix. Our goal is to maintain epilepsy sales levels despite anticipated declines in end-of-service generator sales. We do not anticipate increases in U.S. epilepsy revenues for the remainder of fiscal 2005.

     International sales for the thirteen weeks ended October 29, 2004 increased by 30% over the same period last year due to an increase of 16% in unit sales volume and an increase of 13% in average system prices, largely due to favorable currency impact and changes in country and product mix. International sales for the twenty-six weeks ended October 29, 2004 increased by 39% over the same period last year due to a 28% increase in unit sales volume and an increase of 9% in average system prices largely due to favorable currency impact and changes in country and product mix.

     As a result of FDA’s determination that our PMA-S was not-approvable, absent additional information, we are exploring all regulatory and legal options to obtain FDA approval of our VNS Therapy System for TRD. Since we cannot predict if or when FDA will approve VNS Therapy for depression, we currently do not anticipate any U.S. sales in depression during fiscal 2005.

  Gross Profit

     Gross profit margin for the thirteen weeks ended October 29, 2004 was 85.4%, representing an increase of 30 basis points over the same period last year. Increases in average system prices provided an improvement of 60 basis points in gross profit margin, offset by a 30 basis point reduction in manufacturing efficiencies relating to lower production levels. Gross profit margin for the twenty-six weeks ended October 29, 2004 was 83.2% as compared to 85.1% for the same period last year. The decrease in gross profit margin is primarily due to the scale-up production exercise conducted during the first quarter to evaluate the scalability of our personnel, equipment and processes in manufacturing. That exercise highlighted several opportunities for improvements that were made during the first quarter, but also resulted in a one-time adverse impact of approximately 150 basis points on gross profit margin.

     Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. We are obligated to pay royalties at rates of about 3% of net sales in future periods. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates, and the levels of production volume.

  Operating Expenses

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. As compared to prior year, SG&A expenses increased by 16% and 15% for the thirteen and twenty-six weeks ending October 29, 2004, respectively, as we incurred additional expenses associated with market shaping and recruiting initiatives supporting depression development activities and expanded corporate administrative functions associated with increasing compliance requirements and costs of doing business for publicly traded companies.

     Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by 1.0% and 12% for the thirteen and twenty-six weeks ending October 29, 2004, respectively, due to expanded development, regulatory and clinical activities supporting epilepsy, depression and new indications programs.

     As a result of FDA’s not-approvable determination regarding our PMA-S for TRD and our ongoing efforts to work with the Center for Devices and Radiological Health to obtain FDA approval of our depression PMA-S, including the PMA-S Amendment and the approval of the Treatment IDE, a multi-center, open-label, longitudinal trial to make VNS Therapy available to patients with life-threatening TRD, the amount of our operating expenses may vary significantly on a quarterly basis. Furthermore, FDA’s final decision regarding the approvability of our depression PMA-S will significantly affect our future plans and our future sales, marketing, clinical and operational programs and expenses.

  Interest Income and Expense

     Interest income for the thirteen and twenty-six weeks ended October 29, 2004 increased by 106% and 89%, respectively, over the same periods last year as a result of higher invested cash balances and slightly higher interest rates. Interest expense for the thirteen and twenty-six weeks ended October 29, 2004 decreased by 17% and 15%, respectively, over the same periods last year due to the reduced borrowings and lower interest rates against our $20 million credit facility and reductions in interest expense on capital leases for manufacturing equipment.

  Other Income, Net

     Other income, net, primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

  Income Taxes

     We estimate that our effective tax rate for the twenty-six weeks ended October 29, 2004 to be approximately 0.4%, due primarily to the effects of net operating loss carry-forwards. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, Cyberonics experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Cyberonics’ ability to utilize certain net operating losses to offset future Company taxable income in any particular year may be limited pursuant to Section 382 of the IRC. Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Liquidity and Capital Resources

     Key performance indicators used by management to assess our liquidity are as follows:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	October 29, 2004	October 24, 2003
Cash and Cash Equivalents at Quarter End	$54,458,773	$55,310,700
Line of Credit at Quarter End	3,000,824	10,900,000
Net Cash Provided by (Used in) Operating Activities	(913,003)	4,291,049
Net Cash Provided by (Used in) Financing Activities	(1,672,207)	8,498,493

     During the twenty-six weeks ended October 29, 2004, cash on hand decreased by $3,905,000 to $54,459,000. Net cash used by operating activities was $913,000 compared to cash provided of $4,291,000 during the same period last year. The change in cash provided by operating activities to a use of cash in operating activities was primarily the result of operating losses and reduction of accounts payable and accrued liabilities during the period, partially offset by decreases in inventories, accounts receivable and other current assets in the current year as compared to the same period last year. Cash generated from our stock option and employee stock purchase plans continues to provide a major source of funds. We received approximately $5,400,000 in connection with the issuance of shares pursuant to these plans during the first twenty-six weeks of fiscal 2005. We also reduced borrowings against the revolving credit facility by $7,030,000.

     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $1.1 million as of October 29, 2004. Although we have no firm commitments, we expect to make capital expenditures of approximately $6.4 million during fiscal year 2005, primarily to expand manufacturing capabilities and to enhance business infrastructure and facilities. Our current projections indicate that we have sufficient cash and cash equivalents, net of the line of credit and cash flow resources to fund anticipated business activities through fiscal year 2006.

     The chart below reflects our current obligations under our material contractual obligations.

		Capital			Total
		Lease	Operating		Contractual
	Line of Credit	Obligations	Leases	Other	Obligations
Contractual obligations:
Less Than One Year	$3,000,824	$73,064	$2,591,465	$116,300	$5,781,653
1-3 Years	—	—	5,126,471	––	5,126,471
3-5 Years	—	—	5,131,074	—	5,131,074
Over 5 Years	—	—	484,662	—	484,662

Total Contractual Obligations	$3,000,824	$73,064	$13,333,672	$116,300	$16,523,860

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

     Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the period from October 24, 2003 to October 29, 2004 our stock has traded from a high of $40.07 to a low of $12.78 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

•	quarterly variations in our sales and operating results;

•	regulatory activities and announcements, including FDA announcements;

•	results of studies regarding the efficacy of our VNS Therapy treatment for other indications including depression, Alzheimer’s Disease, anxiety, migraine headaches and other disorders;

•	announcements of significant contracts, acquisitions or capital commitments;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of medical device companies;

•	additions or departures of key personnel;

•	sales or purchases of common stock by Cyberonics, its officers and members of its Board of Directors;

•	changes in the general conditions of the economy; and

•	changes in ownership of large shareholders.

     In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect the market price of our common stock.

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

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has been approved by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product and possibly no other approved indication for the VNS Therapy System in the U.S. in fiscal 2005, if at all. We cannot assure you that epilepsy sales will increase. We do not have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression in the U.S. In August 2004, FDA determined that our PMA-S for treatment-resistant depression was not-approvable, absent additional information. We cannot assure you that any approval for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if U.S. approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease and other indications. Our inability to successfully commercialize the VNS Therapy System for depression and other indications will severely harm our future growth.

     We may not obtain FDA approval to use our VNS Therapy System as an adjunctive therapy for depression. Although the Panel of FDA’s Medical Devices Advisory Committee voted to recommend approval of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression, on August 11, 2004, FDA chose to ignore the Panel’s recommendation and determined that our PMA-S was not-approvable, absent additional information. We do not agree with FDA‘s decision and we are exploring all regulatory and legal options available to obtain approval of VNS Therapy System for treatment-resistant depression. However, we cannot assure you that we will ultimately receive FDA approval for the use of our product to treat depression. Even if we receive final approval, the approval may contain additional conditions that we have not anticipated. If we do not receive such approval, or if we receive approval with additional conditions, we may not be able to capture additional revenues for our device through the treatment of depression.

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

     We may not be successful in our efforts to develop VNS Therapy for the treatment of anxiety, or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval for the use of VNS Therapy as a treatment for depression, anxiety and other neurological disorders. We cannot assure you that our study results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our study results are not favorable or if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

     We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy, which could cause our sales to decrease. Continued market acceptance of the VNS Therapy System for the treatment of epilepsy will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. We believe that existing antiepileptic drugs and surgery are the only other approved and currently available therapies competitive with the

VNS Therapy System in the treatment of epileptic seizures. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. While we are investing in epilepsy Phase IV clinical studies, which may be expected to increase clinical experience with VNS Therapy, we cannot assure you that these studies will result in a significant change in physicians’ opinions or usage of our product. We cannot assure you that epilepsy sales will increase. We cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.

     We may not be successful in our marketing and sales efforts, which could severely harm our business. We endeavor to structure and staff our sales organization appropriately to maximize resources and to respond to changes in the territory markets. While we believe the structure of our sales organization should ultimately improve productivity and performance going forward, we cannot assure you that those outcomes will be achieved. Recent changes or personnel turnover in our sales organization could delay improvements in productivity and efficiency longer than expected. The time necessary for personnel to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve annual or quarterly revenue targets could substantially harm our consolidated results of operations and financial condition.

     Patient confidentiality and federal and state privacy laws and regulations may adversely impact our patient pull-through selling model. The HIPAA Privacy Rule became effective in April 2003. In addition, virtually every state has enacted laws and regulations to safeguard privacy, and these laws vary significantly from state to state and change frequently. The HIPAA Privacy Rule preempts a state privacy law only if the state privacy law is narrower in scope than the HIPAA Privacy Rule. Consequently, the applicable privacy rules can vary state by state, and the determination of the privacy rules applicable in any one state can be very difficult. The operation of our business involves the collection and use of substantial amounts of “protected health information,” including patient information provided by physicians to assist in the treatment of patients, information provided by patients themselves to assist them in scheduling surgery and confirming their eligibility for third-party reimbursement, patient information provided by hospitals in connection with their efforts to obtain third-party reimbursement, patient information collected by our Regulatory Affairs Department in the investigation of product complaints and the voluntary tracking of implanted devices and patient information collected by our Clinical Affairs Department as part of a patient registry. We endeavor to conduct our business as a “covered entity” under the HIPAA Privacy Rule and consistent with the Texas privacy laws, obtaining HIPAA-compliant patient authorizations where required to support the collection and use of patient information, including in connection with our Patient Identification and Qualification (PIQ) pull-through selling model. We also sometimes act as a “business associate” for a covered entity. For example, we sometimes provide assistance to hospitals (covered entities) in connection with their claims for third-party reimbursement of VNS Therapy Systems and procedures. Even if our business model is compliant with the HIPAA Privacy Rule and the Texas privacy laws, it may not be compliant with the privacy laws of all states. In addition, despite extensive efforts to conduct our business as a covered entity under the HIPAA Privacy Rule and the Texas privacy laws, the Office of the Inspector General of the Department of Health and Human Services or another government enforcement agency may determine that we are obligated to comply with the HIPAA Privacy Rule or another law and that our business model or operations are not in compliance, which could subject us to penalties and could severely limit our ability to market and sell VNS Therapy under our existing business model and could harm our business growth and financial condition.

     We may be unable to maintain adequate third-party reimbursement of our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, the U.S. government’s Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services we have in the U.S. or internationally. If we fail to maintain favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System, which could reduce our sales and severely harm our business.

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

     If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design which would impair our ability to deliver products to our customers on a timely basis. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of components, materials and contract services, which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

     Our products may be found to have defects that result in product recalls. The VNS Therapy System includes a complex electronic generator device and lead device designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. Any product recall could severely harm our business and our consolidated financial condition and results of operations.

     We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends on our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements and for vagus nerve stimulation therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology or any commercial advantage to us. Further, the protection offered by our international patents is not as strong as that offered by our U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.

     We may engage in litigation to protect our proprietary right, or defend against infringement claims by third parties, causing us to suffer significant expenses and perhaps preventing us from selling our products. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business.

     Intense competition and rapid technological changes could reduce our ability to market our products and achieve sales. We believe that existing and future antiepileptic drugs will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Medtronic, Inc., for example, continues to assess clinically an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson’s Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and our consolidated financial condition and results of operations.

     We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the VNS Therapy System entails the risk of product liability claims, which we have received from time to time in the ordinary course of business. We are currently named as a defendant in several product liability suits. We maintain product liability insurance that we believe is adequate to protect against material losses, but we are responsible for a large deductible for each lawsuit, and it is possible that our product liability coverage may not be adequate to cover any judgment that may result from these lawsuits. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

     If we do not continue to comply with changing government laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous federal and state laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, HIPAA and FDA) and from comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the VNS Therapy System and for modified or future-generation products. It will also be necessary for us to ensure that our marketing and sales practices comply with all laws and regulations. Commercial distribution in certain foreign countries is also subject to obtaining regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable legal and regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions, loss of reimbursement and criminal prosecution. Furthermore, changes in existing laws and regulations or adoption of new laws and regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements.

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

     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with the U.S. dollar over the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net income for the twenty-six weeks ended October 29, 2004 would have been favorable by approximately $87,000 or 1.8%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net income for the quarter ended October 29, 2004 would have been unfavorable by approximately $101,000 or 2.1%.

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

PART II - OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Results of the votes taken in connection with our annual meeting of stockholders held on September 28, 2004, are set forth below. At our annual meeting, stockholders were asked to consider and act upon (1) the election of

Directors for the ensuing year (2) a proposal to approve the Cyberonics, Inc. 2004 Stock Plan, and (3) a proposal to ratify the appointment of KPMG LLP as independent auditors of Cyberonics for the fiscal year ending April 29, 2005. The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

(1)	Election of Directors:

Name of Nominee	Votes For	Votes Against
Robert P. Cummins	16,614,767	5,988,245
Stanley H. Appel, M.D.	18,565,269	4,037,743
Tony Coelho	18,537,731	4,065,281
Guy C. Jackson	18,551,220	4,051,792
Ronald A. Matricaria	18,533,873	4,069,139
Alan J. Olsen	18,582,936	4,020,076
Michael J. Strauss, M.D.	18,580,015	4,022,997
Reese S. Terry	18,572,085	4,030,927

(2)	Proposal to approve the Cyberonics, Inc. 2004 Stock Plan:

Number of Votes For	8,191,610
Number of Votes Against :	9,504,650
Number of Votes Abstaining	41,606
Number of Broker Non-Votes	4,865,146

(3)	Proposal to ratify the appointment of KPMG LLP as independent auditors of Cyberonics for the fiscal year ending April 29, 2005:

Number of Votes For	22,033,735
Number of Votes Against :	512,612
Number of Votes Abstaining	56,665
Number of Broker Non-Votes	0

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Third Amendment to Financing Agreement dated August 30, 2004.

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.

BY:	/s/ PAMELA B. WESTBROOK
Pamela B. Westbrook
Vice President, Finance and Administration
and Chief Financial Officer (Principal
Financial and Accounting Officer)

Date: December 2, 2004

INDEX TO EXHIBITS

Exhibits

10.1	Third Amendment to Financing Agreement dated August 30, 2004.

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.