Form 10-Q
period 2005-01-28
CYBERONICS INC
filed 2005-03-04
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 28, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-19806

CYBERONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0236465

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Cyberonics Boulevard
Houston, Texas	77058

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 25, 2005
Common Stock — $0.01 par value	24,709,195

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 28, 2005	April 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,259,194	$58,363,731
Accounts receivable, net	16,703,683	16,951,176
Inventories	7,112,508	7,793,856
Other current assets	3,178,679	2,663,299

Total Current Assets	82,254,064	85,772,062
Property and equipment, net	7,755,497	8,348,595
Other assets	144,883	175,867

Total Assets	$90,154,444	$94,296,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$3,000,000	$10,031,000
Current portion of capital lease obligations	36,137	141,066
Accounts payable	3,993,250	4,439,407
Accrued liabilities	12,528,600	10,704,572

Total Liabilities	19,557,987	25,316,045

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 23,964,780 and 23,457,397 shares issued and outstanding January 28, 2005 and April 30, 2004, respectively	239,648	234,574
Additional paid-in capital	194,636,230	187,995,580
Deferred compensation	(196,875)	(797,219)
Accumulated other comprehensive loss	(524,571)	(646,748)
Accumulated deficit	(123,557,975)	(117,805,708)

Total Stockholders’ Equity	70,596,457	68,980,479

Total Liabilities and Stockholders’ Equity	$90,154,444	$94,296,524

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Net sales	$26,212,509	$28,434,662	$76,782,625	$84,413,682
Cost of sales	3,753,623	4,354,335	12,258,207	12,705,777

Gross Profit	22,458,886	24,080,327	64,524,418	71,707,905
Operating Expenses:
Selling, general and administrative	18,963,636	19,038,560	56,718,727	51,774,223
Research and development	4,535,300	3,996,887	13,940,006	12,387,065

Total Operating Expenses	23,498,936	23,035,447	70,658,733	64,161,288

Earnings (Loss) From Operations	(1,040,050)	1,044,880	(6,134,315)	7,546,617

Interest income	292,963	133,660	666,868	330,982
Interest expense	(100,672)	(147,800)	(336,992)	(424,882)
Other income	35,455	416,987	66,466	707,854

Earnings (loss) before income taxes	(812,304)	1,447,727	(5,737,973)	8,160,571
Income tax expense (benefit)	4,983	(147,319)	14,294	155,532

Net Earnings (Loss)	(817,287)	1,595,046	(5,752,267)	8,005,039

Basic earnings (loss) per share	$(0.03)	$0.07	$(0.24)	$0.35
Diluted earnings (loss) per share	$(0.03)	$0.06	$(0.24)	$0.31

Shares used in computing basic earnings (loss) per share	23,933,766	23,094,598	23,852,921	22,768,242
Shares used in computing diluted earnings (loss) per share	23,933,766	26,654,264	23,852,921	26,085,410

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-Nine Weeks Ended
	January 28, 2005	January 23, 2004
Cash Flow From Operating Activities:
Net earnings (loss)	$(5,752,267)	$8,005,039
Non-cash items included in net earnings (loss):
Depreciation	2,475,326	3,092,310
(Gain) loss on disposal of assets	(36,126)	54,983
Unrealized gain in foreign currency transactions	(73,985)	(537,199)
Amortization of deferred compensation	593,722	638,561
Changes in operating assets and liabilities:
Accounts receivable, net	515,251	(4,277,947)
Inventories	664,981	(505,071)
Other current assets	(495,676)	(2,036,643)
Other assets, net	37,529	51,320
Accounts payable and accrued liabilities	1,178,619	(763,660)

Net cash provided by (used in) operating activities	(892,626)	3,721,693

Cash Flow From Investing Activities:
Purchases of property and equipment	(1,830,587)	(1,771,827)

Net cash used in investing activities	(1,830,587)	(1,771,827)

Cash Flow From Financing Activities:
Increase (decrease) in borrowing against line of credit	(7,031,000)	1,746,708
Payments on capital lease obligations	(104,929)	(98,285)
Proceeds from issuance of common stock	6,652,346	10,528,099

Net cash provided by (used in) financing activities	(483,583)	12,176,522

Effect of exchange rate changes on cash and cash equivalents	102,259	9,137

Net increase (decrease) in cash and cash equivalents	(3,104,537)	14,135,525
Cash and cash equivalents at beginning of period	58,363,731	43,576,305

Cash and cash equivalents at end of period	$55,259,194	$57,711,830

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$308,426	$304,529
Cash paid for income taxes	$38,369	$319,623
Supplemental Disclosure of Non-cash Activity:
Cancellation (Issuance) of Restricted Stock to selected employees	$6,622	$(713,180)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 28, 2005

Note 1 – Basis of Presentation:

     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (Cyberonics) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended January 28, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 29, 2005. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 30, 2004.

Note 2 – Stock Incentive and Purchase Plan:

     Stock Incentive and Purchase Plans. As of January 28, 2005, Cyberonics has reserved an aggregate of 13,850,000 shares of Common Stock, for issuance pursuant to its Amended 1988 Incentive Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan and New Employee Equity Inducement Plan (collectively, the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The Amended 1988 Incentive Stock Option Plan and the 1997 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirty-nine weeks ended January 28, 2005, Cyberonics has granted approximately 1,137,400 options issued at fair market value at a weighted average exercise price of approximately $17.74 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.4 million shares at a weighted average exercise price of $16.52 per share were outstanding as of January 28, 2005.

     The following table illustrates the effect on net income and earnings per share if Cyberonics had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to stock-based employee compensation.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net earnings (loss) as reported	$(817,287)	$1,595,046	$(5,752,267)	$8,005,039
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects, if applicable	118,125	296,421	593,722	638,561
Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects, if applicable	(4,949,490)	(4,934,354)	(15,367,994)	(14,409,188)

Pro forma net loss	$(5,648,652)	$(3,042,887)	$(20,526,539)	$(5,765,588)

Earnings (loss) per share:
Basic – as reported	$(0.03)	$0.07	$(0.24)	$0.35
Basic – pro forma	$(0.24)	$(0.13)	$(0.86)	$(0.25)
Diluted – as reported	$(0.03)	$0.06	$(0.24)	$0.31
Diluted – pro forma	$(0.24)	$(0.13)	$(0.86)	$(0.25)

Note 3 – Inventories:

     Inventories consist of the following:

	January 28, 2005	April 30, 2004
	(Unaudited)
Raw materials and components	$3,767,060	$3,723,791
Finished goods	2,186,863	2,598,779
Work-in-process	1,158,585	1,471,286

	$7,112,508	$7,793,856

Note 4 – Line of Credit:

     We have a revolving credit facility of $20,000,000 with a one-year term ending in September 2005. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount available to borrow under the facility is limited to 80% of eligible accounts receivable and a portion of eligible inventory. As of January 28, 2005, the eligible balance of our accounts receivable was approximately $13,700,000. We had borrowings of $3,000,000 outstanding under the credit facility and an available borrowing capacity of approximately $7,993,000. Interest is payable in the amount of the Chase bank rate of 5.25% on the greater of $3,000,000 or the average of the net balance owed by Cyberonics at the close of each day during the period. Under the terms of the revolving credit facility, we agree to maintain liquidity (being the aggregate of availability under the credit facility and Cyberonics’ cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%.

Note 5 – Accrued Liabilities:

     Accrued liabilities are as follows:

	January 28, 2005	April 30, 2004
	(Unaudited)
Payroll and other compensation	$6,210,137	$5,480,401
Clinical cost	1,152,554	1,105,095
Business insurance	1,125,077	780,086
Professional services	835,110	617,298
Royalties	785,525	1,034,722
Other	2,420,197	1,686,970

	$12,528,600	$10,704,572

Note 6 – Warranties:

     Product Warranty. Cyberonics offers warranties on its leads and generators for one to two years from the date of implant. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in Cyberonics’ liability for product warranties during the thirteen and thirty-nine weeks ended January 28, 2005 and January 23, 2004 are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$48,129	$53,673	$50,935	$160,581
Warranty expense recognized	6,614	22,133	19,822	(60,626)
Warranty settled	(6,962)	(8,518)	(22,976)	(32,667)

Balance at the end of the period	$47,781	$67,288	$47,781	$67,288

Note 7 – Stockholders’ Equity:

     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and Cyberonics recorded approximately $2.4 million in deferred compensation expense relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $118,000 and $354,000 of compensation expense has been recognized for the vested portion of this option grant during the thirteen and thirty-nine weeks ended January 28, 2005 and January 23, 2004, respectively.

     In fiscal year 2004, the Board of Directors granted 30,844 shares of restricted stock at market rates that vest in one year and the Company has recorded total compensation expense of approximately $713,000 in deferred compensation. For the thirteen weeks ended January 28, 2005 and January 23, 2004, compensation expense was $0 and $178,000, respectively. For the thirty-nine weeks ended January 28, 2005 and January 23, 2004, compensation expense was $240,000 and $284,000, respectively.

Note 8 – Comprehensive Income (Loss):

     Cyberonics follows Financial Accounting Standard Board (FASB) Statement No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive income (loss) for the thirteen weeks ended January 28, 2005 and January 23, 2004 was ($799,399) and $1,427,021, respectively. Comprehensive income (loss) for the thirty-nine weeks ended January 28, 2005 and January 23, 2004 was ($5,630,089) and $7,738,977, respectively.

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

     The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Numerator:
Net earnings (loss)	$(817,287)	$1,595,046	$(5,752,267)	$8,005,039

Denominator:
Basic weighted average shares outstanding	23,933,766	23,094,598	23,852,921	22,768,242
Effect of dilutive securities	––	3,559,666	––	3,317,168

Diluted weighted average shares outstanding	23,933,766	26,654,264	23,852,921	26,085,410

Basic earnings (loss) per share	$(0.03)	$0.07	$(0.24)	$0.35
Diluted earnings (loss) per share	$(0.03)	$0.06	$(0.24)	$0.31

     Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 28, 2005 were outstanding options to purchase approximately 7.4 million common shares, because to include them would have been anti-dilutive. Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 23, 2004 were outstanding options to purchase approximately 119,500 and 371,500 common shares, respectively, because to include them would have been anti-dilutive due to the option exercise price exceeding fair market value.

Note 10 – New Accounting Pronouncements:

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment to ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ”. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 when effective should not have a material impact on Cyberonics’ consolidated operating results or financial condition.

     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Because Cyberonics does not engage in real estate time-sharing transactions, the adoption of SFAS No. 152 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.

     In December 2004, the FASB issued SFAS No. 153, “Exchange of nonmonetary assets” an amendment to APB No. 29. The guidance in APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Because Cyberonics does not engage in exchanges of nonmonetary assets, the adoption of SFAS No. 153 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting periods starting after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Cyberonics is currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on Cyberonics’ consolidated operating results or financial condition.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, including “may.” “believe” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” and “forecast,” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors.

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

Overview

     We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, Vagus Nerve Stimulation (VNS), for the treatment of epilepsy and other debilitating neurological and psychiatric diseases and other disorders. VNS Therapy is currently approved in the United States for use as an adjunctive therapy in patients over the age of 12 years in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs and without age restriction or seizure-type limitations in Canada, Europe, Australia and certain countries in Eastern Asia. Currently, substantially all of our product sales are in the epilepsy market.

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

     On February 2, 2005, the United States Food and Drug Administration (FDA) deemed VNS Therapy approvable as a long-term adjunctive treatment for patients over the age of 18 with chronic or recurrent treatment-resistant depression in a major depressive episode that has not responded to at least four adequate antidepressant treatments. In the approvable letter, FDA indicated that final approval was conditional on agreement on final labeling, final protocols for a post-approval comparative dosage study and patient registry, satisfactory compliance with Quality System Regulations (QSR) and satisfactory resolution of any outstanding bioresearch monitoring issues. QSR conditions to be resolved include resolution of any remaining issues contained in FDA’s Warning Letter to us dated December 22, 2004 identifying nonconformities in our quality system. We submitted our response to this letter on January 21, 2005. We are working with FDA to satisfy the conditions for approval and are preparing our organization for a possible approval and launch of VNS Therapy for the treatment of TRD in late May.

     Since inception, we have incurred substantial expenses primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with the sales and marketing activities in the U.S., clinical research and regulatory costs associated with new indications development and regulatory approval activities, most notably in treatment-resistant depression. For the period from inception through January 28, 2005, we incurred a cumulative net deficit of approximately $123.6 million. Over the next year, beginning as early as the fourth quarter of fiscal 2005, we anticipate significant increases in operating expenses as we devote significant human and financial resources towards the expansion of our organization to support a possible U.S. approval and launch into the TRD market in late May as well as continue to focus on strengthening our epilepsy business. We also expect increasing investments in clinical studies in epilepsy, depression and other new indications.

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

     Revenue Recognition. We sell our products through a combination of a direct sales force in the U.S. and certain European countries and through distributors elsewhere. Cyberonics recognizes revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required of Cyberonics or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

     Research and Development. All research and development costs are expensed as incurred. We have entered into contractual obligations for the conduct of clinical studies. Costs are incurred primarily at the time of enrollment and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.

     Stock Options. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in Note 2, “Stock Incentive and Purchase Plan.” Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. No stock-based compensation cost is reflected in net income for employee option grants for options granted under those plans having an exercise price equal to the market value of the underlying common stock on the date of grant. In December, 2004, the FASB issued

SFAS No. 123 (revised 2004) “Share Based Payment.” This statement is a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting periods starting after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Cyberonics is currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on Cyberonics’ consolidated operating results or financial condition.

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

Results of Operations

   Net Sales

     During the thirteen weeks ended January 28, 2005, U.S. net sales decreased by 9% as compared to the thirteen weeks ended January 23, 2004. Unit sales volume declines of 17% were partially offset by an increase of 10% in average system prices resulting from changes in product mix and price increases. During the thirty-nine weeks ended January 28, 2005, U.S. net sales decreased by 12% as compared to the thirty-nine weeks ended January 23, 2004. Unit sales volume declines of 18% were partially offset by an increase of 7% in average system prices resulting from changes in product mix and price increases. During the fourth quarter of fiscal 2005, we intend to devote approximately 15% of our U.S. field sales organization’s time toward recruiting, training and development activities to prepare for a potential approval and launch into the TRD market in late May. Accordingly, we anticipate a sequential decline in U.S. and Worldwide quarterly sales for the fourth quarter.

     International sales for the thirteen weeks ended January 28, 2005 increased by 4% over the same period last year due to an increase of 10% in average system prices, largely due to favorable currency impact and changes in country and product mix. International sales for the thirty-nine weeks ended January 28, 2005 increased by 24% over the same period last year due to a 14% increase in unit sales volume and an increase of 9% in average system prices largely due to favorable currency impact and changes in country and product mix.

     On February 2, 2005, FDA deemed VNS Therapy approvable as a long-term adjunctive treatment for patients over the age of 18 with chronic or recurrent treatment-resistant depression in a major depressive episode that has not responded to at least four adequate antidepressant treatments. In the approvable letter, FDA indicated that final approval was conditional on final labeling, final protocols for a post-approval dosing optimization study and patient registry, satisfactory compliance with Quality System Regulations (QSR) and satisfactory resolution of any outstanding bioresearch monitoring issues. We anticipate satisfying the conditions for approval and are preparing our organization for a possible approval and launch in depression in late May. However, we can provide no assurance as to the actual time it will take us to satisfy FDA’s conditions nor of an ultimate approval date. We do not anticipate significant U.S. sales in depression during fiscal 2005. If we receive final approval in late May, we expect annual sales to increase significantly in fiscal 2006, the magnitude of which will be determined by the conditions and timing of final approval, the timing and effectiveness of our U.S. sales launch and future market conditions.

   Gross Profit

     Gross profit margin for the thirteen weeks ended January 28, 2005 was 85.7%, representing an increase of 100 basis points over the same period last year. Increases in average system prices provided an improvement of approximately 130 basis points in gross profit margin, offset by a reduction of 30 basis points relating to a net increase in average product costs due to lower production levels. Gross profit margin for the thirty-nine weeks ended January 28, 2005 was 84.0% as compared to 84.9% for the same period last year. The decrease in gross profit margin includes a 200 basis point reduction due to a net increase in average product costs associated with lower annual production volumes and the adverse impact of scale-up production exercises conducted during the first quarter, offset by a 110 basis point improvement relating to higher average system prices.

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

   Operating Expenses

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. As compared to prior year, SG&A expenses decreased by 0.4% and increased by 10% for the thirteen and thirty-nine weeks ended January 28, 2005, respectively. Increases for the thirty-nine week period related to additional expenses associated with market shaping and recruiting initiatives supporting depression development activities and expanded corporate administrative functions associated with increasing compliance requirements and costs of doing business for publicly traded companies.

     Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by 13% for the thirteen and thirty-nine weeks ended January 28, 2005 due to expanded clinical and regulatory activities supporting the completion of the U.S. regulatory process for obtaining approval of VNS Therapy in TRD, ongoing product development activities and expanded clinical and regulatory activities in epilepsy and new indications programs.

     As a result of FDA’s favorable approvable determination of VNS Therapy in TRD subject to conditions, we are continuing our ongoing efforts to work with the Center for Devices and Radiological Health to obtain final FDA approval, and expanding our organization to prepare for a possible late May U.S. final approval and launch in TRD. We expect that the amount of our operating expenses will increase significantly, beginning in the fourth quarter of fiscal 2005, as we intend to spend at least $7 million in incremental depression launch expenses in the fourth quarter. Furthermore, we expect quarterly operating expenses to increase significantly in fiscal 2006 to support incremental sales generated by a possible U.S. approval in TRD.

   Interest Income and Expense

     Interest income for the thirteen and thirty-nine weeks ended January 28, 2005 increased by 119% and 101%, respectively, over the same periods last year as a result of higher invested cash balances and slightly higher interest rates. Interest expense for the thirteen and thirty-nine weeks ended January 28, 2005 decreased by 32% and 21%, respectively, over the same periods last year due to the reduced borrowings and lower interest rates against our $20 million credit facility and reductions in interest expense on capital leases for manufacturing equipment.

   Other Income, Net

     Other income, net, primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

   Income Taxes

     We estimate that our effective tax rate for the thirty-nine weeks ended January 28, 2005 to be a benefit of less than 1%, due primarily to the change in the balance of our valuation allowance combined with the tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, Cyberonics experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Cyberonics’ ability to utilize certain net operating losses to offset future Company taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Liquidity and Capital Resources

     Key performance indicators used by management to assess our liquidity are as follows:

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	January 28, 2005	January 23, 2004
Cash and Cash Equivalents at Quarter End	$55,259,194	$57,711,830
Line of Credit at Quarter End	3,000,000	10,117,000
Net Cash Provided by (Used in) Operating Activities	(892,627)	3,721,693
Net Cash Provided by (Used in) Financing Activities	(483,582)	12,176,522

     During thirty-nine weeks ended January 28, 2005, cash on hand decreased by $3,105,000 to $55,259,000. Net cash used by operating activities was $893,000 compared to cash provided of $3,722,000 during the same period last year. The change in cash provided by operating activities to a use of cash in operating activities was primarily the result of operating losses, and gain on disposal of assets, unrealized gain on foreign currency transactions and increase in other current assets, during the period, partially offset by decreases in inventories, accounts receivable and other assets, net and decreases in accounts payable and accrued liabilities in the current year as compared to the same period last year. Cash generated from our stock option and employee stock purchase plans continues to provide a major source of funds. We received approximately $6,650,000 in connection with the issuance of shares pursuant to these plans during the thirty-nine weeks of fiscal 2005. We also reduced borrowings against the revolving credit facility by $7,031,000 during the same period.

     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $1.2 million as of January 28, 2005. Although we have no firm commitments, we expect to make capital expenditures of approximately $6.3 million during fiscal year 2005 primarily to expand manufacturing capabilities and to enhance business infrastructure and facilities. Our current projections indicate that we have sufficient cash and cash equivalents, net of the line of credit and cash flow resources to fund anticipated business activities through fiscal year 2006.

     The chart below reflects our current obligations under our material contractual obligations.

		Capital			Total
		Lease	Operating		Contractual
	Line of Credit	Obligations (1)	Leases (2)	Other	Obligations
Contractual obligations:
Less Than One Year	$3,000,000	$36,532	$2,593,464	$6,300	$5,636,296
1-3 Years	—	—	5,167,358	––	5,167,358
3-5 Years	—	—	4,955,554	—	4,955,554
Over 5 Years	—	—	28,911	—	28,911

Total Contractual Obligations	$3,000,000	$36,532	$12,745,287	$6,300	$15,788,119

(1)	“Capital Leases” are for manufacturing equipment used in the production of our VNS Therapy System.

(2)	“Operating Leases” are primarily obligations applicable to the lease of facilities and office equipment. “Other” represents commitments made for future events which are reflected on our balance sheet.

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

     Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the period from January 23, 2004 to January 28, 2005 our stock has traded from a high of $40.07 to a low of $12.78 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:

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

     We rely on only one product for our revenues and if sales of this product are not achieved, our operating results will be severely harmed. We have only one product, the VNS Therapy System, which has received final approval by FDA for a single indication: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. We do not expect to have any other product and possibly no other approved indication for the VNS Therapy System in the U.S. in fiscal 2005, if at all. We cannot assure you that epilepsy sales will increase. We do not have the regulatory or reimbursement approvals necessary to commercialize the VNS Therapy System for the treatment of depression in the U.S. On February 2, 2005, FDA deemed VNS Therapy System approvable, subject to us satisfying specific conditions for final approval. We cannot assure you that final approval for the treatment of depression with the VNS Therapy System will be granted, nor can we assure you that even if U.S. approval is granted, we will be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease and other indications. Our inability to successfully commercialize the VNS Therapy System for depression and other indications will severely harm our future growth.

     We may not obtain FDA approval to use our VNS Therapy System as an adjunctive therapy for depression. On February 2, 2005 FDA deemed VNS Therapy approvable as a long-term adjunctive treatment for patients over the age of 18 with chronic or recurrent treatment-resistant depression in a major depressive episode that has not responded to at least four adequate antidepressant treatments. In the approvable letter, FDA indicated that final approval was conditional on agreement on final labeling, final protocols for a post-approval comparative dosage study and patient registry, satisfactory compliance with Quality System Regulations (QSR) Warning Letter dated December 22, 2004 and satisfactory resolution of any outstanding bioresearch monitoring issues. QSR conditions to be resolved include resolution of any remaining issues contained in FDA’s Warning Letter to us dated December 22, 2004 identifying nonconformities in our quality system. We submitted our response to this letter on January 21, 2005. We currently expect to satisfy the conditions for approval and receive final approval by late May 2005. However, we cannot assure you that FDA will find satisfactory our response to the Warning Letter or that we will be able to resolve the issues raised in the Warning Letter in a timely manner, and we cannot assure you that we will ultimately receive FDA approval for the use of our product to treat depression. In addition, FDA may initiate an enforcement action against Cyberonics if it deems our responses to the Warning Letter to be inappropriate. Even if we receive final approval, the approval may contain additional conditions that we have not anticipated or the approval may occur later than our expectations. If we do not receive such approval, or if we receive approval with additional conditions, or if final approval is delayed considerably, we may not be able to capture additional revenues for our device through the treatment of depression.

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

     In addition to regulatory obstacles, we may need significant additional capital in the event FDA approval in TRD is received. These capital requirements may be substantial and will depend on many factors, including market acceptance of our product. A large portion of our expenses is currently fixed, including expenses related to our facilities, equipment and personnel, and we expect to spend significant amounts to market our product for the treatment of depression. As a result, we expect that our operating expenses will continue to increase in the event of final FDA approval in TRD and, consequently, we will need to generate significant additional revenues to maintain profitability. Even if we do sustain profitability, we may not be able to increase profitability on a quarterly or annual basis. Furthermore, if additional capital is required, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.

     We may not be successful in our efforts to develop VNS Therapy for the treatment of anxiety or any other indications. We are in the process of conducting studies to help us evaluate, and potentially obtain FDA approval for the use of VNS Therapy as a treatment for depression, anxiety and other neurological disorders. We cannot assure you that our study results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our study results are not favorable or if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.

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

     We may be unable to expand or maintain adequate third-party reimbursement of our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, the U.S. government’s Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services we have in the U.S. or internationally. If we fail to expand or maintain favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System, which could reduce our sales and severely harm our business.

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

     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net income for the thirty-nine weeks ended January 28, 2005 would have been favorable by approximately $132,000 or 2.3%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net income for the thirty-nine weeks ended January 28, 2005 would have been unfavorable by approximately $108,000 or 1.9%.

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

PART II — OTHER INFORMATION

     ITEM 6. EXHIBITS

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

Date: March 4, 2005

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