Form 10-Q
period 2005-07-29
CYBERONICS INC
filed 2005-09-02
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2005 or

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At August 26, 2005
Common Stock — $0.01 par value	25,173,204

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	July 29, 2005	April 29, 2005
	(Unaudited )
ASSETS

Current Assets:
Cash and cash equivalents	$26,688,131	$38,675,892
Short-term marketable securities	16,500,000	22,800,000
Accounts receivable, net	18,083,871	16,476,084
Inventories	11,300,770	8,545,385
Other current assets	2,548,996	3,355,778

Total Current Assets	75,121,768	89,853,139
Property and equipment, net	9,116,984	8,854,063
Other assets	243,311	148,195

Total Assets	$84,482,063	$98,855,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$3,000,000	$3,000,000
Accounts payable	7,858,420	6,620,464
Accrued liabilities	14,115,533	13,375,565
Other	51,359	53,599

Total Current Liabilities	25,025,312	23,049,628

Long-Term Liabilities — Other	175,477	209,928

Total Liabilities	25,200,789	23,259,556
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 25,068,972 and 24,781,456 shares issued and outstanding at July 29, 2005 and April 29, 2005, respectively	250,690	247,815
Additional paid-in capital	213,128,901	205,999,521
Deferred compensation	(4,569,569)	(78,750)
Accumulated other comprehensive loss	(643,622)	(548,689)
Accumulated deficit	(148,885,126)	(130,024,056)

Total Stockholders’ Equity	59,281,274	75,595,841

Total Liabilities and Stockholders’ Equity	$84,482,063	$98,855,397

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended
	July 29, 2005	July 30, 2004
Net sales	$27,019,459	$25,149,322
Cost of sales	3,760,900	4,783,132

Gross Profit	23,258,559	20,366,190
Operating Expenses:
Selling, general and administrative	36,018,060	18,637,780
Research and development	6,252,508	4,726,337

Total Operating Expenses	42,270,568	23,364,117

Loss From Operations	(19,012,009)	(2,997,927)

Interest income	412,798	152,592
Interest expense	(93,407)	(125,134)
Other income (expense), net	(148,464)	66,279

Loss before income taxes	(18,841,082)	(2,904,190)
Income tax expense	19,988	4,542

Net Loss	$(18,861,070)	$(2,908,732)

Basic loss per share	$(0.76)	$(0.12)
Diluted loss per share	$(0.76)	$(0.12)

Shares used in computing basic loss per share	24,829,661	23,649,269
Shares used in computing diluted loss per share	24,829,661	23,649,269

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
	July 29, 2005		July 30, 2004
Cash Flow From Operating Activities:
Net loss		$(18,861,070)	$(2,908,732)
Non-cash items included in net loss:
Depreciation and amortization		811,994	872,911
Gain on disposal of assets		(21,631)	(248)
Unrealized (gain) loss in foreign currency transactions		98,521	(8,098)
Amortization of deferred compensation		218,400	253,477
Changes in operating assets and liabilities:
Accounts receivable, net		(1,778,419)	1,213,605
Inventories		(2,755,005)	143,621
Other current assets		1,046,111	368,971
Other assets, net		(100,080)	230,992
Accounts payable and accrued liabilities		2,151,121	(759,357)
Other		(263,527)	—

Net cash used in operating activities		(19,453,585)	(592,858)

Cash Flow From Investing Activities:
Purchases of short-term marketable securities		—	(400,000)
Proceeds from sale of short-term marketable securities		6,300,000	464
Purchases of property and equipment		(1,107,581)	(373,337)

Net cash provided by (used) in investing activities		5,192,419	(772,873)

Cash Flow From Financing Activities:
Decrease in borrowing against line of credit		—	(253,742)
Payments on capital lease obligations		—	(34,406)
Proceeds from issuance of common stock		2,423,036	5,103,148

Net cash provided by financing activities		2,423,036	4,815,000

Effect of exchange rate changes on cash and cash equivalents		(149,631)	20,901

Net increase (decrease) in cash and cash equivalents		(11,987,761)	3,470,170
Cash and cash equivalents at beginning of period		38,675,892	43,463,267

Cash and cash equivalents at end of period		$26,688,131	$46,933,437

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest		$92,208	$108,527
Cash paid for income taxes		$17,265	$14,075
Supplemental Disclosure of Non-cash Activity:
Issuance of Restricted Stock to selected employees	$	(4,709,219)	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 29, 2005
Note 1 — Basis of Presentation:
     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (Cyberonics) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 29, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 28, 2006. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 29, 2005.
Note 2 — Stock Incentive and Purchase Plan:
     Stock Incentive and Purchase Plans. As of July 29, 2005, Cyberonics has reserved an aggregate of 14,850,000 shares of Common Stock, for issuance pursuant to its 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, The New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. The 1997 and 2005 Stock Option Plans allow also for the issuance of restricted stock. For the thirteen weeks ended July 29, 2005, Cyberonics has granted approximately 694,900 options issued at fair market value at a weighted average exercise price of approximately $39.15 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.5 million shares at a weighted average exercise price of $19.85 per share were outstanding as of July 29, 2005.
     The following table illustrates the effect on net income and earnings per share if Cyberonics had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to stock-based employee compensation.

	For the Thirteen Weeks Ended
	July 29, 2005	July 30, 2004
	(Unaudited)	(Unaudited)
Net loss as reported	$(18,861,070)	$(2,908,732)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects, if applicable	218,400	253,477
Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects, if applicable	(5,948,794)	(4,994,115)

Pro forma net loss	$(24,591,464)	$(7,649,370)

Loss per share:
Basic — as reported	$(0.76)	$(0.12)
Basic — pro forma	$(0.99)	$(0.32)
Diluted — as reported	$(0.76)	$(0.12)
Diluted — pro forma	$(0.99)	$(0.32)
Note 3 — Inventories:
     Inventories consist of the following:

	July 29, 2005	April 29, 2005
	(Unaudited)
Raw materials and components	$6,521,587	$4,543,744
Finished goods	3,566,119	2,693,390
Work-in-process	1,213,064	1,308,251

	$11,300,770	$8,545,385

Note 4 — Line of Credit:
     We have a revolving credit facility of $20,000,000 with a one-year term ending in September 2005. The credit facility is collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount available to borrow under the facility is limited to 80% of eligible accounts receivable and a portion of eligible inventory. As of July 29, 2005, the eligible balance of our accounts receivable was approximately $15,065,000. We had borrowings of $3,000,000 outstanding under the credit facility and an available borrowing capacity of approximately $9,050,000. Interest is payable in the amount of the Chase bank rate of 6.25% on the greater of $3,000,000 or the average of the net balance owed by Cyberonics at the close of each day during the period. Under the terms of the revolving credit facility, we agree to maintain liquidity (being the aggregate of availability under the credit facility and Cyberonics’ cash on hand) equal to or greater than $10,000,000. An unused line of credit fee is payable at the rate of 0.5%. Cyberonics has elected not to renew the credit facility, which expires on September 26, 2005, and intends to enter into an expanded senior credit facility prior to the end of October 2005.

Note 5 — Accrued Liabilities:
     Accrued liabilities are as follows:

	July 29, 2005	April 29, 2005
	(Unaudited)
Payroll and other compensation	$8,294,777	$7,021,246
Professional services	1,125,514	870,843
Clinical costs	983,609	1,109,097
Royalties	788,261	789,530
Other	2,923,372	3,584,849

	$14,115,533	$13,375,565

Note 6 — Warranties:
     Product Warranty. Cyberonics offers warranties on its leads and generators for one to two years from the date of implant. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in Cyberonics’ liability for product warranties during the thirteen weeks ended July 29, 2005 and July 30, 2004 are as follows:

	For the Thirteen Weeks Ended
	July 29, 2005	July 30, 2004
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$46,991	$50,935
Warranty expense recognized	24,937	18,857
Warranty settled	(5,884)	(8,876)

Balance at the end of the period	$66,044	$60,916

Note 7 — Stockholders’ Equity:
     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and Cyberonics recorded approximately $2.4 million in deferred compensation expense relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. Approximately $79,000 and $118,000 of compensation expenses have been recognized for the vested portion of this option grant during the thirteen weeks ended July 29, 2005 and July 30, 2004, respectively.
     In October 2003, the Board of Directors granted 17,000 shares of restricted stock at market rates that vest over one year and recorded approximately $451,000 in deferred compensation. In June and July of 2005, the Board of Directors granted approximately 130,000 shares of restricted stock at market rates that vest over one or five years and recorded approximately $4,700,000 in deferred compensation. For the thirteen weeks ended July 29, 2005 and July 30, 2004, deferred compensation expense was approximately $140,000 and $135,000, respectively.

Note 8 — Comprehensive Income (Loss):
     Cyberonics follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended July 29, 2005 and July 30, 2004 was $18,956,003 and $2,894,692, respectively.
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
     The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	For the Thirteen Weeks Ended
	July 29, 2005	July 30, 2004
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(18,861,070)	$(2,908,732)

Denominator:
Basic weighted average shares outstanding	24,829,661	23,649,269
Effect of dilutive securities	—	—

Diluted weighted average shares outstanding	24,829,661	23,649,269

Basic loss per share	$(0.76)	$(0.12)
Diluted loss per share	$(0.76)	$(0.12)
     Excluded from the computation of diluted EPS for the thirteen weeks ended July 29, 2005 and July 30, 2004 were outstanding options and unvested restricted stock to purchase approximately 7.5 million common shares and 7.0 million common shares, respectively, because to include them would have been anti-dilutive.
Note 10 — New Accounting Pronouncements:
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — -— an Amendment to ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” an amendment to Opinion APB No. 29. The guidance in Accounting Principals Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” We are required to comply with this statement at the beginning of our fiscal year 2007, or April 29, 2006. This statement applies to all awards granted after the required effective date of April 29, 2006, and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Cyberonics is currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on Cyberonics’ consolidated operating results or financial condition.
     In March 2005, FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 11 — Reclassifications:
     Certain reclassifications have been made to prior period consolidated financial statements to conform with the current period’s presentation.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend” and “forecast” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors.
     For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in this section and to the section entitled “Factors Affecting Future Operating Results,” included herein. Readers are also encouraged to refer to our Annual Report on Form 10-K for the period ended April 29, 2005 for a further discussion of our business and its risks and opportunities.
Overview
     We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, VNS, for the treatment of epilepsy, treatment-resistant depression and other debilitating neurological, psychiatric diseases and other disorders. VNS Therapy is currently approved for use as an adjunctive therapy in reducing the frequency of seizures in patients with partial onset seizures that are refractory or resistant to antiepileptic drugs and as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent treatment-resistant depression (TRD) in a major depressive episode that has not responded to at least four adequate antidepressant treatments.
     On July 15, 2005 the Food and Drug Administration (FDA) approved VNS Therapy as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent treatment-resistant depression. Since February 2005, we have been preparing our organization for approval and launch in depression and we have recently expanded our organization from approximately 500 to 685 personnel, primarily in the areas of sales, case management, clinical engineering and surgical support staff, to create the organizational capacity necessary to support anticipated market demand for VNS Therapy in the epilepsy and depression markets. While we anticipate significant increases in revenues in fiscal 2006 related to sales of VNS Therapy in the U.S. for TRD, and we believe that we have created adequate organizational capacity to support our expanded business requirements, the scale-up of our organization is substantial. We expect quarterly operating expenses to increase significantly and in advance of anticipated increases in quarterly revenues. Furthermore, our expectations for market acceptance in a completely new device market for TRD will likely change as we complete our product launch in TRD and promote awareness and acceptance of VNS Therapy among new psychiatric prescribers. Accordingly, while we expect to achieve revenue growth as a result of this approval, we can provide no assurance as to the size or timing of such growth.
     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through July 29, 2005, we incurred a cumulative net deficit of approximately $149 million. We anticipate significant investments in sales and marketing expenses associated with a planned product launch and start-up in depression as well as increasing investments in post-approval clinical studies in epilepsy and depression. Other new indications may be clinically studied. Excluding epilepsy and depression studies, clinical studies are for investigational therapies subject to FDA approval.
Critical Accounting Policies
     We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. Our most significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended April 29, 2005.
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
     We consider the following accounting policies as the most critical because, in management’s view, they are the most important to the portrayal of our consolidated financial condition and results and the most demanding in terms of requiring estimates and other exercises of judgment.
     Accounts Receivable. We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically have been experienced by us would reduce earnings when they became known.
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
     Revenue Recognition. We sell our products through a combination of a direct sales force in the U.S. and certain European countries and through distributors elsewhere. We recognize revenue when title to the goods and risk of loss transfer to our customers, providing there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.
     Research and Development. All research and development costs are expensed as incurred. We have entered into contractual obligations for the conduct of clinical studies. Costs are incurred primarily at the time of enrollment and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.

     Stock Options. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — — Transition and Disclosure,” which disclosures are presented in Note 2, “Stock Incentive and Purchase Plan.” Because of this election, we continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2007 or April 29, 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net income for employee option grants as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There is only one exception further disclosed under Note 7 of our Consolidated Financial Statements, whereby deferred compensation is recorded for certain stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation.
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
     Reclassifications. Certain reclassifications have been made to prior period consolidated financial statements to conform with the current period’s presentation.
Results of Operations
Net Sales
     During the thirteen weeks ended July 29, 2005, U.S. net sales increased by 5% as compared to the thirteen weeks ended July 30, 2004. Unit sales volume increased by 4% and average system prices increased by 1% largely resulting from changes in product mix.
     International sales for the thirteen weeks ended July 29, 2005 increased by 28% over the same period last year due to an increase in sales volume of 17% and an increase in average system prices of 9%, largely due to favorable currency impact and changes in country and product mix.
Gross Profit
     Gross profit margin for the thirteen weeks ended July 29, 2005 was 86.1%, compared to gross profit margin of 81.0% for the same period last year. Improvements in manufacturing efficiencies relating to increased production levels generated an improvement in gross profit margins of approximately 350 basis points, the remaining improvement in gross profit margin was largely the result of an increase in average system prices.
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
Operating Expenses
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by 93% for the thirteen weeks ended July 29, 2005, as compared to the thirteen weeks ended July 30, 2004. Increases reflect the expansion of our organization primarily in the area of sales personnel to support the August 1, 2005 launch in the TRD market and expanded corporate administrative functions associated with increasing compliance requirements.
     Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by 32% for the thirteen weeks ended July 29, 2005 due to expanded clinical and regulatory activities supporting the completion of the U.S. regulatory process for obtaining approval of VNS Therapy in TRD, ongoing product development activities and expanded clinical and regulatory activities in epilepsy, depression and new indications programs.
Interest Income and Expense
     Interest income for the thirteen weeks ended July 29, 2005 increased by 171% over the same period last year as a result of lower invested cash and marketable securities balances offset by higher interest rates. Interest expense for the thirteen weeks ended July 29, 2005 decreased by 25% over the same periods last year due to the reduced borrowings and lower interest rates against our $20 million credit facility and reductions in interest expense on capital leases for manufacturing equipment.
Other Income, Net
     Other income, net, primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.
Income Taxes
     We estimate that our effective tax rate for the thirteen weeks ended July 29, 2005 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Liquidity and Capital Resources
     Key performance indicators used by management to assess our liquidity are as follows:

	Thirteen Weeks Ended
	July 29, 2005	July 30, 2004
Cash, Cash Equivalents and Marketable Securities at Quarter End	$43,188,131	$62,233,437
Borrowings Against the Line of Credit at Quarter End	3,000,000	9,777,258
Net Cash Used in Operating Activities	(19,453,585)	(592,858)
Net Cash Provided by Financing Activities	2,423,036	4,815,000
     During thirteen weeks ended July 29, 2005, cash on hand and marketable securities decreased by approximately $19,045,000 to $43,188,000. Net cash used by operating activities was $19,450,000 compared to cash used of $590,000 during the same period last year. The increase in the use of cash in operating activities for the current quarter as compared to the same period last year was primarily the result of an increase in a net loss of $15,900,000. Cash generated from our stock option and employee stock purchase plans provided approximately $2,420,000 in connection with the issuance of shares pursuant to these plans during the thirteen weeks ended July 29, 2005.

     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling about $984,000 as of July 29, 2005. Although we have no firm commitments, we expect to make capital expenditures of approximately $8 million during fiscal year 2006 primarily to expand manufacturing capabilities and to enhance business infrastructure and facilities.
     The chart below reflects our current obligations under our material contractual obligations.

				Total
		Operating		Contractual
	Line of Credit	Leases (1)	Other (2)	Obligations
Contractual Obligations:
Less Than One Year	$3,000,000	$2,802,605	$337,225	$6,139,830
1-3 Years	—	5,532,328	—	5,532,328
3-5 Years	—	3,805,374	—	3,805,374
Over 5 Years	—	—	—	—

Total Contractual Obligations	$3,000,000	$12,140,307	$337,225	$15,477,532

(1)	Consists of operating lease obligations related to facilities and office equipment.

(2)	Reflects amounts we expect to expend in connection with sales, marketing and training events.
     We believe our current financial and capital resources will be sufficient to fund anticipated business activities throughout fiscal 2007, although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true. Our current projections of the future TRD market for VNS Therapy are not yet proven and will be significantly impacted by our planned depression launch activities. We have decided not to renew our existing credit facility which expires on September 26, 2005 and we intend to enter into an expanded senior credit facility prior to the end of October 2005. We may consider additional financing for funding of expanded market development programs and new clinical development studies to advance existing and new indications for VNS Therapy, as well as non-VNS neuromodulation opportunities through strategic partnerships. Furthermore, our liquidity could be adversely affected by the “Factors Affecting Future Operating Results” discussed below.
Impact of New Accounting Pronouncements
     See Note 10 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.
Factors Affecting Future Operating Results
     In addition to the factors described above in this section and in the section of our Annual Report on Form 10-K entitled “Business,” the following additional factors could affect our future results and, as a result, our common stock price.
     Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the 52 weeks ended July 29, 2005, our stock has traded from a high of $47.77 to a low of $12.78 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:
•	quarterly variations in our sales and operating results;

•	regulatory activities and announcements;

•	results of studies regarding the efficacy of our VNS Therapy treatment for various indications including epilepsy, depression, Alzheimer’s Disease, anxiety and other disorders;

•	announcements of significant contracts, acquisitions, or capital commitments;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of medical device companies;

•	additions or departures of key personnel;

•	sales or purchases of common stock by us, our officers and members of our Board of Directors; and

•	changes in the general conditions of the economy.
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
     We rely solely on sales of VNS Therapy Systems for our revenues and if sales of these Systems are not achieved for either epilepsy or depression, our operating results will be severely harmed. Our product portfolio is limited to VNS Therapy Systems for two indications: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and as a long-term adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more antidepressant treatments. We cannot assure you that sales of the VNS Therapy System for the treatment of epilepsy will increase. In addition, we do not yet have the approvals for reimbursement of the VNS Therapy System for the treatment of depression in the U.S. We cannot assure you that we will receive such reimbursement approvals or otherwise be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease applications and other indications for which we currently do not have FDA approvals. Our inability to successfully commercialize the VNS Therapy System for depression and other indications will severely harm our future growth.
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
     We may need significant additional capital. Our capital requirements may be substantial and will depend on many factors, including market acceptance of our product and clinical and strategic development opportunities. A large portion of our expenses is currently fixed, including expenses related to our facilities and equipment and we expect to spend significant amounts to market our product for the treatment of depression. As a result, we expect that our operating expenses will continue to increase and will exceed revenues in the first full year after U.S. approval. Consequently, we will need to generate significant additional revenues to achieve profitability in the future. Even if we do achieve profitability, we may not be able to increase profitability on a quarterly or annual basis. Furthermore, if additional capital is required, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.
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
     We may not be successful in our marketing and sales efforts, which could severely harm our business. Since February 2005, we have intensified the preparation of our organization for approval and launch in depression and we have significantly expanded our sales and case management organization to support anticipated sales demand in both epilepsy and depression markets. While we expect the recent approval of VNS Therapy in TRD to result in revenue growth in fiscal 2006, we can provide no assurance in that regard. In addition, other factors affecting market acceptance may significantly affect the size and structure of our sales organization and the effectiveness of our sales and marketing efforts. Accordingly, improvements in sales force productivity are not expected in fiscal 2006, as we are planning to support product launch activities in depression throughout fiscal 2006. Furthermore, our expectations for potential sales demand in a completely new device market for TRD will likely change as we complete our physician targeting programs and promote awareness and acceptance of VNS Therapy among new psychiatric prescribers. The time necessary for our expanded sales organization to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve annual or quarterly revenue targets could substantially harm our consolidated results of operations and financial condition.
     Patient confidentiality and federal and state privacy laws and regulations may adversely impact our patient pull-through selling model. The HIPAA Privacy Rule became effective in April 2003 and the HIPAA Security Rule became effective in April 2005. In addition, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. The HIPAA Privacy Rule preempts a state privacy law only if the state privacy law is narrower in scope than the HIPAA Privacy Rule. Consequently, the applicable privacy rules can vary state by state, and the determination of the privacy rules applicable in any one state can be very difficult. In addition, prior to the HIPAA Privacy Rule, most states enacted statutes protecting the privacy of the mental health patients. Consequently, psychiatrists have long been sensitive to the confidentiality of mental health patients and their medical records. The operation of our business involves the collection and use of substantial amounts of “protected health information,” including patient information provided by physicians to assist in the treatment of patients, information provided by patients themselves to assist them in scheduling surgery and confirming their eligibility for third-party reimbursement, patient information provided by hospitals in connection with their efforts to obtain third-party reimbursement, patient information collected by our Product Performance Department in the investigation of product complaints and the tracking of implanted devices. We endeavor to conduct our business as a “covered entity” under the HIPAA Privacy Rule and consistent with the Texas privacy laws, obtaining HIPAA-compliant patient authorizations where required to support the collection and use of patient information. We also sometimes act as a “business associate” for a covered entity. For example, we sometimes provide assistance to hospitals (covered entities) in connection with their requests for third-party reimbursement of VNS Therapy Systems and procedures. Even if our business model is compliant with the HIPAA Privacy Rule and the Texas privacy laws, it may not be compliant with the privacy laws of all states. In addition, despite extensive efforts to conduct our business as a covered entity under the HIPAA Privacy Rule and the Texas privacy laws, the Office of the Inspector General of the Department of Health and Human Services or another government enforcement agency may determine that we are obligated to comply with the HIPAA Privacy Rule or another law and that our business model or operations are not in compliance with such law, which could subject us to penalties and could severely limit our ability to market and sell VNS Therapy under our existing business model and could harm our business growth and financial condition.
     We may be unable to obtain and maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received such approval for the treatment of depression. If we fail to maintain or expand favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System, which could reduce our sales and severely harm our business.
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

     We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements, and for vagus nerve stimulation therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own treatment methods and other inventions used in our products. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology or any commercial advantage to us. Further, the protection offered by the international patents is not as strong as that offered by the U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.
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
     If we do not continue to comply with changing government laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties. The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous federal and state laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, HIPAA and FDA) and from comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other applications of the VNS Therapy System and for modified or future-generation products. On July 22, 2005, Cyberonics received a “medical device tracking order” from FDA. This is a routine FDA requirement for a manufacturer to adopt a method of tracking an implanted device to a named patient. It will also be necessary for us to ensure that our marketing and sales practices comply with all laws and regulations. Commercial distribution in certain foreign countries is also subject to regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements.
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
     We received a letter from the Senate Finance Committee (SFC) advising us that it is examining FDA’s handling of our PMA-Supplement for the use of VNS Therapy to address treatment-resistant depression. The SFC’s letter requested that we provide the SFC with certain documents and information, and we have provided and are continuing to provide documents and information requested by the SFC. Responding to these requests and any further requests by the SFC could divert the efforts and attention of our management team. We are unable to provide assurance as to the time it will take for the SFC to complete its review or of such review’s ultimate consequence, if any.
     We have been named in putative class action shareholder lawsuits. The Company and certain of its officers have been named as defendants in two putative class action lawsuits. A discussion of these lawsuits is contained in Part II, “Item 1. Legal Proceedings.” Although it is not possible at this early stage to predict the likely outcome of this litigation, an adverse result could have a material adverse effect on us, our consolidated financial condition, results of operations and cash flows.
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
     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the thirteen weeks ended July 29, 2005 would have been favorable by approximately $251,000 or 1.3%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the thirteen weeks ended July 29, 2005 would have been unfavorable by approximately $212,000 or 1.1%.
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
ITEM 1. LEGAL PROCEEDINGS
     We are named as a defendant in lawsuits from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against us cannot be predicted with certainty, management does not expect the outcome of these matters to have a material adverse effect on our consolidated financial position or results of operations.
     We received a letter from the Senate Finance Committee (SFC) advising us that it is examining FDA’s handling of our PMA-Supplement for the use of VNS Therapy to address treatment-resistant depression. The SFC’s letter requested that we provide the SFC with certain documents and information. In July 2005, we received a follow-up letter from the SFC requesting additional documents and information. We are cooperating with the SFC by providing the requested documents and information, however, responding to any further requests by the SFC could divert the efforts and attention of our management team. We are unable to provide assurance as to the time it will take for the SFC to complete its review or of such review’s ultimate consequence, if any.
     On June 17, 2005, a putative class action lawsuit was filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-02121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc., et al., Civil Action No. H:05-cv-2414 was filed on July 12, 2005. The complaints generally allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to the Company’s Vagus Nerve Stimulation Therapy System device (the “VNS Device”). Specifically, the plaintiffs allege that the defendants failed to disclose that the U.S. Food and Drug Administration (the “FDA”) had “safety and efficacy concerns” about the use of the VNS Device for the treatment of depression and that the defendants failed to disclose the existence of certain “manufacturing and quality practices,” as detailed in the FDA’s December 22, 2004 Warning Letter, that negatively impacted the Company’s prospects for obtaining FDA approval to use the VNS Device to treat depression. Plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired Company securities during the period June 15, 2004 through October 1, 2004. The complainants seek unspecified monetary damages and equitable or injunctive relief, if available. On July 28, 2005, the Court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation and entered a scheduling order. Under the terms of the order, the Court will select a lead plaintiff who will then have 60 days to file an amended complaint. Defendants will have 60 days to answer or respond to the amended complaint. If defendants move to dismiss the amended complaint, lead plaintiff will have 60 days to respond and defendants will have 45 days to file a reply. We intend to vigorously defend against this lawsuit, however, an adverse result in these lawsuits, or related lawsuits, could have a material adverse effect on us, our financial consolidated condition, results of operations and cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 19, 2005, we held a special meeting of our stockholders where our stockholders approved our 2005 Stock Plan. The voting results of this meeting are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2005.

ITEM 6. EXHIBITS
(a) Exhibits

10.1	Form of Director Restricted Stock Agreement.

10.2	Form of Employee Restricted Stock Agreement.

10.3	Form of Employee Restricted Stock Agreement.

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.

BY:	/s/ PAMELA B. WESTBROOK

Pamela B. Westbrook
Vice President, Finance and Administration
and Chief Financial Officer (Principal
Financial and Accounting Officer)
Date: September 2, 2005

INDEX TO EXHIBITS
Exhibits

10.1	Form of Director Restricted Stock Agreement.

10.2	Form of Employee Restricted Stock Agreement.

10.3	Form of Employee Restricted Stock Agreement.

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.