Form 10-Q
period 2005-10-28
CYBERONICS INC
filed 2005-12-06
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At November 21, 2005
Common Stock — $0.01 par value	25,046,473

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 28, 2005	April 29, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$118,914,091	$38,675,892
Short-term marketable securities	––	22,800,000
Accounts receivable, net	20,284,545	16,476,084
Inventories	14,863,660	8,545,385
Other current assets	2,000,325	3,355,778

Total Current Assets	156,062,621	89,853,139
Property and equipment, net	10,184,760	8,854,063
Other assets	4,732,125	148,195

Total Assets	$170,979,506	$98,855,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$––	$3,000,000
Accounts payable	11,630,790	6,620,464
Accrued liabilities	14,850,836	13,375,565
Other	1,640,404	53,599

Total Current Liabilities	28,122,030	23,049,628

Long-Term Liabilities:
Convertible notes	125,000,000	––
Other	636,692	209,928

Total Long-Term Liabilities	125,636,692	209,928
Total Liabilities	153,758,722	23,259,556
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 25,346,407 issued and 25,045,407 outstanding at October 28, 2005 and 24,781,456 shares issued and outstanding at April 29, 2005, respectively	253,464	247,815
Additional paid-in capital	218,952,529	205,999,521
Common stock warrants	25,200,000	––
Hedge on convertible notes	(38,200,000)	––
Deferred compensation	(7,393,807)	(78,750)
Treasury stock, 301,000 common shares, at cost	(9,993,200)	––
Accumulated other comprehensive loss	(643,015)	(548,689)
Accumulated deficit	(170,955,187)	(130,024,056)

Total Stockholders’ Equity	17,220,784	75,595,841

Total Liabilities and Stockholders’ Equity	$170,979,506	$98,855,397

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Net sales	$29,070,298	$25,420,794	$56,089,757	$50,570,116
Cost of sales	3,791,078	3,721,452	7,551,978	8,504,584

Gross Profit	25,279,220	21,699,342	48,537,779	42,065,532
Operating Expenses:
Selling, general and administrative	40,274,020	19,117,311	76,292,080	37,755,091
Research and development	7,402,409	4,678,369	13,654,917	9,404,706

Total Operating Expenses	47,676,429	23,795,680	89,946,997	47,159,797

Loss From Operations	(22,397,209)	(2,096,338)	(41,409,218)	(5,094,265)

Interest income	616,221	221,313	1,029,019	373,905
Interest expense	(487,758)	(111,186)	(581,165)	(236,320)
Other income (expense), net	234,869	(35,268)	86,405	31,011

Loss before income taxes	(22,033,877)	(2,021,479)	(40,874,959)	(4,925,669)
Income tax expense	36,184	4,769	56,172	9,311

Net Loss	$(22,070,061)	$(2,026,248)	$(40,931,131)	$(4,934,980)

Basic loss per share	$(0.88)	$(0.08)	$(1.65)	$(0.21)
Diluted loss per share	$(0.88)	$(0.08)	$(1.65)	$(0.21)

Shares used in computing basic loss per share	25,063,925	23,856,708	24,881,729	23,771,321
Shares used in computing diluted loss per share	25,063,925	23,856,708	24,881,729	23,771,321

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
	October 28, 2005	October 29, 2004
Cash Flow From Operating Activities:
Net loss	$(40,931,131)	$(4,934,980)
Non-cash items included in net loss:
Depreciation and amortization	1,618,515	1,688,320
Gain on disposal of assets	(14,625)	(12,390)
Unrealized (gain) loss in foreign currency transactions	8,411	(78,427)
Amortization of deferred compensation	1,130,405	475,597
Amortization of convertible notes issuance costs	57,744	––
Other non-cash items	(251,054)	––
Changes in operating assets and liabilities:
Accounts receivable, net	(4,017,021)	1,018,530
Inventories	(6,323,303)	437,650
Other current assets	1,597,759	807,961
Other assets, net	(108,970)	44,472
Accounts payable and accrued liabilities	7,997,667	(359,736)
Other	(263,527)	—

Net cash used in operating activities	(39,499,130)	(913,003)

Cash Flow From Investing Activities:
Purchases of short-term marketable securities	—	(9,400,229)
Proceeds from sale of short-term marketable securities	22,800,000	2,500,693
Purchases of property and equipment	(2,505,576)	(1,433,476)

Net cash provided by (used in) investing activities	20,294,424	(8,333,012)

Cash Flow From Financing Activities:
Decrease in borrowing against line of credit	(3,000,000)	(7,030,176)
Payments on capital lease obligations	—	(69,380)
Payment on capital assets financing obligations	(63,044)	—
Proceeds from issuance of convertible notes, net of issuance costs	120,713,386	––
Purchase of convertible note hedge	(38,200,000)	––
Proceeds from sale of common stock warrants	25,200,000	––
Proceeds from issuance of common stock	4,811,385	5,427,349
Purchase of treasury stock	(9,993,200)	—

Net cash provided by (used in) financing activities	99,468,527	(1,672,207)

Effect of exchange rate changes on cash and cash equivalents	(25,622)	113,728

Net increase (decrease) in cash and cash equivalents	80,238,199	(10,804,494)
Cash and cash equivalents at beginning of period	38,675,892	43,463,267

Cash and cash equivalents at end of period	$118,914,091	$32,658,773

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$190,413	$215,029
Cash paid for income taxes	$36,512	$28,386
Supplemental Disclosure of Non-cash Activity:
Cancellation (issuance) of restricted stock to selected employees	$(8,147,272)	$6,622
Financed purchases of capital assets with notes payable	$495,508	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 28, 2005
Note 1 — Basis of Presentation:
     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (Cyberonics) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and the twenty-six weeks ended October 28, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 28, 2006. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 29, 2005.
Note 2 — Stock Incentive and Purchase Plan:
     As of October 28, 2005, Cyberonics has reserved an aggregate of 14,850,000 shares of Common Stock, for issuance pursuant to its 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, The New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. The 1997 and 2005 Stock Option Plans allow also for the issuance of restricted stock. For the twenty-six weeks ended October 28, 2005, Cyberonics has granted approximately 1,012,600 options issued at fair market value at a weighted average exercise price of approximately $29.71 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.5 million shares at a weighted average exercise price of $19.58 per share were outstanding as of October 28, 2005.
     In addition, pursuant to the employment agreement with the Chief Executive Officer, Cyberonics has agreed to issue an additional 150,000 shares of restricted stock, with 75,000 shares each to be granted on the first and second anniversary of the employment agreement, or August 5, 2006 and August 5, 2007, respectively.
     The following table illustrates the effect on net income and earnings per share if Cyberonics had applied the fair value recognition provision of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to stock-based employee compensation.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss as reported	$(22,070,061)	$(2,026,248)	$(40,931,131)	$(4,934,980)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects, if applicable	613,815	222,119	832,215	475,597

Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects, if applicable	(5,686,485)	(5,424,390)	(11,635,279)	(10,418,504)

Pro forma net loss	$(27,142,731)	$(7,228,519)	$(51,734,195)	$(14,877,887)

Loss per share:
Basic — as reported	$(0.88)	$(0.08)	$(1.65)	$(0.21)
Basic — pro forma	$(1.08)	$(0.30)	$(2.08)	$(0.63)
Diluted — as reported	$(0.88)	$(0.08)	$(1.65)	$(0.21)
Diluted — pro forma	$(1.08)	$(0.30)	$(2.08)	$(0.63)
Note 3 — Inventories:
     Inventories consist of the following:

	October 28, 2005	April 29, 2005
	(Unaudited)
Raw materials and components	$9,246,640	$4,543,744
Finished goods	4,088,629	2,693,390
Work-in-process	1,528,391	1,308,251

	$14,863,660	$8,545,385

Note 4 — Line of Credit:
     We had a revolving credit facility of $20,000,000 with a one-year term that expired in September 2005. The credit facility was collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles subsidiary stock and other collateral. The amount available to borrow under the facility was limited to 80% of eligible accounts receivable and a portion of eligible inventory. Cyberonics has elected not to renew the credit facility.
Note 5 — Accrued Liabilities:
     Accrued liabilities are as follows:

	October 28, 2005	April 29, 2005
	(Unaudited)
Payroll and other compensation	$8,298,075	$7,021,246
Clinical costs	1,429,879	1,109,097
Sales, use, property and other tax accruals	1,006,118	678,620
Professional services	950,616	870,843
Royalties	851,571	789,530
Other	1,684,577	2,906,229

	$14,850,836	$13,375,565

Note 6 — Warranties:
     Cyberonics offers warranties on its leads and generators for one to two years from the date of implant. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in Cyberonics’ liability for product warranties during the thirteen and twenty-six weeks ended October 28, 2005 and October 29, 2004 are as follows:

	For the Thirteen Weeks Ended		For Twenty-Six Weeks Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$(66,044)	$(60,916)	$(46,991)	$(50,935)
Warranty expense recognized	(1,641)	5,650	(26,577)	(13,207)
Warranty settled	2,037	7,137	7,920	16,013

Balance at the end of the period	$(65,648)	$(48,129)	$(65,648)	$(48,129)

Note 7 — Long -Term Debt:
     On September 27, 2005, we issued $125,000,000 of senior subordinated convertible notes due on September 27, 2012 (Notes). Interest on the notes at the rate of 3% per year on the principal amount is payable annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their notes which were issued in the form of $1,000.00 bonds into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interests if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the notes, or in any combination of cash and shares of our common stock. A fundamental change will be deemed to have occurred upon a change of control or a termination of trading. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $9,993,200; (2) the net cost of $13,000,000 of separate convertible bond hedge and common stock warrant transactions, which transactions were designed to limit our exposure to potential dilution from conversion of the notes. These transactions resulted in net cash proceeds of $98,257,000.
Note 8 — Convertible Note Hedge and Warrants:
     In September 2005, Cyberonics issued $125,000,000 of senior subordinated convertible notes due 2012, purchased a hedge on the convertible notes (the Bond Hedge) for $38.2 million which matures in September 2012 and sold common stock Warrants (the Warrants) for $25.2 million which matures in September 2012. The notes are convertible into approximately 3.0 million shares of Cyberonics’ common stock. Cyberonics purchased the Bond Hedge, to buy approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $41.50 per share. Cyberonics issued the Warrants to sell approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $50.00 per share. The purpose of the purchase of the Bond Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the notes subject to the bond offering. The bond hedge and the warrants are recorded in stockholder’s equity on the consolidated balance sheet.

Note 9 — Stockholders’ Equity:
     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and Cyberonics recorded approximately $2.4 million in deferred compensation expense relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. The amortization of this deferred compensation expense was completed during the first quarter of fiscal year 2006. Therefore, no compensation expense was recognized for the thirteen weeks ended October 28, 2005. During the thirteen weeks ended October 29, 2004, compensation expense of $118,000 was recognized. During the twenty-six weeks ended October 28, 2005 and October 29, 2004, compensation expenses of approximately $79,000 and $236,000 have been recognized for the vested portion of this option grant, respectively.
     In fiscal 2004, the Board of Directors granted 17,000 shares of restricted stock at market rates that vest over one year and recorded approximately $451,000 in deferred compensation. In fiscal 2006 through October 28, 2005, the Board of Directors granted approximately 230,000 shares of restricted stock at market rates that vest over one or five years and recorded approximately $8,300,000 in deferred compensation. For the thirteen weeks ended October 28, 2005 and October 29, 2004, compensation expenses of approximately $614,000 and $104,000 of compensation expense have been recognized for the vested portion of the restricted stock, respectively. For the twenty-six weeks ended October 28, 2005 and October 29, 2004, compensation expenses of approximately $753,000 and $239,000 of compensation expense have been recognized for the vested portion of the restricted stock, respectively.
Note 10 — Comprehensive Income (Loss):
     Cyberonics follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended October 28, 2005 and October 29, 2004 was ($22,069,454) and ($1,935,998), respectively. The comprehensive loss for the twenty-six weeks ended October 28, 2005 and October 29, 2004 was ($41,025,457) and ($4,830,691).
Note 11 — Income Taxes:
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
     We estimate that our effective rate for the twenty-six weeks ended October 28, 2005 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carryforwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Note 12 — Earnings Per Share:
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
     The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(22,070,061)	$(2,026,248)	$(40,931,131)	$(4,934,980)

Denominator:
Basic weighted average shares outstanding	25,063,925	23,856,708	24,881,729	23,771,321
Effect of dilutive securities	—	——	—	—

Diluted weighted average shares outstanding	25,063,925	23,856,708	24,881,729	23,771,321

Basic loss per share	$(0.88)	$(0.08)	$(1.65)	$(0.21)
Diluted loss per share	$(0.88)	$(0.08)	$(1.65)	$(0.21)
     Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 28, 2005 were outstanding options and unvested restricted stock to purchase approximately 7.7 million common shares because to include them would have been anti-dilutive. Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 29, 2004 were outstanding options and unvested restricted shares to purchase approximately 7.5 million common shares, because to include them would have been anti-dilutive.
     Cyberonics issued $125 million of senior subordinated convertible notes due in 2012 during the quarter ended October 28, 2005 and, in conjunction with the notes, purchased a Bond Hedge and sold common stock Warrants. The notes are convertible into approximately 3.0 million shares of Cyberonics’ common stock. The dilution is measured in accordance with the “if converted” method of SFAS No. 128, “Earnings Per Share” which assumes conversion of the notes and adjusts net income for interest expense net of tax; however, due to net operating losses the convertible notes are anti-dilutive and are not included in the computation of diluted EPS. Cyberonics purchased call options (the Bond Hedge) to buy approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. Cyberonics issued call options (the Warrants) to sell approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of SFAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the common stock.
Note 13 — Commitments and Contingencies:
     From time to time, Cyberonics may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
     On June 17, 2005, a putative class action lawsuit was filed against Cyberonics and certain of its current officers in the United States District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-2121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc. et al., Civil Action No. H:05-cv-2414 was filed on July 12, 2005. On

July 28, 2005, the Court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation, and entered a scheduling order. On September 28, 2005, the court appointed lead plaintiffs and lead counsel.
     The lead plaintiffs filed a consolidated amended complaint on November 30, 2005. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the efficacy, safety, and marketability of Cyberonics’ Vagus Nerve Stimulation Therapy System device (the “VNS Device”) as a therapy for treatment resistant depression. Lead plaintiffs allege that the defendants failed to disclose that the U.S. Food and Drug Administration (“FDA”) had safety and efficacy concerns about the use of the VNS Device for the treatment of depression, and that certain manufacturing and quality practices, as detailed in FDA’s December 22, 2004 warning letter, existed that negatively impacted Cyberonics’ prospects for obtaining FDA approval to use the VNS Device to treat depression. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired Company securities during the period June 15, 2004 through October 1, 2004. The complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.
     Under the current scheduling order, defendants have 60 days to answer or respond to the amended complaint. If defendants move to dismiss the amended complaint, lead plaintiff will have 60 days to respond and defendants will have 45 days to file a reply. We intend to vigorously defend against this lawsuit, however, an adverse result in these lawsuits, or related lawsuits, could have a material adverse effect on us, our financial consolidated condition, results of operations and cash flows.
Note 14 — Use of Accounting Estimates:
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
Note 15 — New Accounting Pronouncements:
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 16 — Reclassifications:
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
Overview
     We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, Vagus Nerve Stimulation (VNS), for the treatment of epilepsy, treatment-resistant depression and other debilitating neurological, psychiatric diseases and other disorders. VNS Therapy is approved in the U.S. for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of seizures in patients with partial onset seizures that are refractory or resistant to antiepileptic drugs and without age restrictions or seizure-type limitations in Canada, Europe, Australia and certain countries of eastern Asia. VNS Therapy is also approved in the U.S. as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent treatment-resistant depression (TRD) in a major depressive episode that has not responded to at least four adequate antidepressant treatments and in the European union countries and Canada without age restrictions for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode.
     On July 15, 2005 the Food and Drug Administration (FDA) approved VNS Therapy as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent treatment-resistant depression in a major depressive episode that has not responded to at least four adequate antidepressant treatments. Since February 2005, we have been preparing our organization for approval and launch in depression and we have recently expanded our organization from approximately 500 to 750 personnel, primarily in the areas of sales, case management, clinical engineering, surgical support staff and manufacturing personnel, to create the organizational capacity necessary to support anticipated market demand for VNS Therapy in the epilepsy and depression markets. While we anticipate increases in revenues in fiscal 2006 related to sales of VNS Therapy in the U.S. for TRD, and we believe that we have created adequate organizational capacity to support our expanded business requirements, the scale-up of our organization is substantial. We expect quarterly operating expenses to increase in advance of anticipated increases in quarterly revenues. Furthermore, our expectations for market acceptance in a completely new device market for TRD will likely change as we complete our product launch in TRD and promote awareness and acceptance of VNS Therapy among new psychiatric prescribers. Accordingly, while we expect to achieve revenue growth as a result of this approval, we can provide no assurance as to the size or timing of such growth.
     TRD sales and future sales growth depend significantly on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received broad approval for the treatment of depression. Anticipated growth is highly dependent upon progress in obtaining TRD case-by-case approvals and favorable national and regional coverage policies.
     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through October 28, 2005, we incurred a cumulative net deficit of approximately $171 million. We anticipate significant investments in sales and marketing expenses associated with a planned product launch and start-up in depression as well as increasing investments in post-approval clinical studies in epilepsy and depression. Other new indications may be clinically studied. Excluding epilepsy and depression studies, clinical studies are for investigational therapies subject to FDA approval.
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
     Stock Options. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in Note 2, “Stock Incentive and Purchase Plan.” Because of this election, we continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2007 or April 29, 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net income for employee option grants as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There is only one exception further disclosed under Note 9 of our Consolidated Financial Statements, whereby deferred compensation is recorded for certain stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation.
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
Results of Operations
  Net Sales
     During the thirteen weeks ended October 28, 2005, U.S. net sales increased by 11% as compared to the thirteen weeks ended October 29, 2004. Unit sales volume increased by 8% and average system prices increased by 3% largely resulting from changes in product mix. During the twenty-six weeks ended October 28, 2005, U.S. sales increased by 8% as compared to the twenty-six weeks ended October 29, 2004. Unit sales volume increased by 6% and average system prices increased by 2% largely resulting from changes in product mix.
     International sales for the thirteen weeks ended October 28, 2005 increased by 36% over the same period last year due to an increase in sales volume of 30% and an increase in average system prices of 5%, largely due to favorable currency impact and changes in country and product mix. International sales for the twenty-six weeks ended October 28, 2005 increased by 33% as compared to the twenty-six weeks ended October 29, 2004 due to increases in volume of 24% and increases in average selling prices of 7%, largely due to favorable currency impact and changes in product and country mix.

  Gross Profit
     Gross profit margin for the thirteen weeks ended October 28, 2005 was 87.0% representing an increase of 160 basis points over the same period last year. Increase in manufacturing efficiencies due to higher production volume provided an improvement of 170 basis points, offset by changes in the mix between domestic and international sales which reduced gross profit margin by 10 basis points.
     Gross profit margin for the twenty-six weeks ended October 28, 2005 was 86.5% representing an increase of 330 basis points over the same period last year. Increased manufacturing efficiencies associated with the ramp up of production for the product launch in TRD improved net profit margin by 290 basis points and favorable changes in product mix further improved gross profit margin by 40 basis points.
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
  Operating Expenses
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by 111% for the thirteen weeks ended October 28, 2005, as compared to the thirteen weeks ended October 29, 2004. For the twenty-six weeks ended October 28, 2005, SG&A expenses increased by 102% as compared to the same period last year. The increases in expenses for the thirteen and twenty-six weeks are largely due to sales, marketing and administrative activities in support of the TRD depression launch and expanded corporate administrative functions associated with increased compliance requirements.
     Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by 58% for the thirteen weeks ended October 28, 2005 and increased by 45% for the twenty-six weeks ended October 28, 2005, due to expanded clinical and regulatory activities supporting the completion of the U.S. regulatory process for obtaining approval of VNS Therapy in TRD, ongoing product development activities and expanded clinical and regulatory activities in epilepsy, depression and new indications programs.
  Interest Income and Expense
     Interest income for the thirteen weeks ended October 28, 2005 increased by 178% over the same period last year as a result of higher invested cash balances from the proceeds of our convertible notes offering completed during the quarter earning higher interest rates. Interest expense for the thirteen weeks ended October 28, 2005 increased by 339% over the same period last year due to the interest on the notes payable partially offset by lower interest expense caused by no borrowings against our $20 million line of credit facility which expired in September 2005 and reductions in interest expense on capital leases for manufacturing equipment.
     Interest income for the twenty-six weeks ended October 28, 2005 increased by 175% due to higher invested cash balances from the proceeds of our convertible notes offering completed during the quarter earning higher interest rates. Interest expense for the twenty-six weeks ended October 28, 2005 increased by 146% due to interest payable on the notes payable, partially offset by lower interest expense caused by lower borrowings against our credit facility which expired in September 2005.

  Other Income, Net
     Other income, net, primarily includes income related to the over-allotment provision applicable to the 2005 bond offering and transaction gains and losses associated with the impact of changes in foreign currency exchange rates.
  Income Taxes
     We estimate that our effective tax rate for the thirteen weeks ended October 28, 2005 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Liquidity and Capital Resources
     Key performance indicators used by management to assess our liquidity are as follows:

	Thirteen Weeks Ended
	October 28, 2005	October 29, 2004
	(Unaudited)	(Unaudited)
Cash, Cash Equivalents and Marketable Securities at Quarter End	$118,914,091	$54,458,773
Line of Credit	—	3,000,000
Net Cash Used in Operating Activities	(39,499,130)	(913,000)
Net Cash Provided by (used in) Financing Activities	99,468,527	(1,672,207)
     During the twenty-six weeks ended October 28, 2005, cash, cash equivalents and short-term marketable securities increased by $57,438,000 to $118,914,000. In September 2005, we issued $125,000,000 of senior subordinated convertible notes payable which provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 per share for a total of $9,993,200; (2) the net cost of $13,000,000 of separate convertible bond hedge and common stock warrant transactions resulting in net cash proceeds of $98,257,000. We also received approximately $4,811,000 in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans during the twenty-six weeks ended October 28, 2005. Net cash used by operating activities was $39,499,000 compared to $913,000 during the same period last year. The increase in cash used in operating activities was primarily the result of the increase in net loss relating to our investment in the U.S. TRD launch in fiscal year 2006 and related increases in accounts receivable, inventories and accrued liabilities in the current period as compared to the same period last year. In September 2005, we elected not to renew our $20,000,000 line of credit. We continue to evaluate the advantages of maintaining an asset-based line of credit and may re-establish a similar line of credit in the future.
     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling about $1.4 million as of October 28, 2005. Although we have no firm commitments, we expect to make capital expenditures of approximately $8 million during fiscal year 2006 primarily to expand manufacturing capabilities and to enhance business infrastructure and facilities.

     The chart below reflects our current obligations under our material contractual obligations.

				Total
		Operating		Contractual
	Bond Issuance	Leases (1)	Other (2)	Obligations
Contractual Obligations:
Less Than One Year	$—	$2,902,372	$1,587,021	$4,489,393
1-3 Years	—	5,599,234	184,256	5,783,490
3-5 Years	—	3,200,000	—	3,200,000
Over 5 Years	125,000,000	––	—	125,000,000

Total Contractual Obligations	$125,000,000	$11,701,606	$1,771,277	$138,472,883

(1)	Consists of operating lease obligations related to facilities and office equipment.

(2)	Reflects amounts we expect to expend in connection with sales, marketing and training events and debt applicable to the acquisition of computer hardware and software.
     We believe our current cash, cash equivalents and capital resources will be sufficient to fund our current levels of operating needs and capital expenditures throughout fiscal 2007. Our liquidity could, however, be adversely affected by the “Factors Affecting Future Operating Results” discussed below.
Impact of New Accounting Pronouncements
     See Note 12 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.
Factors Affecting Future Operating Results
     In addition to the factors described above in this section and in the section of our Annual Report on Form 10-K entitled “Business,” the following additional factors could affect our future results and, as a result, our common stock price.
     Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the 52 weeks ended October 28, 2005, our stock has traded from a high of $47.77 to a low of $18.10 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:
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
     We rely solely on sales of VNS Therapy Systems for our revenues and if sales of these Systems are not achieved for either epilepsy or depression, our operating results will be severely harmed. Our product portfolio is limited to VNS Therapy Systems for two indications: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and as a long-term adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more antidepressant treatments. We cannot assure you that sales of the VNS Therapy System for the treatment of epilepsy will increase. In addition, we are currently limited to case-by-case approvals for reimbursement of the VNS Therapy System for the treatment of depression in the U.S. We cannot assure you that we will receive broader reimbursement approvals or otherwise be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease applications and other indications for which we currently do not have FDA approvals. Our inability to successfully commercialize the VNS Therapy System for depression and other indications could severely harm our future growth.
     We may experience difficulties and delays in the manufacturing, marketing and sale of our VNS Therapy System. We are subject to extensive and rigorous ongoing regulation of the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our product. Our failure to comply with these requirements or the identification of manufacturing or safety problems during commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, which could delay further marketing until the product is brought into compliance. Our failure to comply with these requirements may also subject us to stringent penalties.
     Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price. As of October 28, 2005, we had approximately $125 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $3.8 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase further. We intend to fulfill our debt service obligations from earnings and our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financing sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. Our indebtedness could have significant additional negative consequences, including, without limitation:

•	requiring the dedication of a portion of our cash to service our indebtedness and to pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our research, development and commercialization efforts and capital expenditures;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors with better access to capital resources.
     Upon the occurrence of a fundamental change, holders of our senior subordinated convertible notes may force us to purchase their notes at the full amount owed thereunder including accrued but unpaid interest. If we undergo a fundamental change, including, but not limited to, the acquisition by any person of the beneficial ownership of 50% of the voting stock, our consolidation or merger with or into any other person, our liquidation, or our common stock being removed from listing on NASDAQ, holders of the senior subordinated convertible notes may, at their option, require us to purchase their notes for the full amount owed thereunder including accrued but unpaid interest. Such amount may be greater than their value at the time of repurchase. As a result, the possibility of such repurchase requirement may inhibit the consummation of certain transactions such as mergers that may be beneficial to our stockholders.
     Upon the occurrence of certain events, the initial conversion rate of our senior subordinated convertible notes will be adjusted, which could result in an increased number of shares being issued upon conversion. The initial conversion rate of our senior subordinated convertible notes will be adjusted upon the occurrence of certain events, including, among others, the issuance to holders of our common stock of certain rights to purchase our common stock at less than the current market price of our common stock or the issuance of cash dividends to substantially all of our common stockholders. Should the conversion rate be adjusted, holders of our senior subordinated convertible notes would receive a greater number of shares of our common stock per note, resulting in increased percentage ownership of our common stock by the former noteholders.
     We may need significant additional capital. Our capital requirements may be substantial and will depend on many factors, including market acceptance of our product and clinical and strategic development opportunities. A large portion of our expenses is currently fixed, including expenses related to our facilities and equipment and we expect to spend significant amounts to market our product for the treatment of depression. As a result, we expect that our operating expenses will exceed revenues in the first full year after U.S. approval of the VNS Therapy for depression. Consequently, we will need to generate significant additional revenues to achieve profitability in the future. Even if we do achieve profitability, we may not be able to increase profitability on a quarterly or annual basis. Furthermore, if additional capital is required, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.
     We may not be successful in our efforts to develop VNS Therapy for the treatment of bulimia, Alzheimer’s Disease, anxiety or any other indications. We are in the process of conducting or supporting studies to help us evaluate, and potentially obtain FDA approval, for the use of VNS Therapy as a treatment for bulimia, Alzheimer’s Disease, anxiety and other neurological disorders. We cannot assure you that our study results will be positive or that we will receive FDA approval for the use of our product for the treatment of any other indication. Even if we receive FDA approval for another indication, we can provide no assurances with respect to market acceptance. If our study results are not as we anticipate or if we receive no additional FDA approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.
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
     We may not be successful in our marketing and sales efforts, which could severely harm our business. We launched VNS Therapy for TRD in August 2005 following expansion of our sales and case management organization to support anticipated sales demand in both epilepsy and depression markets. While we expect the recent approval of VNS Therapy in TRD to result in revenue growth in fiscal 2006, we can provide no assurance in that regard. In addition, other factors affecting market acceptance may significantly affect the size and structure of our sales organization and the effectiveness of our sales and marketing efforts. Accordingly, improvements in sales force productivity are not expected in fiscal 2006, as we are planning to support product launch activities in depression throughout fiscal 2006. Furthermore, our expectations for potential sales demand in a completely new device market for TRD will likely change as we complete our physician targeting programs and promote awareness and acceptance of VNS Therapy among new psychiatric prescribers. The time necessary for our expanded sales organization to establish new territories and relationships of trust with new physicians may take longer than projected, which could substantially delay improvements in U.S. sales performance or jeopardize attainment of quarterly revenue goals. Our inability to achieve annual or quarterly revenue targets could substantially harm our consolidated results of operations and financial condition.
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

     We may be unable to obtain and maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received broad approval for the treatment of depression. If we fail to maintain or expand favorable coverage decisions for the VNS Therapy System in a timely manner, patients and their physicians could be deterred from using the VNS Therapy System, which could reduce our sales and severely harm our business.
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
     We received a letter from the Senate Finance Committee (SFC) in May 2005 advising us that it is examining FDA’s handling of our PMA-Supplement for the use of VNS Therapy to address treatment-resistant depression. The SFC’s letter requested that we provide the SFC with certain documents and information. We received a second letter from the SFC in July 2005 also requesting documents and information. We believe that we have provided all documents and information requested by the SFC. Responding to any further requests by the SFC could divert the efforts and attention of our management team. We are unable to provide assurance as to the time it will take for the SFC to complete its review or of such review’s ultimate consequence, if any.
     We have been named in a putative class action shareholder lawsuit. The Company and certain of its officers have been named as defendants in a putative class action lawsuit. A discussion of this lawsuit is contained in Part II, “Item 1. Legal Proceedings.” Although it is not possible at this early stage to predict the likely outcome of this litigation, an adverse result could have a material adverse effect on us, our consolidated financial condition, results of operations and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to limited market risk on interest rates and foreign currency exchange rates.
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in commercial paper. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates would not have a material impact on our financial results.

     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the thirteen weeks ended October 28, 2005 would have been favorable by approximately $269,000 or 1.2%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the thirteen weeks ended October 28, 2005 would have been unfavorable by approximately $249,000 or 1.1%. For the twenty-six weeks ended October 28, 2005, using the same 10% parameter in our sensitivity analysis, the favorable impact would have been $520,000 or 1.3% and $461,000 or 1.1% unfavorable.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 17, 2005, a putative class action lawsuit was filed against Cyberonics and certain of its current officers in the United States District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-2121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc. et al., Civil Action No. H:05-cv-2414 was filed on July 12, 2005. On July 28, 2005, the Court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation, and entered a scheduling order. On September 28, 2005, the court appointed lead plaintiffs and lead counsel.
     The lead plaintiffs filed a consolidated amended complaint on November 30, 2005. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the efficacy, safety, and marketability of Cyberonics’ Vagus Nerve Stimulation Therapy System device (the “VNS Device”) as a therapy for treatment resistant depression. Lead plaintiffs allege that the defendants failed to disclose that the U.S. Food and Drug Administration (“FDA”) had safety and efficacy concerns about the use of the VNS Device for the treatment of depression, and that certain manufacturing and quality practices, as detailed in FDA’s December 22, 2004 warning letter, existed that negatively impacted Cyberonics’ prospects for obtaining FDA approval to use the VNS Device to treat depression. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired Cyberonics securities during the period June 15, 2004 through October 1, 2004. The complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.
     Under the current scheduling order, defendants have 60 days to answer or respond to the amended complaint. If defendants move to dismiss the amended complaint, lead plaintiff will have 60 days to respond and defendants will have 45 days to file a reply. We intend to vigorously defend against this lawsuit, however, an adverse result in these lawsuits, or related lawsuits, could have a material adverse effect on us, our financial consolidated condition, results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 27, 2005 the Company issued $125 million of seven-year senior subordinated convertible notes. The notes were priced to yield 3.0 percent. The initial purchaser was Merrill Lynch & Co. In connection with the sale of the notes, the Company purchased approximately 300,000 shares of its common stock and entered into separate convertible bond hedge and warrant transactions with an affiliate of the initial purchaser. After purchase of the shares of common stock, payments for the convertible bond hedge and warrant transactions and payment of all other related fees and expenses, the net proceeds from the sale of the notes were approximately $98 million. The notes were issued pursuant to an exemption from registration under Rule 144A. The notes were sold only to institutional investors in compliance with Rule 144A. The notes may be converted at any time into 24.0964 shares of common stock per $1,000 of principal amount, which is equal to a conversion price of approximately $41.50. The conversion rate is subject to adjustment as provided in the notes. The conversion rate will be adjusted for, among other events, issuance of Company common stock as a dividend, subdivisions or combinations of Cyberonics’s common stock, cash dividends, and the issuance to all stockholders of rights to purchase the common stock at less than the then current market price.

ITEM 6. EXHIBITS
     (a) Exhibits
10.1	Purchase Agreement dated September 21, 2005 by and between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 27, 2005).

10.2	Indenture dated September 27, 2005 among Cyberonics, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 3, 2005).

10.3	Registration Rights Agreement dated September 27, 2005 among Cyberonics, Inc. and the Initial Purchaser (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 3, 2005).

10.4	Form of Confirmation of OTC Convertible Note Hedge executed September 27, 2005 to be effective September 21, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on October 3, 2005).

10.5	Form of Confirmation of OTC Warrant Transaction executed September 27, 2005 to be effective September 21, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on October 3, 2005).

10.6	Employment Agreement effective August 5, 2005, between Cyberonics, Inc. and Robert P. Cummins (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 9, 2005).

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.
BY:	/s/ PAMELA B. WESTBROOK
Pamela B. Westbrook
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 6, 2005

INDEX TO EXHIBITS
Exhibits
10.1	Purchase Agreement dated September 21, 2005 by and between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 27, 2005).

10.2	Indenture dated September 27, 2005 among Cyberonics, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 3, 2005).

10.3	Registration Rights Agreement dated September 27, 2005 among Cyberonics, Inc. and the Initial Purchaser (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 3, 2005).

10.4	Form of Confirmation of OTC Convertible Note Hedge executed September 27, 2005 to be effective September 21, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on October 3, 2005).

10.5	Form of Confirmation of OTC Warrant Transaction executed September 27, 2005 to be effective September 21, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 3, 2005).

10.6	Employment Agreement effective August 5, 2005, between Cyberonics, Inc. and Robert P. Cummins. (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 9, 2005).

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.