Form 10-Q
period 2006-01-27
CYBERONICS INC
filed 2006-03-06
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 27, 2006 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At February 24, 2006
Common Stock — $0.01 par value	25,166,319

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	January 27, 2006	April 29, 2005
	(Unaudited )
ASSETS

Current Assets:
Cash and cash equivalents	$99,491,659	$38,675,892
Short-term marketable securities	—	22,800,000
Accounts receivable, net	20,051,838	16,476,084
Inventories	16,807,039	8,545,385
Other current assets	4,896,376	3,355,778

Total Current Assets	141,246,912	89,853,139
Property and equipment, net	10,605,311	8,854,063
Other assets	5,141,653	148,195

Total Assets	$156,993,876	$98,855,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$—	$3,000,000
Accounts payable	6,714,141	6,620,464
Accrued liabilities	17,699,402	13,375,565
Other	1,615,180	53,599

Total Current Liabilities	26,028,723	23,049,628

Long-Term Liabilities:
Convertible notes	125,000,000	––
Other	879,482	209,928

Total Long-Term Liabilities	125,879,482	209,928

Total Liabilities	151,908,205	23,259,556
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	––
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 25,459,645 issued and 25,158,645 outstanding at January 27, 2006 and 24,781,456 shares issued and outstanding at April 29, 2005, respectively	254,597	247,815
Additional paid-in capital	220,801,312	205,999,521
Common stock warrants	25,200,000	––
Hedge on convertible notes	(38,200,000)	––
Deferred compensation	(6,772,299)	(78,750)
Treasury stock, 301,000 common shares, at cost	(9,993,200)	––
Accumulated other comprehensive loss	(646,468)	(548,689)
Accumulated deficit	(185,558,271)	(130,024,056)

Total Stockholders’ Equity	5,085,671	75,595,841

Total Liabilities and Stockholders’ Equity	$156,993,876	$98,855,397

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Net sales	$31,304,205	$26,212,509	$87,393,962	$76,782,625
Cost of sales	3,868,591	3,753,623	11,420,569	12,258,207

Gross Profit	27,435,614	22,458,886	75,973,393	64,524,418
Operating Expenses:
Selling, general and administrative	34,590,677	18,963,636	110,882,757	56,718,727
Research and development	7,439,619	4,535,300	21,094,536	13,940,006

Total Operating Expenses	42,030,296	23,498,936	131,977,293	70,658,733

Loss From Operations	(14,594,682)	(1,040,050)	(56,003,900)	(6,134,315)

Interest income	1,139,165	292,963	2,168,184	666,868
Interest expense	(1,150,418)	(100,672)	(1,731,583)	(336,992)
Other income (expense), net	4,651	35,455	91,056	66,466

Loss before income taxes	(14,601,284)	(812,304)	(55,476,243)	(5,737,973)
Income tax expense	1,800	4,983	57,972	14,294

Net Loss	$(14,603,084)	$(817,287)	$(55,534,215)	$(5,752,267)

Basic loss per share	$(0.59)	$(0.03)	$(2.23)	$(0.24)
Diluted loss per share	$(0.59)	$(0.03)	$(2.23)	$(0.24)

Shares used in computing basic loss per share	24,872,249	23,933,766	24,878,569	23,852,921
Shares used in computing diluted loss per share	24,872,249	23,933,766	24,878,569	23,852,921

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-Nine Weeks Ended
	January 27, 2006	January 28, 2005
Cash Flow From Operating Activities:
Net loss	$(55,534,215)	$(5,752,267)
Non-cash items included in net loss:
Depreciation and amortization	2,440,940	2,475,326
Gain on disposal of assets	(87,359)	(36,126)
Unrealized gain in foreign currency transactions	(38,347)	(73,985)
Amortization of deferred compensation	1,453,723	593,722
Amortization of convertible notes issuance costs	223,846	—
Other non-cash items	(241,993)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,761,320)	515,251
Inventories	(8,272,118)	664,981
Other current assets	(1,129,577)	(495,676)
Other assets, net	(349,817)	37,529
Accounts payable and accrued liabilities	6,473,485	1,178,619
Other	(264,556)	—

Net cash used in operating activities	(59,087,308)	(892,626)

Cash Flow From Investing Activities:
Purchases of short-term marketable securities	—	(10,400,229)
Proceeds from sale of short-term marketable securities	22,800,000	2,500,693
Purchases of property and equipment	(3,681,985)	(1,830,587)

Net cash provided by (used in) investing activities	19,118,015	(9,730,123)

Cash Flow From Financing Activities:
Decrease in borrowing against line of credit	(3,000,000)	(7,031,000)
Payment related to line of credit origination costs	(499,814)	—
Payments on capital lease obligations	—	(104,929)
Payment on capital assets financing obligations	(124,180)	—
Proceeds from issuance of convertible notes, net of issuance costs	120,704,515	—
Purchase of convertible note hedge	(38,200,000)	—
Proceeds from sale of common stock warrants	25,200,000	—
Proceeds from issuance of common stock	6,661,301	6,652,346
Purchase of treasury stock	(9,993,200)	—

Net cash provided by (used in) financing activities	100,748,622	(483,583)

Effect of exchange rate changes on cash and cash equivalents	36,438	102,259

Net increase (decrease) in cash and cash equivalents	60,815,767	(11,004,073)
Cash and cash equivalents at beginning of period	38,675,892	43,463,267

Cash and cash equivalents at end of period	$99,491,659	$32,459,194

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$229,631	$308,426
Cash paid for income taxes	$43,704	$38,369
Supplemental Disclosure of Non-cash Activity:
Cancellation (issuance) of restricted stock to selected employees	$(8,147,272)	$6,622
Financed purchases of capital assets with notes payable	$497,698	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 27, 2006
Note 1 — Basis of Presentation:
     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (Cyberonics) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and the thirty-nine weeks ended January 27, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 28, 2006. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 29, 2005.
Note 2 — Stock Incentive and Purchase Plan:
     As of January 27, 2006, Cyberonics has reserved an aggregate of 14,850,000 shares of Common Stock, for issuance pursuant to its 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, The New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the Stock Option Plans). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options and restricted stock, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirty-nine weeks ended January 27, 2006, Cyberonics has granted approximately 905,000 options issued at fair market value at a weighted average exercise price of approximately $37.29 per share. All grants were made at market prices as of the date of the grant. Stock options to purchase approximately 7.3 million shares at a weighted average exercise price of $20.31 per share were outstanding as of January 27, 2006.
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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss as reported	$(14,603,084)	$(817,287)	$(55,534,215)	$(5,752,267)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects, if applicable	621,508	118,125	1,453,723	593,722

Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects, if applicable	(6,111,885)	(4,949,490)	(17,747,164)	(15,367,994)

Pro forma net loss	$(20,093,461)	$(5,648,652)	$(71,827,656)	$(20,526,539)

Loss per share:
Basic — as reported	$(0.59)	$(0.03)	$(2.23)	$(0.24)
Basic — pro forma	$(0.81)	$(0.24)	$(2.89)	$(0.86)
Diluted — as reported	$(0.59)	$(0.03)	$(2.23)	$(0.24)
Diluted — pro forma	$(0.81)	$(0.24)	$(2.89)	$(0.86)
Note 3 — Inventories:
     Inventories consist of the following:

	January 27, 2006	April 29, 2005
	(Unaudited)
Raw materials and components	$10,097,512	$4,543,744
Finished goods	5,439,477	2,693,390
Work-in-process	1,270,050	1,308,251

	$16,807,039	$8,545,385

Note 4 — Line of Credit:
     On January 13, 2006, Cyberonics established a $40 million revolving line of credit. The credit facility has a 3-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include Cyberonics’ intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in the September 2005 debt offering by Cyberonics. Cyberonics agrees to maintain a minimum liquidity defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million and provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of January 27, 2006 our available borrowing capacity was approximately $21,430,000 and no borrowings were outstanding against the facility. Interest is payable at a base rate offered for loans in United States dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the agreed-upon minimum loan balance. The rates effective as of January 27, 2006 were a LIBOR rate of 4.54% and a base rate margin of 1.75% for a combined rate of 6.29%. The minimum loan balance is $2.5 million through May 31, 2006; $5 million through September 30, 2006; $7.5 million through January 31, 2007 and $10 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% — 1.0% of the outstanding loan balance and other usual and customary fees associated with this type of facility.

Note 5 — Accrued Liabilities:
     Accrued liabilities are as follows:

	January 27, 2006	April 29, 2005
	(Unaudited)
Payroll and other compensation	$9,282,796	$7,021,246
Business Insurance	1,784,368	623,330
Accrued Interest	1,291,667	—
Clinical costs	1,253,776	1,109,097
Professional services	1,193,245	870,843
Tax Accruals	916,489	678,620
Royalties	916,282	789,530
Other	1,060,779	2,282,899

	$17,699,402	$13,375,565

Note 6 — Warranties:
     Cyberonics offers warranties on its leads and generators for one to two years from the date of implant. Cyberonics provides at the time of shipment for costs estimated to be incurred under its product warranties. Provisions for warranty expense are made based upon projected product warranties. Changes in Cyberonics’ liability for product warranties during the thirteen and thirty-nine weeks ended January 27, 2006 and January 28, 2005 are as follows:

	For the Thirteen Weeks Ended		For Thirty-Nine Weeks Ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$65,648	$48,129	$46,991	$50,935
Warranty expense recognized	(15,579)	6,614	10,998	19,822
Warranty settled	(752)	(6,962)	(8,672)	(22,976)

Balance at the end of the period	$49,317	$47,781	$49,317	$47,781

Note 7 — Long -Term Debt:
     On September 27, 2005, we issued $125 million of senior subordinated convertible notes due on September 27, 2012 (notes). Interest on the notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their notes, which were issued in the form of $1,000.00 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $9,993,200; (2) the net cost of $13 million of separate convertible bond hedge and common stock warrant transactions, which transactions were designed to limit our exposure to potential dilution from conversion of the notes. These transactions resulted in net cash proceeds of $98,257,000.
Note 8 — Convertible Note Hedge and Warrants:
     In September 2005, Cyberonics issued $125 million of senior subordinated convertible notes due in 2012, purchased a hedge on the convertible notes (the Bond Hedge) for $38.2 million which matures in September 2012 and sold common stock Warrants (the Warrants) for $25.2 million which mature in September 2012. The notes are convertible into approximately 3.0 million shares of Cyberonics’ common stock. Cyberonics purchased the Bond Hedge to enable the purchase of approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $41.50 per share. Cyberonics issued the Warrants to sell approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $50.00 per share. The purpose of the purchase of the Bond Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the notes subject to the bond offering. The bond hedge and the warrants are recorded in stockholders’ equity on the consolidated balance sheet.
Note 9 — Stockholders’ Equity:
     Deferred Compensation. In June 2000, the Board of Directors granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and Cyberonics recorded approximately $2.4 million in deferred compensation expense relating to these options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation is being amortized to expense over the five-year vesting period of the options. The amortization of this deferred compensation expense was completed during the first quarter of fiscal year 2006. Therefore, no compensation expense was recognized for the thirteen weeks ended January 27, 2006. During the thirteen weeks ended January 28, 2005, compensation expense of $118,000 was recognized. During the thirty-nine weeks ended January 27, 2006 and January 28, 2005, compensation expenses of approximately $79,000 and $354,000 have been recognized for the vested portion of this option grant, respectively.
     In fiscal 2004, the Board of Directors granted 17,000 shares of restricted stock at market rates that vest over one year and recorded approximately $451,000 in deferred compensation. In fiscal 2006, the Board of Directors granted approximately 230,000 shares of restricted stock at market rates that vest over one or five years and recorded approximately $8,300,000 in deferred compensation. For the thirteen weeks ended January 27, 2006 and January 28, 2005, compensation expenses of approximately $622,000 and $0 were recognized for the vested portion of the restricted stock, respectively. For the thirty-nine weeks ended January 27, 2006 and January 28, 2005, compensation expenses of approximately $1,375,000 and $239,000 were recognized for the vested portion of the restricted stock, respectively.
Note 10 — Comprehensive Income (Loss):
     Cyberonics follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended January 27, 2006 and January 28, 2005 was ($14,606,537) and ($799,399), respectively. The comprehensive loss for the thirty-nine weeks ended January 27, 2006 and January 28, 2005 was ($55,631,994) and ($5,630,089), respectively.

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
     We estimate our effective rate for the thirty-nine weeks ended January 27, 2006 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carryforwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
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
     The following table sets forth the computation of basic and diluted net earnings per share of common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(14,603,084)	$(817,287)	$(55,534,215)	$(5,752,267)

Denominator:
Basic weighted average shares outstanding	24,872,249	23,933,766	24,878,569	23,852,921
Effect of dilutive securities	—	––	—	—

Diluted weighted average shares outstanding	24,872,249	23,933,766	24,878,569	23,852,921

Basic loss per share	$(0.59)	$(0.03)	$(2.23)	$(0.24)
Diluted loss per share	$(0.59)	$(0.03)	$(2.23)	$(0.24)
     Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 27, 2006 were outstanding options and unvested restricted stock to purchase approximately 7.7 million common shares, because to include them would have been anti-dilutive due to the net loss. Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 28, 2005 were outstanding options and unvested restricted shares to purchase approximately 7.4 million common shares, because to include them would have been anti-dilutive due to the net loss.
     Cyberonics issued $125 million of senior subordinated convertible notes due in 2012 during the quarter ended October 28, 2005 and, in conjunction with the notes, purchased the Bond Hedge and sold the Warrants. The notes are convertible into approximately 3.0 million shares of Cyberonics’ common stock. Dilution is measured in accordance with the “if converted” method of SFAS No. 128, “Earnings Per Share,” which assumes conversion of the notes and adjusts net income for interest expense net of tax; however, due to net operating losses the convertible notes are anti-dilutive and are not included in the computation of diluted EPS. Cyberonics purchased call options (the Bond Hedge) to buy approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. Cyberonics issued call options (the Warrants) to sell approximately 3.0 million shares of Cyberonics’ common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of SFAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the common stock.
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
     The lead plaintiffs filed a consolidated amended complaint on November 30, 2005. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding Cyberonics’ Vagus Nerve Stimulation Therapy System device (the VNS Device) as a therapy for treatment-resistant depression (TRD). Lead plaintiffs allege that the defendants failed to disclose that the U.S. Food and Drug Administration (FDA) had safety and efficacy concerns about the use of the VNS Device for the treatment of depression, that the defendants misrepresented the size of the market and the economic need for the VNS Device, that the defendants misrepresented the chances for FDA approval of the VNS device for TRD, that the defendants falsely said FDA would not inspect Cyberonics’ manufacturing facility in connection with its Pre-Market Approval application, that the defendants responded in a false and misleading fashion to FDA’s December 22, 2004 warning letter and that the defendants responded in a misleading fashion to merger overtures from Advanced Neuromodulation Systems, Inc. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired Company securities during the period June 15, 2004 through October 1, 2004. The complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.
     On January 30, 2006, the defendants filed a motion to dismiss the consolidated amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. Under the current scheduling order, lead plaintiffs have 60 days to respond to the motion, and defendants will have 45 days after lead plaintiffs’ response to file a reply. We intend to vigorously defend against this lawsuit, however, an adverse result in these lawsuits, or related lawsuits, could have a material adverse effect on us, our financial consolidated condition, results of operations and cash flows.
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

Note 15 — New Accounting Pronouncements:
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment to ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” an amendment to Opinion APB No. 29. The guidance in Accounting Principals Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that the adoption of SFAS No. 153 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.
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
     In March 2005, FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 as of April 28, 2006 will not have a material impact on Cyberonics’ consolidated operating results or financial condition.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or April 29, 2006 for Cyberonics.
Note 16 — Reclassifications:
     Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period’s presentation.

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
Overview
     We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, Vagus Nerve Stimulation (VNS), for the treatment of epilepsy, treatment-resistant depression and other debilitating neurological, psychiatric diseases and other disorders. VNS Therapy is approved in the U.S. for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of seizures in patients with partial onset seizures that are refractory or resistant to antiepileptic drugs and without age restrictions or seizure-type limitations in Canada, Europe, Australia and certain countries of eastern Asia. VNS Therapy is also approved in the U.S. for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments and in the European Union countries and Canada without age restrictions for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode.
     On July 15, 2005, FDA approved VNS Therapy for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. While we anticipate increases in revenues in fiscal 2006 related to sales of VNS Therapy in the U.S. for TRD, we expect quarterly operating expenses to exceed anticipated quarterly revenues until at least the second quarter of fiscal 2007. Furthermore, our expectations for market acceptance in a completely new device market for TRD will likely continue to change as we promote awareness and acceptance of VNS Therapy among new psychiatric prescribers. Accordingly, while we expect to achieve revenue growth as a result of this approval, we can provide no assurance as to the size or timing of such growth.
     TRD sales and future sales growth depend significantly on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy and we have been obtaining certain TRD case-by-case approvals, we have not received broad national and regional coverage approval for the treatment of TRD. Our long-term growth is highly dependent upon progress in obtaining TRD case-by-case approvals and favorable national and regional coverage policies.
     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through January 27, 2006, we incurred a cumulative net deficit of approximately $186 million. We anticipate significant investments in sales, marketing and reimbursement expenses as we continue our product launch in depression, as well as increasing investments in post-approval clinical studies in depression.
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
     Research and Development. All research and development costs are expensed as incurred. We have entered into contractual obligations for the conduct of clinical studies. Costs are incurred and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.
     Stock Options. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in Note 2, “Stock Incentive and Purchase Plan.” Because of this election, we continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2007 or April 29, 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net income for employee option grants as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There is only one exception further disclosed under Note 9 of our Consolidated Financial Statements, whereby deferred compensation is recorded for certain stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation was amortized over the vesting period of each unit of stock-based compensation.
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
     Reclassifications. Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period’s presentation.

Results of Operations
Net Sales
     During the thirteen weeks ended January 27, 2006, U.S. net sales increased by 20% as compared to the thirteen weeks ended January 28, 2005, primarily the result of increase in unit sales volumes. During the thirty-nine weeks ended January 27, 2006, U.S. sales increased by 12% as compared to the thirty-nine weeks ended January 28, 2005. U.S. unit sales volume increased by 11% and average system prices increased by 1%, largely resulting from changes in product mix.
     International sales for the thirteen weeks ended January 27, 2006 increased by 15% over the same period last year due to an increase in unit sales volume of 18% and a decrease in average system prices of 3%, largely due to unfavorable currency impact and changes in country and product mix. International sales for the thirty-nine weeks ended January 27, 2006 increased by 26% as compared to the thirty-nine weeks ended January 28, 2005 due to increases in unit sales volume of 22% and increases in average selling prices of 3%, largely due to changes in product and country mix, partially offset by unfavorable currency exchange impact.
Gross Profit
     Gross profit margin for the thirteen weeks ended January 27, 2006 was 87.6% representing an increase of 196 basis points over the same period last year. Increases in manufacturing efficiencies due to higher production volume provided an improvement of 220 basis points which were offset by changes in product mix between domestic and international sales that reduced gross profit margin by 24 basis points.
     Gross profit margin for the thirty-nine weeks ended January 27, 2006 was 86.9% representing an increase of 290 basis points over the same period last year. Increases in manufacturing efficiencies associated with the ramp up of production for the product launch in TRD improved net profit margin by 180 basis points. Favorable changes in product mix, increased average system price and reduced period costs further improved gross profit margin by 110 basis points.
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
Operating Expenses
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by 82% for the thirteen weeks ended January 27, 2006, as compared to the thirteen weeks ended January 28, 2005. For the thirty-nine weeks ended January 27, 2006, SG&A expenses increased by 96% as compared to the same period last year. The increases in expenses for the thirteen and thirty-nine weeks are largely due to sales, marketing and administrative activities in support of the TRD depression launch and expanded corporate administrative functions associated with increased compliance requirements.
     Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by 64% for the thirteen weeks ended January 27, 2006 and increased by 51% for the thirty-nine weeks ended January 27, 2006, due to expanded clinical and regulatory activities supporting the completion of the U.S. regulatory process for obtaining approval of VNS Therapy in TRD, ongoing product development activities and expanded clinical and regulatory activities in epilepsy, depression and new indications programs. We do not anticipate significant investments in new indications development programs through fiscal year 2007.
Interest Income and Expense
     Interest income for the thirteen weeks ended January 27, 2006 increased by 289% over the same period last year as a result of higher invested cash balances earning higher interest rates. Interest expense for the thirteen weeks ended January 27, 2006 increased by 1,043% over the same period last year due to the significant increase in outstanding debt partially offset by reductions in interest expense on capital leases for manufacturing equipment.
     Interest income for the thirty-nine weeks ended January 27, 2006 increased by 225% due to higher invested cash balances earning higher interest rates. Interest expense for the thirty-nine weeks ended January 27, 2006 increased by 414% due to the significant increase in outstanding debt.
Other Income, Net
     Other income, net, primarily includes income related to the amortization of the over-allotment provision applicable to the 2005 bond offering and transaction gains and losses associated with the impact of changes in foreign currency exchange rates.
Income Taxes
     We estimate that our effective tax rate for the thirty-nine weeks ended January 27, 2006 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Liquidity and Capital Resources
     Key performance indicators used by management to assess our liquidity are as follows:

	Thirty-Nine Weeks Ended
	January 27, 2006	January 28, 2005
	(Unaudited)	(Unaudited)
Cash, Cash Equivalents and Marketable Securities at Quarter End	$99,491,659	$55,259,194
Borrowings against the Line of Credit	—	3,000,000
Net Cash Used in Operating Activities	(59,087,308)	(892,626)
Net Cash Provided by (used in) Financing Activities	100,748,622	(483,583)
     During the thirty-nine weeks ended January 27, 2006, cash and cash equivalents increased by $60,816,000 to $99,492,000. In September 2005, we issued $125 million of senior subordinated convertible notes payable which provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 per share for a total of $9,993,200 (2) the net cost of $13 million of separate convertible bond hedge and common stock warrant transactions resulting in net cash proceeds of $98,257,000. In January 2006, we secured a $40 million line of credit against which no borrowings were made as of January 27, 2006. We received approximately $6,661,000 in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans during the thirty-nine weeks ended January 27, 2006. Net cash used by operating activities was $59,087,000 compared to $893,000 during the same period last year. The increase in cash used in operating activities was primarily the result of the increase in net loss relating to our U.S. TRD launch in fiscal year 2006 and associated increases in accounts receivable, inventories and other current assets in the current period as compared to the same period last year.
     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling about $1.3 million as of January 27, 2006. Although we have no firm commitments, we expect to make capital expenditures of approximately $6.5 million during fiscal year 2006 primarily to expand manufacturing capabilities and to enhance business infrastructure and facilities.
     The chart below reflects our current obligations under our material contractual obligations.

				Total
		Operating		Contractual
	Note Issuance (1)	Leases (2)	Other (3)	Obligations
Contractual Obligations:
Less Than One Year	$3,791,667	$3,006,195	$1,409,864	$8,207,726
1-3 Years	7,500,000	5,971,056	127,770	13,598,826
3-5 Years	7,500,000	2,896,874	—	10,396,874
Over 5 Years	132,458,333	––	—	132,458,333

Total Contractual Obligations	$151,250,000	$11,874,125	$1,537,634	$164,661,759

(1)	Consists of principal and interest obligations related to the 2005 Notes issuance.

(2)	Consists of operating lease obligations related to facilities and office equipment.

(3)	Reflects amounts we expect to expend in connection with sales, marketing and training events and debt applicable to acquisition of computer hardware and software.
     We believe our current cash, cash equivalents and capital resources will be sufficient to fund our current levels of operating needs and capital expenditures throughout fiscal 2007. Our liquidity could, however, be adversely affected by the “Factors Affecting Future Operating Results” discussed below.
Impact of New Accounting Pronouncements
     See Note 15 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.
Factors Affecting Future Operating Results
     In addition to the factors described above in this section and in the section of our Annual Report on Form 10-K entitled “Business,” the following additional factors could affect our future results and, as a result, our common stock price.
     Our common stock price constantly changes. Our common stock is traded on the NASDAQ National Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of common stock will continue to fluctuate. For instance, during the 52 weeks ended January 27, 2006, our stock has traded from a high of $47.77 to a low of $24.20 per share. The fluctuation in our stock price is caused by a number of factors, some of which are beyond our control, including:
•	quarterly variations in our sales and operating results;

•	national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and others;

•	federal and state enforcement initiatives related to medical device companies;

•	regulatory activities and announcements;

•	results of studies regarding the safety and efficacy of our VNS Therapy treatment for various indications including epilepsy, depression, Alzheimer’s Disease, anxiety and other disorders;

•	announcements of significant contracts, acquisitions, or capital commitments;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in market valuations of medical device companies in general;

•	additions or departures of key personnel;

•	sales or purchases of common stock by us, our officers and members of our Board of Directors; and

•	changes in the general conditions of the economy.
     In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.
     We are not profitable now, and we have been profitable for only seven fiscal quarters since our inception. Through January 27, 2006, we have incurred a cumulative net deficit of $186 million. We continue to incur substantial expenses, including sales and marketing expenses related to our launch of VNS Therapy in TRD and to our re-launch of VNS Therapy in epilepsy, clinical expenses related to our commitment for post-market studies in the TRD indication, regulatory expenses related to our post-market surveillance and other regulatory obligations, manufacturing expenses, and general administrative expenses. We can provide no assurance that our revenues will grow or that our expenses will decline sufficient to enable us to become profitable in the future.
     Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline. Our consolidated results of operations may fluctuate significantly from quarter to quarter and may be below the expectations of security analysts. If so, the market price of our shares may decline. Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons, including the extent to which the VNS Therapy System gains market acceptance, the timing of obtaining marketing approvals for the VNS Therapy System for other indications, the timing of any approvals for reimbursement by third-party payers, the payment rates set and approved by third-party payers, the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts, our ability to retain qualified sales personnel and the availability of key components, materials and contract services, which may depend on our ability to forecast sales.
     We rely solely on sales of VNS Therapy Systems for our revenues and if sales of these Systems are not achieved for epilepsy or depression, our operating results will be severely harmed. Our product portfolio is limited to VNS Therapy Systems for two indications: as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. We cannot assure you that sales of the VNS Therapy System for the treatment of epilepsy will increase. In addition, we are currently limited to case-by-case approvals for reimbursement of the VNS Therapy System for the treatment of depression in the U.S. We cannot assure you that we will receive broader reimbursement approvals or otherwise be successful in commercializing the VNS Therapy System for the treatment of depression. The same uncertainty surrounds our efforts in anxiety disorders, Alzheimer’s Disease applications and other indications for which we currently do not have FDA approvals. Our inability to successfully commercialize the VNS Therapy System for depression and other indications could severely harm our future growth.

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
     Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price. As of January 27, 2006, we had approximately $125 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $3.8 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase further. We intend to fulfill our debt service obligations from earnings and our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financing sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. Our indebtedness could have significant additional negative consequences, including, without limitation:
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
     We may not be successful in our efforts to develop VNS Therapy for the treatment of other indications. We have recently reduced our efforts and investments in conducting or supporting studies to help us evaluate and potentially obtain regulatory approval for the use of VNS Therapy as a treatment for other neurological disorders. We cannot assure you that our study results will be positive. If our study results are positive, additional studies would likely be required to pursue regulatory approval. If our study results are not as we anticipate or if we receive no additional regulatory approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.
     We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy or depression, which could cause our sales to be lower than expectations. Market acceptance of the VNS Therapy System will depend on our ability to convince the medical community of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in approximately 36,000 patients, many physicians are still unfamiliar with this form of therapy. We believe that existing pharmacological therapies, surgery (for epilepsy) and electroconvulsive therapy (for depression) are the only other approved and currently available therapies competitive with the VNS Therapy System. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market epilepsy clinical research that will change physicians’ opinions or use of our product. We cannot assure you that sales will increase. We cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, financial condition and results of operations.
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
     Patient confidentiality and federal and state privacy laws and regulations may adversely impact our patient pull-through selling model. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Among other things, HIPAA establishes federal rules protecting the privacy and security of personal health information. The privacy and security rules address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. We intend to comply with applicable privacy and security standards. However, if we fail to comply with the applicable regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000. The HIPAA Privacy Rule became effective in April 2003 and the HIPAA Security Rule became effective in April 2005. In addition, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. The HIPAA Privacy Rule preempts a state privacy law only if the state privacy law is narrower in scope than the HIPAA Privacy Rule. Consequently, the applicable privacy rules can vary state by state, and the determination of the privacy rules applicable in any one state can be very difficult. In addition, prior to the HIPAA Privacy Rule, most states enacted statutes protecting the privacy of the mental health patients. Consequently, psychiatrists have long been sensitive to the confidentiality of mental health patients and their medical records. Even if our business model is compliant with the HIPAA Privacy Rule and the Texas privacy laws, it may not be compliant with the privacy laws of all states. The operation of our business involves the collection and use of substantial amounts of “protected health information,” including patient information provided by physicians to assist in the treatment of patients, information provided by patients themselves to assist them in scheduling surgery and confirming their eligibility for third-party reimbursement, patient information provided by hospitals in connection with their efforts to obtain third-party reimbursement, patient information collected by our Product Performance Department in the investigation of product complaints and the tracking of implanted devices. We endeavor to conduct our business as a “covered entity” under the HIPAA Privacy Rule and consistent with the Texas privacy laws, obtaining HIPAA-compliant patient authorizations where required to support the collection and use of patient information. We also sometimes act as a “business associate” for a covered entity. For example, we sometimes provide assistance to hospitals (covered entities) in connection with their requests for third-party reimbursement of VNS Therapy Systems and procedures. Despite extensive efforts to conduct our business as a covered entity under the HIPAA Privacy Rule, the Office of the Inspector General of the Department of Health and Human Services or another government enforcement agency may determine that our business model or operations are not in compliance with such law, which could subject us to penalties and could severely limit our ability to market and sell VNS Therapy under our existing business model and could harm our business growth and financial condition.
     We may be unable to obtain and maintain adequate third-party reimbursement on our product. Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree both to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received broad approval for the treatment of depression. In addition, periodic changes to reimbursement methodology for medical devices under the Medicare and Medicaid programs occur and may reduce the rate of increase in federal expenditures for health care costs. Such changes, as well as any future regulatory changes and the failure of the VNS Therapy System to continue to qualify for reimbursement under these programs, may have an adverse impact on our business. Health care, as one of the largest industries in the U. S., continues to attract substantial legislative interest and public attention. Congress and state legislatures are constantly reassessing the propriety of coverage for various health services and the payment level for such services. Certain reform proposals and other policy shifts, if enacted, could limit coverage for VNS Therapy or the reimbursement available for VNS Therapy from governmental agencies or third-party payers. Changes in Medicare, Medicaid and other programs, cost-containment initiatives by public and private payers, and proposals to limit payments and health care spending could have a significant negative impact on our future operating results.
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
     We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete. Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements, and for VNS Therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own treatment methods and other inventions used or for potential use in our products. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology or any commercial advantage to us. Further, the protection offered by the international patents is not as strong as that offered by the U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy.
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
     We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims. As an implantable medical device, the manufacture and sale of the VNS Therapy System entails the risk of product liability claims, which we have received from time to time in the ordinary course of business. We may be responsible for large deductibles for each claim, and our product liability coverage may not be adequate in scope or amount to cover judgments that may result from these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and our consolidated financial condition and results of operations.
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
     We are subject to federal and state laws governing our sales and marketing practices, and failure to adhere to these laws could result in substantial fines and other penalties. We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act and the HIPAA Privacy Rule, that govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute prohibits, among other things, the offering, payment, solicitation, or receipt of anything of value for (i) referring or arranging for the referral of patients to receive any items or services for which payment may be made under a federally funded health care program, including Medicare, Medicaid, and certain state health care programs; and (ii) the purchase or lease, or arranging for or recommending the purchase or lease, of any item or service for which payment may be made under a federally funded health care program. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the Office of Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice. Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (i) knowingly presents a false or fraudulent claim for payment to the U.S. government; (ii) knowingly uses a false record or statement to obtain payment; or (iii) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a false claims action, be liable for monetary fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case. In 2004, we adopted a healthcare law compliance program, including our Business Practice Standards, which is a set of policies that embody the AdvaMed Code of Ethics for Interactions with Health Care Professionals. In January 2006, we adopted significant revisions to our Business Practice Standards that we believe more thoroughly address our compliance risks. We endeavor to conduct our business in compliance with our Business Practice Standards and to ensure continued compliance through regular education of the Company’s employees, regular audits of employee activities, and appropriate responses to violations of the Business Practice Standards. Although we believe that these efforts have been successful and that we are in compliance with our policies and the healthcare laws, given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel employed by the Company, violations of our policy and the law could occur. We could be subject to investigation by the Office of the Inspector General of the Department of Health and Human Services or the Department of Justice. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of our products from Medicare and Medicaid reimbursement.
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
     If we fail to manage our growth effectively, our ability to maintain our costs or capture new business could suffer. In connection with the commercialization of the VNS Therapy System in the U.S. for TRD, we have made significant changes to our organization, including an initial scale up in personnel from February 2005 through July 2005 of approximately 50% and a subsequent reduction in personnel of 11% in February 2006. Such activities have placed, and may continue to place a significant strain on our resources and operations. Our ability to manage such growth effectively will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. If we fail to manage our growth effectively, our business will suffer.
     The Senate Finance Committee (SFC) published a Committee Staff Report on February 16, 2006 entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report notes that a senior FDA official approved our VNS Therapy System for TRD despite the conclusion of more than 20 FDA scientists, medical officers, and management staff who reviewed our application that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in TRD. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for TRD and that the FDA has not ensured that the public has all of the accurate, science-based information regarding the VNS Therapy System for TRD it needs. The report does not accuse us of any misconduct and does not conclude that FDA violated any law, regulation or procedure by approving VNS Therapy for TRD. The report follows a year-long investigation conducted by the staff of the Senate Finance Committee, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information. We are unable to provide assurance at this time as to any further action that may be taken by the SFC or its staff in regard to this matter.
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
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in commercial paper and our $40 million credit facility. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates would not have a material impact on our consolidated results of operations.
     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the thirteen weeks ended January 27, 2006 would have been favorable by approximately $223,000 or 1.50%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the thirteen weeks ended January 27, 2006 would have been unfavorable by approximately $256,000 or 1.8%. For the thirty-nine weeks ended January 27, 2006, using the same 10% parameter in our sensitivity analysis, the favorable impact would have been $743,000 or 1.3% and $717,000 or 1.3% unfavorable.

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

     The lead plaintiffs filed a consolidated amended complaint on November 30, 2005. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding Cyberonics’ Vagus Nerve Stimulation Therapy System device (the VNS Device) as a therapy for treatment-resistant depression (TRD). Lead plaintiffs allege that the defendants failed to disclose that the U.S. Food and Drug Administration (FDA) had safety and efficacy concerns about the use of the VNS Device for the treatment of depression, that the defendants misrepresented the size of the market and the economic need for the VNS Device, that the defendants misrepresented the chances for FDA approval of the VNS Device for TRD, that the defendants falsely said FDA would not inspect Cyberonics’ manufacturing facility in connection with its Pre-Market Approval application, that the defendants responded in a false and misleading fashion to FDA’s December 22, 2004 warning letter and that the defendants responded in a misleading fashion to merger overtures from Advanced Neuromodulation Systems, Inc. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired Company securities during the period June 15, 2004 through October 1, 2004. The complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.
     On January 30, 2006, the defendants filed a motion to dismiss the consolidated amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. Under the current scheduling order, lead plaintiffs have 60 days to respond to the motion, and defendants will have 45 days after lead plaintiff’s response to file a reply. We intend to vigorously defend against this lawsuit, however, an adverse result in these lawsuits, or related lawsuits, could have a material adverse effect on us, our financial consolidated condition, results of operations and cash flows.

ITEM 6.	EXHIBITS
(a)	Exhibits
10.1	Credit Agreement dated January 13, 2006 between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 19, 2006).

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.

	BY:	/s/ PAMELA B. WESTBROOK
Pamela B. Westbrook
Vice President, Finance and Administration
and Chief Financial Officer (Principal
Financial and Accounting Officer)
Date: March 6, 2006

INDEX TO EXHIBITS
Exhibits
10.1	Credit Agreement dated January 13, 2006 between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 19, 2006).

31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.