Form 10-K
period 2006-04-28
CYBERONICS INC
filed 2007-01-05
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2006

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
Common Stock, $.01 Par Value
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 27, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was based upon the last sales price reported for such date on the NASDAQ Global Market, approximately $225 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
      At December 18, 2006, 25,711,387 shares of common stock were outstanding.

PART I
Item 1.	Business	6
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	55

PART III
Item 10.	Directors and Executive Officers of the Registrant	55
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions	72
Item 14.	Principal Accountant Fees and Services	73

PART IV
Item 15.	Exhibits and Financial Statement Schedules	74
License Agreement
License Agreement
Lease Agreement
Release Agreement
Amendment to Stock Option Agreement
Stand Alone Stock Option Agreement
Employment Agreement - Michael A. Cheney
Stock Option Agreement
Indemnification Agreement
Letter Agreement re Advancement of Attorney's Fee
Officer Stock Option Plan Agreement
Employment Agreement - William Steven Jennings
Stock Option Agreement
Amendment to Stock Option Agreement
Employment Agreement - Shawn P. Lunney
Release Agreement
Indemnification Agreement
Officer Stock Option Plan Agreement
First Amendment to Employment Agreement - George e. Parker
Stand Alone Stock Option Agreement
Employee Restricted Stock Agreement
Employment Agreement - Richard L. Rudolph, M.D.
Stock Option Agreement
First Amendment to Employment Agreement - Randal L. Simpson
Stock Option Agreement
Employment Agreement - Pamela B. Westbrook
Letter Agreement re Advancement of Attorney's Fee
Indemnification Agreement
First Amendment to Employment Agreement - David S. Wise
New Employee Equity Inducement Plan Agreement
Form of Indemnification
Form of Amendment to Director Stock Option Agreement
Form of Stock Option Agreement
Form of Stock Option Agreement
Form of Employee Restricted Stock Agreement
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

      In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe NV).

EXPLANATORY NOTE
      In this Annual Report on Form 10-K, we are restating prior fiscal periods to reflect additional stock-based compensation expense relating to stock option grants made during the period from fiscal years 1994 through 2006. The effects of these restatements are reflected in the consolidated financial statements and other financial data, including quarterly data, included in this Form 10-K. None of the restatements have any impact on net cash provided by (used in) operating activities. For additional information, see “Note 1. Restatements” in the Notes to the Consolidated Financial Statements. Additionally, we have included under “Item 6. Selected Financial Data,” restated financial information for the fiscal years 2002 through 2005, and under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Information,” restated quarterly financial information for each interim period during fiscal years ended April 28, 2006 and April 29, 2005. Selected restated quarterly financial information is also presented in “Note 19. Quarterly Financial Information — Unaudited” in the Notes to the Consolidated Financial Statements for fiscal years 2006 and 2005. Other disclosures contained in the Quarterly Reports on Form 10-Q for fiscal years 2006 and prior have not been amended and should no longer be relied upon.
      On June 8, 2006, a published analyst research report raised questions about certain stock options granted to some of our officers and employees. On June 9, 2006, we were informed by the Staff of the United States Securities and Exchange Commission (“SEC”) that the Staff had initiated an informal inquiry into our stock option grants. Thereafter, we received a subpoena dated June 26, 2006 from the Office of the U.S. Attorney for the Southern District of New York (“U.S. Attorney”) seeking documents related to our stock option grants. We have fully cooperated with both of those governmental investigations, which remain ongoing.
      We initiated our own internal investigation into these matters. On June 26, 2006, our Board of Directors designated the Audit Committee, which consists entirely of independent directors, to undertake a review of our stock option grants and related practices, procedures and accounting during the period 1993 through the conclusion of this investigation. The Audit Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by counsel. The Audit Committee concluded that certain stock options granted principally during the period 1998 to 2003 were not accounted for correctly in accordance with Generally Accepted Accounting Principles applicable at the time the grants were issued. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, on November 18, 2006, our Board concluded that the errors were material and that we needed to restate our historical financial statements to record non-cash charges for compensation expense relating to past stock option grants.
      Based on the Audit Committee’s investigation, we have determined that the accounting for certain stock option grants to employees, officers and directors during certain periods was incorrect primarily due to the following circumstances: (1) the approval date of the grant occurred subsequent to the actual grant date, (2) existence of multiple documents with different dates evidencing approval for the same grants, (3) the cancellation and reissuance of certain stock option grants at a different price than the original grant and (4) the failure to properly record certain stock option grants issued to non-employees. As a result, we are required to record non-cash adjustments for additional stock-based compensation expense in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” These non-cash charges had no impact on previously reported revenues, cash or cash equivalents or total assets. Refer to “Note 1. Restatements,” in the Notes to the Consolidated Financial Statements for additional information.

      The following table discloses the impact of additional pre-tax non-cash charges for stock-based compensation expense on net earnings (loss) for the fiscal years 1994 through 2005.

Restatement Impact
In Statement of
Fiscal Year	Operations(1)

1994	$(4,667)
1995	(29,641)
1996	(40,189)
1997	(116,709)
1998	(245,233)
1999	(419,229)
2000	(678,124)
2001	(936,379)
2002	(2,093,214)
2003	(5,276,786)
2004	(2,141,571)
2005	(6,391,159)

Total	$(18,372,901)

(1)	There is no tax effect in the restatement due to the deferred tax valuation allowance.
      The total restatement impact, through fiscal year ended April 29, 2005, is approximately $18.4 million of additional pre-tax non-cash stock-based compensation expense. This amount exceeds the $10 million estimate disclosed in our Form 8-K filed on November 20, 2006, and reflects the results of additional review of the findings in the investigation and discussions with our independent registered public accountants regarding accounting treatment for restated stock option grants.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
      This Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “expect,” “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “could,” “possible,” “plan,” “project,” “forecast,” and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, product development programs, clinical and new indication development programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties, which include, but are not limited to:

•	continued market acceptance of our VNS Therapy Systemtm(“VNS Therapy System”) and sales of our product;

•	refusal by third-party payers to cover or adequately reimburse Vagus Nerve Stimulation (“VNS”) Therapy (“VNS Therapy”) for treatment-resistant depression (“TRD”);

•	intellectual property protection and potential infringement claims;

•	maintaining compliance with government regulations;

•	obtaining necessary government approvals for new applications and retaining governmental approvals for existing applications;

•	product liability claims and potential litigation;

•	reliance upon single suppliers and manufacturers for certain components;

•	the development, satisfactory completion and results of clinical trials and/or market tests of the VNS Therapy System for the treatment of epilepsy, TRD or other disorders;

•	the accuracy of management’s estimates of future sales, expenses, and capital requirements;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in market valuations of medical device companies in general;

•	additions or departures of key management personnel;

•	changes in the general condition of the economy;

•	possible acceleration of our convertible note debt;

•	maintaining adequate insurance at economical rates;

•	our ability to retire or refinance our debt at or before its maturity, which could be affected by conditions in financial markets or our financial position, and our ability to obtain any replacement long-term financing on terms as favorable to us, if at all;

•	the results of the previously disclosed inquiries by the SEC staff and the U.S. Attorney;

•	the impact of the restatement of our financial statements and any other actions that might be taken or required as a result of such inquiries or the review by the Audit Committee of our stock option grants, procedures, and practices, including a default under our credit facility or debt instruments;

•	the potential identification of new material weaknesses in our internal controls over financial reporting;

•	risks and costs associated with the governmental inquiries or the Audit Committee review and any litigation relating thereto or to our stock option grants, procedures, and practices (including the previously disclosed private litigation);

•	uncertainties associated with our efforts to regain compliance with the requirements of the NASDAQ Panel to avoid possible delisting of the Company’s stock from NASDAQ for failure to file timely periodic reports with the SEC;

•	uncertainties associated with any appeal concerning any possible delisting by NASDAQ; and

•	uncertainties associated with stockholder litigation.
      No forward-looking statements can be guaranteed to be accurate and actual outcomes may vary materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results, unless required by law.

PART I

Item 1.	Business
General
      Cyberonics, Inc. is a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, VNS Therapy, for the treatment of epilepsy, TRD and other debilitating neurological or psychiatric diseases and other disorders. VNS Therapy consists of the electrical stimulation of the vagus nerve with an implantable device.
      Our mission is to improve the lives of people touched by epilepsy, depression and other chronic disorders that may prove to be treatable with our VNS Therapy System. To achieve this mission, our plan is to become the market leader in neuromodulation by:

•	satisfying the urgent unmet medical need in TRD and developing and expanding our intellectual property, regulatory and market franchise in the global TRD market;

•	repositioning VNS Therapy in a unique, defensible market position in epilepsy to rejuvenate growth and accelerate penetration of the global epilepsy market; and

•	focusing our financial resources to develop and expand future revenue growth.
      The United States Food and Drug Administration (“FDA”) approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, Europe, South America, Africa, India, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. In July 2005, FDA also approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Union countries and Canada approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.
      Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of epilepsy. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. Absent favorable coverage policies from governmental and commercial payers, we have been obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Our long-term growth is highly dependent upon progress in obtaining case-by-case approvals and favorable regional and national coverage policies from third party payers in the use of VNS Therapy to treat TRD.
      Our clinical development program has included pilot and pivotal studies in using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent TRD in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s Disease, anxiety disorders, chronic headache, bulimia and other disorders. These studies have been conducted to determine the safety and effectiveness of VNS Therapy and to determine new indications that might be considered for pivotal studies (an important component of our clinical research activities).
      Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. For the period from inception through April 28, 2006, we incurred a cumulative net deficit of approximately $207 million. We anticipate increasing investments in post-approval clinical studies in epilepsy and depression.
Epilepsy
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

Epilepsy Market Overview
      Epilepsy is the second most prevalent neurological disorder. It is estimated that approximately 2.8 million individuals in the U.S. have epilepsy, with approximately 150,000 new cases diagnosed each year, and that there are in excess of 3.3 million individuals with epilepsy in Western Europe and Japan, with over 210,000 new cases diagnosed each year. In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 30% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. The medical, psychological, sociological and financial implications of refractory epilepsy can be profound for individuals and their families. Seizures can be severely debilitating and may result in major irreversible morbidity which consists of lasting complications or side effects. Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness and death as a result of severe seizures. Personal implications of epilepsy may include suffering the side effects of antiepileptic drugs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver’s license.

Traditional Epilepsy Therapies
      Traditionally, there have been two courses of treatment available to persons suffering from epilepsy: drug therapy and surgery. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. When drug therapy is not effective, the other traditional treatment alternative has been surgical removal of the portion of the brain where seizures originate. Surgical treatment of epilepsy has been proven safe and beneficial for a limited number of patients. Approximately 3,000 epilepsy surgeries are performed per year in the U.S.
      Researchers are currently exploring the use of other treatments to control epilepsy, including direct deep brain stimulation (“DBS”). This treatment involves implanting electrodes in discrete focal areas of the basal ganglia and delivering a current via a computer controlled impulse generator implanted beneath the skin. Another treatment under investigation is the Responsive Neurostimulator System (“RNStm”), which is designed to suppress seizures before symptoms appear. The neurostimulator is surgically implanted in the patient’s skull and is connected to electrode wires that are either implanted within the patient’s brain or placed on the brain surface in the area of presumed seizure origin. The device monitors brain waves and, upon identifying the “signature” of a seizure onset, delivers an electric current to the patient’s brain to suppress the seizure. These treatments are in the investigation stage and do not currently compete with VNS Therapy.

VNS Therapy for Epilepsy
      To date, over 42,000 patients have accumulated in excess of 150,000 patient years of treatment experience with the VNS Therapy System.

      Improvements in Disease Symptoms. In our two randomized, parallel, double-blind active control studies, the treatment groups reported a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data, derived from an uncontrolled protocol, on the 440 patients in five studies suggest that efficacy is maintained and, for many patients, improves over time when the VNS Therapy System is used as an adjunctive therapy with drugs as part of a patient’s optimized long-term treatment regimen. Analysis of this pooled data showed that the median percent seizure reduction increased from 20% in the first three months to 44% after 24 months of treatment and was sustained at that level at 36 months.
      Side Effects. In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. The side effects include hoarseness, coughing, a feeling of shortness of breath, difficulty swallowing and throat or neck discomfort. The VNS Therapy System has not typically been associated with the debilitating central nervous system side effects that frequently accompany antiepileptic drugs. Additionally, side effects typically decrease over time.
Depression
      In July 2005, FDA approved VNS Therapy as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent TRD in a major depressive episode and who have not responded to at least four adequate antidepressant treatments.

Depression Market Overview
      Major depressive disorder is one of the most prevalent and serious illnesses in the U.S. It affects nearly 19 million Americans 18 years of age or older every year. Depression is the second leading cause of disability for the general population and is the leading cause of disability for American women. Depression interferes with a person’s ability to function, feel pleasure or maintain interest in everyday living. It is associated with increased mortality due to suicide and co-morbid general medical conditions, including heart disease and lung disease. Total annual costs for depression in the U.S. exceed $80 billion, including $30 billion in annual direct treatment costs.
      Standard treatment modalities for depression include antidepressant drugs, psychotherapy and electroconvulsive therapy (“ECT”). First-line therapy often consists of an antidepressant drug. For patients who do not respond adequately to initial antidepressant treatment, physicians will often switch to a different drug or use two drugs in combination. Physicians usually reserve ECT for patients who have not had an adequate response to multiple trials of antidepressant drugs or when they determine a rapid response to treatment is desirable.

VNS Therapy for Depression
      Prior to the 2005 FDA approval of the VNS Therapy TRD indication, we conducted four clinical studies in patients with major depressive episodes that had not responded to standard treatments:

•	a 60-patient open-label pilot study (“D-01”) that included long-term follow-up;

•	a 235-patient randomized, double-blind, placebo-controlled study (“D-02”) with long-term open-label follow-up;

•	an open-label post-marketing study in Europe (“D-03”); and

•	a 127-patient observational study of treatment-resistant depressed patients receiving standard-of-care treatment but no VNS Therapy (“D-04”).
      Clinical Study Results. The short-term placebo-controlled D-02 study showed a non-significant trend favoring adjunctive VNS Therapy over placebo. The long-term, uncontrolled phase of the D-02 study showed that response and remission rates (remission being a complete or near complete absence of depressive symptoms) and clinical benefit increased over one year of adjunctive VNS Therapy and then remained stable over the second year of treatment. After one year of adjunctive VNS Therapy, about one in three patients had responded and one in six had achieved remission. More than 50% of patients at 12 months of adjunctive VNS Therapy reported at least a meaningful prospectively-defined clinical benefit as measured by the Hamilton Rating Scale for Depression (“HRSD”) and defined as a 25% or greater improvement in depressive symptoms.
      A significant finding of the pivotal study (“D-02”) was that most patients who responded while receiving adjunctive VNS Therapy maintained that response at the one- and two-year evaluations; 60% of the patients who responded after three months of adjunctive VNS Therapy still responded at one year; and 70% of the three-month responders responded at the two-year evaluation. For patients who were responders at the one-year evaluation, 69% responded at two years.
      Effectiveness was further demonstrated by comparing the D-02 study outcomes over 12 months of adjunctive VNS Therapy with outcomes from a large group of non-randomized control patients who were treated for 12 months with standard antidepressant treatments but no VNS Therapy. The patients in the control study group (“D-04”), and the patients receiving adjunctive VNS Therapy in the D-02 study could receive any FDA-approved antidepressant treatment, but only the D-02 study patients received VNS Therapy. The results comparing adjunctive VNS Therapy and standard antidepressant treatment (sometimes referred to as “treatment as usual”) showed that the patients receiving adjunctive VNS Therapy had significantly more improvement in depressive symptoms, significantly higher response rates, significantly higher rates of remission, and a significantly higher rate of maintained response than did the patients who received treatment as usual without VNS Therapy.
      VNS Therapy was generally well-tolerated in the depression clinical studies. The most commonly reported adverse events were well-known side effects of the therapy and included voice alteration, increased cough, neck pain, shortness of breath and difficulty swallowing. These common side effects tended to occur during stimulation, tended to be reported as mild or moderate, and tended to be reported less frequently over time.

Post FDA Approval Study Commitments
      We have committed to FDA as part of post-market surveillance to undertake and we have commenced enrollment in a 460-patient dosing study and a 2,000-patient five-year TRD registry, to include 1,000 patients treated with adjunctive VNS Therapy. The dosing study will randomize patients to one of three different VNS dosages to help determine the optimum VNS dosage settings for patients. The patient registry will follow VNS Therapy-treated patients for up to five years. One of the primary objectives of the registry will be to help determine if there are specific predictors for which patients benefit most (or least) from VNS Therapy.
Clinical Research Studies
      We are conducting post-marketing studies in refractory epilepsy and TRD. We have also funded a variety of mechanism-of-actions studies to improve the fundamental understanding of how VNS Therapy works. These studies may help identify additional potential applications for VNS Therapy. Based on its known central nervous system effects and observed clinical effects, VNS Therapy may be useful for treating a variety of disorders. Accordingly, our patent portfolio includes many potential additional uses for VNS Therapy. We have conducted or supported small animal studies or human pilot studies for the treatment of Alzheimer’s Disease, anxiety disorders, bulimia, chronic headache, alcoholism, atrial arrhythmias, chronic pain, obesity and traumatic head injury. We expect to continue to invest in similar research activities as appropriate.
VNS Therapy System
      VNS Therapy is the first treatment approved by FDA for both medically refractory epilepsy and TRD. The safety profiles for VNS Therapy and the VNS Therapy System, including the implant procedure, are well established in clinical studies of refractory epilepsy and TRD and in commercial use in over 42,000 patients with over 150,000 total patient years of experience.

      The VNS Therapy System is a proprietary, integrated system consisting of an implantable generator that delivers an electrical signal to an implantable lead attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism of action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in blocking seizures and results in persistent or carryover antiepileptic effects, which increase with chronic intermittent stimulation. The mechanism of action research associated with our TRD studies has shown stimulation of the left vagus nerve results in modulation of areas of the brain thought to be important in the regulation of mood.
      The VNS Therapy System consists of a pulse generator, a bipolar lead, a programming wand and software and a tunneling tool. The pulse generator and bipolar lead are surgically implanted in a procedure that takes from 30 to 90 minutes, during which time the patient is under general, regional or local anesthesia. The pulse generator is surgically implanted in a subcutaneous pocket in the upper left chest. The bipolar lead is connected to the pulse generator and attached to the vagus nerve in the lower left side of the patient’s neck. The patient is generally admitted to the hospital on the day of surgery and discharged the same or following day.
      The VNS Therapy System delivers VNS on a chronic, intermittent basis. The initial standard stimulation parameters that we typically recommend are a 30-second period of stimulation, which we refer to as ON time, followed by a five-minute period without stimulation, which we refer to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and stimulation ON and OFF intervals of the pulse generator can be programmed non-invasively and adjusted by the treating physician with a personal or handheld computer using our programming wand and software. In addition, the patient can use a small, handheld magnet provided with the pulse generator to manually activate or deactivate stimulation. On-demand therapy can be useful for those epilepsy patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide patient control of stimulation side effects by allowing the patient to deactivate stimulation temporarily.
      Pulse Generator. The pulse generator is an implantable, programmable signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The pulse generator is a battery powered device. Upon depletion of the battery, the pulse generator is removed and a new generator is implanted in a short, outpatient procedure using local anesthesia.
      Bipolar Lead. The bipolar lead conveys the electrical signal from the pulse generator to the vagus nerve. The lead incorporates electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead’s two electrodes and anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest where it attaches to the pulse generator. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.
      Programming Wand and Software. Our programming wand and proprietary software are used to interrogate the device and to transmit programming information from a personal or handheld computer to the pulse generator via electromagnetic signals. Programming capabilities include modification of the pulse generator’s programmable parameters (pulse width, amplitude, frequency and ON and OFF intervals) and storage and retrieval of telemetry data.
      Tunneling Tool. The tunneling tool is a single use, sterile, disposable surgical tool designed to be used during surgical placement of the bipolar lead. The tool is used for subcutaneous tunneling of the lead assembly between the nerve site in the neck and the pulse generator site in the chest.
      Accessory Pack. The Accessory Pack includes two resistor assemblies used to test the function of the device prior to implantation, the bipolar lead tie-downs and one hex screwdriver.

      The implant procedure, including the cost of the device (approximately $17,000 for a Model 102 VNS Therapy System), hospital charges and physician fees, generally costs between $20,000 and $35,000.
Manufacturing and Sources of Supply
      Our manufacturing operations are required to comply with FDA’s Quality System Regulation (“QSR”), which incorporate the agency’s former Good Manufacturing Practices regulations. The QSR is promulgated under section 520 of the Food, Drug and Cosmetic Act. It requires that manufacturers have a quality system for the design and production of medical devices. The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. Thus, the QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized KEMA Registered Quality, Inc. (“KEMA”) to ensure that we are in compliance with the requirements of International Standards Organization 13485:2003, “Medical devices — Quality management systems — Requirements for regulatory purposes” and the European Council Directive 90/385/ CEE relating to Active Implantable Medical Devices (“AIMD”). KEMA is a Notified Body within the scope and framework of the European Council Directive 90/385/ CEE relating to AIMD. We are audited by KEMA on an annual basis, respectively, for such compliance.
      The Model 102 VNS Therapy Pulse Generator is similar in design and manufacture to a cardiac pacemaker. The Model 102 is comprised of one printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is laser welded. A header to which the bipolar lead connects is added and each unit is subject to final release testing prior to being sterilized.
Marketing and Sales

United States
      We market and sell our products for refractory epilepsy and treatment-resistant depression through a direct sales force in the U.S. Our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among epileptologists and neurologists who treat refractory epilepsy, psychiatrists who treat TRD, implanting surgeons, nurses, third-party payers, and patients and their families.
      To reach each of these groups, we are using a specialized sales force consisting of sales personnel with medical device, pharmaceutical, or nursing experience; reimbursement specialists experienced in obtaining third-party coverage and payments for new medical technologies; account executives and field clinical engineers experienced in obtaining, training and maintaining adequate surgical capacity for implanting the VNS Therapy System; marketing teams experienced in educational and promotional marketing programs; and case managers experienced in patient education and insurance verification and authorization issues. In addition to our direct selling activities, we facilitate and support peer-to-peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.
      On July 15, 2005, FDA approved VNS Therapy as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent treatment-resistant depression in a major depressive episode and who have not responded to at least four adequate antidepressant treatments. Throughout fiscal 2006, we focused the efforts of our organization on the U.S. launch in TRD, and we structured our sales and case management organization to support anticipated sales demand in both the epilepsy and depression markets. Although patient and physician demand was strong, our actual sales did not increase to the extent anticipated due to a particularly challenging reimbursement environment. In fiscal 2007, we have not experienced and do not anticipate any meaningful sales growth until such time as we obtain favorable coverage policies for VNS Therapy in TRD.

International
      We market and sell our products through a combination of a direct sales force in certain European countries and distributors elsewhere. The VNS Therapy System is currently sold by a direct sales force in Austria, Belgium, Denmark, France, Germany, Italy, Luxemburg, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. We have distribution agreements with independent distributors covering a number of other countries, principally in Europe, Asia, South Africa, Australia, Mexico, South America and Canada. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. Under the terms of the distributor agreements, no product return rights are granted to the distributor and no additional product performance issues exist for us after shipment to the distributor. Pricing is generally fixed under the terms of the distribution agreements, but may change at our election, with as little as 30 days prior notice under most agreements. Sales incentives, if provided, are recorded as a reduction of net sales in the same period revenue is recognized.
Third-Party Reimbursement
      Our ability to expand the commercialization of the VNS Therapy System successfully depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, more than 99% of requests for VNS Therapy coverage and reimbursement for epilepsy are approved. VNS Therapy for the treatment of epilepsy has been recommended and/or adopted by most payers across the U.S., including Aetna, BlueCross BlueShield Technology Evaluation Center, CHAMPUS, Kaiser Permanente, Centers for Medicare & Medicaid Services (“CMS”) and most state Medicaid programs. The favorable coverage, coding and reimbursement decisions for VNS Therapy in the treatment of refractory epilepsy have established a foundation for obtaining favorable reimbursement decisions for VNS Therapy for TRD. Universal coverage for VNS Therapy for refractory epilepsy, existing coding for the VNS Therapy System implant and related dose adjustment procedures, payment rates for hospitals, surgeons and prescribing physicians are already in place. Additionally, the hospitals that purchase the VNS Therapy System and the implanting surgeons are largely the same for both refractory epilepsy and TRD. We are actively pursuing similar favorable coverage decisions to expand reimbursement to include VNS Therapy for the treatment of TRD, but can provide no assurance as to the timing or likelihood of our obtaining such coverage.
      In deciding to cover a new therapy, payers base their initial coverage decisions on several factors including, but not limited to, the status of FDA’s review of the product, National Coverage Determinations by CMS as well as Local Coverage Determinations by Medicare contractors, BlueCross BlueShield Technology Evaluation Center recommendations, the product’s safety and efficacy, the number of studies performed and peer-reviewed articles published with respect to the product and how the product and therapy compare to alternative therapies. Our Reimbursement Department is available to assist hospitals and physicians with reimbursement questions. Regional Reimbursement Managers and Reimbursement Case Managers are available through our Reimbursement Hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis and/or policy level.
      The success of reimbursement for any new medical device therapy also depends on specific codes that physicians, surgeons and hospitals use to bill for their services. Medical services provided in conjunction with VNS Therapy have specifically approved codes for physicians, surgeons and hospitals to submit claims for their services. In making decisions about reimbursement amounts, payers typically reimburse for the costs of newly covered devices and services using the standard methods they employ for other products and services already covered. Many private insurers and managed care plans use a variety of payment mechanisms including, but not limited to, discounted charges, per diem amounts, resource-based payment scales, medical surgical case rates, contracted amounts and reimbursement of costs. We have found that many of these same payment mechanisms have provided reimbursement levels for VNS Therapy and related services that physicians and hospitals view as adequate to support use of VNS Therapy.

Medicare
      Effective July 1, 1999, CMS (formerly the Healthcare Financing Administration) issued National Coverage Policy Transmittal 114 (CIM Section 60-22). Under the policy, VNS Therapy is covered for patients with medically refractory partial onset seizures for whom surgery is not recommended or for whom surgery has failed. Currently, Medicare accounts for a total of 20% to 25% of the epilepsy patients implanted with VNS Therapy. The Medicare program uses different payment mechanisms to reimburse for procedures performed in different settings. For outpatient implants, Medicare introduced on August 1, 2000 a new prospective payment system based on Ambulatory Payment Classifications (“APCs”). Effective January 1, 2004, Medicare approved a new APC Code 0039 for implantation of neurostimulators. For inpatient implants, Medicare uses a fixed-payment method, which is an all-inclusive prospective amount known as Diagnosis Related Groups (“DRG”). Under current DRG groupings, hospital inpatient procedures for implanting the VNS Therapy System are assigned to one of two different DRGs based on whether or not the patient has complications or coexisting severe medical problems, also referred to as co-morbidities. In our experience, more than 90% of the VNS Therapy implants are implanted in the outpatient setting. Reimbursement codes are already in place to pay for the cost of the device implantation and the surgeon implant fees, both of which are identical in the treatment of refractory epilepsy and TRD. Existing prescriber codes for device interrogation and dosage adjustment currently cover medical professionals in the epilepsy medical community.
      In September 2005, the CPT Coding Committee issued clarifying guidance that the same codes should be used both for epilepsy and TRD. We are actively working with the CMS and numerous state Medicaid programs and large private payers to revise their existing VNS Therapy coverage policies to include TRD patients who have been either (1) previously treated with or refused treatment with ECT or (2) previously hospitalized for depression. The first CMS public comment period was completed in September 2006. During that 30-day period, CMS received more than 1,300 comments supporting coverage of VNS Therapy for TRD and fewer than 10 negative comments.

Medicaid
      Medicaid programs generally cover hospital inpatient and outpatient services that are medically necessary and appropriate. Currently, Medicaid accounts for 20% of patients implanted with the VNS Therapy System. Most state Medicaid agencies have developed their own coverage policy for VNS Therapy or have adopted the National CMS coverage policy. In many cases, prior authorization is required. Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so vigilant and ongoing work is necessary to ensure continued access and acceptable reimbursement for patients covered by Medicaid programs. Reimbursement codes are already in place to pay for the cost of the device implantation and the surgeon implant fees, both of which are identical in the treatment of refractory epilepsy and TRD. Existing prescriber codes for device interrogation and dosage adjustment currently cover medical professionals in the epilepsy medical community. In September 2005, the CPT Coding Committee issued clarifying guidance that the same codes should be used both for epilepsy and TRD.

Private Payers
      Private payers generally also cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, private payers (commercial, managed care and other third-party payers) account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or adopted the National CMS coverage policy for use of VNS Therapy in epilepsy. Reimbursement mechanisms vary by plan.
      While we believe the clinical evidence supporting VNS Therapy for TRD should be adequate to convince private payers to provide coverage, approval is subject to each payer’s assessment program. We are actively working with private payers to gain approval of coverage for VNS Therapy in TRD, but we cannot give any assurances that private payers will expand coverage for VNS Therapy in TRD.
      Although the VNS Therapy System has been approved for commercial distribution in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes until reimbursement approvals are achieved in these countries. We are continuing to pursue appropriate reimbursement approvals in these countries.
Product Development
      Our product development efforts are directed toward improving the VNS Therapy System and developing new products that provide additional features and functionality while improving cost effectiveness. In fiscal year 2003, we received approval for a new family of products represented in the Model 102 System, including the VNS Therapy System Pulse Model 102 Generator, VNS Therapy Lead Model 302, Model 250 VNS Therapy System Programming Software, Version 4.6 for use with the laptop programming system, the Model 250 VNS Therapy Programming Software Version 6.1 for use with a handheld programming system, VNS Therapy Tunneler Model 402 and VNS Therapy Accessory Pack Model 502. In fiscal year 2004, we introduced the Model 102R Generator with a dual pin connector to provide the current generator technology for end of service replacement patients.
      On May 19, 2005, we received approval from KEMA Medical, our European Regulatory Notified body, to market our DEMIPULSEtm (formerly, Model 103) and DEMIPULSE DUOtm (formerly, Model 104) VNS Therapy System generators in the member countries of the European Union for the approved epilepsy and depression indications for use. The DEMIPULSEtm generator is the next generation single connector VNS Therapy System generator for use in new patients, and the DEMIPULSE DUOtm generator is the next generation dual-connector VNS Therapy System generator for use in patients who have elected replacement of their previous dual-connector generator at the end of its battery life. Both the DEMIPULSEtm and DEMIPULSE DUOtm generators are capable of delivering greater functionality and are smaller and lighter than the previous models. We anticipate submitting the PMA-S for both the DEMIPULSEtm and the DEMIPULSE DUOtm generators to FDA and initiating a limited release in fiscal 2007. The introduction of this new model is not currently expected to contribute significantly to sales.
      The VNS Therapytm PERENNIAtm Lead (formerly, Model 303 Lead) was approved by FDA on May 4, 2006 and by KEMA Medical on August 22, 2006. The lead is currently in a limited commercial release. Functionally, the new lead is the same as its reliable predecessor, the Model 302 Lead, but incorporates a new design and is constructed from more durable components. Mechanical tests conducted in a laboratory setting have shown the PERENNIAtm Lead to be more robust than its predecessor.
      We received approval for Model 250, Version 7.1 software from KEMA in May 2006 and from FDA in July 2006. We are conducting ongoing product development programs to design improvements in the VNS Therapy System pulse generator, the bipolar lead and software enhancements. We will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of new and improved products.
Competition
      We believe that in the fields of refractory epilepsy and TRD, existing and future drug therapies are and will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies for the treatment of partial seizures and TRD. Medtronic, Inc., for example, continues to conduct clinical studies involving an implantable signal generator used with an invasive deep brain probe for the treatment of neurological disorders including depression, and has received FDA approval for the device for the treatment of essential tremor and Parkinson’s Disease. We could also face competition from other large medical device and pharmaceutical companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy or TRD than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic and depression drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System non-competitive or obsolete.
      We believe that the primary competitive factors within the epilepsy and TRD treatment markets are the efficacy and safety of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement for the treatment of epilepsy, quality of life improvements and product reliability. We also believe that the VNS Therapy System compares favorably with competitive products as to these factors.
      While no other therapies have been specifically approved for TRD, a well-established array of antidepressant drugs, typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for refractory patients. For severe patients or those at acute risk for suicide, ECT is often used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to TRD patients. As other forms of neurostimulation are investigated and developed for TRD, these may emerge in years to come as competition for VNS patient candidates. Less invasive procedures like rTMS (repetitive transcranial magnetic stimulation) and MST (magnetic seizure therapy) may compete for a similar place in the TRD treatment algorithm. More invasive technology like DBS is also being investigated for TRD. Finally, ECT is undergoing refinements in technique to increase specificity and reduce the cognitive deficit side effects; if successful, the tolerability and patient acceptance of ECT could improve in the future. These neurostimulation techniques could prove to be more effective, more predictable, or have a more rapid onset of antidepressant activity than VNS Therapy.
      We face similar competition with respect to the development and sale of VNS Therapy as a treatment for the other disorders we are evaluating, including, but not limited to Alzheimer’s Disease, anxiety disorders and bulimia.
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
      We have an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we currently maintain exclusive licenses on five U.S. method patents (and such international counterparts as have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of movement disorders, including epilepsy, neuropsychiatric disorders, including depression, and other disorders. We believe that these patents give us an advantage by limiting competition in vagus nerve stimulation to treat refractory epilepsy and TRD. The license agreement runs for the term of licensed patents, which will give us coverage until expiration of the licensed patents in August 2011 for movement disorders and May 2011 for neuropsychiatric disorders. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales through August 2011, after which royalties will be reduced to 1.0% for the duration of any remaining patents covering licensed products.
      We have an agreement with Mitchell S. Roslin, M.D. on two U.S. patents that we co-own with Dr. Roslin for bilateral VNS for the treatment of obesity. Pursuant to the agreement, we are obligated to pay Dr. Roslin a royalty rate of 1.0% of the first $10 million of net obesity sales covered by one of the patents and 0.5% of net obesity sales thereafter. Pursuant to the agreement, we paid Dr. Roslin advances on royalties in the amount of $25,000 per year for five years beginning January 1, 2000, and we will be obligated to pay, upon the completion of certain milestones, up to $325,000 in additional advances on royalties.

      Including the patents referred to in the foregoing agreements, as of December 31, 2006, we owned or licensed 34 U.S. patents and 67 pending U.S. patent applications, covering various aspects of the VNS Therapy System, potential improvements to the VNS Therapy System and the VNS method of treatment for a variety of disorders. In addition to movement disorders, other method patents cover the fields of eating disorders including obesity and bulimia, endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders, including depression and anxiety disorders, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain key international jurisdictions and currently own or license 32 patents issued by the European Patent Office or other international authorities and 39 patent applications pending in the European Patent Office or before other international authorities.
      We cannot assure you that patents will issue from any of the pending applications or if patents issue, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.
      We believe that the patents we own and license provide us with protection in the U.S. in the field of cranial nerve stimulation, including VNS for the control of epilepsy and other movement disorders, including Parkinson’s Disease and essential tremor, neuropsychiatric disorders, including clinical depression, eating disorders, anxiety disorders, obesity, dementia including Alzheimer’s Disease and additional indications for which method patents have been issued. The protection provided by our international patents is not as strong as that provided by our U.S. patents due to differences in patent laws. In particular, European and other countries prohibit patents covering methods for treatment of the human body by surgery or therapy.
      There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how or to defend us against claims of infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business. We are not currently a party to any patent litigation or other litigation regarding proprietary rights and are not aware of any challenge to our patents or proprietary rights.
Government Regulation
      The preclinical and clinical testing, manufacturing, labeling, sale, distribution and promotion of the VNS Therapy System are subject to extensive and rigorous regulation in the U.S. by federal agencies, primarily FDA, and by comparable state agencies. In the U.S., the VNS Therapy System is regulated as a medical device and is subject to FDA’s pre-market approval requirements. Under the Food, Drug, and Cosmetic Act, all medical devices are classified into one of these three classes: I, II or III. New class III devices, such as the VNS Therapy System, are subject to the most stringent FDA review, and require submission and approval of a pre-market application before commencement of marketing, sales and distribution in the U.S.
      In July 1997, we received FDA approval to market the VNS Therapy System in the U.S. for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs. While we have satisfied FDA’s requirements to sell our product in the U.S., we continue to be subject to FDA’s ongoing requirements to maintain regulatory compliance. We are also required by FDA to continue to provide post-market surveillance information including which patients benefit most from the device as well as information on any deaths, serious injuries or malfunctions that occur in patients who have the device implanted. FDA may raise additional concerns in the future, and any such concerns could significantly impact our business prospects. Accordingly, compliance with FDA regulations and requirements is a priority for us and critical for the continued success of our business.
      On June 15, 2004, an FDA-appointed Panel voted five to two to recommend approval with conditions of our VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients

18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. Conditions recommended by the Panel included several labeling changes: that the VNS depression prescribers and implanting surgeons have appropriate experience and adequate training in the implantation and programming of the VNS Therapy System, that patient labeling and identification cards be provided and that we implement a long-term depression patient registry following approval.
      On August 11, 2004, FDA’s Center for Neurological and Restorative Devices determined that, notwithstanding the Neurological Devices Panel’s recommendation for approval with conditions, the PMA-S, absent additional information, must be considered not approvable. FDA’s stated reasons included observations of worsening depression in some patients, potential biases stemming from a non-randomized control and an inability to distinguish one-year VNS effects from placebo and concomitant treatment effects.
      On September 23, 2004, we filed an Amendment to the PMA-S to address the safety and effectiveness concerns expressed in FDA’s not-approvable letter. The Amendment augmented the original PMA-S, which included comprehensive one-year data and analyses on 460 patients, with two-year safety and effectiveness data and analyses on approximately 200 of these patients with chronic or recurrent treatment-resistant depression (“TRD”) treated with adjunctive VNS Therapy compared with their baseline depression. The Amendment also included updated, informative and transparent labeling for physicians and patients and a formal response to FDA’s not-approvable letter.
      On December 22, 2004, FDA issued a Warning Letter regarding nonconformities with Current Good Manufacturing Practice (“CGMP”) requirements of the QSR for medical devices, as specified in Title 21, Code of Federal Regulation, Part 820. The letter followed an inspection of our Houston manufacturing operations, the issuance of a number of Form-483 inspectional observations, our submission of written responses, and a meeting with the Dallas District Office. The Warning Letter cited a number of observations in the areas of MDR Reporting, device design validation procedures, complaint handling, quality systems and quality corrective and preventive actions. On January 21, 2005, we submitted a response to the FDA Warning Letter regarding nonconformities with CGMP requirements of the QSR for medical devices.
      On February 2, 2005, FDA deemed the VNS Therapy System approvable as an adjunctive treatment for TRD. The approvable letter indicated that final approval was conditional on satisfying the following four conditions: final labeling, final protocols for a post-approval dosing optimization study and patient registry, satisfactory compliance with QSR and satisfactory resolution of any outstanding bioresearch monitoring issues.
      In February 2005, FDA notified us that the bioresearch monitoring condition of approval was satisfied. On April 6, 2005, FDA’s Dallas District Office notified us that our response to FDA’s Warning Letter dated December 22, 2004 was found to be complete and adequate.
      On June 2, 2005, we received an Office of Regulatory Affairs Field Management Directive (“FMD”) No. 145, “Procedure for Release of Establishment Inspection Report to the Inspected Establishment,” letter from FDA’s Dallas District Office notifying us that the inspection and Warning Letter dated December 22, 2004 were officially closed under 21 C.F.R. 20.64(d)(3). We also were informed that FDA’s Center for Devices and Radiological Health (“CDRH”) was nearing completion of its final review of the conditions of TRD approval and that CDRH had requested the Dallas District Office conduct a follow-up facility inspection at our headquarters to confirm the QSR corrective and preventive actions implemented in response to the Warning Letter observations. That follow-up inspection was concluded on June 10, 2005 with no observations.
      On July 15, 2005, FDA approved VNS Therapy as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent TRD in a major depressive episode and who have not responded to at least four adequate antidepressant treatments.
      As a condition of approval for the VNS TRD indication, FDA is requiring us to conduct a post-approval 460-patient dosing study and a 2,000-patient registry. The results of these studies may be included in product labeling. If we fail to complete these studies in a timely manner, we may be subject to regulatory action, including withdrawal of our TRD indication approval.
      We will be required to obtain FDA approval of a new pre-market application or pre-market application supplement before making any change to the VNS Therapy System affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device’s performance or design specifications and device modifications and future generation products. New pre-market applications and pre-market application supplements generally require submission of information needed to support the proposed change and may require additional clinical data. If clinical data are required for a new indication, FDA can additionally require review of the results of a clinical study by one of their advisory panels. If the clinical testing required to obtain the information necessary to support the change places research subjects at risk, we could be required to obtain FDA’s approval of an investigational device exemption (“IDE”) before beginning such testing. We may sponsor additional clinical trials of the VNS Therapy System in the U.S. for central nervous system disorders. We believe that we will be required to conduct these additional clinical trials under one or more FDA-approved IDEs and under the auspices of one or more independent institutional review boards (“IRBs”) established pursuant to FDA regulations. We may be unable to obtain any required FDA or IRB approvals for such clinical trials or to complete the studies in a timely manner. Further, the information obtained may not be sufficient to support the filing or approval of a new pre-market application or pre-market application supplement for the proposed changes. Any of these events would prevent us from obtaining approvals to market our product for the indications, which could harm our business.
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
      Clinical testing, manufacturing and sale of our products outside of the U.S. are subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the U.S., and which vary from country to country. In order to market and sell our product in the European community, we must comply with the medical device directives. We are audited on a voluntary basis for compliance with these directives. We have obtained several foreign governmental approvals, including the approval to use the European Union CE Mark for epilepsy and depression, and have applied for additional approvals. However, we may not be granted the necessary approvals, including approval of new pre-market applications or supplements to existing pre-market applications for the VNS Therapy System, on a timely basis or at all. Delays in receipt of or failure to receive these approvals, or the withdrawal of previously received approvals, could harm our international operations and our business.
      Changes in existing requirements or the adoption of new requirements could significantly harm our ability to comply with regulatory requirements. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecutions.
Product Liability and Insurance
      The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in one product liability lawsuit alleging strict liability and breach of warranty. We likely will be named in the future as a defendant in product liability lawsuits alleging claims of negligence, strict liability, breach of warranty, negligent misrepresentation, failure to warn, wrongful death and other claims. We do not believe that the VNS Therapy System is defective or otherwise has caused or will cause injury to patients who are or may be involved in these lawsuits; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. We established a liability reserve on our balance sheet in an amount less than the unpaid deductible for all matters that we believe is probable of payment as a result of a judgment or settlement. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove not to be adequate in some circumstances. Product liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position.
      We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes. As a consequence of the pendency of the governmental inquiries and the Audit Committee review at the time of our fiscal year 2007 insurance policy renewals, and our inability at that time to provide information about the results of the Audit Committee review, we elected to extend the aggregate coverage from our 2005-2006 executive and organization liability policies until a date later in fiscal year 2007 when the results of the Audit Committee review and any actions that might be taken or required as a result of that review could be discussed with our potential insurers.
Employees
      As of November 30, 2006, we had approximately 645 full-time employees. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.
Financial Information
      Our financial information is described in the Consolidated Financial Statements and the related Notes beginning on page F-1.
Internet Website and Availability of Public Filings with the SEC
      Our internet address is www.cyberonics.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to the SEC. Also available on our website are our corporate governance guidelines, corporate code of business conduct and ethics, financial code of ethics, and charters for each standing committee of our Board of Directors.

Item 1A.	Risk Factors

Our common stock price constantly changes.
      Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 28, 2006, our stock traded from a high of $47.77 to a low of $22.61 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including:

•	changes in the general conditions of the economy;

•	regulatory activities and announcements;

•	federal and state enforcement initiatives related to medical device companies;

•	changes in market valuations of medical device companies in general;

•	national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and others;

•	results of studies regarding the safety and efficacy of drugs or devices that are potential competitors to our VNS Therapy treatment for various indications including epilepsy, depression, Alzheimer’s Disease, anxiety and other disorders;

•	results of studies regarding the safety and efficacy of our VNS Therapy treatment for various indications including epilepsy, depression, Alzheimer’s Disease, anxiety and other disorders;

•	quarterly variations in our sales and operating results;

•	announcements of significant contracts, acquisitions or capital commitments;

•	changes in financial estimates by securities analysts;

•	additions or departures of key personnel;

•	the results of the previously disclosed inquiries by the SEC Staff and the U.S. Attorney;

•	the impact of the restatement of our financial statements and any other actions that might be taken or required as a result of such inquiries or the review by the Audit Committee of our stock option grants, procedures, and practices, including a default under our credit facility or debt instruments;

•	the potential identification of new material weaknesses in our internal controls over financial reporting;

•	risks and costs associated with inquiries or Audit Committee review and any litigation relating thereto or to our stock option grants, procedures, and practices (including the previously disclosed private litigation);

•	uncertainties associated with compliance with the requirements of the NASDAQ Panel to avoid possible delisting of our stock from NASDAQ for failure to file timely periodic reports with the SEC;

•	uncertainties associated with any appeal concerning any possible delisting by NASDAQ; and

•	uncertainties associated with stockholder litigation.
      In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.

We are not profitable now, and we have been profitable for only seven fiscal quarters since our inception.
      Through April 28, 2006, we incurred a cumulative net deficit of $207 million. We continue to incur substantial expenses, including:

•	sales and marketing expenses related to our U.S. launch of VNS Therapy in TRD and to our re-launch of VNS Therapy in epilepsy;

•	clinical expenses related to our commitment for post-market studies in the TRD indication;

•	regulatory expenses related to our post-market surveillance and other regulatory obligations and manufacturing expenses; and

•	general administrative expenses, including substantial expenses related to internal and governmental investigations of our stock option granting practices and procedures.
      We can provide no assurance that our revenues will grow or that our expenses will decline sufficient to enable us to become profitable in the future. The report of our auditors with respect to their audit of our Consolidated Financial Statements for the fiscal year ended April 28, 2006 contains an explanatory paragraph relating to the preparation of our financial statements as a “going-concern.” While our management expects to resolve the conditions referenced in “Note 3. Going Concern” in the Notes to the Consolidated Financial Statements, we can offer no assurance that we will be able to resolve these conditions and continue as a going concern.
Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline.
      Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons, including:

•	the extent to which the VNS Therapy System gains market acceptance;

•	the timing of obtaining marketing approvals for the VNS Therapy System for other indications;

•	the existence and timing of any approvals for reimbursement by third-party payers;

•	the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales and marketing efforts;

•	our ability to retain qualified sales personnel; and

•	the availability of key components, materials and contract services, which depends on our ability to forecast sales among other things.
As a result of any of these factors, our consolidated results of operations may fluctuate significantly and may be below security analyst expectations, which may in turn cause our stock price to decline.
We may experience difficulties and delays in the development, manufacturing, marketing and sale of our VNS Therapy System for the treatment of depression.
      We are subject to extensive and rigorous ongoing regulation of the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our product. Our failure to comply with regulations or to identify and resolve manufacturing or safety problems during commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, which could delay further marketing until our product is brought into compliance. Our failure to comply with these requirements may also subject us to stringent penalties and lawsuits.

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.
      As of November 30, 2006, we had approximately $125 million in convertible debt with aggregate annual debt service obligations, excluding full repayment of principal, of approximately $3.8 million and $7.5 million in outstanding borrowings against our revolving credit facility. If we issue other debt securities in the future, our debt service obligations and interest expense will increase further. We intend to fulfill our debt service obligations from earnings and our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financing sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail our research, development and commercialization programs. Our indebtedness could have significant additional negative consequences, including, without limitation:

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
Upon the occurrence of a fundamental change, holders of our senior subordinated convertible Notes may force us to purchase their Notes at the full amount owed, including accrued but unpaid interest.
      If we undergo a fundamental change, including, but not limited to, the acquisition by any person of the beneficial ownership of 50% of our common stock, our consolidation or merger with or into any other person, our liquidation, or our common stock being removed from listing on The NASDAQ Global Market, holders of our $125 million of 3% Senior Subordinated Convertible Notes due in 2012 (“Notes”) may, at their option, require us to purchase their Notes for the full amount owed including accrued but unpaid interest. This amount may be greater than the value of the Notes at the time of repurchase. As a result, the possibility of a repurchase requirement may inhibit the consummation of certain transactions such as mergers that may be beneficial to our stockholders.
Upon the occurrence of certain events, the initial conversion rate of our Notes will be adjusted, which could result in an increased number of shares being issued upon conversion.
      The initial conversion rate of our Notes will be adjusted upon the occurrence of certain events, including, among others, the issuance to holders of our common stock of certain rights to purchase our common stock at less than the current market price of our common stock or the issuance of cash dividends to substantially all of our common stockholders. If the conversion rate is adjusted, holders of our Notes will receive a greater number of shares of our common stock per Note, resulting in increased percentage ownership of our common stock by the former noteholders.
We may be forced to repay the full amount of our outstanding $125 million convertible note indebtedness and senior credit facility indebtedness on an accelerated basis.
      On July 31, 2006, we received a notice of default and demand letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC this Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. As such, although the Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheet as of April 28, 2006. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. We are also a defendant in an action styled, Wells Fargo Bank, N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
      If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness, and we may be forced to seek protection under the Bankruptcy Code.
      In addition, any event of default under the Indenture constitutes an event of default under our Credit Agreement dated January 13, 2006 (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). We entered into a Consent and Amendment Agreement (“Consent”) with the Administrative Agent and Lenders providing that certain events will not constitute a default under the Credit Agreement prior to October 31, 2006, including our failure to timely file with the SEC our 2006 Form 10-K. On October 31, 2006, we entered into an additional Consent with the Administrative Agent and Lenders extending through December 31, 2006 the period during which certain events will not constitute a default under the Credit Agreement, including our failure to timely file with the SEC our 2006 Form 10-K, our First Quarter Form 10-Q, and our Second Quarter Form 10-Q.
      On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events, (1) we failed to file timely with the SEC our 2007 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and the Second Quarter Form 10-Q; (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports; and (3) our receipt of a notice of default and demand from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. On February 1, 2007 we will be required to pay interest on the minimum loan balance of $10 million.
      If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain.
We may need significant additional capital and, as such, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.
      Our capital requirements are substantial and depend on many factors, including market acceptance of our product and clinical and strategic development opportunities. A large portion of our expenses is currently fixed, including expenses related to our facilities, equipment and personnel, and we may need to spend significant amounts to conduct our post-marketing clinical studies or to spend significant amounts to market our product for the treatment of depression. We will need to generate significant additional revenues to achieve profitability in the future. Even if we do achieve profitability, we may not be able to increase profitability on a quarterly or annual basis. Furthermore, if additional capital is required, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.
We may not be successful in our efforts to develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.
      We have conducted or supported animal studies or small human pilot studies for the treatment of Alzheimer’s Disease, anxiety disorders, bulimia, chronic headache, alcoholism, atrial arrhythmias, chronic pain, obesity and traumatic head injury. We expect to continue to invest in similar research activities as appropriate. We cannot assure you that our study results will be positive. If our study results are positive, additional studies would likely be required to pursue regulatory approval. If our study results are not positive, or if we receive no additional regulatory approvals or if alternative indications do not prove to be commercially viable, our revenues may not experience the growth that we would anticipate with the successful development of any of these indications.
We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy or depression, which could cause our sales to be lower than expectations.
      Our product portfolio is limited to VNS Therapy Systems for two indications: (1) as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as a long-term adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. Market acceptance of the VNS Therapy System for these indications depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in more than 42,000 patients, many physicians are still unfamiliar with this form of therapy. We believe that existing pharmacological therapies and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that will change physicians’ opinions or use of our product. We cannot assure you that we will receive broad reimbursement coverage or that our sales will increase. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, our consolidated financial position and results of operations.
We may not be successful in our marketing and sales efforts, which could severely harm our business.
      We launched VNS Therapy for TRD in August 2005 following expansion of our sales and case management organization to support anticipated sales demand in both epilepsy and TRD markets. Although patient demand has been strong, our sales have not increased to the extent we anticipated in August 2005. At the present time, we do not expect sales of the VNS Therapy System for TRD to result in any consistent revenue growth in fiscal 2007 or future years until the product receives broader regional or national coverage by insurers and other payers. In addition, the absence of broad regional or national insurance coverage may have a negative affect on psychiatrists’ prescribing habits, resulting in decreasing sales of VNS Therapy Systems for TRD. Our inability to achieve annual or quarterly revenue growth could substantially harm our consolidated results of operations and financial position.

Patient confidentiality and federal and state privacy laws and regulations may adversely impact our selling model.
      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes federal rules protecting the privacy and security of personal health information. The privacy and security rules address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. We intend to comply with applicable privacy and security standards. However, if we fail to comply with the applicable regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000. In addition to HIPAA, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. Even if our business model is compliant with the HIPAA Privacy Rule and the Texas privacy laws, it may not be compliant with the privacy laws of all states. Because the operation of our business involves the collection and use of substantial amounts of “protected health information,” we endeavor to conduct our business as a “covered entity” under the HIPAA Privacy Rule and consistent with the Texas privacy laws, obtaining HIPAA-compliant patient authorizations where required to support the collection and use of patient information. We also sometimes act as a “business associate” for a covered entity. Despite extensive efforts to conduct our business as a covered entity under the HIPAA Privacy Rule, the Office of the Inspector General of the Department of Health and Human Services (“OIG”) or another government enforcement agency may determine that our business model or operations are not in compliance with the HIPPA Privacy Rule, which could subject us to penalties and could severely limit our ability to market and sell VNS Therapy under our existing business model and could harm our business growth and consolidated financial position.
We may be unable to obtain and maintain adequate third-party reimbursement on our product, which could have a significant negative impact on our future operating results.
      Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received reimbursement coverage approval for the treatment of depression. In addition, periodic changes to reimbursement methodology for medical devices under the Medicare and Medicaid programs occur and may reduce the rate of increase in federal expenditures for health care costs. Such changes, as well as any future regulatory changes and the failure of the VNS Therapy System to continue to qualify for reimbursement under these programs, may have an adverse impact on our business. Healthcare, as one of the largest industries in the U.S., continues to attract substantial legislative interest and public attention. Congress and state legislatures are constantly reassessing the propriety of coverage for various health services and the payment level for such services. Certain reform proposals and other policy shifts, if enacted, could limit coverage for VNS Therapy or the reimbursement available for VNS Therapy from governmental agencies or third-party payers. Changes in Medicare, Medicaid and other programs, cost-containment initiatives by public and private payers, a failure to obtain substantial regional and national coverage policies for VNS Therapy in TRD, and proposals to limit payments and health care spending could have a significant negative impact on our future operating results.
Our current and future expense estimates are based, in large part, on estimates of our future sales, which are difficult to predict.
      We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected sales shortfall. If increased expenses are not accompanied by increased sales, our consolidated results of operations and financial position for any particular quarter could be harmed.

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
Our products may have defects that result in product recalls, which may result in substantial costs and reduced sales.
      The VNS Therapy System includes an electronic pulse generator and lead designed to be implanted in the human body. Component failures, manufacturing or shipping problems or design defects could result in the product not delivering the therapy for which it is indicated. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial product liability litigation, with liabilities well in excess of our product liability insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.
We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.
      Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements, and for VNS Therapy. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our business and our consolidated financial position and results of operation.
We may engage in litigation to protect our proprietary rights, or defend against infringement claims by third parties, causing us to suffer significant liabilities or expenses or preventing us from selling our products.
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
      We believe that existing and future pharmaceutical therapies will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Medtronic, Inc., for example, continues to conduct clinical studies involving an implantable signal generator used with an invasive deep brain probe, or thalamic stimulator, for the treatment of neurological disorders, including depression, and has received FDA approval for the device for the treatment of essential tremor, including that associated with Parkinson’s Disease. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. We may not have invested in the past, or be investing in the future, sufficient resources in engineering research and development to prepare the VNS Therapy System for competition in the future with other neurostimulation technologies. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy and depression than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy and depression. The development by others of new treatment methods with novel drugs, medical devices or surgical techniques for epilepsy and depression could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and our consolidated financial position and results of operations.
We are subject to claims of product liability and we may not have the resources or insurance to cover the cost for losses under these claims.
      The manufacture and sale of the VNS Therapy System, an implantable medical device, entails the risk of product liability claims, which we have received from time to time in the ordinary course of business. We may be responsible for large deductibles for each claim, and our product liability coverage limit may not be adequate to pay defense costs and judgments that may result from these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and consolidated financial position.
If we do not continue to comply with changing government laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties.
      The preclinical and clinical design, testing, manufacturing, labeling, sale, distribution, servicing and promotion of the VNS Therapy System are subject to extensive and rigorous federal and state laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, HIPAA and FDA) and from comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other indications of the VNS Therapy System and for modified or future-generation products. It is also necessary for us to ensure that our marketing and sales practices comply with all laws and regulations. Commercial distribution in certain foreign countries is also subject to regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the TRD indication, the FDA is requiring us to conduct a post-approval 460-patient dosing study and a 2,000-patient registry. The results of these studies may be included in product labeling. If we fail to complete these studies in a timely manner, we may be subject to regulatory action, including withdrawal of our TRD indication approval.
We are subject to federal and state laws governing our sales and marketing practices, and failure to adhere to these laws could result in substantial fines and other penalties.
      We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act and the HIPAA Privacy Rule, that govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the OIG and the U.S. Department of Justice (“DOJ”). Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the Anti-Kickback Statute based on certain marketing and sales practices and compensation arrangements with referral sources. Pharmaceutical and medical device manufacturers also have been accused of alleged violations of the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (1) knowingly presents a false or fraudulent claim for payment to the U.S. government, (2) knowingly uses a false record or statement to obtain payment or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a prosecution under the Anti-Kickback Statute, a false claims action, be liable for monetary fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case.
      In 2004, we adopted a healthcare law compliance program, including our Business Practice Standards, which is a set of policies that embody the AdvaMed Code of Ethics for Interactions with Health Care Professionals. In January 2006, we adopted significant revisions to our Business Practice Standards that we believe more thoroughly address our compliance risks. We endeavor to conduct our business in compliance with our Business Practice Standards and to ensure continued compliance through regular education of our employees, audits of employee activities, and appropriate responses to violations of the Business Practice Standards. Although we believe that these efforts have been successful and that we are in compliance with our policies and the healthcare laws, given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel employed by us, violations of our policy and the law could occur. We could be subject to investigation by the OIG or the DOJ. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of our products from Medicare and Medicaid reimbursement.
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

Our failure to attract and retain qualified personnel, including key officers, could adversely affect our operations.
      In connection with the commercialization of the VNS Therapy System in the U.S. for TRD, we have made significant changes to our organization, including an initial scale up in personnel from February 2005 through July 2005 of approximately 50% and a subsequent reduction in personnel of 11% in February 2006. Such activities have placed, and may continue to place a significant strain on our resources and operations. Our ability to manage such growth effectively will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) resigned in November 2006 and interim officers have assumed their responsibilities. We are in the process of recruiting new officers for these positions. We can provide no assurance that our interim officers will be able to manage our business effectively or that we will be able to hire new officers for these positions within a reasonable period of time. As a result, our business could be affected detrimentally.
We have in the past and may in the future be involved in an investigation conducted by the Staff of the Senate Committee on Finance resulting in adverse publicity about the safety and effectiveness of VNS Therapy, expenditure of substantial resources and diversion of management attention, all with an adverse affect on our business.
      The Senate Finance Committee (“SFC”) published a Committee Staff Report on February 16, 2006 entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression,” condemning FDA’s approval process and questioning whether approval was appropriate. A discussion of the SFC Staff Report is contained in “Note 16. Litigation — Senate Finance Committee Investigation.” We are unable to provide assurance at this time as to any further action that may be taken by the SFC or its staff in regard to this matter. Any further action taken by the SFC or its staff could have a material adverse effect on our business, including but not limited to increased expense to comply with requests and diversion of management attention from the conduct of our business.
We have been named in a putative securities class action lawsuit.
      We and certain of our officers have been named as defendants in a putative class action lawsuit. A discussion of this lawsuit is contained in “Note 16. Litigation — Securities Class Action Lawsuit” in the Notes to the Consolidated Financial Statements. Although it is not possible at this early stage to predict the likely outcome of this lawsuit, an adverse result could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows. Even if the result of such litigation is not adverse, the cost of defending such litigation has been and will continue to be expensive and could have a material adverse effect on our consolidated financial position.
We are the subject of governmental investigations related to our stock option granting practices and procedures and other matters, the outcome of which could adversely affect our business.
      On June 9, 2006, the SEC staff advised us that it had commenced an informal inquiry of our stock option grants and related practices, procedures and accounting. On June 26, 2006, we received a subpoena from the U.S. Attorney requesting documents related to the same matters. On October 23, 2006 the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by Alabama BlueCross BlueShield and Aetna and the aging of our accounts receivable since January 1, 2003. We are cooperating with these governmental investigations. A more detailed discussion of these matters is contained in “Note 16. Litigation — Governmental Investigations of Options Granting Practices” in the Notes to the Consolidated Financial Statements. Although it is not possible at this early stage to predict the likely outcome of these inquiries, an adverse result could have a material adverse affect on us, our consolidated financial position, results of operations and cash flows. Even if the result of such inquiries is not adverse, the cost of defending such inquiries has been and will continue to be expensive and could have a material adverse effect on our consolidated financial position.
We are named as a nominal defendant in six stockholder derivative lawsuits which, as a result of our indemnity obligations to the current and former officers and Board members named as defendants, could be costly to us.
      A discussion of the pending stockholder derivative claims is contained in “Note 16. Litigation — Stockholder Derivative Litigation” in the Notes to the Consolidated Financial Statements. Our bylaws require us to advance fees and expenses to officers and Board members in certain situations. The advancement of fees and expenses to officers and Board members, both current and former, to defend the stockholder derivative claims could be costly and could have a material adverse effect on our consolidated financial position.
If our common stock is delisted from The NASDAQ Global Market, the ability to trade our stock will be impaired, which could result in a decrease in the trading price of the stock.
      On July 31, 2006, September 8, 2006 and December 13, 2006, we received Staff Determination Letters from the NASDAQ Stock Market, Inc. indicating that we failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14), and that our securities are, therefore, subject to delisting from The NASDAQ Global Market. For a description of the facts underlying this risk, see “Note 16. Litigation — NASDAQ Delisting Notice” in the Notes to the Consolidated Financial Statements. If NASDAQ delists our stock, there may be no market or a limited market for trading our stock, which could result in a substantial decrease in the trading price of the stock. In addition, the delisting of our stock could be a default under the Credit Agreement.

Item 1B.	Unresolved Staff Comments
      We have previously disclosed that we are subject to an inquiry by the SEC relating to our accounting for stock option grants. To date, we have not received written comments by the SEC regarding any of our periodic or current reports filed under the Exchange Act, as amended, not less than 180 days before the fiscal year ended April 28, 2006 that remain unresolved.

Item 2.	Properties
      We have agreed to lease approximately 143,000 square feet of office and manufacturing space in Houston, Texas through December 2009. We have also agreed to lease approximately 16,000 square feet in sales offices in Europe through April 2010. All leased properties have been expanded to accommodate expected growth in our domestic and international businesses.

Item 3.	Legal Proceedings
      For a description of our material pending legal and regulatory proceedings and settlements, see “Note 16. Litigation” in the Notes to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is quoted on The NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during fiscal years 2005 and 2006 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low

Fiscal Year Ended April 29, 2005
First Quarter	$40.07	$16.78
Second Quarter	28.69	12.78
Third Quarter	26.24	18.10
Fourth Quarter	46.71	24.20
Fiscal Year Ended April 28, 2006
First Quarter	$47.77	$32.70
Second Quarter	40.69	26.63
Third Quarter	35.30	26.88
Fourth Quarter	30.96	22.61
      As of November 30, 2006, according to data provided by our transfer agent, there were 435 stockholders of record.
      During the fiscal years 2005 and 2006, we did not pay any cash dividend to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board.
      For a discussion of the securities authorized under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data
      The following table summarizes certain restated selected financial data and is qualified by reference to, and should be read in conjunction with the restated Consolidated Financial Statements and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data and the related notes for the 52 weeks ended April 28, 2006 and the restated selected financial data for the 52 weeks ended April 29, 2005 and the 53 weeks ended April 30, 2004 is derived from restated consolidated financial statements that are included elsewhere herein. The restated selected financial data for the 52 weeks ended April 25, 2003 and April 26, 2002 is derived from unaudited restated financial statements that are not included in this Form 10-K.

	52 Weeks Ended		53 Weeks	52 Weeks Ended
			Ended
	April 28,	April 29,	April 30,	April 25,	April 26,
	2006	2005	2004	2003	2002

		As Restated	As Restated	As Restated	As Restated
Consolidated Statement of Operations Data:
Net sales	$123,441,575	$103,442,570	$110,721,499	$104,466,998	$70,111,293
Cost of sales	15,822,045	15,674,040	16,386,487	16,202,831	13,693,137

Gross profit	107,619,530	87,768,530	94,335,012	88,264,167	56,418,156
Operating expenses:
Selling, general and administrative	137,310,196	86,972,068	72,198,977	70,480,847	60,894,800
Research and development	29,541,707	20,092,810	17,582,527	18,376,484	24,828,752

Total operating expenses	166,851,903	107,064,878	89,781,504	88,857,331	85,723,552

Earnings (loss) from operations	(59,232,373)	(19,296,348)	4,553,508	(593,164)	(29,305,396)
Interest income	3,211,956	1,072,488	469,924	471,213	1,264,853
Interest expense	(3,018,969)	(444,270)	(565,702)	(413,192)	(266,270)
Other income, net	69,460	84,736	390,997	572,851	93,694

Earnings (loss) before income taxes	(58,969,926)	(18,583,394)	4,848,727	37,708	(28,213,119)
Income tax expense	99,266	26,113	230,789	129,563	—

Net earnings (loss)	$(59,069,192)	$(18,609,507)	$4,617,938	$(91,855)	$(28,213,119)

Basic earnings (loss) per share	$(2.37)	$(0.77)	$0.20	$(0.00)	$(1.30)
Diluted earnings (loss) per share	$(2.37)	$(0.77)	$0.18	$(0.00)	$(1.30)

Shares used in computing basic earnings (loss) per share	24,916,938	24,036,736	22,921,031	22,034,651	21,655,009
Shares used in computing diluted earnings (loss) per share	24,916,938	24,036,736	25,954,640	22,034,651	21,655,009

Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$92,355,071	$61,475,892	$58,363,731	$43,576,305	$38,195,962
Total assets	152,300,284	98,855,397	94,296,524	75,115,312	64,451,679
Convertible notes	125,000,000	—	—	—	—
Line of credit	2,500,000	3,000,000	10,031,000	8,370,000	6,500,000
Long-term obligations	1,148,457	209,928	—	141,066	274,969
Accumulated deficit	(207,466,149)	(148,396,957)	(129,787,450)	(134,405,388)	(134,313,533)
Common stockholders’ equity	4,629,866	75,595,841	68,980,479	48,512,003	36,613,813

      The restated selected financial data for the 52 weeks ended April 25, 2003 and April 26, 2002 is derived from unaudited restated financial statements that are not included in this Form 10-K. The table below discloses the impact of the restatement to the selected financial data applicable to fiscal years ended April 25, 2003 and April 26, 2002.

	52 Weeks Ended

	April 25, 2003		April 26, 2002

	As Reported	As Restated	As Reported	As Restated
Consolidated Statement of Operations Data:
Net sales	$104,466,998	$104,466,998	$70,111,293	$70,111,293
Cost of sales	16,066,229	16,202,831	13,616,374	13,693,137

Gross profit	88,400,769	88,264,167	56,494,919	56,418,156
Operating expenses:
Selling, general and administrative	65,842,238	70,480,847	59,190,554	60,894,800
Research and development	17,874,909	18,376,484	24,516,547	24,828,752

Total operating expenses	83,717,147	88,857,331	83,707,101	85,723,552

Earnings (loss) from operations	4,683,622	(593,164)	(27,212,182)	(29,305,396)
Interest income	471,213	471,213	1,264,853	1,264,853
Interest expense	(413,192)	(413,192)	(266,270)	(266,270)
Other income, net	572,851	572,851	93,694	93,694

Earnings (loss) before income taxes	5,314,494	37,708	(26,119,905)	(28,213,119)
Income tax expense	129,563	129,563	—	—

Net earnings (loss)	$5,184,931	$(91,855)	$(26,119,905)	$(28,213,119)

Basic earnings (loss) per share	$0.24	$(0.00)	$(1.21)	$(1.30)
Diluted earnings (loss) per share	$0.22	$(0.00)	$(1.21)	$(1.30)

Shares used in computing basic earnings (loss) per share	22,034,651	22,034,651	21,655,009	21,655,009
Shares used in computing diluted earnings (loss) per share	23,173,324	22,034,651	21,655,009	21,655,009

Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$43,576,305	$43,576,305	$38,195,962	$38,195,962
Total assets	75,115,312	75,115,312	64,451,679	64,451,679
Line of credit	8,370,000	8,370,000	6,500,000	6,500,000
Long-term obligations	141,066	141,066	274,969	274,969
Accumulated deficit	(124,565,217)	(134,405,388)	(129,750,148)	(134,313,533)
Common stockholders’ equity	48,512,003	48,512,003	36,613,813	36,613,813
      Read the “Explanatory Note” to this Form 10-K and “Note 1. Restatements” in our Notes to the Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended April 26, 2002, April 25, 2003, April 30, 2004 and April 29, 2005. We recorded prior period adjustments to increase additional paid-in capital and accumulated deficit as of the beginning of the fiscal year ended April 26, 2002 in the amount of approximately $2.5 million for the cumulative effect of the additional non-cash stock-based compensation expense applicable to years 1994 through 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and our Consolidated Financial Statements and the related Notes. The information below has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the “Explanatory Note” to this Form 10-K and in “Note 1. Restatements” in the Notes to the Consolidated Financial Statements.
      This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our industry and us. For a discussion of the risks and uncertainties affecting these statements, see “Cautionary Statement about Forward-Looking Statements” as well as “Item 1. Business” and “Item 1A. Risk Factors” in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
      This item provides material historical and prospective disclosures enabling investors and other users to assess our consolidated financial position and results of operations. The Consolidated Financial Statements, excluding the related Notes, include the consolidated statements of operations, consolidated balance sheets, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows. The Notes are an integral part of the Consolidated Financial Statements and provide additional information required to fully understand the nature of amounts included in the Consolidated Financial Statements.
Going Concern
      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated net deficit of approximately $207 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. For the fiscal years ended April 28, 2006 and April 29, 2005 we have had a net loss of $59 million and $19 million, respectively. To fund our operations, in fiscal 2006, we incurred additional indebtedness through the issuance of $125 million of senior subordinated convertible notes and the establishment of a $40 million line of credit.
      On July 31, 2006, we received a notice of default and demand letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserts that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our $125 million of 3.0% Senior Subordinated Convertible Notes due 2012 (“Notes”), as a result of our failure (1) to timely file with the SEC this Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. We believe that neither a default nor an “event of default” has occurred under the Indenture. However, if an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheet as of April 28, 2006. In addition, if an event of default has occurred under the Indenture, we would also be in default of the $40 million Line of Credit. If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to renegotiate the terms of the Indenture, or to secure additional financing, this could raise substantial doubts regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Overview
      Cyberonics, Inc. is a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, Vagus Nerve Stimulation (“VNS”), for the treatment of epilepsy, treatment-resistant depression (“TRD”) and other debilitating neurological, psychiatric diseases and other disorders. The United States Food and Drug Administration (“FDA”) approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, Europe, South America, Africa, India, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. FDA also approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Union countries and Canada approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.
      Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of epilepsy. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. Absent favorable national and regional coverage policies, we have been obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Our long-term growth is highly dependent upon progress in obtaining case-by-case approvals and favorable national and regional coverage policies in TRD.
      Our clinical development program has included pilot and pivotal studies in using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent TRD in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s Disease, anxiety, chronic migraine headache, bulimia and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy and to determine which new indications might be considered for pivotal studies and, therefore, are an important component of our clinical research activities.
      Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through April 28, 2006, we incurred a cumulative net deficit of approximately $207 million. We anticipate increasing investments in post-approval clinical studies in epilepsy and depression.
      The primary exchange rate movements that impact our consolidated net sales growth include the U.S. dollar as compared to the Euro. The weakening of the U.S. dollar in fiscal 2006 generally has a favorable impact on our sales for the year. The impact of foreign currency fluctuations on net sales is not indicative of the impact on our operations due to the offsetting foreign currency impact on operating costs and expenses.

Restatement of Consolidated Financial Statements
      On June 8, 2006, a published analyst research report raised questions about certain stock options granted to some of our officers and employees. On June 9, 2006, the staff of the SEC informed us that it had initiated an informal inquiry into our stock option grants, and we engaged an outside law firm to represent us in the matter. Thereafter, we received a subpoena dated June 26, 2006 from the U.S. Attorney seeking documents related to our stock option grants. We have been cooperating in both the SEC staff’s and U.S. Attorney’s investigations.

      We initiated our own internal investigation into these matters. On June 26, 2006, the Board designated the Audit Committee, which consists entirely of independent members of the Board, to undertake a review of our stock option grants and related practices, procedures, and accounting during the period from 1993 through the conclusion of the investigation. The Audit Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by its counsel. The results of the Audit Committee’s investigation were announced on November 20, 2006 after the Audit Committee reported its findings to the Board. The Audit Committee concluded that certain stock options granted primarily during the period 1998 to 2003 were not accounted for correctly in accordance with Generally Accepted Accounting Principles (“GAAP”) applicable at the time the grants were issued. As a result of the Audit Committee’s investigation, and after additional review and consultation with our independent registered public accountants, we are restating consolidated financial statements and applicable disclosures for the fiscal years ended April 26, 2002, April 25, 2003, April 30, 2004 and April 29, 2005. A cumulative adjustment of $2.5 million related to restatements for fiscal years 1994 through 2001 is reflected in the restated beginning accumulated deficit for the fiscal year ended April 26, 2002. These non-cash adjustments do not have any impact on our previously reported net sales, cash or cash equivalents.
      The types of errors that were identified during the review processes are as follows:

(1) Incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 to 2003. Under applicable accounting principles, and particularly Accounting Principles Board Standard No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the date of final approval of a stock option is the basis for determining the “measurement date” to be used in comparing the exercise price of the option to the fair value of our stock on the measurement date. In accordance with APB 25 and related interpretations, we should have recorded compensation expense in an amount per share subject to each option to the extent the fair market value of our stock on the measurement date exceeded the exercise price of the option. We have determined that in some instances we previously used an incorrect measurement date and failed to record such compensation expense.

The stock option grant process in place during this time period required the Compensation Committee of the Board to approve all stock option grants. This was frequently accomplished through the use of unanimous written consents that were prepared by management and sent by overnight delivery to Compensation Committee members to review, execute and return. For certain grants issued during this period, the date of effective approval by the Compensation Committee was subsequent to the grant date as recorded in our records and used as the measurement date in preparing our consolidated financial statements. Electronic data available for unanimous written consent documents executed by the Compensation Committee during the time period from 1998 to 2003 indicated that the documents were created and therefore approved on a date later than the grant dates. With respect to grants for which the electronic data indicated such dating issues, but for which other contemporaneous documentation exists that establishes the date of final approval by all Compensation Committee members (such as, for example, signed and dated approval faxes), we relied on that other documentation to determine the date of effective approval and the appropriate measurement date. With respect to grants for which the electronic data indicated such dating issues, but for which no such other contemporaneous documentation exists, we used a measurement date corresponding to the date on which the unanimous written consent document was last saved electronically, plus four calendar days to allow for the approval process conducted using overnight shipping of approval documents to and from Compensation Committee members. Under APB 25, to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the option, we were required to recognize compensation expense with respect to that option at the time of the grant. The cumulative effect of these measurement date revisions on our consolidated financial statements through April 29, 2005 is approximately $5.3 million in aggregate pre-tax non-cash stock-based compensation expense.

In light of the significant judgment used in establishing revised measurement dates, alternate approaches to the one used could have resulted in different aggregate pre-tax non-cash stock-based compensation expense charges than those recorded in the restatement.

While we used a measurement date for certain grants corresponding to the date on which the unanimous written consent document was last saved electronically plus four calendar days to allow for the approval process, the cycle time for securing approval could have been as short as two calendar days, or may have extended to as long as 17 calendar days, as observed in one situation. To assess the sensitivity of the aggregate pre-tax non-cash stock-based compensation charges attributable to the estimated cycle time for the approval process for these grants, management has performed variability analyses corresponding to the range from (1) the earliest possible approval, which was defined as two calendar days following the date the unanimous written consent document was last saved electronically, to (2) the longest cycle time observed for approval of one of these grants, which was 17 calendar days following the date the unanimous written consent document was last saved electronically.

Within this time period spanning from two to 17 calendar days following the date the unanimous written consent document was last saved electronically, we calculated the range of aggregate pre-tax non-cash stock-based compensation charges that would have resulted if the measurement date used for each grant corresponded to the date within this time period that would have yielded the highest and lowest option prices applicable to that grant. Under this scenario, the aggregate pre-tax non-cash stock-based compensation charges for these grants through April 29, 2005 would have been as high as $9.5 million and as low as $3.5 million, compared to our value of $5.3 million.

In addition, we also identified certain grants where evidence other than electronic unanimous written consent data exists that supports a measurement date other than the grant date. These grants were issued in 2001 and 2002, resulting in additional pre-tax non-cash stock-based compensation expense through April 29, 2005, of approximately $1.1 million.

(2) The existence of multiple documents with different dates evidencing approval for the same grants resulted in a scenario that is considered re-pricing under GAAP. Our internal investigation identified several grants to directors, officers and employees where it appeared that the approval criteria under GAAP were met on multiple dates. The documents evidencing approval included communications between management and members of the Compensation Committee and subsequently completed unanimous written consent forms signed by the Compensation Committee members. Ultimately, grants were issued to individuals at the price determined by using as the measurement date the date of that subsequently completed unanimous written consent, resulting in a price lower than the price that would have resulted from use of the earlier dated documents to evidence approval of the grant. It is not clear which documents were intended to constitute final approval.

Based on the existence of multiple approval documents with the subsequent approval at a lower stock price, these grants were deemed to involve re-pricing within the meaning of the applicable accounting literature. Variable accounting treatment has been applied in accordance with the provisions of FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”), which was effective July 1, 2000 and provided for a “look back” period to December 15, 1998 for re-priced stock options.

The effect of accounting for these grants as having been re-priced is to increase our cumulative compensation expense through April 29, 2005 by approximately $8.6 million to account for the additional pre-tax non-cash stock-based compensation expense.

(3) The cancellation of certain stock option grants that were subsequently reissued at a lower price than the original grant constituted re-pricing that rendered the grants subject to variable accounting treatment. On certain occasions from fiscal year 1999 through fiscal year 2001, we cancelled certain stock option grants and subsequently reissued new grants. Therefore, these grants were deemed to be re-priced and subject to variable accounting treatment in accordance with FIN 44.

The cumulative impact of the restatement through April 29, 2005 associated with this type of error is approximately $1.9 million in additional pre-tax non-cash stock-based compensation expense.

(4) Stock option grants issued to non-employees were either not recorded or were recorded incorrectly. From fiscal year 1997 through fiscal year 2001, we issued certain stock option grants to various consultants. Compensation expense for some of the grants was recorded at the time the grants were issued; however, the grants were not correctly recorded in accordance with GAAP in effect at the time of the grants. Compensation expense was not recorded at all for the remaining grants.

The cumulative impact of this type of error on the consolidated financial statements through April 29, 2005 is approximately $1.0 million in additional pre-tax non-cash stock-based compensation expense.

(5) Other miscellaneous errors related to stock options. The cumulative impact for all other types of errors on the consolidated financial statements through April 29, 2005 is approximately $0.5 million in additional pre-tax non-cash stock-based compensation expense.

      The cumulative effect of the restatement adjustment on our consolidated balance sheet at April 29, 2005 was an increase in additional paid-in capital of approximately $18.4 million and an increase in accumulated deficit of $18.4 million. There was no impact on net sales, cash or cash equivalents.

Related Proceedings
      Regulatory Proceedings. On June 9, 2006, the SEC staff advised us that it had commenced an informal inquiry of our stock option grants and related practices, procedures and accounting. On June 26, 2006, we received a subpoena from the U.S. Attorney requesting documents related to the same matters. For additional information, see “Note 16. Litigation” in the Notes to the Consolidated Financial Statements.
      Legal Proceedings. We are named as a nominal defendant in six stockholder derivative lawsuits pending in Texas state and federal courts wherein a stockholder purports to pursue claims on our behalf against several of our current and former officers and Board members. For additional information, see “Note 16. Litigation” in the Notes to the Consolidated Financial Statements. On June 17, 2005, a putative class action lawsuit was filed against us and certain of our officers and Robert P. Cummins, then Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Texas. On August 18, 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The amended complaint includes an allegation that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. For additional information, see “Note 16. Litigation” in the Notes to the Consolidated Financial Statements.
      NASDAQ Delisting. We have received three Staff Determination Letters indicating that we fail to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our Forms 10-K and 10-Q for past fiscal periods. For additional information, see “Note 16. Litigation” in the Notes to the Consolidated Financial Statements.
Critical Accounting Policies
      We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”). Our most significant accounting policies are disclosed in “Note 2. Summary of Significant Accounting Policies and Related Data” in the Notes to the Consolidated Financial Statements.
      The preparation of the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the related Notes. The accompanying Consolidated Financial Statements have been prepared on a going-concern basis. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

      We consider the following accounting policies as the most critical because, in management’s view, they are most important to the portrayal of our consolidated financial position and results of operations and most demanding in terms of requiring estimates and other exercises of judgment.
      Accounts Receivable. We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically have been experienced by us would reduce earnings when they become known.
      Inventories. We state our inventories at the lower of cost, first-in, first-out (“FIFO”) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand should differ from expectations.
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
      Revenue Recognition. We sell our products through a combination of a direct sales force in the U.S. and certain European countries and through distributors elsewhere. We recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.
      Research and Development. All research and development costs are expensed as incurred. We have entered into contractual obligations for the conduct of clinical studies. Costs are incurred primarily at the time of enrollment and paid under the terms of the contracts. Research and development expenses could vary significantly with changes in the timing of clinical activity.
      Stock Options. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in “Note 2. Summary of Significant Accounting Policies and Related Data” in the Notes to the Consolidated Financial Statements. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations. We have adopted SFAS No. 123 (revised 2004) “Share Based Payment” (“FAS 123(R)”) starting on April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R), we anticipate recognizing non-cash share-based compensation expense of approximately $20 million during fiscal year 2007 excluding the potential impact associated with the resignation of certain former officers and employees. This estimate is affected by assumptions regarding a number of complex and subjective variables.
      Stock Options (Restated). As a result of the investigation described in “Note 1. Restatements” in the Notes to the Consolidated Financial Statements, and after additional review and consultation with our independent registered public accountants, we determined that the original measurement date used for some of the stock options granted during the period from fiscal 1994 through 2006 was not correct. In addition, the fair market value of our stock on the appropriate measurement date was higher than the exercise price of the stock options, resulting in the measurement of non-cash compensation cost that is being recognized as expense over the vesting period.

      For certain grants, principally during the period from 1998 to 2003, the date of effective approval by the Compensation Committee was subsequent to the grant date as recorded in our records and used as the measurement date in preparing our financial statements. Electronic data available for unanimous written consent documents executed by the Compensation Committee indicated that the documents were created, and therefore approved, on a date later than the recorded grant dates. With respect to grants for which the electronic data indicated such dating issues, but for which other contemporaneous documentation exists that establishes the date of final approval by all Compensation Committee members (such as for example, signed and dated approval faxes), we relied on that other documentation to determine the date of effective approval and the appropriate measurement date. With respect to grants for which the electronic data indicated such dating issues, but for which no such other contemporaneous documentation exists, we used a measurement date corresponding to the date on which the unanimous written consent document was last saved electronically, plus four calendar days to allow for the approval process conducted using overnight shipping of approval documents to and from Compensation Committee members. The cumulative effect of these measurement date revisions on our consolidated financial statements through April 29, 2005, is approximately $5.3 million in aggregate pre-tax non-cash stock-based compensation expense.
      In light of the significant judgment used in establishing revised measurement dates, alternate approaches to the one used could have resulted in different aggregate pre-tax non-cash stock-based compensation expense charges than those recorded in the restatement.
      While we used a measurement date corresponding to the date on which the unanimous written consent document was last saved electronically plus four calendar days to allow for the approval process, the cycle time for securing approval could have been as short as two calendar days, or may have extended to as long as 17 calendar days, as observed in one situation. To assess the sensitivity of the aggregate pre-tax non-cash stock-based compensation charges attributable to the estimated cycle time for the approval process for these grants, management has performed variability analyses corresponding to the range from (1) the earliest possible approval, which was defined as two calendar days following the date the written consent document was last saved electronically, to (2) the longest cycle time observed for approval of one of these grants, which was 17 calendar days following the date the unanimous written consent document was last saved electronically.
      Within this time period spanning from two to 17 calendar days following the date the written consent document was last saved electronically, we calculated the range of aggregate pre-tax non-cash stock-based compensation charges that would have resulted if the measurement date used for each grant corresponded to the date within this time period that would have yielded the highest and lowest option prices applicable to that grant. Under this scenario, the aggregate pre-tax non-cash stock-based compensation charges for these grants through April 29, 2005 would have been as high as $9.5 million and as low as $3.5 million, compared to our value of $5.3 million.
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
Results of Operations (Annual)

Net Sales
      U.S. net sales increased by $17.6 million, or 20%, in fiscal year 2006 compared to fiscal year 2005, primarily due to an 18% increase in new patient sales, partially offset by a decrease in replacement sales. International net sales increased by $2.4 million, or 18%, in fiscal year 2006 due to increases in new patient sales.
      U.S. net sales decreased by $9.9 million, or 10%, in fiscal year 2005 compared to fiscal year 2004, primarily due to a 16% volume decrease caused by reductions in both replacement and new patient sales, partially offset by an increase of 7% in average selling price due to new product introductions and changes in product mix.

International net sales increased by $2.7 million, or 25%, in fiscal year 2005 due to increases in unit sales of 16% and increases in average selling prices of 8%. The increases in international average selling prices are primarily due to the favorable impact of foreign currency exchange and changes in product and country mix.

Gross Profit
      Gross profit increased by $19.9 million, or 23%, in fiscal year 2006 compared to fiscal year 2005, primarily due to higher sales volumes. Gross profit margin increased by 235 basis points to 87.2% due to increased production volumes resulting in improved operational efficiencies impacting gross profit margin by approximately 125 basis points and improvement in average selling prices due to mix which had a favorable impact of 110 basis points.
      Gross profit decreased by $6.6 million, or 7%, in fiscal year 2005 compared to fiscal year 2004, primarily due to lower sales volumes. Gross profit margin decreased by 40 basis points to 84.8%, due to operational inefficiencies relating to ramp up activities conducted during the first quarter of the fiscal year that negatively impacted gross profit margin by approximately 210 basis points and were offset by improvements in average selling prices and favorable manufacturing variances throughout the remainder of the year which had a favorable impact of approximately 170 basis points.
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

Operating Expenses
      Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by $50.3 or 58%, in fiscal year 2006 and by $14.8 million, or 20%, in fiscal year 2005, as compared to prior years, due to additional expenses associated with the TRD product launch which occurred on August 1, 2005. SG&A expenses include pre-tax non-cash stock-based compensation expense of ($1.1 million), $6.1 million and $2.3 million for fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004, respectively. In fiscal 2006, SG&A expense included a credit of $1.1 million for pre-tax non-cash stock-based compensation expense due to variable accounting treatment for certain grants and a drop in our common stock price relative to the price at the end of fiscal 2005.
      Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. R&D expenses increased by $9.4 million, or 47%, in fiscal year 2006 and by $2.5 million, or 14%, in fiscal 2005, as compared to prior years, due to additional product development programs and expanded regulatory activities primarily related to the depression approval and launch. R&D expenses include pre-tax non-cash stock-based compensation expense of $1.7 million, $0.9 million and $0.7 million for fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004, respectively.

Interest Income
      Interest income of $3.2 million during fiscal year 2006 increased by 199%, as compared to interest income of $1.1 million for fiscal year 2005, due to higher average investment balances attributable to the net proceeds of $98.3 million received from the Notes and higher interest rates. Interest income for fiscal year 2005 increased by 128% as compared to fiscal year 2004 due to higher average investment balances and higher interest rates.

Interest Expense
      Interest expense of $3.0 million for fiscal year 2006 increased primarily due to interest expense applicable to the Notes. Interest expense of $0.4 million for fiscal year 2005 decreased compared to 2004 primarily due to lower borrowings against the line of credit facility and lower interest rates negotiated during the renewal of the line of credit during the fiscal year.

Other Income, Net
      Other income, net, primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

Income Taxes
      At April 28, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $224.0 million. The following is a reconciliation of statutory federal income tax rates to our effective income tax rate expressed as a percentage of income from operations before income taxes:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	April 28, 2006	April 29, 2005	April 30, 2004

		As Restated	As Restated

Income Tax Expense	$99,266	$26,113	$230,789

U.S. statutory rate	(34.0)%	(34.0)%	34.0%
Change in deferred tax valuation allowance	31.6	32.1	(39.3)
Foreign taxes	0.1	0.1	0.4
State & local tax provision	0.1	0.0	3.2
Other, net	2.4	1.9	5.3

	0.2%	0.1%	3.6%

Results of Operations (Quarterly) — See also “Note 19. Quarterly Financial Information — Unaudited.”
Thirteen weeks ended July 29, 2005 (as restated) compared to thirteen weeks ended July 30, 2004 (as restated)

Net Sales
      During the thirteen weeks ended July 29, 2005, U.S. net sales increased by $1.1 million, or 5% as compared to the thirteen weeks ended July 30, 2004. Unit sales volume increased by 4% and average system prices increased by 1% largely resulting from changes in product mix.
      International sales for the thirteen weeks ended July 29, 2005 increased by $0.7 million, or 28% over the same period last year due to an increase in sales volume of 17% and an increase in average system prices of 9%, largely due to favorable currency impact and changes in country and product mix.

Gross Profit
      Gross profit increased $2.9 million or 14%, in the thirteen weeks ended July 29, 2005 compared to the thirteen weeks ended July 30, 2004. Gross profit margin for the thirteen weeks ended July 29, 2005 was 86.0%, compared to gross profit margin of 80.9% for the same period last year. Improvements in manufacturing efficiencies relating to increased production levels generated an improvement in gross profit margins of approximately 340 basis points, the remaining improvement in gross profit margin was largely the result of an increase in average system prices.
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

Operating Expenses
      Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by $16.1 million or 79% for the thirteen weeks ended July 29, 2005, as compared to the thirteen weeks ended July 30, 2004. Increases reflect the expansion of our organization primarily in the area of sales personnel to support the August 1, 2005 launch in the TRD market and expanded corporate administrative functions associated with increasing compliance requirements. SG&A expenses include pre-tax non-cash stock-based compensation expense of $0.5 million for the thirteen weeks ended July 29, 2005, as compared to $1.8 million for the thirteen weeks ended July 30, 2004.
      Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by $1.5 million or 31% for the thirteen weeks ended July 29, 2005 due to expanded clinical and regulatory activities supporting the completion of the U.S. regulatory process for obtaining approval of VNS Therapy in TRD, ongoing product development activities and expanded clinical and regulatory activities in epilepsy, depression and new indications programs. R&D expenses include pre-tax non-cash stock-based compensation expense of $0.2 million for the thirteen weeks ended July 29, 2005, as compared to $0.3 million for the thirteen weeks ended July 30, 2004.

Interest Income and Expense
      Interest income of $413,000 for the thirteen weeks ended July 29, 2005 increased by $260,000 or 171% as compared to interest income of $153,000 for the thirteen weeks ended July 30, 2004 as a result of lower invested cash and marketable securities balances offset by higher interest rates. Interest expense of $93,000 for the thirteen weeks ended July 29, 2005 decreased by 25% as compared to interest expense of $125,000 for the thirteen weeks ended July 30, 2004 due to the reduced borrowings and lower interest rates against our $20 million credit facility and reductions in interest expense on capital leases for manufacturing equipment.

Other Income, Net
      Other income, net, primarily includes transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

Income Taxes
      We estimate our effective tax rate for the thirteen weeks ended July 29, 2005 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Thirteen weeks ended October 28, 2005 (as restated) compared to thirteen weeks ended October 29, 2004 (as restated)

Net Sales
      During the thirteen weeks ended October 28, 2005, U.S. net sales increased by $2.5 million or 11% as compared to the thirteen weeks ended October 29, 2004. Unit sales volume increased by 8% and average system prices increased by 3% largely resulting from changes in product mix.

      International sales for the thirteen weeks ended October 28, 2005 increased by $1.1 million or 36% over the same period last year due to an increase in sales volume of 30% and an increase in average system prices of 5%, largely due to favorable currency impact and changes in country and product mix.

Gross Profit
      Gross profit increased $3.6 million or 17%, in the thirteen weeks ended October 28, 2005 compared to the thirteen weeks ended October 29, 2004. Gross profit margin for the thirteen weeks ended October 28, 2005 was 86.9% representing an increase of 165 basis points over the same period last year. An increase in manufacturing efficiencies due to higher production volume provided an improvement of 175 basis points, offset by changes in the mix between domestic and international sales which reduced gross profit margin by 10 basis points.

Operating Expenses
      Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by $22.3 million or 136% for the thirteen weeks ended October 28, 2005, as compared to the thirteen weeks ended October 29, 2004. The increases in expenses for the thirteen weeks are largely due to sales, marketing and administrative activities in support of the TRD depression launch and expanded corporate administrative functions associated with increased compliance requirements. SG&A expenses include pre-tax non-cash stock-based compensation expense of ($1.4 million) for the thirteen weeks ended October 28, 2005, as compared to ($2.6 million) for the thirteen weeks ended July 30, 2004. In both cases, SG&A expense included a credit for pre-tax non-cash stock-based compensation expense due to variable accounting treatment for certain grants and a drop in the price of our common stock.
      Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by $2.8 million or 58% for the thirteen weeks ended October 28, 2005, due to expanded clinical and regulatory activities supporting the completion of the U.S. regulatory process for obtaining approval of VNS Therapy in TRD, ongoing product development activities and expanded clinical and regulatory activities in epilepsy, depression and new indications programs. R&D expenses include pre-tax non-cash stock-based compensation expense of $0.4 million for the thirteen weeks ended October 28, 2005, as compared to $0.2 million for the thirteen weeks ended October 29, 2004.

Interest Income and Expense
      Interest income of $616,000 for the thirteen weeks ended October 28, 2005 increased by 178% as compared to interest income of $221,000 for the thirteen weeks ended October 29, 2004 as a result of higher invested cash balances from the proceeds of our convertible notes offering completed during the quarter earning higher interest rates. Interest expense of $488,000 for the thirteen weeks ended October 28, 2005 increased by 339% as compared to interest expense of $111,000 for the thirteen weeks ended October 29, 2004 due to the interest on the Notes partially offset by lower interest expense caused by no borrowings against our $20 million line of credit facility which expired in September 2005 and reductions in interest expense on capital leases for manufacturing equipment.

Other Income, Net
      Other income, net, primarily includes income related to the over-allotment provision applicable to the Notes offering and transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

Income Taxes
      We estimate our effective tax rate for the thirteen weeks ended October 28, 2005 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Thirteen weeks ended January 27, 2006 (as restated) compared to thirteen weeks ended January 28, 2005 (as restated)

Net Sales
      During the thirteen weeks ended January 27, 2006, U.S. net sales increased by $4.6 million or 20% as compared to the thirteen weeks ended January 28, 2005, primarily the result of increase in unit sales volumes.
      International sales for the thirteen weeks ended January 27, 2006 increased by $0.5 million or 15% over the same period last year due to an increase in unit sales volume of 18% and a decrease in average system prices of 3%, largely due to unfavorable currency impact and changes in country and product mix.

Gross Profit
      Gross profit increased $5.0 million or 22%, in the thirteen weeks ended January 27, 2006 compared to the thirteen weeks ended January 28, 2005. Gross profit margin for the thirteen weeks ended January 27, 2006 was 87.6% representing an increase of 200 basis points over the same period last year. Increases in manufacturing efficiencies due to higher production volume provided an improvement of 220 basis points which were offset by changes in product mix between domestic and international sales that reduced gross profit margin by 20 basis points.

Operating Expenses
      Selling, General and Administrative (SG&A) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses increased by $13.4 million or 63% for the thirteen weeks ended January 27, 2006, as compared to the thirteen weeks ended January 28, 2005. The increases in expenses for the thirteen weeks are largely due to sales, marketing and administrative activities in support of the TRD depression launch and expanded corporate administrative functions associated with increased compliance requirements. SG&A expenses include pre-tax non-cash stock-based compensation expense of $0.4 million for the thirteen weeks ended January 27, 2006, as compared to $2.4 million for the thirteen weeks ended January 28, 2005.
      Research and Development (R&D) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to prior year, R&D expenses increased by $2.8 million or 60% for the thirteen weeks ended January 27, 2006, due to expanded clinical and regulatory activities supporting the completion of the U.S. regulatory process for obtaining approval of VNS Therapy in TRD, ongoing product development activities and expanded clinical and regulatory activities in epilepsy, depression and new indications programs. R&D expenses include pre-tax non-cash stock-based compensation expense of $0.4 million for the thirteen weeks ended January 27, 2006, as compared to $0.2 million for the thirteen weeks ended January 28, 2005.

Interest Income and Expense
      Interest income of $1.2 million for the thirteen weeks ended January 27, 2006 increased by 289% as compared to interest income of $293,000 for the thirteen weeks ended January 28, 2005 as a result of higher invested cash balances earning higher interest rates. Interest expense of $1.1 million for the thirteen weeks ended January 27, 2006 increased by 1,043% as compared to interest expense of $101,000 for the thirteen weeks ended January 28, 2005 due to the Notes partially offset by reductions in interest expense on capital leases for manufacturing equipment.

Other Income, Net
      Other income, net, primarily includes income related to the amortization of the over-allotment provision applicable to the 2005 bond offering and transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

Income Taxes
      We estimate our effective tax rate for the thirty-nine weeks ended January 27, 2006 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (IRC). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Liquidity and Capital Resources

Overview
      We generated a net loss of $59.1 million for the year ended April 28, 2006, as compared to a net loss of $18.6 million for the year ended April 29, 2005 and net income of $4.6 for the year ended April 30, 2004. The significant increase in net loss is due to additional expenses associated with the August 2005 product launch in TRD. As a result, cash used in operations increased to $70.9 million for the year ended April 28, 2006, as compared to $4.0 million used in operations for the year ended April 29, 2005 and $3.6 million provided by operations for the year ended April 30, 2004. To fund operations, in fiscal 2006 we incurred additional indebtedness through the issuance of our Notes and the establishment of a $40 million line of credit.

Cash Flows
      Net cash provided by (used in) operating, investing and financing activities were as follows:

	Fiscal Year Ended

	April 28, 2006	April 29, 2005	April 30, 2004

Operating activities	$(70,876,209)	$(3,969,672)	$3,595,349
Investing activities	17,501,141	(11,613,173)	(17,501,056)
Financing activities	106,994,787	10,851,738	14,496,645

Operating Activities
      Net cash used in operating activities in fiscal 2006 was $70.9 million as compared to net cash used in operating activities of $4.0 million in fiscal 2005. Operational cash flow decreased by approximately $66.9 million due to a net loss in fiscal 2006 of approximately $59.1 million and an increase of $15.9 million in working capital to support the U.S. TRD launch in fiscal 2006. Net cash used in operating activities in fiscal 2005 was $4.0 million as compared to net cash provided by operating activities of $3.6 million in fiscal 2004. Operational cash flow decreased by approximately $7.6 million due to a net loss in fiscal 2005 of approximately $18.6 million offset by a reduction in operating assets and liabilities of $4.3 million. Net cash provided by operating activities in fiscal 2004 was $3.6 million due primarily to net profit of $4.6 million.

Investing Activities
      Net cash provided by investing activities in fiscal 2006 was $17.5 million. Net proceeds of $22.8 million from the sale of short-term marketable securities were offset by purchases of property and equipment of $4.3 million. Net cash used in investing activities in fiscal 2005 was $11.6 million and included net purchases of short-term marketable securities of $7.9 million and purchases of property and equipment of $3.7 million. Net cash used in investing activities in fiscal 2004 was $17.5 million, which included net purchases of short-term marketable securities of $14.9 million and purchases of property and equipment of $2.6 million.

Financing Activities
      Net cash provided by financing activities in fiscal 2006 was $107 million. On January 13, 2006, we established a $40 million revolving line of credit that replaced the $20 million revolving line of credit that expired in September 2005. Borrowings against the line of credit were reduced by approximately $0.5 million to $2.5 million. On September 27, 2005, we issued Notes in the amount of $125 million. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. Holders may convert their Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $9,993,200 and (2) the net cost of $13 million of separate convertible bond hedge and common stock warrant transactions, which transactions were designed to limit our exposure to potential dilution from conversion of the Notes. These transactions resulted in net cash proceeds of $98.3 million. We received approximately $10.5 million in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans in fiscal year 2006.
      Net cash provided by financing activities in fiscal 2005 was $10.9 million. We received approximately $18.0 million in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans in fiscal year 2005. Borrowings against the line of credit were reduced by approximately $7.0 million to $3.0 million.
      Net cash provided by financing activities in fiscal 2004 was $14.5 million. We received approximately $13.0 million in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans in fiscal year 2004. Borrowings against the line of credit were increased by $1.7 million to $10.0 million.
Debt Instruments and Related Covenants

Line of Credit
      On January 13, 2006, we established a $40 million revolving line of credit (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in our Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million, and to provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of April 28, 2006 our available borrowing capacity was approximately $27,099,000 with a loan balance of $2.5 million. As discussed more fully in “Note 6 — Line of Credit,” we have been unable to timely file our 2006 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended July 28, 2006 (“First Quarter Form 10-Q”) and the Quarterly Report on Form 10-Q for the quarter ended October 27, 2006 (“Second Quarter Form 10-Q”).

      On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that the certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events, (1) we failed to file timely with the SEC our 2007 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and the Second Quarter Form 10-Q; (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports; and (3) our receipt of a notice of default and demand from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. On February 1, 2007 we will be required to pay interest on the minimum loan balance of $10 million.
      If an event of default has occurred under the indenture as discussed below, we would also be in default of the $40 million line of credit.

Convertible Notes
      On September 27, 2005, we issued the Notes. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity.
      On July 31, 2006, we received the notice of default and demand letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo Bank, National Association (“the Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC this Form 10-K by July 12, 2006 and (2) to deliver a copy of this 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received the notice of acceleration and demand letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. As such, although the Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheet as of April 28, 2006. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. We are also a defendant in an action styled Wells Fargo Bank N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the indenture. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
      If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness, and we may be forced to seek protection under the Bankruptcy Code.

      If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain.
Contractual Obligations
      We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $530,000 as of April 28, 2006. Although we have no firm commitments, we expect to make capital expenditures of approximately $7.0 million during fiscal year 2007, primarily to expand organizational capacity and to enhance business infrastructure and facilities.
      The chart below reflects our current obligations under our material contractual obligations.

					Total
			Operating		Contractual
	Line of Credit	Notes Issuance(1)	Leases(2)	Other(3)	Obligations

Contractual obligations:
Less Than One Year	$10,638,194	$128,750,000	$2,248,218	$1,015,984	$142,652,396
1-3 Years	1,395,139	—	6,009,810	73,691	7,478,640
3-5 Years	—	—	2,837,835	—	2,837,835
Over 5 Years	—	—	—	—	—

Total Contractual Obligations	$12,033,333	$128,750,000	$11,095,863	$1,089,675	$152,968,871

(1)	Consists of principal and interest obligations related to the Notes issuance presented as if the Notes were to become due and payable within twelve months from the issuance of this annual report. Although the Notes mature in 2012, we have classified them as current due to our receipt of the notice of default and demand letter from the Trustee.

(2)	Consists of operating lease obligations related to facilities and office equipment.

(3)	Reflects amounts we expect to expend in connection with sales, marketing and training events and debt applicable to acquisition of computer hardware and software.
      We believe our current financial and capital resources will be adequate to fund anticipated business activities through fiscal 2008, although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true. Our current assumptions include our ability to either prevail in our assertions on the terms of the Indenture of the Notes or negotiate terms which include principal maturity of greater than 24 months. If, within the short-term, we are unable to prevail or satisfactorily resolve the dispute surrounding the terms of the Indenture, we may not be able to maintain our operations as a going concern. Our projections of the future TRD markets for VNS Therapy will be significantly impacted by the timing and outcome of pending reimbursement decisions for depression by major payors. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Item 1A. Risk Factors.”
Factors Affecting Future Operating Results and Common Stock Price
      The factors affecting our future operating results and common stock prices are disclosed in “Item 1A. Risk Factors.”

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
      Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with the U.S. dollar over the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon our operations would be favorable by approximately $1.1 million or 1.9%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on our operations would decrease by approximately $1.1 million or 1.8%.
      Our Notes are sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At November 30, 2006 a 10% change in the price of our common stock could have resulted in a decrease of approximately $12 million on the net fair value of our Notes.

Item 8.	Financial Statements and Supplementary Data
      The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      On June 9, 2006, the SEC staff advised us that it had commenced an informal inquiry of our stock option grants and related procedures, practices and accounting. On June 26, 2006, we received a subpoena from the U.S. Attorney requesting documents related to the same matters. We are cooperating with the SEC staff and the U.S. Attorney’s Office. Our Board directed the Audit Committee to conduct an independent investigation of our stock option grants, practices and procedures, including compliance with GAAP, and the Audit Committee retained independent counsel to assist it in completing that review.
      The Audit Committee, with the assistance of its independent counsel and their forensic accountants, has completed its review of our stock option grants, practices and procedures. The Audit Committee concluded that incorrect measurement dates were used for certain stock option grants made during the period from 1994 through 2006. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, our Board concluded on November 18, 2006, that we needed to restate historical consolidated financial statements to record non-cash charges for compensation expense relating to past stock option grants. The effects of these restatements are reflected in the consolidated financial statements and other financial data, including quarterly data, included in this Form 10-K. None of the restatements have any impact on net cash provided by (used in) operating activities. Refer to “Note 1. Restatements” in the Notes to the Consolidated Financial Statements for additional information. Selected quarterly financial information is also presented in “Note 19. Quarterly Financial Information — Unaudited” in the Notes to the Consolidated Financial Statements for fiscal years 2006 and 2005. Other disclosures contained in the quarterly reports on Form 10-Q for fiscal years 2006 and prior have not been amended and should no longer be relied upon.

(a)	Evaluation of Disclosure Controls and Procedures
      We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 28, 2006 because of the material weakness discussed below.

(b)	Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving financial reporting objectives.
      In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. During this evaluation, management identified a material weakness in our internal control over financial reporting, as described below. Management has concluded that, as a result of this material weakness, our internal control over financial reporting was not effective as of April 28, 2006 based upon the criteria issued by COSO.
      A material weakness is a control deficiency, or a combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of April 28, 2006, we had inadequate controls over the accounting for and disclosure of stock-based compensation. Specifically, we identified a material weakness comprised of the following internal control deficiencies:

•	Failure to recognize stock option granting practices as a significant risk and to ensure that all individuals involved in the granting process understood their appropriate roles and responsibilities and the consequences of their actions;

•	Lack of communication between individuals involved in the compensation approval process and personnel responsible for the accounting treatment of equity-based awards;

•	Lack of accounting expertise and knowledge related to accounting for certain equity-based awards;

•	Inadequate policies and procedures regarding maintenance of records supporting the granting activities, grant date, and authorization of equity-based transactions;

•	Inadequate policies and procedures regarding preparation and retention of documentation of stock option granting procedures and practices; and

•	Inadequate supervision and training for personnel involved in the stock option granting process.
      This material weakness resulted in the material misstatement of stock-based compensation expense in the company’s consolidated financial statements for the 2004 and 2005 fiscal years and each of the quarters of fiscal 2005 and 2006 and the Company is restating previously issued financial statements for the 2004 and 2005 fiscal years and each of the quarters of fiscal years 2005 and 2006.
      KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting.

(c)	Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 28, 2006 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      In response to the material weakness identified by our management, we have dedicated significant resources to improve our control environment and to remedy the material weakness identified. These efforts include the following:

•	Establishing that all equity grants, other than grants to our Board, must be approved by the Compensation Committee at a meeting of the Compensation Committee held on or before the effective date of the grant;

•	Establishing that equity grants to non-executive members of our Board must be approved by a vote of the full Board at a meeting of our Board held on or before the effective date of the grant;

•	Establishing that all internal approvals of grant awards must be obtained in writing prior to any Board Compensation Committee action granting an equity award;

•	Establishing predefined dates for the granting of all equity-based awards; and

•	Establishing responsibility in one office for maintenance of records documenting all grant approvals.
      In addition, the following measures will be implemented in the fiscal year ending April 27, 2007:

•	Establishing additional education and training for personnel in areas associated with the stock option granting processes and other compensation practices to increase competency levels of the personnel involved; and

•	Establishing documented communication channels between Compensation Committee and personnel responsible for accounting treatment of the stock option grants upon approval.
Audit Committee Oversight
      The adequacy of our internal control over financial reporting, the accounting principles employed in our financial reporting and the scope of independent audits are reviewed by the Audit Committee, consisting solely of outside directors. The independent auditors meet with, and have confidential access to, the Audit Committee to discuss the results of their audit work.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cyberonics, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) that Cyberonics, Inc. did not maintain effective internal control over financial reporting as of April 28, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of April 28, 2006, Cyberonics, Inc. had inadequate controls over the accounting for and disclosure of its stock-based compensation. Specifically, management identified a material weakness comprised of the following internal control deficiencies:

•	Failure to recognize stock option granting practices as a significant risk and to ensure that all individuals involved in the granting process understood their appropriate roles and responsibilities and the consequences of their actions;

•	Lack of communication between individuals involved in the compensation approval process and personnel responsible for the accounting treatment of equity-based awards;

•	Lack of accounting expertise and knowledge related to accounting for certain equity-based awards;

•	Inadequate policies and procedures regarding maintenance of records supporting the granting activities, grant date, and authorization of equity-based transactions;

•	Inadequate policies and procedures regarding preparation and retention of documentation of stock option granting procedures and practices; and

•	Inadequate supervision and training for personnel involved in the stock option granting process.
      This material weakness resulted in the material misstatement of stock-based compensation expense in the Company’s consolidated financial statements for the 2004 and 2005 fiscal years and each of the quarters of fiscal 2005 and 2006 and the Company is restating previously issued financial statements for the 2004 and 2005 fiscal years and each of the quarters of fiscal years 2005 and 2006.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 28, 2006 and April 29, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the 52 weeks ended April 28, 2006 and April 29, 2005 and the 53 weeks ended April 30, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated January 5, 2007, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Cyberonics, Inc. did not maintain effective internal control over financial reporting as of April 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cyberonics, Inc. has not maintained effective internal control over financial reporting as of April 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Houston, Texas
January 5, 2007

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors and Executive Officers
      Set forth below are the names, ages and positions of our current directors and executive officers:

Name	Age	Position

Stanley H. Appel, M.D.	73	Director
Michael A. Cheney	52	Vice President, Marketing
Tony Coelho	64	Director
Guy C. Jackson	64	Director
W. Steven Jennings	55	Vice President, Sales
Shawn P. Lunney	43	Vice President, Market Development
Kevin S. Moore	52	Director
Hugh M. Morrison	60	Director
Alan J. Olsen	59	Director
George E. Parker III	44	Interim Chief Operating Officer
John A. Riccardi	37	Interim Chief Financial Officer
Richard L. Rudolph, M.D.	57	Vice President, Clinical and Medical Affairs and Chief Medical Officer
Randal L. Simpson	47	Vice President, Operations
Michael J. Strauss, M.D., M.P.H.	53	Director
Reese S. Terry, Jr.	64	Director and Interim Chief Executive Officer
David S. Wise	51	Vice President, General Counsel and Secretary
      Dr. Appel has been a member of our Board since December 1996. Dr. Appel is the Peggy and Gary Edwards Distinguished Endowed Chair for the Treatment and Research of ALS, Department of Neurology, Neurological Institute, The Methodist Hospital, Professor of Neurology, Weill Medical College of Cornell University and Professor of Biochemistry and Molecular Physiology at Baylor College of Medicine. He was previously Chair of the Department of Neurology at Baylor College of Medicine as well as Chief of the Neurology division and the James B. Duke Professor of Medicine at Duke University Medical Center, North Carolina. Dr. Appel is a native of Massachusetts and received his Bachelor Degree at Harvard University and his Medical Degree from Columbia College of Physicians and Surgeons. He is Director of the MDA/ ALS Research and Clinical Center at the Methodist Neurological Institute, and past Director of a National Institute of Aging Alzheimer’s Disease Research Center. Dr. Appel is a member of numerous professional societies and committees, and is the author of 15 published books and over 350 articles on topics such as ALS, neuromuscular disease, Alzheimer’s disease, and Parkinson’s disease. He has received a number of awards for his accomplishments in Neurology and Biochemistry, including the Gold Medal Award in 1997 from Columbia College of Physicians and Surgeons for “Distinguished Achievements in Medicine,” the Sheila Essey Award in 2003 from the American Academy of Neurology for “outstanding research in Amyotrophic Lateral Sclerosis,” Elected Fellow of the American Association for the Advancement of Science in recognition of the “dedication and commitment to advancing science and serving society” in 2003, Baylor College of Medicine Alumni Association Distinguished Faculty Award in 2004, MDA’s Wings Over Wall Street Diamond Award in 2004, Texas Neurological Society Lifetime Achievement Award in 2005 and the Forbes Norris Award for “compassion and love for humanity in research and treatment in patients with ALS” from the International Alliance of ALS/ MND Associations in 2005.

      Mr. Cheney joined us in July 2001 as Vice President of Marketing and Managing Director of the Depression Business Unit. Mr. Cheney has more than 18 years of pharmaceutical marketing and product launch experience. From September 1997 to July 2001, he was Senior Director, Obesity Business Unit at Knoll Pharmaceutical Company, the U.S. pharmaceutical unit of BASF Corporation, which was recently acquired by Abbott Laboratories, where he was responsible for the launch of Meridia® (sibutramine hydrochloride), a leading anti-obesity drug. Prior to that, Mr. Cheney was Group Director, Central Nervous System Therapeutics Marketing at Wyeth-Ayerst Laboratories, a subsidiary of American Home Products, where he was responsible for the marketing of Effexor® (venlafaxine hydrochloride) and the launch of Effexor® XR, a leading brand of medication for the treatment of depression.
      Mr. Coelho has been a member of our Board since March 1997 and was appointed Chairman in November 2006. Since June 1988, Mr. Coelho has been an independent business consultant. From October 1996 to June 1998, Mr. Coelho was the Chairman and Chief Executive Officer of ETC w/tci, the Washington-based education, training and communications subsidiary of Tele-Communications, Inc. From January 1990 to September 1995, Mr. Coelho served as the President and Chief Executive Officer of Wertheim Schroder Investment Services, Inc., an asset management firm, and from October 1989 to September 1995, he served as Managing Director of Wertheim Schroder and Co., an investment banking firm. Mr. Coelho served in the United States House of Representatives from California from 1979 to 1989 and as House Majority Whip from 1986 to 1989. Mr. Coelho also serves on the board of directors of Service Corporation International, a funeral service corporation, Warren Resources, an oil and gas exploration company, Ceptor Corporation, a biopharmaceutical company, Stem Cell Innovations, Inc., a biotechnology company and Unifund Government Services, LLC, a debt collection company, for which he also serves as chairman. Mr. Coelho is also the Chairman of the Epilepsy Foundation, a national organization that works for people affected by seizures through research, education, advocacy and service. Mr. Coelho also served as Chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001.
      Mr. Jackson has been a member of our Board since July 2003. In June 2003, Mr. Jackson retired from the accounting firm of Ernst & Young LLP after 35 years with the firm and one of its predecessors, Arthur Young & Company. During his career, Mr. Jackson has served as the audit partner for a number of public companies in Ernst & Young’s New York and Minneapolis offices. Mr. Jackson has a B.S. degree from The Pennsylvania State University and a MBA from the Harvard Business School. Mr. Jackson also serves on the board of directors and is chairman of the audit committees of Digi International, Inc., a technology company, EpiCept Corporation, a specialty pharmaceutical company, Life Time Fitness, Inc., an operator of fitness centers, and Urologix, Inc., a medical device company.
      Mr. Jennings joined us in May 2003 as Vice President, Sales. Mr. Jennings has more than 25 years of pharmaceutical sales and marketing experience, including over 15 years of sales management experience at Solvay Pharmaceuticals, CIBA GEIGY and Reed and Carnrick. Prior to joining us, Mr. Jennings was Global Vice President, Gastrointestinal and Women’s Health at Solvay where he was responsible for worldwide sales and marketing for the two largest of Solvay’s four pharmaceutical divisions. During his 10-year career at Solvay, he also held positions in product management, regional and U.S. national sales management and Business Director for Solvay’s Mental Health and Cardiovascular business.
      Mr. Lunney joined us in April 1991 and served in various sales, marketing and reimbursement planning positions with us until May 1996, when he became Vice President, Marketing. He is currently serving as Vice President of Market Development. Prior to joining us, Mr. Lunney held the position of Sales and Marketing Manager with Perceptive Systems, Inc., a hospital laboratory medical instrument manufacturer, from December 1985 to April 1991.
      Mr. Moore has been a member of our Board since January 2004. He has over 20 years of investment and management experience. He has been with The Clark Estates, Inc. since 1991 where he is currently President and a director. Mr. Moore is responsible for all activities of The Clark Estates and its various affiliated investments and interests. The Clark Estates manages the business and financial affairs of the Clark family, co-founders of I.M. Singer & Company in 1850. Mr. Moore serves on the Boards of Directors of 3D Systems Corporation, Time Out New York magazine, and the National Baseball Hall of Fame & Museum where he is also Treasurer. He is also Vice Chairman of The Mary Imogene Bassett Hospital. Mr. Moore was originally appointed to our Board, and is nominated as a director for the 2006 Annual Meeting of Stockholders, pursuant to an agreement with The Clark Estates which requires our Board to nominate him for election as a director so long as The Clark Estates holds at least 600,000 shares of common stock, which were purchased in our private placement offering in 1997.
      Mr. Morrison was appointed to our Board in November 2006. From 1983 to December 2005, Mr. Morrison served as a director, and from January 1998 to December 2005 as Chairman of the board of directors, of Advanced Neuromodulation Systems, Inc., a publicly held designer, developer, manufacturer and marketer of advanced implantable neuromodulation devices. In December 2005, Advanced Neuromodulation Systems, Inc. was sold to St. Jude Medical, Inc. Mr. Morrison served as a director of Owen Healthcare, Inc., a publicly held hospital pharmacy management firm, from 1994 until it was acquired in 1996 by Cardinal Healthcare. In addition, Mr. Morrison served as a director of Dow Hickam Pharmaceuticals, Inc., a pharmaceutical manufacturer and marketer, from 1984 to 1991, when the company was sold to Mylan Laboratories, Inc. From March 1996 to May 2006, Mr. Morrison served as President and Chief Executive Officer, and from January 1998 to May 2006 as Chairman of the board of directors, of Pilgrim Cleaners, Inc., a retail dry cleaning company operating over 100 stores (Pilgrim), and its parent, Clean Acquisition, Inc. (Clean). In January 2004, Pilgrim and Clean each filed a petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Subsequent to Mr. Morrison’s resignation, Pilgrim and Clean each filed a petition under Chapter 7 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas, Houston Division in July 2006. Mr. Morrison is licensed as a Certified Public Accountant.
      Mr. Olsen has been a member of our Board since June 1999. He has over 30 years of medical device sales and marketing experience beginning with Smith & Nephew Richards, Inc., Danek Medical, Inc. and Sofamor Danek Group, Inc. He was founder and President of Danek Medical, Inc., a pioneer in the spinal fixation device market, which later became part of Sofamor Danek Group, Inc. He served as a director of Sofamor Danek Group, Inc. from 1985 to 1993. Since 1992, Mr. Olsen has served on the board of directors of five medical device or technology start-up companies that have either been acquired or are still operating businesses. He is the founder of Robomedica, Inc., which develops robotic devices to train paralyzed people to walk again. Mr. Olsen also serves on the board of directors of several private and charitable organizations.
      Mr. Parker joined us in July 2003 as Vice President of Human Resources. In November 2006, Mr. Parker assumed the role of Chief Operating Officer on an interim basis. Prior to joining us, he was Vice President, Human Resources at PerkinElmer Instruments from 1999 to 2002. Mr. Parker has 22 years of human resource management and consulting experience and has worked in a number of industries including medical equipment and pharmaceuticals with experience in building and developing people and organizations to support rapidly growing products and markets in both the U.S. and Europe.
      Mr. Riccardi joined us in November 2005 as Director of Financial Planning & Analysis and served in that role until November 2006 when he became Chief Financial Officer on an interim basis. Prior to joining us, Mr. Riccardi worked in several positions of increasing responsibility at Johnson & Johnson, a major producer and seller of products in the health care industry, from May 1997 to November 2005.
      Dr. Rudolph joined us in August 2001 as Vice President, Clinical and Medical Affairs and Chief Medical Officer. He has 20 years of pharmaceutical and medical device research and management experience in the neuroscience area. He has authored and co-authored numerous publications. Prior to joining us, Dr. Rudolph was Senior Director, Clinical Research and Development at Wyeth-Ayerst Research. During his 16-year career at Wyeth-Ayerst, Dr. Rudolph was responsible for numerous clinical studies and research on Effexor®(venlafaxine hydrochloride) and Effexor® XR, a leading brand of medication for the treatment of patients with depression and generalized anxiety disorder.
      Mr. Simpson joined us in 1998 and has served in various manufacturing management positions such as Director, Manufacturing, Director, Materials and Sr. Director of Operations, until October 2003 when he became Vice President, Operations. Prior to joining us, Mr. Simpson was employed by Intermedics, Inc., a manufacturer of implantable medical devices for cardiac rhythm management, including pacemakers and defibrillators, as Manager of Manufacturing. Mr. Simpson has over 22 years of manufacturing experience with over 15 years of experience in the medical device industry.
      Dr. Strauss has been a member of our Board since March 1997. Dr. Strauss is a health policy and business consultant who works with medical technology and service companies. He is an expert on medical device reimbursement. From 2001 until January 2005, he served as Chief Executive Officer of Naviscan PET Systems, Inc., a developer of compact, high-resolution positron emission tomography (“PET”) devices. From 1988 through 1999, Dr. Strauss was a founder and officer of Covance Health Economics and Outcomes Services, Inc., a healthcare consulting and service firm that specializes in medical product reimbursement. He also serves on the board of directors of VisionCare Opthalmic Technologies, which is developing products to treat macular degeneration and other disorders.
      Mr. Terry co-founded Cyberonics in December 1987 and served as Chairman of our Board and Chief Executive Officer until February 1990, when he became Chairman of our Board and Executive Vice President. He also served as Chief Executive Officer for a portion of 1995. Mr. Terry resigned from his position as Executive Vice President in February 2000 and from his positions as Chairman of our Board and Secretary in June 2001. In November 2006, Mr. Terry was appointed by our Board as Chief Executive Officer on an interim basis while our Board conducts a search for Chief Executive Officer. From 1976 to 1986, Mr. Terry held executive positions with Intermedics, Inc., a medical device and electronics company, including serving as Vice President of Engineering, Vice President of Corporate Technical Resources and Vice President of Quality. Mr. Terry serves on the Board of the Epilepsy Foundation, a national organization that works for people affected by seizures through research, education, advocacy and service. Mr. Terry also serves on the Board of IDEV, a privately held biomedical device company in the cardiovascular device field.
      Mr. Wise joined us in September 2003 as Vice President and General Counsel. He was appointed our Secretary in November 2003. From July 1994 to September 2003, Mr. Wise was employed at Centerpulse USA Inc. (formerly Sulzer Medica USA Inc.), a medical technology company specializing in orthopedic products acquired by Zimmer Holdings, Inc. in 2003, serving as Group Vice President and General Counsel from September 1998 to September 2003. Prior to July 1994, he spent 12 years in private legal practice focused on intellectual property and commercial litigation. Mr. Wise has more than 24 years of experience in intellectual property, business development and legal affairs in private practice and in corporate practice in the medical device industry.
Audit Committee Information
      The Audit Committee is appointed by our Board to assist it and to perform an oversight function by:

•	monitoring actions we take to comply with our internal accounting and control policies as well as external accounting, legal and regulatory requirements;

•	reviewing the qualifications and independence of the registered public accounting firm engaged for the purpose of preparing or issuing an audit report for inclusion in our Annual Report on Form 10-K (the “independent auditors”);

•	reviewing our consolidated financial statements and internal controls with management and the independent auditors; and

•	selecting our independent auditors and evaluating their performance.
      The Nominating & Governance Committee, in its business judgment, has determined that the members of the Audit Committee during the fiscal year ended April 28, 2006, Messrs. Jackson and Olsen and Dr. Strauss, and that each of the current members of the Audit Committee, Messrs. Jackson, Moore and Morrison, satisfy the standards of independence established under the SEC’s rules and regulations, NASDAQ listing requirements and our Corporate Governance Guidelines. Our Board, in its business judgment, has determined that each of the current members of the Audit Committee, Messrs. Jackson, Moore and Morrison, qualifies as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations.

      Pursuant to its charter, the Audit Committee has the authority, at our expense, to retain professional advisors, including legal, accounting or other consultants, to advise the Audit Committee in connection with the exercise of its powers and responsibilities. The Audit Committee may require any of our officers or employees, our outside legal counsel or our independent auditor to attend a meeting of the Audit Committee or to meet with any members of, or consultants to, the Audit Committee. The Audit Committee is responsible for the resolution of any disagreements between the independent auditors and management regarding our financial reporting. The Audit Committee meets at least quarterly with management and the independent auditor in separate executive sessions to discuss any matter that the Audit Committee or each of these groups believe should be discussed privately. The Audit Committee makes regular reports to our Board.
      In December 2006, our Board amended and restated the Audit Committee Charter. A copy of the current charter is available on our website at www.cyberonics.com.
Nominating Procedures
      The Nominating & Governance Committee is responsible for establishing criteria for selecting new directors and actively seeking individuals to become directors for recommendation to our Board. In considering candidates for our Board, the Nominating & Governance Committee considers the entirety of each candidate’s credentials. There is currently no set of specific minimum qualifications that must be met by a nominee recommended by the Nominating & Governance Committee, as different factors may assume greater or lesser significance at particular times and the needs of our Board may vary in light of its composition and the Nominating & Governance Committee’s perceptions about future issues and needs. However, while the Nominating & Governance Committee does not maintain a formal list of qualifications in making its evaluation and recommendation of candidates, it may consider, among other factors, diversity, age, skill, experience in the context of our Board’s needs, independence qualifications and whether prospective nominees have relevant business and financial experience, industry and/or other specialized expertise and good moral character.
      The Nominating & Governance Committee may consider candidates for our Board from any reasonable source, including from a search firm engaged by the Nominating & Governance Committee or stockholder recommendations, provided that the procedures set forth below are followed. The Nominating & Governance Committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate is recommended by a stockholder or not. However, in evaluating a candidate’s relevant business experience, the Nominating & Governance Committee may consider previous experience as a member of our Board. Any invitation to join our Board must be extended by our Board as a whole and by the Chairman of the Nominating & Governance Committee.
      Stockholders or a group of stockholders may recommend potential candidates for consideration by the Nominating & Governance Committee by sending a written request to our Secretary, David S. Wise, at 100 Cyberonics Boulevard, Houston, Texas 77058 not later than 120 calendar days prior to the date that the proxy statement for the previous year’s annual meeting is first mailed to our stockholders. The written request must include (1) the name and address of the person or persons to be nominated, (2) the number and class of all shares of each class of our stock owned of record and beneficially by each nominee, as reported to the nominating stockholder by the nominee, (3) the information regarding each such nominee required by paragraphs (a), (d), (e) and (f) of Item 401 of Regulation S-K adopted by the SEC, (4) a signed consent by each nominee to serve as our director, if elected, (5) the nominating stockholder’s name and address, (6) the number and class of all shares of each class of our stock owned of record and beneficially by the nominating stockholder, and (7) in the case of a person that holds our stock through a nominee or street name holder of record, evidence establishing such indirect ownership of stock and entitlement to vote such stock for the election of directors at the annual meeting. From time to time, the Nominating & Governance Committee may request additional information from the nominee or the stockholder.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by securities laws to furnish us with copies of all Section 16(a) forms they file.
      For the fiscal year ended April 28, 2006, to our knowledge, all of our officers, directors and 10% stockholders complied with applicable reporting requirements of Section 16(a).
Code of Ethics
      Our Board has adopted a Corporate Code of Business Conduct and Ethics for our employees, agents and representatives. In addition, our Board has adopted a Financial Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controllers. A copy of each Code of Ethics is available on our website at www.cyberonics.com. Any change to, or waiver from, either of these codes of ethics will be disclosed as required by applicable securities laws.

Item 11.	Executive Compensation
Compensation of Non-Employee Directors

2006 Compensation
      Annual compensation for our non-employee directors for the fiscal year ended April 28, 2006 was comprised of the following components:

•	cash compensation, consisting of annual retainers for board and committee membership and meeting and committee fees; and

•	equity compensation, consisting of stock option grants or restricted stock grants under our 2005 Stock Option Plan.
      In addition, we made available portable email technology services to our non-employee directors with an estimated value of $1,100 per year. Each compensation component and the total fiscal year 2006 compensation of our non-employee directors are shown in the following table:

	Fees Earned or Paid in Cash

	Board and	Board	Committee
	Committee	Meeting	Meeting	Stock	Other
Director	Retainer Fees(1)	Fees(2)	Fees(3)	Awards(4)	Compensation(5)	Total

Stanley Appel, M.D.	$33,000	$9,500	$11,500	$182,950	$1,100	$238,050
Tony Coelho	38,000	9,500	12,500	182,950	1,100	244,050
Guy Jackson	35,000	9,500	8,000	182,950	1,100	236,550
Ronald A. Matricaria(6)	14,167	2,500	2,500	—	275	19,442
Kevin Moore	38,000	8,000	11,000	182,950	1,100	241,050
Alan Olsen	31,000	10,000	8,000	182,950	1,100	233,050
Michael Strauss, M.D., M.P.H.	31,000	8,500	8,000	182,950	1,100	231,550
Reese S. Terry, Jr.	29,000	9,500	9,100	182,950	1,100	231,650

(1)	Consists of the following annual retainers: board membership — $25,000; membership for each committee — $4,000 (members of the Audit Committee receive an additional $2,000); committee Chairman — $5,000 (the Chairman of the Audit Committee receives an additional $5,000).

(2)	Consists of the following: each meeting attended in person — $1,500 and each meeting attended telephonically — $500.

(3)	Consists of the following: each meeting attended in person — $1,000 and each meeting attended telephonically — $500.

(4)	On June 1, 2005, our non-employee directors received an award of 5,000 shares of restricted stock which vests 20% per year on the anniversary of the grant date, subject to forfeiture in the event the director no longer serves on our Board. All outstanding restricted stock awards at April 28, 2006 are valued in the table at the market closing price of our stock on the grant date, June 1, 2005, at $36.59 per share. If the value of these restricted shares was based on the market closing price of our stock on the last trading day of the fiscal year ended April 28, 2006 ($23.19 per share), the market value of these shares would be $115,950 for each director.

(5)	Reflects portable email technology services valued at $1,100 per year.

(6)	Mr. Matricaria resigned from our Board in July 2005. The compensation provided to Mr. Matricaria reflects the pro-rated portion of his service on our Board.
Changes for 2007 Compensation
      For the fiscal year ending April 29, 2007, we have supplemented the compensation of our non-employee directors set forth above by adding as compensation to our non-executive Chairman an annual retainer of $75,000 and an annual grant of 10,000 restricted shares of common stock (which vest annually over a three-year period from the date of grant). In addition, we have added a one-time grant of 10,000 restricted shares of common stock (which vest annually over a five-year period from the date of grant) to non-employee directors upon their first election or appointment to our Board. The estimated value of the portable email technology services made available to our non-employee directors has been increased to $1,800 per year.

Compensation and Other Information Concerning Executive Officers
Summary Compensation Table
      Except as noted below, the following table sets forth the compensation paid by us for the fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004 to our Chief Executive Officer and each of our four other most highly compensated executive officers whose total compensation exceeded $100,000 as well as that of our General Counsel. These officers are referred to as the “named executive officers”:

							Long-Term Compensation

							Awards
		Annual Compensation
							Restricted	Securities
					Other Annual		Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation		Awards(1)	Options (#)(2)	Compensations(3)

Robert P. Cummins(4)	2006	$542,788	$5,507		$—		$3,783,000	—	$420
Chairman of the Board,	2005	395,000	429,841		—		—	150,000	456
President and Chief	2004	410,257	244,918		—		—	250,000	403
Executive Officer
Pamela B. Westbrook(5)	2006	287,788	43,007		—		177,945	—	274
Vice President, Finance	2005	275,000	150,067		—		—	27,650	308
and Administration and	2004	233,365	78,807		—		49,175	20,000	360
Chief Financial Officer
Michael A. Cheney	2006	308,385	45,507		—		177,945	—	420
Vice President, Marketing	2005	300,000	163,694		—		—	—	456
	2004	311,538	52,244		—		65,567	25,000	363
W. Steven Jennings	2006	251,885	37,259		—		177,945	—	545
Vice President, Sales	2005	250,000	136,440		—		—	5,000	456
	2004	235,577	87,331	(6)	90,580	(7)	—	150,000	438
Richard Rudolph, M.D.	2006	283,558	42,259		—		944,855	—	786
Vice President, Clinical	2005	255,000	139,165		—		—	20,000	884
and Medical Affairs	2004	254,231	80,057		—		55,029	35,000	234
and Chief Medical Officer
David S. Wise	2006	244,250	39,134		—		177,945	—	420
Vice President, General	2005	232,000	119,678		—		—	34,500	363
Counsel and Secretary	2004	141,060	39,855		—		—	150,000	183

(1)	The value shown is the number of restricted shares times the market price of our stock on the grant date. The following table shows the number of restricted shares granted in 2006 and the total number of shares and dollar value of restricted stock held by the named executive officer as of April 28, 2006. There were no restricted stock awards granted during the fiscal year ended April 29, 2005.

			Restricted Stock Holdings
			as of April 28, 2006
			Valued at
	Restricted Stock Awards Granted		$23.19 per Share

	Number of Restricted		Number of
Name	Shares Granted	Vesting Schedule of Grant	Shares	Value

Robert P. Cummins(a)	100,000	Vests 20% per year on each anniversary of the grant date	100,000	$2,319,000
Pamela B. Westbrook(b)	5,000	Vests 20% per year on each anniversary of the grant date	5,000	$115,950
Michael A. Cheney	5,000	Vests 20% per year on each anniversary of the grant date	5,000	$115,950
W. Steven Jennings	5,000	Vests 20% per year on each anniversary of the grant date	5,000	$115,950
Richard Rudolph, M.D.	12,500	Vests 20% per year on each anniversary of the grant date	12,500	$289,875
	11,933	Vests 100% on first anniversary of the grant date	11,933	$276,726
David S. Wise	10,000	Vests 20% per year on each anniversary of the grant date	10,000	$231,900

(a)	Pursuant to the Resignation Agreement dated November 17, 2006 between Mr. Cummins and us, all shares of restricted stock previously granted to Mr. Cummins vested immediately on November 17, 2006 and became freely tradable.

(b)	Pursuant to the Resignation Agreement dated November 19, 2006 between Ms. Westbrook and us, all shares of restricted stock that had not vested but would have vested within 12 months following November 19, 2006 (1,000 shares) vested immediately on November 19, 2006 and became freely tradable.

(2)	During the fiscal year ended April 28, 2006, we did not adjust or amend the exercise price of the stock options previously awarded to any of the named executive officers. However, during the fiscal year ending April 27, 2007, we anticipate that the exercise price of certain options awarded to the named executive officers will be amended. See “Ten-Year Option Repricings” below.

(3)	Represents premiums paid for term-life insurance.

(4)	Mr. Cummins resigned as Chairman of our Board, Chief Executive Officer and President and as a director on November 17, 2006. For a description of the compensation paid to Mr. Cummins in connection with his resignation, see “Employment Agreements — Robert P. Cummins.”

(5)	Ms. Westbrook resigned as our Vice President, Finance and Administration and Chief Financial Officer on November 19, 2006. For a description of the compensation paid to Ms. Westbrook in connection with her resignation, see “Employment Agreements — Pamela B. Westbrook.”

(6)	Includes $50,000 for hiring bonus.

(7)	Represents $90,580 for expenses paid to Mr. Jennings in connection with his relocation to Houston.

Aggregated Option Exercises in the Last Fiscal Year
      The following table sets forth, for the named executive officers, each officer’s exercise of stock options through the fiscal year ended April 28, 2006 and the period-end value of unexercised options:

Number of Securities
			Underlying Unexercised	Value of Unexercised
			Options	In-The-Money Options
	Shares	Value	at Fiscal Year-End	at Fiscal Year-End
	Acquired on	Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Name	Exercise (#)	($)(1)	(#)(2)	($)(3)

Robert P. Cummins(4)	—	—	1,009,174/ 240,286	$5,922,110/ $1,129,890
Pamela B. Westbrook(5)	—	—	148,632/ 29.018	2,220,865/ 170,681
Michael A. Cheney	—	—	159,385/ 45,915	1,185,572/ 297,235
W. Steven Jennings	—	—	61,917/ 68,083	261,595/ 286,855
Richard Rudolph, M.D.	—	—	138,417/ 41,583	1,014,876/ 217,574
David S. Wise	—	—	89,250/ 95,250	98,136/ 193,709

(1)	Represents market value of underlying securities at date of exercise less option exercise price.

(2)	Options generally vest over five-year periods and 1/60th of the optioned shares vest each month until fully vested.

(3)	Market value of underlying securities at fiscal year-end is based on the fair market value of the securities on April 28, 2006 ($23.19 per share) less the exercise price.

(4)	Mr. Cummins resigned as Chairman of our Board, Chief Executive Officer and President and as a director on November 17, 2006. Pursuant to the Resignation Agreement dated November 17, 2006 between Mr. Cummins and us, all stock options previously granted to Mr. Cummins vested immediately and became fully exercisable, subject to the conditions set forth in the Resignation Agreement.

(5)	Ms. Westbrook resigned as our Vice President, Finance and Administration and Chief Financial Officer on November 19, 2006. Pursuant to the Resignation Agreement dated November 19, 2006 between Ms. Westbrook and us, all stock options that had not vested but would have vested within 12 months following November 19, 2006 (10,531 shares) vested immediately and became fully exercisable, subject to the conditions set forth in the Resignation Agreement.
Ten-Year Option Repricings
      During the fiscal year ended April 28, 2006, we did not adjust or amend the exercise price of the stock options previously awarded to any of the named executive officers. However, during the fiscal year ending April 27, 2007, we anticipate that the exercise price of certain options awarded to the named executive officers will be amended for the reasons set forth below.
      In June 2006, the Audit Committee conducted a review of our stock option grants, practices and procedures. In November 2006, the Audit Committee reported its findings that certain stock options granted primarily during the period 1998 to 2003 were not accounted for correctly in accordance with accounting pronouncements applicable to the time periods when the grants were issued. Because the vesting of misdated options gives rise in certain circumstances to an excise tax payable by the grantee, we anticipate that we will agree with the grantee of some of the misdated options to increase the exercise price of the option to the fair market value of the stock on the date of the grant. We anticipate that the agreements to increase the exercise price will be effected during the fiscal year ending April 27, 2007.
Employment Agreements
      Robert P. Cummins. On August 5, 2005, we entered into a five-year employment agreement with Mr. Cummins. After its initial five-year term, the employment agreement provided for automatic extension for an additional one-year term on each anniversary of the agreement, unless terminated by written notice six months prior to the anniversary date by either Mr. Cummins or us. The employment agreement provided that

Mr. Cummins would serve as our Chief Executive Officer and Chairman of our Board. Pursuant to this agreement, Mr. Cummins received an annual base salary of $600,000, which could be adjusted annually by the Compensation Committee, and was eligible to earn a bonus up to 80 to 110% of his annual base salary based on his achievement of specified performance goals established by the Compensation Committee. Mr. Cummins received a grant of 75,000 shares of restricted stock, vesting 15,000 shares at the end of each year over a five-year period, in connection with the execution of the agreement. The agreement also provided that Mr. Cummins was to receive on the first anniversary of the date of execution of this employment agreement, a grant of 75,000 shares of restricted stock vesting 18,750 shares at the end of each year over a four-year period; and on the second anniversary of the execution date, a grant of 75,000 shares of restricted stock vesting 25,000 shares at the end of each year over a three-year period. Mr. Cummins was eligible for an annual overachievement bonus based on the overachievement of specified performance goals. Mr. Cummins’ employment agreement was approved by the Compensation Committee and was, in part, based on a survey of comparable companies and recommendations made by Towers Perrin, an independent compensation consulting firm. The compensation package provided in the employment agreement is approximately equal to the seventy-fifth percentile of our peer group. In the event of a termination of his employment other than for good cause, Mr. Cummins was entitled to receive a payment equal to twice the sum of his annual base salary and his annual bonus at 100% of his base salary. In addition, in the event of such a termination, all shares of restricted stock granted to Mr. Cummins prior to the date of termination would vest and be delivered immediately on termination, and Mr. Cummins would receive a cash payment in lieu of shares of restricted stock that he was contractually entitled to receive but that had not been granted as of the date of termination. The amount of the cash payment was determined by multiplying the number of such shares by the closing price for a share of our common stock as of the date of termination. Additionally, the employment agreement provided that if any payments to Mr. Cummins were subject to any excise or additional tax imposed by Section 4999 or Section 409A of the Internal Revenue Code, a “gross-up” payment would be made to place Mr. Cummins in the same net after-tax position as would have been the case if no excise or additional tax had been imposed. The employment agreement also included noncompetition provisions that applied while Mr. Cummins was employed by us and for one to two years following a termination of Mr. Cummins’ employment, depending on the circumstances.
      On November 17, 2006, Mr. Cummins resigned from all positions with us and our Board. In connection with Mr. Cummins’ resignation, we entered into a Resignation Agreement, dated November 17, 2006, with Mr. Cummins (the “Cummins Resignation Agreement”). The Cummins Resignation Agreement provided for the payment of approximately $1.7 million in cash within five days, the issuance of 75,000 unregistered shares of our common stock to Mr. Cummins, the acceleration of vesting for outstanding options and restricted stock grants and the payment of certain benefits. The Cummins Resignation Agreement also provided for the payment to Mr. Cummins of an amount equal to the cash value of 75,000 shares of our common stock within one week of the filing of our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 and for the payment of cash for certain tax payments that will be incurred by Mr. Cummins as provided in Paragraph 6(f) of his employment agreement.
      Pamela B. Westbrook. Ms. Westbrook entered into an employment agreement with us as described below under “Other Named Executive Officers.” On November 19, 2006, Ms. Westbrook resigned from all positions with us. In connection with Ms. Westbrook’s resignation, we entered into a Resignation Agreement, dated November 19, 2006, with Ms. Westbrook (the “Westbrook Resignation Agreement”). The Westbrook Resignation Agreement provided for the payment of $300,000 in cash to Ms. Westbrook within five days and the acceleration and vesting of any stock options and restricted stock that would have vested within the next 12 months if Ms. Westbrook had remained employed by us. Also on November 19, 2006, we entered into a consulting agreement with Ms. Westbrook (the “Westbrook Consulting Agreement”). The Westbrook Consulting Agreement provides that Ms. Westbrook will advise us with respect to financial matters, including the preparation and filing of our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 and Quarterly Reports on Form 10-Q for the quarters ended July 28, 2006 and October 27, 2006. We agreed to pay Ms. Westbrook $1,200 per day for these services.

      Other Named Executive Officers. We have entered into three-year employment agreements commencing in June 2006 with Messrs. Cheney, Jennings, Rudolph and Wise. Pursuant to the terms of the employment agreements, each officer has agreed to devote his full business time, attention and energies to our business in exchange for a specified compensation, including a base salary, eligibility to participate in the annual bonus plan for our officers (with a target bonus of 50% of the officer’s annual base salary), eligibility to participate in the annual overachievement bonus plan for our officers as determined by the Compensation Committee, eligibility for equity grants at the discretion of the Compensation Committee and general welfare benefits. In the event that we terminate the officer without cause prior to expiration of the employment agreement, he is entitled to receive, in addition to unpaid salary and any earned, but unpaid, bonus for a prior year, a lump sum payment equal to 150% of the sum of his annual salary and the most recent bonus earned, or at the election of the officer, 150% of his annual salary and vesting under grants of options or restricted shares of the number of shares that would have vested during the 12-month period following his termination date had he remained in our employ.
Executive Severance Agreements
      In connection with accepting positions as an officer, each of our officers entered into a severance agreement with us that provides certain benefits during the protected period following a change of control as such terms are defined in the severance agreement (collectively, the “Severance Agreements”). The initial term of the Severance Agreements is one year and is automatically extended for successive one-year terms following the initial term. However, if a change of control (as defined in the Severance Agreements) occurs during the term of the Severance Agreement, the Severance Agreement cannot terminate until one year after the change of control. The Severance Agreements generally provide for the payment of (1) three times the sum of the officer’s base salary and bonus amount; plus (2) that portion of the officer’s base salary earned, and vacation pay vested for the prior year and accrued for the current year to the date of termination but not paid or used, and all other amounts previously deferred by the officer or earned but not paid as of such date under all company bonus or pay plans or programs. Additionally, the Severance Agreements provide that if any payments to the officer would be subject to any excise tax imposed by Section 4999 of the Internal Revenue Code, a “gross-up” payment will be made to the officer in the same net after-tax position as would have been the case that no excise tax had been imposed.
Other Compensatory Arrangements
      In connection with the resignations of Mr. Cummins and Ms. Westbrook, our Board appointed Reese S. Terry, Jr. as Interim Chief Executive Officer, John A. Riccardi as Interim Chief Financial Officer and George E. Parker III as Interim Chief Operating Officer. In December 2006, the Compensation Committee determined that, effective as of November 19, 2006, Messrs. Terry, Riccardi and Parker would receive the following:

•	Mr. Terry will receive a salary at the annual rate of $300,000 per year while he continues to serve as our Interim Chief Executive Officer.

•	Mr. Parker will receive, in addition to his base salary of $196,650, a supplemental bi-weekly payment at the annual rate of $100,000 while he continues to serve as our Interim Chief Operating Officer. This supplemental payment will be included with Mr. Parker’s base salary for purposes of calculating his bonus under our annual bonus and overachievement bonus plans for our executive officers. Mr. Parker is eligible to receive an annual bonus of up to 50% of his total salary and an annual overachievement bonus in such amount as may be determined by the Compensation Committee.

•	Mr. Riccardi will receive, in addition to his base salary of $149,784, a supplemental bi-weekly payment at the annual rate of $100,000 while he continues to serve as our Interim Chief Financial Officer. This supplemental payment will be included with Mr. Riccardi’s base salary for purposes of calculating his bonus under our corporate bonus plan, pursuant to which Mr. Riccardi is eligible to receive a bonus of up to 30% of his total salary. In addition, the Compensation Committee agreed that we will reimburse

Mr. Riccardi for legal fees he incurs in connection with his assumption of his new responsibilities on behalf of us.

Compensation Committee Interlocks and Insider Participation
      No interlocking relationship exists between our Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.
Report of the Compensation Committee
      Compensation Policy. The executive compensation policies of Cyberonics, Inc. (“Cyberonics”) are designed to attract, retain and motivate the highly skilled executive officers upon whose performance Cyberonics is dependent by providing compensation packages competitive with those provided by similarly situated companies with whom Cyberonics competes for key employees. To assist the Compensation Committee in gathering market information with respect to compensation levels of comparable companies, the Compensation Committee has engaged the services of Towers Perrin, an independent compensation consulting firm. It is the Compensation Committee’s policy that compensation of executive officers should include base compensation coupled with stock-based incentive opportunities and cash bonuses based on their level of responsibility. Prior to July 1, 2004, Cyberonics did not contribute to any retirement programs on behalf of any of its employees. Commencing July 1, 2004, Cyberonics matches employee contributions to the Cyberonics 401(k) Retirement Plan at the rate of 50% of up to 6% of an employee’s wages or salary. Compensation levels for executive officers are generally established for each fiscal year near the beginning of the fiscal year. Compensation levels for employees are established annually on a common review date of June 30th.
      Base Salaries. Base salaries for all employees are generally set at levels that are viewed as competitive. The Compensation Committee determined that the primary elements of officer compensation were to be base salaries together with bonus plan earnings and equity participation through options or restricted shares. The increase in annual base salaries for officers for the fiscal year ended April 28, 2006 was established by the Compensation Committee in May 2005 and, on average, reflected increases of approximately 9.5% over fiscal 2005 levels. In February 2006, each officer voluntarily agreed to a 10% reduction in salary until such time as we report positive quarterly earnings before non-cash charges. The Compensation Committee determined that no increase in salary for our officers was appropriate for fiscal 2007.
      Bonuses. The Compensation Committee generally establishes performance objectives for executive officer bonuses at the same time that annual salary levels are established for the fiscal year. Bonus performance objectives are generally tied to a combination of companywide and individual performance goals. Based upon Cyberonics’ financial performance during the fiscal year ended April 28, 2006, the Compensation Committee approved bonuses to executive officers solely based on individual performance goals, resulting in bonuses that averaged 25% of their potential bonuses.
      Overachievement Bonus. Executive officers are eligible to receive a discretionary annual overachievement bonus if Cyberonics overachieves specified performance goals. Based upon Cyberonics’ financial performance during the fiscal year ended April 28, 2006, the Compensation Committee did not award any overachievement bonuses for executive officers.
      Restricted Stock Awards. The Compensation Committee approved grants of long-term incentive compensation in the form of restricted stock shares in fiscal 2006 to executive officers in light of the responsibilities of the executive officers and their current stakes in our long-term success. These grants are reflected in footnote 1 to the “Summary Compensation Table” of the proxy statement. The Compensation Committee considered grants of long-term incentive compensation in the form of restricted stock shares in fiscal 2007 to executive officers and determined that no such grants were appropriate at that time.
      Compensation of Chief Executive Officer. In the fiscal year ended April 28, 2006, the Compensation Committee believed that the compensation of the Chief Executive Officer, Mr. Cummins, should be closely tied to the success of Cyberonics, and should provide Mr. Cummins with a stake in the future success of Cyberonics. As described under “Employment Agreements” above, Mr. Cummins entered into a five-year employment agreement with Cyberonics in August 2005. In considering the adoption of Mr. Cummins’ employment agreement, the Board of Directors engaged the services of Towers Perrin to conduct an independent compensation review, including a review of salary, bonus and stock option grants for our Chief Executive Officer. Towers Perrin submitted its recommendations to the Compensation Committee and recommended an increase in salary for Mr. Cummins. The recommendation was based on Towers Perrin’s survey of comparable high growth medical device, pharmaceutical and biotechnology companies. The compensation package in the new employment agreement is approximately equal to the seventy-fifth percentile of the peer group surveyed by Towers Perrin and as reflected in the employment agreement. Under the employment agreement, Mr. Cummins’ base salary was increased to $600,000 from $395,000 in the fiscal year ended April 28, 2006. Mr. Cummins received a grant of 75,000 shares of restricted stock, vesting 15,000 shares at the end of each year over a five-year period, in connection with the execution of the employment agreement. The agreement also provided that Mr. Cummins would receive on the first anniversary of the date of execution of this employment agreement, a grant of 75,000 shares of restricted stock vesting 18,750 shares at the end of each year over a four-year period; and on the second anniversary of the execution date, a grant of 75,000 shares of restricted stock vesting 25,000 shares at the end of each year over a three-year period. For the fiscal year ended April 28, 2006, Mr. Cummins was not awarded a bonus, based on our performance.
      On November 17, 2006, Mr. Cummins resigned from all positions with Cyberonics and its Board of Directors. In connection with Mr. Cummins’ resignation, Cyberonics entered into a Resignation Agreement, dated November 17, 2006, with Mr. Cummins (the Cummins Resignation Agreement). The Cummins Resignation Agreement provided for the payment of approximately $1.7 million in cash within five days, the issuance of 75,000 unregistered shares of Cyberonics’ common stock to Mr. Cummins, the acceleration of vesting for outstanding options and restricted stock grants and the payment of certain benefits. The Cummins Resignation Agreement also provided for the payment to Mr. Cummins of an amount equal to the cash value of 75,000 shares of Cyberonics’ common stock within one week of the filing of Cyberonics’ Annual Report on Form 10-K for the fiscal year ended April 28, 2006 and for the payment of cash for certain tax payments that will be incurred by Mr. Cummins as provided in Paragraph 6(f) of his employment agreement.

Respectfully submitted by the Compensation Committee of the Board of Directors of Cyberonics,

Stanley H. Appel, M.D.
Tony Coelho*
Kevin S. Moore*
Reese S. Terry*

*	Effective November 2006, Messrs. Coelho, Moore and Terry are no longer members of the Compensation Committee of the Board of Directors of Cyberonics, Inc.

Stock Performance Graph
      The graph and table below compare the cumulative total stockholder return of our common stock from April 27, 2001 through April 28, 2006 to the cumulative total return over such period of (1) the Standard & Poor’s 500 Index and (2) the Standard & Poor’s 500 Health Care Equipment Index. The graph assumes that $100 was invested in April 2001 in our common stock and in each of the comparative indices.
      The information contained in the graph below shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
      The following table sets forth certain information regarding our equity compensation plans as of April 28, 2006:

		Weighted-	Number of Securities
		Average Exercise	Remaining Available for
	Number of Securities to	Price of	Future Issuance Under
	be Issued Upon	Outstanding	Equity Compensation
	Exercise of Outstanding	Options,	Plans (Excluding
	Options, Warrants and	Warrants and	Securities Reflected in
	Rights	Rights	Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders(1)	2,751,405	$18.2337	401,056
Equity compensation plans not approved by security holders	4,359,062	20.0518	702,351

Total	7,110,467	$19.3483	1,103,407

(1)	The Cyberonics, Inc. Amended 1988 Stock Incentive Plan, the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan, the Cyberonics, Inc. 1998 Stock Option Plan and the Cyberonics, Inc. New Employee Equity Inducement Plan were approved by our Board and became effective in March 1988, November 1996, October 1998 and June 2003, respectively. In addition to these plans, we have entered into stand-alone stock agreements with Messrs. Totah, Cheney and Rudolph. Options granted under the 1988 Stock Option Plan, the 1996 Stock Option Plan, the New Employee Equity Inducement Plan and the stand-alone agreements generally vest ratably over four or five years following their date of grant. Options granted under the 1998 Stock Option Plan generally vest seven years from the grant date but can accelerate based upon the achievement of specific milestones related to regulatory approval and the achievement of company objectives. Options granted have a maximum term of 10 years.

Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth, as of November 30, 2006, except where otherwise noted, certain information with respect to the amount of our common stock beneficially owned (as defined by the SEC’s rules and regulations) by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our executive officers and (4) all current executive officers and directors as a group. Except as otherwise noted below, we are not aware of any agreements among our stockholders that relate to voting or investment of our shares of our common stock.

	Amount and Share of
	Beneficial		Percent of
Name and Address of Beneficial Owner	Ownership(1)		Class(2)

Boston Scientific	3,570,000		13.9%
One Boston Scientific Place
Natick, MA 01760-1537
FMR Corp.	2,818,300	(3)	11.0%
82 Devonshire Street
Boston, MA 02109
Metropolitan Capital Advisors, Inc. and The Committee for Concerned Cyberonics, Inc. Shareholders	1,844,312	(3)	7.2%
c/o Bedford Falls Investors, L.P.
660 Madison Avenue, 20th Floor
New York, NY 10021
MFS Investment Management	1,833,770	(3)	7.1%
500 Boylston Street
Boston, MA 02116-3741
Granahan Investment Management, Inc.	1,459,720	(3)	5.7%
275 Wyman Street, Suite 270
Waltham, MA 02451-1289
Robert P. Cummins(4)	1,498,750		5.6%
Pamela B. Westbrook(5)	176,548		*
John A. Riccardi(6)	4,666		*
Michael A. Cheney(7)	185,784		*
W. Steven Jennings(8)	65,168		*
Shawn P. Lunney(9)	146,020		*
George E. Parker(10)	113,026		*
Richard Rudolph, M.D.(11)	160,416		*
Randal L. Simpson(12)	108,916		*
David S. Wise(13)	118,926		*
Stanley H. Appel, M.D.(14)	156,132		*
Tony Coelho(15)	119,832		*

	Amount and Share of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership(1)	Class(2)

Guy C. Jackson(16)	32,266	*
Kevin S. Moore(17)	859,399	3.3%
Hugh M. Morrison(18)	—	—
Alan J. Olsen(19)	45,807	*
Michael J. Strauss, M.D., M.P.H.(20)	92,332	*
Reese S. Terry, Jr.(21)	520,162	2.0%
All current executive officers and directors as a group (16 persons)(22)	4,404,150	15.5%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the SEC’s rules and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options and warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Restricted stock not yet vested is included in the total shares outstanding but excluded from both the total shares held by the beneficial holder and the total shares deemed outstanding for computing the percentage of the person holding such restricted stock. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based on total shares outstanding of 25,711,387 at November 30, 2006.

(3)	This amount is based upon Schedule 13 reports filed by the named beneficial owner with the SEC as of November 30, 2006.

(4)	Includes 10,000 shares held in trusts for the benefit of Mr. Cummins’ children of which Mr. Cummins serves as trustee and 10,000 shares held directly by Mr. Cummins’ wife. Also includes 1,250,000 shares subject to options exercisable on or before January 29, 2007, which include 100,000 options held in trusts for the benefit of Mr. Cummins’ children and 50,000 options held by Mr. Cummins’ wife. Mr. Cummins resigned as our Chairman of our Board, Chief Executive Officer and President and as a director on November 17, 2006. For a description of the compensation paid to Mr. Cummins in connection with his resignation, including acceleration of vesting for outstanding options and restricted stock grants, see “Employment Agreements — Robert P. Cummins.”

(5)	Includes 166,139 shares subject to options exercisable on or before January 29, 2007. Ms. Westbrook resigned as our Vice President, Finance and Administration and Chief Financial Officer on November 19, 2006. For a description of the compensation paid to Ms. Westbrook in connection with her resignation, including acceleration of vesting for outstanding options and restricted stock grants, see “Employment Agreements — Pamela B. Westbrook.”

(6)	Includes 4,666 shares subject to options exercisable on or before January 29, 2007. Mr. Riccardi was appointed Interim Chief Financial Officer in November 2006.

(7)	Includes 185,634 shares subject to options exercisable on or before January 29, 2007.

(8)	Includes 65,168 shares subject to options exercisable on or before January 29, 2007.

(9)	Includes 121,548 shares subject to options exercisable on or before January 29, 2007.

(10)	Includes 111,926 shares subject to options exercisable on or before January 29, 2007. Mr. Parker was appointed Interim Chief Operating Officer in November 2006.

(11)	Includes 160,416 shares subject to options exercisable on or before January 29, 2007.

(12)	Includes 108,108 shares subject to options exercisable on or before January 29, 2007.

(13)	Includes 116,926 shares subject to options exercisable on or before January 29, 2007.

(14)	Includes 91,332 shares subject to options exercisable on or before January 29, 2007.

(15)	Includes 111,332 shares subject to options exercisable on or before January 29, 2007.

(16)	Includes 28,766 shares subject to options exercisable on or before January 29, 2007.

(17)	Includes (a) 25,266 shares subject to options exercisable on or before January 29, 2007 and (b) 823,133 shares as being beneficially owned by The Clark Estates, Inc., with respect to which Mr. Moore disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(18)	Mr. Morrison joined our Board in November 2006.

(19)	Includes 41,332 shares subject to options exercisable on or before January 29, 2007.

(20)	Includes 91,332 shares subject to options exercisable on or before January 29, 2007.

(21)	Includes 97,400 shares held in trust for the benefit of Mr. Terry’s children of which Mr. Terry serves as trustee. Also includes 46,332 shares subject to options exercisable on or before January 29, 2007. Mr. Terry was appointed Interim Chief Executive Officer in November 2006.

(22)	Includes 2,726,223 shares subject to options held by executive officers and directors, which options are exercisable on or before January 29, 2007. Also includes shares that may be determined to be beneficially owned by executive officers and directors. See Notes 2 through 21 above.

Item 13.	Certain Relationships and Related Transactions
      Certain of our stockholders, including Messrs. Cummins and Terry, Dr. Appel and venture capital firms formerly affiliated with Mr. Cummins, are entitled to certain registration rights with respect to the common stock held by them.
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
      In July 2005, we hired Sandra Matherly, RN, NP, the sister of Robert P. Cummins (our former President, Chairman of our Board and Chief Executive Officer) as a case manager. During the fiscal year ended April 28, 2006, the sum of compensation expenses, benefits and employer payroll taxes due for the employment of Ms. Matherly was approximately $65,900. Additionally, Ms. Matherly received stock option grants on July 18, 2005 and February 20, 2006 for 1,000 and 500 options at a cost per option of $44.98 and $28.70, respectively. The stock options vest monthly over five years from the date of grant. In compliance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” no compensation expense was recorded during the fiscal year ended April 28, 2006 applicable to the vested portion of these grants. We have adopted the Statement of Financial Accounting Standard No. 123R, “Share Based Payment,” as of April 29, 2006, using the Modified Prospective Method. We will recognize compensation expense for the portion of these grants that vest subsequent to the adoption date accordingly.
      All future transactions between us and our officers, directors, principal stockholders and affiliates must be approved by a majority of our Board, including a majority of the independent and disinterested outside directors on our Board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 14.	Principal Accountant Fees and Services
      Set forth below is the aggregate fees billed by KPMG LLP, our independent auditor, for each of our last two fiscal years.

	52 Weeks Ended	52 Weeks Ended
	April 28, 2006(4)	April 29, 2005

Audit Fees(1)	$1,225,176	$774,700
Audit-Related Fees(2)	127,514	6,000
Tax Fees(3)	42,500	47,000

Total	$1,395,190	$827,700

(1)	Audit Fees are fees we paid to KPMG LLP for professional services related to the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees are fees paid to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and employee benefit plans that are not reported above under “Audit Fees.”

(3)	Tax Fees are fees paid to KPMG LLP for tax compliance, tax advice and tax planning.

(4)	Amounts reported for the fiscal year ended April 28, 2006 are estimates provided for audit services that will be completed prior to the filing of our Annual Report on Form 10-K.
      Consistent with the Audit Committee Charter, all services provided by KPMG LLP were pre-approved by the Audit Committee, which has determined that the services provided by KPMG LLP were compatible with maintaining KPMG LLP’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      1. Exhibits
INDEX TO EXHIBITS
      The exhibits marked with the asterisk symbol (*) are filed with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	3.1
3.3	Amendment No. 1 to the Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 30, 2001	000-19806	3.1
4.1	Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2
4.5	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.7	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.8	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.9	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.1*	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara
10	.2*	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin
10	.3*	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B”, as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)
10.4		Letter Agreement dated March 28, 1997 between The Clark Estates, Inc. and Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended June 30, 1997	000-19806	10.11
10.5		Purchase Agreement dated September 21, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 27, 2005	000-19806	10.1
10.6		Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and as Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto dated January 13, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 19, 2006	000-19806	10.1
10.7		Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1
10.8		Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1
10.9		Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated August 25, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 30, 2005	000-19806	99.1
10.10		Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10.11		Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1
10.12		Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3
10	.13†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10	.14†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10	.15†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10	.16†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10	.17†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10	.18†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10	.19†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10	.20†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10	.21†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10	.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10	.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10	.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10	.25†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10	.26†*	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.
10	.27†*	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.
10	.28†*	Stand Alone Stock Option Agreement dated July 6, 2001 between Cyberonics, Inc. and Michael A. Cheney
10	.29†	Severance Agreement effective January 1, 2002 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2002	000-19806	10.1
10	.30†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Michael A. Cheney

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.31†*	Stock Option Agreement Amendment and Bonus Agreement dated December 24, 2006 between Cyberonics, Inc. and Michael A. Cheney
10	.32†*	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and Robert P. Cummins
10	.33†	Employment Agreement effective August 5, 2005 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 9, 2005	000-19806	99.1
10	.34†*	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins
10	.35†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1
10	.36†	Severance Agreement effective June 1, 2003 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 25, 2003	000-19806	10.21
10	.37†*	Officer Stock Option Plan Agreement dated June 2, 2003 between Cyberonics, Inc. and William Steven Jennings
10	.38†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings
10	.39†*	Stock Option Agreement dated November 1, 1996 between Cyberonics, Inc. and Shawn P. Lunney
10	.40†*	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney
10	.41†	Severance Agreement effective May 1, 2001 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2001	000-19806	10.4
10	.42†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Shawn P. Lunney
10	.43†*	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney
10	.44†*	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen
10	.45†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10	.46†*	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker
10	.47†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10	.48†*	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.49†*	Stand Alone Stock Option Agreement dated August 23, 2001 between Cyberonics, Inc. and Richard L. Rudolph, M.D.
10	.50†	Severance Agreement effective January 1, 2002 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2002	000-19806	10.3
10	.51†*	Employee Restricted Stock Agreement dated July 22, 2005 between Cyberonics, Inc. and Richard L. Rudolph, M.D.
10	.52†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.
10	.53†*	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.
10	.54†	Severance Agreement effective October 27, 2003 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.41
10	.55†	Employment Agreement effective October 27, 2003 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2004	000-19806	10.1
10	.56†*	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Randal L. Simpson
10	.57†*	Stock Option Agreement Amendment and Bonus Agreement dated December 29, 2006 between Cyberonics, Inc. and Randal L. Simpson
10	.58†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook
10	.59†*	Letter Agreement Regarding Advancement of Attorney’s Fees effective October 12, 2006 between Cyberonics, Inc. and Pamela B. Westbrook
10	.60†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.2
10	.61†*	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise
10	.62†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10	.63†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10	.64†*	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise
10	.65†*	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise
10	.66†*	Form of Indemnification Agreement for directors of Cyberonics, Inc.
10	.67†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.68†*	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto
10	.69†*	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto
10	.70†*	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto
10	.71†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10	.72†*	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto
21	.1*	List of Subsidiaries of Cyberonics, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31	.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      2. Financial Statements and Schedules. All schedules required by Regulation S-X have been omitted as not applicable or not required, or the information required has been included in the notes to the financial statements.

      The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiary, and the Report of Independent Registered Public Accounting Firm are included in this Form 10-K beginning on page F-1:

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberonics, Inc.

By:	/s/ John A. Riccardi

John A. Riccardi
Interim Chief Financial Officer
Date: January 5, 2007
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reese S. Terry, Jr. and John A. Riccardi, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ REESE S. TERRY, JR. Reese S. Terry, Jr.	Interim Chief Executive Officer (Principal Executive Officer)	January 5, 2007

/s/ JOHN A. RICCARDI John A. Riccardi	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 5, 2007

/s/ STANLEY H. APPEL, M.D. Stanley H. Appel, M.D.	Director	January 5, 2007

/s/ TONY COELHO Tony Coelho	Director	January 5, 2007

/s/ GUY C. JACKSON Guy C. Jackson	Director	January 5, 2007

/s/ KEVIN S. MOORE Kevin S. Moore	Director	January 5, 2007

/s/ ALAN J. OLSEN Alan J. Olsen	Director	January 5, 2007

Signature	Title	Date

/s/ MICHAEL J. STRAUSS, M.D. Michael J. Strauss, M.D.	Director	January 5, 2007

/s/ HUGH M. MORRISON Hugh M. Morrison	Director	January 5, 2007

/s/ REESE S. TERRY, JR. Reese S. Terry, Jr.	Director	January 5, 2007

CONSOLIDATED FINANCIAL STATEMENTS
April 28, 2006, April 29, 2005 (Restated) and April 30, 2004 (Restated)
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cyberonics, Inc.:
      We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 28, 2006 and April 29, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the 52 weeks ended April 28, 2006 and April 29, 2005 and the 53 weeks ended April 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 28, 2006 and April 29, 2005, and the results of their operations and their cash flows for the 52 weeks ended April 28, 2006 and April 29, 2005 and the 53 weeks ended April 30, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cyberonics, Inc.’s internal control over financial reporting as of April 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 5, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, received a Notice of Default and demand letter and Notice of Acceleration for the $125 million senior subordinated convertible notes and incurred a potential default of the $40 million Line of Credit. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      As discussed in Note 1, the consolidated financial statements as of April 29, 2005 and for the 52 weeks ended April 29, 2005 and for the 53 weeks ended April 30, 2004 have been restated.

/s/ KPMG LLP
Houston, Texas
January 5, 2007

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	April 28, 2006	April 29, 2005

		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$92,355,071	$38,675,892
Restricted cash	1,000,000	—
Short-term marketable securities	—	22,800,000
Accounts receivable, net	21,341,942	16,476,084
Inventories	17,304,794	8,545,385
Prepaid and other current assets	5,274,133	3,355,778

Total Current Assets	137,275,940	89,853,139
Property and equipment, net	10,322,289	8,854,063
Other assets	4,702,055	148,195

Total Assets	$152,300,284	$98,855,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,500,000	$3,000,000
Accounts payable	5,190,385	6,620,464
Accrued liabilities	12,655,970	13,375,565
Convertible notes	125,000,000	—
Other	1,175,606	53,599

Total Current Liabilities	146,521,961	23,049,628
Long Term Liabilities:
Other	1,148,457	209,928

Total Long Term Liabilities	1,148,457	209,928

Total Liabilities	147,670,418	23,259,556
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 25,781,349 issued and 25,480,349 outstanding at April 28, 2006; and 24,781,456 shares issued and outstanding at April 29, 2005	257,813	247,815
Additional paid-in capital	244,648,193	227,190,470
Common stock warrants	25,200,000	—
Hedges on convertible notes	(38,200,000)	—
Deferred compensation	(9,167,093)	(2,896,798)
Treasury stock, 301,000 common shares, at cost	(9,993,200)	—
Accumulated other comprehensive loss	(649,698)	(548,689)
Accumulated deficit	(207,466,149)	(148,396,957)

Total Stockholders’ Equity	4,629,866	75,595,841

Total Liabilities and Stockholders’ Equity	$152,300,284	$98,855,397

See accompanying notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

		As Restated	As Restated
Net sales	$123,441,575	$103,442,570	$110,721,499
Cost of sales	15,822,045	15,674,040	16,386,487

Gross Profit	107,619,530	87,768,530	94,335,012
Operating Expenses:
Selling, general and administrative	137,310,196	86,972,068	72,198,977
Research and development	29,541,707	20,092,810	17,582,527

Total Operating Expenses	166,851,903	107,064,878	89,781,504

Earnings (Loss) From Operations	(59,232,373)	(19,296,348)	4,553,508
Interest income	3,211,956	1,072,488	469,924
Interest expense	(3,018,969)	(444,270)	(565,702)
Other income, net	69,460	84,736	390,997

Earnings (loss) before income taxes	(58,969,926)	(18,583,394)	4,848,727
Income tax expense	99,266	26,113	230,789

Net Earnings (Loss)	$(59,069,192)	$(18,609,507)	$4,617,938

Basic earnings (loss) per share	$(2.37)	$(0.77)	$0.20
Diluted earnings (loss) per share	$(2.37)	$(0.77)	$0.18

Shares used in computing basic earnings (loss) per share	24,916,938	24,036,736	22,921,031
Shares used in computing diluted earnings (loss) per share	24,916,938	24,036,736	25,954,640

See accompanying notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

								Accumulated
								Other
	Common Stock			Common	Hedges on			Comprehensive		Total
			Additional	Stock	Convertible	Deferred	Treasury	Income	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Warrants	Notes	Compensation	Stock	(Loss)	Deficit	Equity

Balance at April 25, 2003 as previously reported	22,385,736	$223,857	$174,325,339	$—	$—	$(1,023,750)	$—	$(448,226)	$(124,565,217)	$48,512,003
Restatement of noncash compensation expense applicable to prior years	—	—	14,330,361	—	—	(4,490,190)	—	—	(9,840,171)	—

Balance at April 25, 2003 as restated	22,385,736	223,857	188,655,700	—	—	(5,513,940)	—	(448,226)	(134,405,388)	48,512,003

Stock options exercised	974,837	9,749	11,947,259	—	—	—	—	—	—	11,957,008
Issuance of common stock under Employee Stock Purchase Plan	65,980	660	1,010,110	—	—	—	—	—	—	1,010,770
Issuance of restricted stock	30,844	308	712,872	—	—	(713,180)	—	—	—	—
Deferred compensation related to stock options	—	—	443,428	—	—	(443,428)	—	—	—	—
Amortization of deferred compensation and expense of certain stock options	—	—	—	—	—	3,081,283	—	—	—	3,081,283
Net Earnings, as restated	—	—	—	—	—	—	—	—	4,617,938	4,617,938
Translation adjustment	—	—	—	—	—	—	—	(198,522)	—	(198,522)

Comprehensive income, as restated	—	—	—	—	—	—	—	—	—	4,419,416

Balance at April 30, 2004 as restated	23,457,397	234,574	202,769,369	—	—	(3,589,265)	—	(646,748)	(129,787,450)	68,980,480

Stock Options exercised	1,241,889	12,419	16,674,877	—	—	—	—	—	—	16,687,296
Issuance of common stock under Employee Stock Purchase Plan	82,420	824	1,335,684	—	—	—	—	—	—	1,336,508
Cancellation of restricted stock	(250)	(2)	(6,620)	—	—	6,622	—	—	—	—
Deferred compensation relating to stock options	—	—	6,417,160	—	—	(6,417,160)	—	—	—	—
Amortization of deferred compensation and expense of certain stock options	—	—	—	—	—	7,103,005	—	—	—	7,103,005
Net Loss, as restated	—	—	—	—	—	—	—	—	(18,609,507)	(18,609,507)
Translation adjustment	—	—	—	—	—	—	—	98,059	—	98,059

Comprehensive loss, as restated	—	—	—	—	—	—	—	—	—	(18,511,448)

Balance at April 29, 2005 as restated	24,781,456	247,815	227,190,470	—	—	(2,896,798)	—	(548,689)	(148,396,957)	75,595,841

Stock options exercised	637,191	6,371	8,694,565	—	—	—	—	—	—	8,700,936
Issuance of common stock under Employee Stock Purchase Plan	88,970	890	1,777,939	—	—	—	—	—	—	1,778,829
Issuance of restricted stock	278,732	2,787	9,651,358	—	—	(9,654,145)	—	—	—	—
Cancellation of restricted stock	(5,000)	(50)	(174,662)	—	—	174,712	—	—	—	—
Deferred compensation relating to stock options	—	—	(2,491,477)	—	—	2,491,477	—	—	—	—
Amortization of deferred compensation and expense of certain stock options	—	—	—	—	—	717,661	—	—	—	717,661
Purchase of Treasury stock	—	—	—	—	—	—	(9,993,200)	—	—	(9,993,200)
Sale of common stock warrants	—	—	—	25,200,000	—	—	—	—	—	25,200,000
Purchase of convertible note hedge	—	—	—	—	(38,200,000)	—	—	—	—	(38,200,000)
Net Loss	—	—	—	—	—	—	—	—	(59,069,192)	(59,069,192)
Translation adjustment	—	—	—	—	—	—	—	(101,009)	—	(101,009)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(59,170,201)

Balance at April 28, 2006	25,781,349	$257,813	$244,648,193	$25,200,000	$(38,200,000)	$(9,167,093)	$(9,993,200)	$(649,698)	$(207,466,149)	$4,629,866

See accompanying notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

		As Restated	As Restated
Cash Flows From Operating Activities:
Net earnings (loss)	$(59,069,192)	$(18,609,507)	$4,617,938
Non-cash items included in net earnings (loss):
Depreciation	3,350,988	3,274,843	3,978,340
Gain on disposal of assets	(81,433)	(50,066)	(114,947)
Unrealized (gain) loss in foreign currency transactions	(104,542)	15,758	439,683
Amortization of deferred compensation	717,661	7,103,005	3,081,283
Amortization of financing costs	419,497	—	—
Other non-cash items	(232,752)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,995,947)	747,906	(2,566,387)
Inventories	(8,767,305)	(758,512)	(1,648,759)
Other current assets	(1,488,869)	(668,745)	(1,304,933)
Other assets, net	(84,653)	33,435	62,062
Accounts payable and accrued liabilities	(250,778)	4,678,684	(2,948,931)
Other	(288,884)	263,527	—

Net Cash Provided By (Used In) Operating Activities	(70,876,209)	(3,969,672)	3,595,349

Cash Flows From Investing Activities:
Purchase of short-term marketable securities	—	(10,400,229)	(16,300,464)
Proceeds from sale of short-term marketable securities	22,800,000	2,500,693	1,400,000
Restricted cash	(1,000,000)	—	—
Purchases of property and equipment	(4,298,859)	(3,713,637)	(2,600,592)

Net Cash Provided By (Used In) Investing Activities	17,501,141	(11,613,173)	(17,501,056)

Cash Flows From Financing Activities:
Increase (decrease) in borrowing against line of credit	(500,000)	(7,031,000)	1,661,000
Payment related to line of credit origination costs	(499,814)	—	—
Payments on capital lease obligations	(192,378)	(141,066)	(132,133)
Proceeds from issuance of Convertible Notes, net of issuance costs	120,700,414	—	—
Sale of Common Stock Warrants	25,200,000	—	—
Purchase of Convertible Note Hedge	(38,200,000)	—	—
Proceeds from issuance of Common Stock	10,479,765	18,023,804	12,967,778
Purchase of treasury stock	(9,993,200)	—	—

Net Cash Provided By Financing Activities	106,994,787	10,851,738	14,496,645

Effect of exchange rate changes on cash and cash equivalents	59,460	(56,268)	(703,976)

Net Increase (Decrease) in Cash and Cash Equivalents	53,679,179	(4,787,375)	(113,038)
Cash and cash equivalents at beginning of period	38,675,892	43,463,267	43,576,305

Cash and cash equivalents at end of period	$92,355,071	$38,675,892	$43,463,267

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$2,213,594	$416,986	$418,042
Cash paid for income taxes	$98,414	$53,312	$348,558
Supplemental Disclosure of Non-cash Activity:
Financed purchases of capital assets with notes payable	$497,698	$—	$—
See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Restatements
      Stock-Based Compensation Expense. On June 8, 2006, a published analyst research report raised questions about certain stock options granted to some of our officers and employees. On June 9, 2006, the staff of the Securities and Exchange Commission (“SEC”) informed us that it had initiated an informal inquiry into our stock option grants and we hired an outside law firm to represent us in the matter. Thereafter, we received a subpoena dated June 26, 2006, from the Office of the U.S. Attorney for the Southern District of New York (“U.S. Attorney”) seeking documents related to our stock option grants. We have been cooperating in both the SEC staff’s and U.S. Attorney’s investigations.
      We initiated our own internal investigation into these matters. On June 26, 2006, our Board designated the Audit Committee, which consists entirely of independent members of the Board, to undertake a review of our stock option grants and related practices, procedures and accounting during the period from 1993 through the conclusion of the investigation. The Audit Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by its counsel. The results of the Audit Committee’s investigation were announced on November 20, 2006 after the Audit Committee reported its findings to the Board. The Audit Committee concluded that certain stock options granted primarily during the period 1998 to 2003 were not accounted for correctly in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) applicable at the time the grants were issued. As a result of the Audit Committee’s investigation, and after additional review and consultation with our independent registered public accountants, we are restating prior fiscal periods to reflect additional stock-based compensation expense relating to stock option grants made during the period from fiscal years 1994 through 2006.
      We are restating consolidated financial statements and applicable disclosures for the fiscal years ended April 30, 2004 and April 29, 2005, as well as the applicable quarters for 2005 and 2006 fiscal years. A cumulative adjustment related to restatements for fiscal years 1994 through 2003 is reflected in the restated beginning accumulated deficit for the fiscal year ended April 30, 2004. These non-cash adjustments do not have any impact on our previously reported net sales, cash or cash equivalents.
      The types of errors that were identified during the review processes are as follows:

(1) Incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 to 2003. Under Accounting Principles Board Standard No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the date of final approval of a stock option is the basis for determining the “measurement date” to be used in comparing the exercise price of the option to the fair value of our common stock on the measurement date. In accordance with APB 25, with respect to periods prior to April 29, 2006, we should have recorded compensation expense in an amount per share subject to each option to the extent the fair market value of our stock on the measurement date exceeded the exercise price of the option. We have determined that in some instances we previously used an incorrect measurement date and failed to record such compensation expense.

The stock option grant process in place during this time period required the Compensation Committee to approve all stock option grants. This was frequently accomplished through the use of unanimous written consents that were prepared by management and sent by overnight delivery to Compensation Committee members to review, execute and return. For certain grants issued during this period, the date of effective approval by the Compensation Committee was subsequent to the grant date as recorded in our records and used as the measurement date in preparing our consolidated financial statements. Electronic data available for unanimous written consent documents executed by the Compensation Committee during the time period from 1998 to 2003 indicated that the documents were created and therefore approved on a date later than the grant dates. With respect to grants for which the electronic data indicated such dating issues, but for which other contemporaneous documentation exists that establishes the date of final approval by all Compensation Committee members (such as, for example, signed and dated approval faxes), we relied on that other documentation to determine the date of effective approval and the appropriate measurement date. With respect to grants for which the

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

electronic data indicated such dating issues, but for which no such other contemporaneous documentation exists, we used a measurement date corresponding to the date on which the unanimous written consent document was last saved electronically plus four calendar days to allow for the approval process that was conducted using overnight shipping of approval documents to and from Compensation Committee members. Under APB 25, to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the option, we were required to recognize compensation expense with respect to that option at the time of the grant. The cumulative effect of these measurement date revisions on our consolidated financial statements through April 29, 2005 is approximately $5.3 million in aggregate pre-tax non-cash stock-based compensation expense.

In light of the significant judgment used in establishing revised measurement dates, alternate approaches to the one used could have resulted in different pre-tax non-cash stock-based compensation expense charges than those recorded in the restatement.

In addition, we also identified certain grants where evidence other than electronic unanimous written consent data exists that supports a measurement date other than the grant date. These grants were issued in 2001 and 2002, resulting in additional pre-tax non-cash stock-based compensation expense through April 29, 2005, of approximately $1.1 million.

(2) The existence of multiple documents with different dates evidencing approval for the same grants resulted in a scenario that is considered re-pricing under GAAP. Our internal investigation identified several grants to directors, officers and employees where it appeared that the approval criteria under GAAP were met on multiple dates. The documents evidencing approval included communications between management and members of the Compensation Committee and subsequently completed unanimous written consent forms signed by the Compensation Committee members. Ultimately, grants were issued to individuals at the price determined by using as the measurement date the date of that subsequently completed unanimous written consent, resulting in a price lower than the price that would have resulted from use of the earlier dated documents to evidence approval of the grant. It is not clear which documents were intended to constitute final approval.

Based on the existence of multiple approval documents with a subsequent approval at a lower stock price, these grants were deemed to involve re-pricing within the meaning of the applicable accounting literature. Variable accounting treatment has been applied in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”), which was effective July 1, 2000 and provided for a look back period to December 15, 1998 for re-priced stock options.

The effect of accounting for these grants as having been re-priced is to increase our cumulative compensation expense through April 29, 2005 by approximately $8.6 million to account for the additional pre-tax non-cash stock-based compensation expense.

(3) The cancellation of certain stock option grants that were subsequently re-issued at a lower price than the original grant constituted re-pricing that rendered the grants subject to variable accounting treatment. On certain occasions from fiscal year 1999 through fiscal year 2001, we canceled certain stock option grants and subsequently reissued new grants. Therefore, these grants were deemed to be re-priced and are subject to variable accounting treatment in accordance with FIN 44.

The cumulative impact of this type of error on the consolidated financial statements through April 29, 2005 is approximately $1.9 million in additional pre-tax non-cash stock-based compensation expense.

(4) Stock option grants issued to non-employees were either not recorded or were recorded incorrectly. From fiscal year 1997 through fiscal year 2001, we issued certain stock option grants to

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various consultants. Compensation expense for some of the grants was recorded at the time the grants were issued; however, the grants were not correctly recorded in accordance with GAAP in effect at the time of the grants. Compensation expense was not recorded at all for the remaining grants.

The cumulative impact of this type of error on the consolidated financial statements through April 29, 2005 is approximately $1.0 million in additional pre-tax non-cash stock-based compensation expense.

(5) Other miscellaneous errors related to stock options. The cumulative impact for all other types of errors on the consolidated financial statements through April 29, 2005 is approximately $0.5 million in additional pre-tax non-cash stock-based compensation expense.
      The cumulative effect of the restatement adjustment on our consolidated balance sheet at April 29, 2005 was an increase in additional paid-in capital of approximately $18.4 million and an increase in accumulated deficit of $18.4 million. There was no impact on net sales, cash or cash equivalents.
      The following table discloses the impact of additional non-cash charges for stock-based compensation expense on pre-tax and after-tax net earnings (loss) for the fiscal years 1994 through 2005.

Restatement Impact in
Fiscal Year	Statement of Operations(1)

1994	$(4,667)
1995	(29,641)
1996	(40,189)
1997	(116,709)
1998	(245,233)
1999	(419,229)
2000	(678,124)
2001	(936,379)
2002	(2,093,214)
2003	(5,276,786)
2004	(2,141,571)
2005	(6,391,159)

Total	$(18,372,901)

(1)	There is no tax effect in the restatement due to the deferred tax valuation allowance.
      The total restatement impact, through fiscal year ended April 29, 2005, is approximately $18.4 million of additional pre-tax non-cash stock-based compensation expense.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below discloses the impact of the restatement applicable to the Consolidated Statements of Operations:
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended		53 Weeks Ended
	April 29, 2005		April 30, 2004

	As Reported	As Restated	As Reported	As Restated

Net sales	$103,442,570	$103,442,570	$110,721,499	$110,721,499
Cost of sales	15,575,741	15,674,040	16,295,562	16,386,487

Gross Profit	87,866,829	87,768,530	94,425,937	94,335,012
Operating Expenses:
Selling, general and administrative	81,430,943	86,972,068	70,597,149	72,198,977
Research and development	19,341,075	20,092,810	17,133,709	17,582,527

Total Operating Expenses	100,772,018	107,064,878	87,730,858	89,781,504

Earnings (Loss) From Operations	(12,905,189)	(19,296,348)	6,695,079	4,553,508
Interest income	1,072,488	1,072,488	469,924	469,924
Interest expense	(444,270)	(444,270)	(565,702)	(565,702)
Other income, net	84,736	84,736	390,997	390,997

Earnings (loss) before income taxes	(12,192,235)	(18,583,394)	6,990,298	4,848,727
Income tax expense	26,113	26,113	230,789	230,789

Net Earnings (Loss)	$(12,218,348)	$(18,609,507)	$6,759,509	$4,617,938

Basic earnings (loss) per share	$(0.51)	$(0.77)	$0.29	$0.20
Diluted earnings (loss) per share	$(0.51)	$(0.77)	$0.26	$0.18

Shares used in computing basic earnings (loss) per share	24,036,736	24,036,736	22,921,031	22,921,031
Shares used in computing diluted earnings (loss) per share	24,036,736	24,036,736	26,053,330	25,954,640

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below discloses the impact of the restatement applicable to the Consolidated Balance Sheet:
CONSOLIDATED BALANCE SHEET

	April 29, 2005

	As Reported	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$38,675,892	$38,675,892
Short-term marketable securities	22,800,000	22,800,000
Accounts receivable, net	16,476,084	16,476,084
Inventories	8,545,385	8,545,385
Prepaid and other current assets	3,355,778	3,355,778

Total Current Assets	89,853,139	89,853,139
Property and equipment, net	8,854,063	8,854,063
Other assets	148,195	148,195

Total Assets	$98,855,397	$98,855,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,000,000	$3,000,000
Accounts payable	6,620,464	6,620,464
Accrued liabilities	13,375,565	13,375,565
Other	53,599	53,599

Total Current Liabilities	23,049,628	23,049,628
Long Term Liabilities:
Other	209,928	209,928

Total Long Term Liabilities	209,928	209,928

Total Liabilities	23,259,556	23,259,556

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 24,781,456 shares issued and outstanding at April 29, 2005	247,815	247,815
Additional paid-in capital	205,999,521	227,190,470
Deferred compensation	(78,750)	(2,896,798)
Accumulated other comprehensive loss	(548,689)	(548,689)
Accumulated deficit	(130,024,056)	(148,396,957)

Total Stockholders’ Equity	75,595,841	75,595,841

Total Liabilities and Stockholders’ Equity	$98,855,397	$98,855,397

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below discloses the impact of the restatement applicable to the Consolidated Statements of Cash Flows:
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended		53 Weeks Ended
	April 29, 2005		April 30, 2004

	As Reported	As Restated	As Reported	As Restated

Cash Flows From Operating Activities:
Net earnings (loss)	$(12,218,348)	$(18,609,507)	$6,759,509	$4,617,938
Non-cash items included in net earnings (loss):
Depreciation	3,274,843	3,274,843	3,978,340	3,978,340
Gain on disposal of assets	(50,066)	(50,066)	(114,947)	(114,947)
Unrealized (gain) loss in foreign currency transactions	15,757	15,758	439,684	439,683
Amortization of deferred compensation	711,847	7,103,005	939,711	3,081,283
Changes in operating assets and liabilities:
Accounts receivable, net	747,906	747,906	(2,566,387)	(2,566,387)
Inventories	(758,512)	(758,512)	(1,648,759)	(1,648,759)
Other current assets	(668,745)	(668,745)	(1,304,933)	(1,304,933)
Other assets, net	33,435	33,435	62,062	62,062
Accounts payable and accrued liabilities	4,678,684	4,678,684	(2,948,931)	(2,948,931)
Other	263,527	263,527	—	—

Net Cash Provided By (Used In) Operating Activities	(3,969,672)	(3,969,672)	3,595,349	3,595,349

Cash Flows From Investing Activities:
Purchase of short-term marketable securities	(10,400,229)	(10,400,229)	(16,300,464)	(16,300,464)
Proceeds from sale of short-term marketable securities	2,500,693	2,500,693	1,400,000	1,400,000
Purchases of property and equipment	(3,713,637)	(3,713,637)	(2,600,592)	(2,600,592)

Net Cash Provided By (Used In) Investing Activities	(11,613,173)	(11,613,173)	(17,501,056)	(17,501,056)

Cash Flows From Financing Activities:
Increase (decrease) in borrowing against line of credit	(7,031,000)	(7,031,000)	1,661,000	1,661,000
Payments on capital lease obligations	(141,066)	(141,066)	(132,133)	(132,133)
Proceeds from issuance of Common Stock	18,023,804	18,023,804	12,967,778	12,967,778

Net Cash Provided By Financing Activities	10,851,738	10,851,738	14,496,645	14,496,645
Effect of exchange rate changes on cash and cash equivalents	(56,268)	(56,268)	(703,976)	(703,976)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,787,375)	(4,787,375)	(113,038)	(113,038)
Cash and cash equivalents at beginning of period	43,463,267	43,463,267	43,576,305	43,576,305

Cash and cash equivalents at end of period	$38,675,892	$38,675,892	$43,463,267	$43,463,267

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net earnings (loss) per share of common stock:

	52 Weeks Ended		53 Weeks Ended
	April 29, 2005		April 30, 2004

	As Reported	As Restated	As Reported	As Restated

Numerator:
Net earnings (loss)	$(12,218,348)	$(18,609,507)	$6,759,509	$4,617,938

Denominator:
Basic weighted average shares outstanding	24,036,736	24,036,736	22,921,031	22,921,031
Effect of dilutive securities	—	—	3,132,299	3,033,609

Diluted weighted average shares outstanding	24,036,736	24,036,736	26,053,330	25,954,640

Basic earnings (loss) per share	$(0.51)	$(0.77)	$0.29	$0.20
Diluted earnings (loss) per share	$(0.51)	$(0.77)	$0.26	$0.18

      The table below discloses the impact of the restatement on earnings (loss) before income taxes and income tax expense:

	52 Weeks Ended		53 Weeks Ended
	April 29, 2005		April 30, 2004

	As Reported	As Restated	As Reported	As Restated

Earnings (loss) before income taxes:
Domestic	$(11,638,574)	$(17,917,356)	$7,419,794	$5,386,171
Foreign	(553,661)	(666,038)	(429,496)	(537,444)

	$(12,192,235)	$(18,583,394)	$6,990,298	$4,848,727

Income tax expense:
Federal	$—	$—	$52,224	$52,224
State and local	—	—	160,315	160,315
Foreign	26,113	26,113	18,250	18,250

	$26,113	$26,113	$230,789	$230,789

      The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of earnings (loss) before income taxes:

	52 Weeks Ended		53 Weeks Ended
	April 29, 2005		April 30, 2004

	As Reported	Restated	As Reported	Restated

U.S. statutory rate	(34.0)%	(34.0)%	34.0%	34.0%
Change in deferred tax valuation allowance	31.8	29.2	(34.0)	(40.0)
Foreign taxes	0.2	0.1	0.3	0.4
State and local tax provision	0.0	0.0	2.3	3.2
Other, net	2.2	4.8	0.7	6.0

	0.2%	0.1%	3.3%	3.6%

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of our deferred tax assets are as follows:

	April 29, 2005

	As Reported	As Restated

Deferred tax assets:
Federal net operating loss carryforwards	$51,666,992	$52,902,151
Foreign net operating loss carryforwards	5,921,787	5,852,370
State net operating loss carryforwards and other	4,100,938	4,649,674
Federal tax credit carryforwards	4,511,029	4,511,029
Deferred compensation expense	763,284	3,610,438
Accrued expenses	335,588	331,654
Reserves	401,503	396,796
Property and equipment	349,102	345,010
Inventory costs capitalized	277,335	274,084

Total deferred tax assets	68,327,558	72,873,206
Deferred tax valuation allowance	(68,327,558)	(72,873,206)

Net deferred tax assets	$—	$—

Note 2.	Summary of Significant Accounting Policies and Related Data
      Nature of Operations. We are headquartered in Houston, Texas and design, develop, manufacture and market the Cyberonics VNS Therapy System (“VNS Therapy System”), an implantable medical device which delivers a unique therapy, Vagus Nerve Stimulation, for the treatment of refractory epilepsy, treatment-resistant depression and other debilitating neurological disorders. Cyberonics has regulatory approval to market and sell the VNS Therapy System for refractory epilepsy in the United States, Canada, Europe, Australia and other markets. In 2001, we obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. On July 15, 2005, Food and Drug Administration (“FDA”) approved the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments.
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
      Consolidation. The accompanying consolidated financial statements include Cyberonics and our wholly-owned subsidiary, Cyberonics Europe, NV, and have been prepared on a going concern basis. All significant intercompany accounts and transactions have been eliminated.
      Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances, product warranties, stock option expenses and income tax valuation allowances.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign Currency Translation. The assets and liabilities of Cyberonics Europe, NV are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to the parent company are translated at historical rates. Statement of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income (loss) section of stockholders’ equity and comprehensive income (loss), and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.
      Cash Equivalents. We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
      Restricted Cash. We classify as Restricted Cash highly liquid investments that otherwise would qualify as cash equivalents, but that have been set aside as collateral and that are unavailable for immediate withdrawal, until certain conditions are met.
      Investments in Short-term Marketable Securities. Included in short-term investments are auction rate securities classified as available-for-sale securities. Our investment in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments.
      Fair Value of Financial Instruments. The carrying amounts reported in the Consolidated Balance Sheets for cash equivalents, short-term marketable securities, accounts receivable, accounts payable and line of credit approximate their fair values due to the short-term maturity of these financial instruments. The fair value of our senior convertible notes is discussed in “Note 8. Convertible Notes” in the Notes to the Consolidated Financial Statements.
      Accounts Receivable. Activity in our allowance for doubtful accounts consists of the following:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

Balance at beginning of period	$275,457	$279,699	$292,176
Increase (Decrease) in allowance	51,245	75,374	(9,137)
Reductions for write-offs	(92,224)	(79,616)	(3,340)

Balance at end of period	$234,478	$275,457	$279,699

      Inventories. We state our inventories at the lower of cost, first-in first-out (“FIFO”) method or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead net of obsolescence provisions.
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
      Leases. Statement of Financial Accounting Standards Board (“SFAS”) No. 13 “Accounting for Leases,” establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to the contract of leased facilities and other lease obligations recorded in compliance with SFAS No. 13.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-Lived Assets. SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets,” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also establishes the criteria for classifying an asset as held for sale and sets the scope of business to be disposed of that qualifies for reporting as discontinued operations as well as changes the timing of recognizing losses on such operations.
      Stock Options. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
      Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations. We have adopted SFAS No. 123 (revised 2004) starting on April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R) we anticipate recognizing non-cash share-based compensation expense of approximately $20 million during fiscal year 2007 excluding the potential impact associated with the resignations of certain former officers and employees. This estimate is affected by assumptions regarding a number of complex and subjective variables. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation.
      The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation.

	52 Weeks Ended	52 Weeks Ended		53 Weeks Ended
	April 28, 2006	April 29, 2005		April 30, 2004

		As Reported	As Restated	As Reported	As Restated

Net earnings (loss) as reported	$(59,069,192)	$(12,218,348)	$(18,609,507)	$6,759,509	$4,617,938
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects if applicable	717,661	711,847	7,103,005	939,711	3,081,282
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects, if applicable	(26,384,997)	(20,986,285)	(21,924,138)	(18,832,682)	(19,723,779)

Pro forma net loss	$(84,736,528)	$(32,492,786)	$(33,430,640)	$(11,133,462)	$(12,024,559)

Earnings (loss) per share:
Basic	$(2.37)	$(0.51)	$(0.77)	$0.29	$0.20
Basic — pro forma	$(3.40)	$(1.35)	$(1.39)	$(0.49)	$(0.52)
Diluted	$(2.37)	$(0.51)	$(0.77)	$0.26	$0.18
Diluted — pro forma	$(3.40)	$(1.35)	$(1.39)	$(0.49)	$(0.52)
      Revenue Recognition. We sell our products through a combination of a direct sales force in the United States and certain European countries and through distributors elsewhere. We recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.
      Research and Development. All research and development costs are expensed as incurred.
      Product Warranty. We offer warranties on our leads and generators for one to two years from the date of implant, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties. Provisions for warranty expenses are made based upon projected product warranty claims.
      Changes in our liability for product warranties during the 52 weeks ended April 28, 2006, April 29, 2005 and the 53 weeks ended April 30, 2004 are as follows:

				Balance at
	Balance at	Warranty		the End
	the Beginning	Expense	Warranties	of the
Year	of the Year	Recognized	Settled	Year

2006	$46,991	$10,312	$(10,312)	$46,991
2005	50,935	29,077	(33,021)	46,991
2004	160,581	(66,536)	(43,110)	50,935
      License Agreements. We have executed licensing agreements under which we have secured the rights provided under certain patents. Royalties, payable under the terms of these agreements, are expensed as incurred.
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
      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change of tax rates is recognized in operations in the period that includes the enactment date.
      Net Earnings (Loss) Per Share. SFAS No. 128, “Earnings Per Share” requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net earnings (loss) per share of common stock:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

		As Restated	As Restated
Numerator:
Net earnings (loss)	$(59,069,192)	$(18,609,507)	$4,617,938

Denominator:
Basic weighted average shares outstanding	24,916,938	24,036,736	22,921,031
Effect of dilutive securities	—	—	3,033,609

Diluted weighted average shares outstanding	24,916,938	24,036,736	25,954,460

Basic earnings (loss) per share	$(2.37)	$(0.77)	$0.20
Diluted earnings (loss) per share	$(2.37)	$(0.77)	$0.18

      Excluded from the computation of diluted EPS for the 52 weeks ended April 28, 2006 and April 29, 2005 were outstanding options and unvested restricted stock to purchase approximately 7,260,000 and 6,927,000 common shares, respectively, because to include them would have been anti-dilutive due to the net loss. Excluded from the computation of diluted EPS for the 53 weeks ended April 30, 2004 were outstanding options to purchase approximately 426,000 common shares because to include them would have been anti-dilutive, meaning the exercise price exceeded fair market value.
      We issued $125 million of Senior Subordinated Convertible Notes due in 2012 (“Notes”) during the quarter ended October 28, 2005 and, in conjunction with the Notes, purchased Call Options (the “Note Hedge”) and sold common stock warrants (“Warrants”). The Notes are convertible into approximately three million shares of our common stock. Dilution is measured in accordance with the “if converted” method of SFAS No. 128, “Earnings Per Share,” which assumes conversion of the Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net operating losses the Notes are anti-dilutive and are not included in the computation of diluted EPS. We purchased the Note Hedge to buy approximately three million shares of our common stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. We issued Warrants to sell approximately three million shares of our common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of SFAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the common stock.
      Comprehensive Income (Loss). Comprehensive income (loss) is the total of net earnings (loss) and all other non-owner changes in equity.
      Reclassifications. Certain reclassifications have been made to prior period consolidated financial statements to conform with the April 28, 2006 presentation.
Note 3.     Going Concern
      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $207 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. For the fiscal years ended April 28, 2006 and April 29, 2005 we have had a net loss of $59 million and $19 million, respectively. To fund our operations, in

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal 2006, we incurred additional indebtedness through the issuance of $125 million of senior subordinated convertible notes and the establishment of a $40 million line of credit.
      On July 31, 2006, we received a notice of default and demand letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC this Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. We believe that neither a default nor an “event of default” has occurred under the Indenture. However, if an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheet as of April 28, 2006. In addition, if an event of default has occurred under the Indenture, we would also be in default of the $40 million Line of Credit. If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to renegotiate the terms of the indenture or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4.	Inventories
      Inventories consist of the following:

	April 28, 2006	April 29, 2005

Raw materials	$10,709,541	$4,543,744
Finished goods	4,960,028	2,693,390
Work-in-process	1,635,225	1,308,251

	$17,304,794	$8,545,385

Note 5.	Property and Equipment
      Property and equipment consist of the following:

	April 28, 2006	April 29, 2005

Computer equipment	$9,158,340	$7,644,161
Manufacturing equipment	8,057,989	6,643,037
Leasehold improvements	4,040,486	3,308,585
Furniture and fixtures	3,735,069	3,218,068
Office equipment	1,417,397	967,320
Construction in progress	1,145,828	1,755,377
Offsite programming equipment	—	3,197,432

	27,555,109	26,733,980
Accumulated depreciation	(17,232,820)	(17,879,917)

	$10,322,289	$8,854,063

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Line of Credit
      On January 13, 2006, we established a $40 million revolving line of credit. The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in the September 2005 debt offering. We agree to maintain a minimum liquidity defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million and provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of April 28, 2006, our available borrowing capacity was approximately $27,099,000 with a loan balance of $2.5 million. Interest is payable at a base rate offered for loans in United States dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the agreed-upon minimum loan balance. The rates effective as of April 28, 2006 were a LIBOR rate of 4.97% and a base rate margin of 1.75% for a combined rate of 6.72%. The minimum loan balance is $2.5 million through May 31, 2006; $5 million through September 30, 2006; $7.5 million through January 31, 2007 and $10 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% — 1.0% of the outstanding loan balance and other usual and customary fees associated with this type of facility.
      On April 29, 2005, we had a revolving credit facility of $20,000,000 with a one-year term that ended in September 2005. The credit facility was collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount available to borrow under the facility was limited to 80% of eligible accounts receivable and a portion of eligible inventory. As of April 29, 2005, the eligible balance of our accounts receivable was approximately $13,493,000. We had borrowings of $3,000,000 outstanding under the credit facility and an available borrowing capacity of approximately $7,794,000. Interest was payable in the amount of the Chase Bank rate of 5.75% on the greater of $3,000,000 or the average of the net balance owed by us at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and our cash on hand) equal to or greater than $10,000,000. An unused line of credit fee was payable at the rate of 0.5%.
      As disclosed by us in a Current Report on Form 8-K filed on July 27, 2006, we were not able to file timely our 2006 Form 10-K for the year ended April 28, 2006 pending completion of a review by the Audit Committee of our Board of Directors regarding previous option grants and resolution of any disclosure and accounting issues arising from the results of the review, and we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that certain events will not constitute a default under the Credit Agreement prior to October 31, 2006. Such events include, among others, (1) our failure to file timely with the SEC our 2006 Form 10-K and our First Quarter Form 10-Q for the fiscal quarter ended July 28, 2006 and (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports.
      As disclosed by us in a Notification of Late Filing on Form 12b-25 filed on September 1, 2006, we were not able to file our First Quarter Form 10-Q pending completion of the Audit Committee’s review of previous option grants and resolution of any disclosure and accounting issues arising from the results of the review. On October 31, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that certain events will not constitute a default under the Credit Agreement prior to December 31, 2006. Such events include, among other events, (1) our failure to file timely with the SEC our 2006 Form 10-K and our quarterly reports on Form 10-Q, including the First Quarter Form 10-Q; (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports; and (3) our receipt of a notice of default and demand from the Trustee in connection with the

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture.
      On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events, (1) we failed to file timely with the SEC our 2006 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and the Second Quarter Form 10-Q; (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports; and (3) our receipt of a notice of default and demand from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. As of December 31, 2006, loans aggregating $7.5 million in principal amount representing the minimum for which we must pay interest, were outstanding under the credit agreement. On February 1, 2007 we will be required to pay interest on the minimum loan balance of $10 million.

Note 7.	Accrued Liabilities
      Accrued liabilities consist of the following:

	April 28, 2006	April 29, 2005

Payroll and other compensation	$6,839,060	$7,021,246
Other	1,364,772	2,282,899
Royalties	1,061,893	789,530
Tax accruals	963,426	678,620
Business insurance	862,387	623,330
Professional services	680,683	870,843
Clinical costs	529,582	1,109,097
Accrued interest	354,167	—

	$12,655,970	$13,375,565

Note 8.	Convertible Notes
      On September 27, 2005, we issued $125 million of Notes. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fundamental change of our company occurs, the holder may require us to purchase all or a part of their Notes at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $9,993,200 and (2) the net cost of $13 million of Note and warrants, which transactions were designed to limit our exposure to potential dilution from conversion of the Notes. These transactions resulted in net cash proceeds of $98,257,000. The estimated fair value of the Notes was $107,000,000 as of April 28, 2006. Market quotes obtained from brokers were used to estimate the fair value of this debt.
      On September 27, 2005, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with our issuance of the Notes. Under the Registration Rights Agreement, we were required to file a registration statement for the Notes and the shares into which the Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we have not been able to file the required registration statement. As a result of failing to file the registration statement on a timely basis, we are obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Notes for the period during which the failure continues. Such liquidated damages per year equal 0.25% of the principal amount of the outstanding Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 if the registration statement is not filed and effective during the first 180 days). The liquidated damages are payable in arrears on each date on which interest payments are payable.

Convertible Notes Indenture Default Notice
      Pursuant to the Indenture, we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Form 10-Ks and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On July 31, 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserts that we are in default under the Indenture as a result of our failure (1) to timely file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006.
      On October 2, 2006, we received a Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately.
      We believe that neither a default nor an “event of default” have occurred under the Indenture. Section 9.6 of the Indenture requires us to deliver to the Trustee “within 15 days after it files them” with the SEC copies of all Form 10-Ks and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. Section 9.6 of the Indenture specifically requires us to deliver a copy of our 2006 Form 10-K within 15 days after the date it is filed with the SEC. This Indenture provision does not require us to file the 2006 Form 10-K by any particular date. We will furnish to the Trustee copies of our 2006 Form 10-K within 15 days after we file such report with the SEC. We believe that this action will comply fully with the Indenture.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act.
      On December 19, 2006, the Trustee served us with a copy of a summons and complaint in an action styled, Wells Fargo Bank, N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture.
      If our interpretation of Section 9.6 of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture. If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. Until this matter is resolved, we have included these Notes as a current liability on our consolidated balance sheet as of April 28, 2006.

Note 9.	Convertible Note Hedge and Warrants
      On September 27, 2005, we issued $125 million of Notes, purchased the Note Hedge and sold Warrants. The Notes are convertible into approximately three million shares of our common stock. We purchased the Note Hedge to enable the purchase of approximately three million shares of our common stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately three million shares of our common stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Notes subject to the Note offering. The Note Hedge and the Warrants are recorded in stockholders’ equity on the consolidated balance sheet.

Note 10.	Stockholders’ Equity
      Preferred Stock. We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 28, 2006. With respect to the shares authorized, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.
      Deferred Compensation. In June 2000, our Board of Directors granted 450,000 options at $18.00 per share to purchase shares of common stock under a proposed modification to the 1997 Stock Option Plan that was subject to stockholder approval. On December 29, 2000, the stockholders approved the modification to the plan and we recorded approximately $2.4 million in deferred compensation relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date stockholder approval was received. The deferred compensation was amortized to expense over the five-year vesting period of the options. The amortization of this deferred compensation expense was completed during the first quarter of fiscal year 2006. Approximately $79,000 of compensation expense was recognized for the vested portion of this option grant during fiscal year 2006. Approximately $473,000 of compensation expense was recognized for the vested portion of this option grant during fiscal years 2005 and 2004, respectively.
      In fiscal year 2004, our Board of Directors granted 30,844 shares of restricted stock at market rates that vest in one year and recorded approximately $713,000 in deferred compensation. The amortization of this deferred compensation was completed during fiscal year 2005. Therefore, no compensation expense was recognized in fiscal 2006. Approximately $239,000 of compensation expense was recognized for the vested portion of these restricted stock grants during fiscal year 2005 and $467,000 for the fiscal year 2004, respectively.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In fiscal year 2005, our Board of Directors did not grant any shares of restricted stock.
      In fiscal year 2006, our Board of Directors granted approximately 278,700 shares of restricted stock at market rates that vest over one or five years and recorded approximately $9,654,000 in deferred compensation. Approximately $1,972,000 of compensation expense was recognized for the vested portion of these restricted stock grants during fiscal year 2006. Pursuant to the employment agreement with the Chief Executive Officer, we agreed to make our best efforts to issue an additional 150,000 shares of restricted stock, with 75,000 shares each to be granted on the first and second anniversary of the employment agreement, or August 5, 2006 and August 5, 2007, respectively. We recognized expense of approximately $738,000 related to this agreement in fiscal year 2006.
      The amortization of deferred compensation applicable to stock option grants is recorded over the vesting period. We recognized pre-tax non-cash stock-based compensation expense of $717,661, $7,103,005 and $3,081,283 for the fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004, respectively.
      Preferred Share Purchase Rights. In January 1997, our Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of our common stock to stockholders of record on March 10, 1997. We amended and restated the Preferred Share Rights (“Plan”) on August 21, 2000. The Rights will become exercisable following the tenth day after a person or group of affiliated persons (an “Acquiring Person”), acquires beneficial ownership of 15% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a “Triggering Event”). Each Right entitles the holder thereof to buy 1/1000 of a share of our Series A Participating Preferred Stock at an exercise price of $150 (the “Exercise Price”). We will be entitled to redeem the Rights at $.01 per Right at any time prior to a Triggering Event. If, prior to redemption of the Rights, a person becomes an Acquiring Person, each Right (except for Rights owned by the Acquiring Person, which will thereafter be void) will entitle the holder thereof to purchase, at the Right’s then current exchange price, that number of shares of our common stock, or, in certain circumstances as determined by our Board, cash, other property or other securities) having a market value at that time of twice the Right’s exercise price. In the event a person becomes an Acquiring Person and we sell more than 50% of our assets or earning power or we are acquired in a merger or other business combination, proper provision must be made so that a holder of a Right which has not theretofore been exercised (except for Rights owned by the Acquiring Person, which will thereafter be void), will thereafter have the right to receive, upon exercise of a Right, shares of common stock of the acquiring company having a value equal to two times the then current Exercise Price. At any time after a Triggering Event and prior to acquisition by such Acquiring Person of 50% or more of the outstanding common stock, our Board of Directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates) for our common stock at an exchange ratio of one share of common stock per Right. In April 2001, we amended the Plan to designate the State of Wisconsin Investment Board (“SWIB”) as an Exempt Person under the terms of the Plan as long as SWIB is the Beneficial Owner of less than 20%. In December 2003, we amended the Plan to designate Boston Scientific Corporation (“BSX”) as an Exempt Person under the terms of the Plan as long as BSX is the Beneficial Owner of less than 20% of our common stock, or such percentage that is less than 20% as shall be held by BSX as of the close of business on January 15, 2004. In January 2004, we amended the Plan to designate BSX as an Exempt Person under the terms of the Plan as long as BSX is the Beneficial Owner of less than 20% of our common stock, or such percentage that is less than 20% as shall be held by BSX on the tenth business day following the earlier of the expiration or termination of the Hart Scott Rodino Antitrust Improvements Act waiting period, but in no event later than February 28, 2004.

Note 11.	Stock Incentive and Purchase Plans
      Stock Options. We have reserved an aggregate of 14,850,000 shares of our common stock through April 28, 2006, for issuance pursuant to our 1996 Stock Plan, our 1997 Stock Plan, our 1998 Stock Option

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan, the new Employee Equity Inducement Plan and the 2005 Stock Plan (the “Stock Option Plans”). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to seven years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Plan allows issuance of either nonstatutory or incentive stock options, while all other stock plans provide for issuance of nonstatutory stock options. The 1997 Stock Plan and the 2005 Stock Plan also allow for the issuance of restricted stock.
      The following is a summary of our stock option and restricted stock activity for the 52 weeks ended April 28, 2006 and April 29, 2005, and the 53 weeks ended April 30, 2004, respectively.

		Outstanding		Exercisable

			Weighted		Weighted
			Average		Average
	Shares		Exercise		Exercise
	Reserved	Shares	Price	Shares	Price

Balance at April 25, 2003	2,490,408	7,012,684	$13.97	3,363,843	$12.76
Shares reserved	750,000	—	—	—	—
Granted	(1,519,844)	1,519,844	23.57	—	—
Options becoming exercisable	—	—	—	1,250,625	—
Exercised	—	(974,837)	12.25	(974,837)	—
Canceled or forfeited	627,540	(627,540)	16.27	—	—

Balance at April 30, 2004	2,348,104	6,930,151	16.11	3,639,631	13.99
Shares canceled	(154,999)	—	—	—	—
Granted	(1,456,781)	1,456,781	22.62	—	—
Options becoming exercisable	—	—	—	1,259,445	—
Exercised	—	(1,241,889)	13.67	(1,241,889)	—
Canceled or forfeited	217,567	(217,567)	19.01	—	—

Balance at April 29, 2005	953,891	6,927,476	17.87	3,657,187	15.41
Shares reserved	1,000,000	—	—	—	—
Canceled reserves	(30,302)	—	—	—	—
Granted	(1,399,245)	1,399,245	28.55	—	—
Options becoming exercisable	—	—	—	1,282,601	—
Exercised	—	(637,191)	13.66	(637,191)	—
Canceled or forfeited	579,063	(579,063)	30.22	—	—

Balance at April 28, 2006	1,103,407	7,110,467	$19.35	4,302,597	$17.12

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123 and SFAS No. 148, our pro forma net loss and loss per share would have been as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

		As Restated	As Restated
Net earnings (loss)	$(59,069,192)	$(18,609,507)	$4,617,938
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects if applicable	717,661	7,103,005	3,081,283
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects, if applicable	(26,384,997)	(21,924,138)	(19,723,779)

Pro forma net loss	$(84,736,528)	$(33,430,640)	$(12,024,558)

Earnings (loss) per share:
Basic	$(2.37)	$(0.77)	$0.20
Basic — pro forma	$(3.40)	$(1.39)	$(0.52)
Diluted	$(2.37)	$(0.77)	$0.18
Diluted — pro forma	$(3.40)	$(1.39)	$(0.52)
      The weighted average fair value of options granted at prices equal to our market value in fiscal periods 2006, 2005 and 2004 was $26.48, $14.99 and $14.95, respectively.
      For SFAS No. 123 and SFAS No. 148 purposes, the fair values of each option grant are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.8%, 3.6% and 3.0% for fiscal years 2006, 2005 and 2004, respectively, expected life of 6.2, 5.8 and 6.3 years for options in fiscal years 2006, 2005 and 2004, respectively, expected volatility of 84.6%, 88.9% and 88.9% for fiscal years 2006, 2005 and 2004, respectively, and no expected dividend yields.
      Because the SFAS Nos. 123 and 148 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts reported in stock-based compensation expense above include $313,911, $235,854 and $178,371 related to the purchase discount offered under our Employee Stock Purchase Plan (“ESPP”) during fiscal years 2006, 2005 and 2004, respectively. The weighted average fair values of restricted shares granted to employees were $36.16, $14.99 and $14.93 during fiscal years 2006, 2005 and 2004, respectively.
      The consolidated financial statements presented have been restated. For additional information, see the “Note 1. Restatements.”

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our outstanding options are segregated into the following ten categories in accordance with SFAS No. 123:
Options Outstanding and Exercisable by Price Range
As of April 28, 2006

					Options Exercisable

					Options Exercisable as of
	Options Outstanding				April 28, 2006

	Outstanding as of
	April 28, 2006		Weighted-	Average		Weighted-
			Average	Remaining		Average
Range of Exercise Prices	Vested	Unvested	Exercise Price	Contractual Life	Shares	Exercise Price

$ 0.000000 - $ 4.665000	118,270	270,889	$1.0688	6.6647	118,270	$3.5170
$ 4.665100 - $ 9.330000	302,206	6,344	$6.6173	2.7035	302,206	$6.5608
$ 9.330100 - $13.995000	731,794	366,303	$12.8669	6.0485	731,794	$12.6309
$13.995100 - $18.660000	1,850,148	241,915	$16.1350	4.7956	1,850,148	$16.1870
$18.660100 - $23.325000	718,656	595,457	$19.8058	7.0355	718,656	$20.0218
$23.325100 - $27.990000	244,468	294,904	$25.5557	7.4960	244,468	$25.4758
$27.990100 - $32.655000	158,360	446,343	$29.1848	8.4628	158,360	$28.9970
$32.655100 - $37.320000	69,357	188,391	$35.6798	8.3563	69,357	$35.3220
$37.320100 - $41.985000	61,057	219,259	$38.3897	8.6004	61,057	$38.2262
$41.985100 - $46.650000	48,281	178,065	$43.3700	8.6682	48,281	$43.4180

	4,302,597	2,807,870	$19.3483	6.3336	4,302,597	$17.1243

      During fiscal year 2004, our Board of Directors approved grants outside of the existing stock option plans. The grants, which totaled 450,000 were approved for new officers as inducements essential to their entering into employment with us. No such grants were approved for 2005 or 2006.
      Stock Purchase Plan. Under the Cyberonics, Inc. ESPP, 950,000 shares of our common stock were reserved for issuance. Subject to certain limits, ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the stock price at the end of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At April 28, 2006, 420,269 shares remain available for future issuances under the ESPP.
      Stock Recognition Program. In May 1992, our Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,200 shares of our common stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of our President, based on nominations made by fellow employees. At April 28, 2006, 2,230 shares remain available for future issuances under the program.

Note 12.	New Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment to ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 as of April 29, 2006 did not have a material impact on our consolidated operating results or financial position.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”) an amendment to Opinion APB No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 as of April 29, 2006 did not have a material impact on our consolidated operating results or financial position.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” We have adopted SFAS 123(R) starting on April 29, 2006 using The Black-Scholes Option Pricing Model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R), we anticipate recognizing non-cash share-based compensation expense of approximately $20 million during fiscal year 2007 excluding the potential impact associated with the resignation of certain former officers and employees. This estimate is affected by assumptions regarding a number of complex and subjective variables.
      In March 2005, FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN No. 47”). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 as of April 28, 2006 did not have a material impact on our consolidated operating results or financial position.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after April 28, 2006 for us.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement clarifies which interest-only and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to allow qualifying special purpose entities to hold derivative financial instruments pertaining to a beneficial interest other than another derivative financial instrument. This Statement also permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, requires evaluation of interests in securitized financial assets to identify interests that are freestanding or embedded derivatives, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This statement allows for fair value measurement of financial instruments resulting in financial instruments that are more simply and appropriately valued. The statement is effective for financial instruments acquired or remeasured in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated operating results or financial position.
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as it pertains to accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize assets and liabilities associated with obligations undertaken to service financial assets; valuation of the separately identified assets or liabilities at fair value at inception, if possible; allows for valuation at fair value at the reporting date or amortization in proportion to and over the period of net servicing income or loss and including an impairment or increase based on the fair value at the reporting date; allows for a one-time reclassification of available-for-sale securities to trading securities at its adoption; and separate presentation of, and disclosures for, servicing assets and servicing liabilities. The impact of this statement is to more closely match the valuation of servicing assets and liabilities with their related derivative instruments used to mitigate their inherent risks. The statement is effective as of the beginning of fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our consolidated operating results or financial position.
      In June 2006, FASB issued FAS Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this interpretation is required for fiscal years beginning after December 15, 2006. We are still evaluating the potential impact that the adoption of FIN 48 as of April 27, 2007 will have on our consolidated operating results or financial position.
      In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. We are required to adopt SAB 108 in our annual financial statements covering the fiscal years ending after November 15, 2006. We are currently evaluating the impact that the adoption of SAB 108 may have on our consolidated results of operations and financial position.

Note 13.	Income Taxes
      The U.S. and foreign components of earnings (loss) before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

		As Restated	As Restated

Earnings (loss) before income taxes:
Domestic	$(57,271,372)	$(17,917,356)	$5,386,171
Foreign	(1,698,554)	(666,038)	(537,444)

	$(58,969,926)	$(18,583,394)	$4,848,727

Provision for current income tax expense:
Federal	$—	$—	$52,224
State and local	39,730	—	160,315
Foreign	59,536	26,113	18,250

	$99,266	$26,113	$230,789

      The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of earnings (loss) before income taxes:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

		As Restated	As Restated

U.S. statutory rate	(34.0)%	(34.0)%	34.0%
Change in deferred tax valuation allowance	31.6	32.1	(39.3)%
Foreign taxes	0.1	0.1	0.4%
State and local tax provision	0.1	0.0	3.2%
Other, net	2.4	1.9	5.3%

	0.2%	0.1%	3.6%

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of our deferred tax assets are as follows:

	April 28, 2006	April 29, 2005

		As Restated

Deferred tax assets:
Federal net operating loss carryforwards	$74,861,125	$52,902,151
Foreign net operating loss carryforwards	6,380,628	5,852,370
State net operating loss carryforwards and other	6,543,275	4,649,674
Federal tax credit carryforwards	4,309,541	4,511,029
Deferred compensation expense	3,710,945	3,610,438
Accrued expenses	609,128	331,654
Charitable contribution carryforwards	507,781	—
Reserves	283,444	396,796
Property and equipment	312,930	345,010
Inventory costs capitalized	310,055	274,084

Total deferred tax assets	97,828,852	72,873,206
Deferred tax valuation allowance	(97,828,852)	(72,873,206)

Net deferred tax assets	$—	$—

      At April 28, 2006, we have net operating loss carryforwards of approximately $224 million for federal income tax purposes, which expire during the years 2006 through 2025, and tax credit carryforwards of approximately $4 million for federal income tax purposes which expire during the years 2006 through 2021. At April 28, 2006, we had net operating loss carryforwards of approximately $85 million for state and local income tax purposes, which expire at various dates beginning in 2006. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”). Our ability to utilize credit carryforwards to offset future tax liabilities and utilize certain net operating losses to offset future taxable income may be limited pursuant to IRC Section 382. We purchased the Note Hedge to buy approximately three million shares of our common stock at an exercise price of $41.50 per share in connection with the issuance of our Notes during the quarter ended October 28, 2005. The Note and the Note Hedge are considered a synthetic debt instrument under the rules of Treasury Regulation 1.1275-6. Tax benefits derived from Note Hedge amortization will be recorded in equity.
      A valuation allowance is established if it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. We believe there is sufficient uncertainty regarding future taxable income and realizability of deferred tax assets such that a valuation allowance is required to fully offset deferred tax assets for the 52 weeks ended April 28, 2006. We continually review the adequacy and necessity of the valuation allowance in accordance with the provision of SFAS No. 109 “Accounting for Income Taxes.” Of the total valuation allowance at April 28, 2006, approximately $25.4 million relates to stock option compensation deductions and $0.7 million relates to amortization of the Note Hedge. The tax benefit associated with stock option compensation deductions will be credited to equity when realized. The valuation allowance increased approximately $25.0 million and $16.5 million for the 52 weeks ended April 28, 2006 and April 29, 2005, respectively, due primarily to an increase in the federal net operating loss carryforwards for tax years 2005 and 2004.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Employee Retirement Savings Plan
      We sponsor an employee retirement savings plan (the “Plan”) which qualifies under Section 401(k) of the IRC. The Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. In July 2004, we started matching 50% of employees’ contributions up to 6% of eligible earnings. We incurred expenses applicable to the contributions to this plan in the amounts of approximately $1,450,000, $750,000 and $0 for the fiscal years 2006, 2005 and 2004, respectively.

Note 15.	Commitments and Contingencies
      Post-market Clinical Surveillance. As a condition of the July 1997 PMA Approval, FDA required us to conduct a five-year post-approval study for the epilepsy indication. This study is complete and the final report was submitted to FDA on November 19, 2002. Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on treatment-resistant depression patients. One study of 460 patients, D-21, is a randomized controlled study assessing three different stimulation paradigms. The other study, the TRD Registry, is a longitudinal registry that will follow 1,000 VNS patients and 1,000 non-VNS patients for up to five years. Enrollment in both studies has commenced and is ongoing. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates.
      License Agreements. We have executed a license agreement which provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders. The license agreement provides that we will pay a royalty equal to the greater of $36,000 per year or at the rate of three percent of net sales of licensed products during fiscal years 2004 through 2011, after which the royalty rate will decline to one percent for the remaining term of the licensed patents. These patents expire between 2011 and 2022. The license agreement runs for successive three-year terms, renewable at our election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. Our royalty payments pursuant to this agreement are expensed as incurred.
      We have an agreement with an inventor on two patents co-owned by us pursuant to which we are obligated to pay 1.0% of the first $10 million of net obesity sales covered by one of the patents and 0.5% of net obesity sales thereafter. The agreement also obligates us to pay minimum royalties of $25,000 per year for five years commencing January 1, 2000 and up to $325,000 in additional advanced royalties based on achievement of certain milestones.
      Royalty expenses for the 52 weeks ended April 28, 2006 and April 29, 2005 and the 53 weeks ended April 30, 2004 were $3,618,000, $3,106,000 and $4,034,000, respectively.
      Lease Agreements. We lease facilities in Houston, Texas and several sales offices in Europe under noncancelable operating leases, as well as transportation and office equipment under noncancelable operating leases. The lease terms provide for tenant improvement allowances which are recorded as deferred rent and amortized, straight-line, as reductions to rent expense over the term of the lease. At April 28, 2006 and April 29, 2005, we had approximately $209,000 and $264,000 of deferred rent, respectively. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments relating to these agreements at April 28, 2006 are as follows:

52/53 Weeks Ending on the last Friday of April:
2007	$2,248,218
2008	3,059,187
2009	2,950,622
2010	2,832,101
2011 and thereafter	5,734
      Our rental expense for the 52 weeks ended April 28, 2006 and April 29, 2005 and the 53 weeks ended April 30, 2004 amounted to approximately $3,013,000, $2,850,000 and $2,174,000, respectively.
      We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited, however, we believe the fair value of these indemnification agreements is minimal.
      Other Commitments. At April 28, 2006, we had approximately $117,000 in noncancelable commitments related to domestic marketing programs planned for our VNS Therapy System during fiscal year 2007.

Note 16.	Litigation
      We are named as a defendant in lawsuits or the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Senate Finance Committee Investigation
      In May 2005, we received a letter from the Senate Finance Committee (“SFC”) advising us that it is examining FDA’s handling of our PMA-Supplement for the use of VNS Therapy to address TRD. Following our responses to the May letter, we received a second letter from the SFC in July 2005, to which we responded by providing the requested documents and information. In February 2006, the SFC published a Committee Staff Report entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report notes that a senior FDA official approved our VNS Therapy System for TRD despite the conclusion of more than 20 FDA scientists, medical officers and management staff who reviewed our application and that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in TRD. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for TRD and that the FDA has not ensured that the public has all of the accurate, science-based information regarding the VNS Therapy System for TRD it needs. The report does not accuse us of any misconduct and does not conclude that FDA violated any law, regulation or procedure by approving VNS Therapy for TRD; however, the report states that the SFC staff received a range of allegations regarding FDA and Cyberonics and that allegations other than those addressed in the report may be addressed at a later date. The report follows a year-long investigation conducted by the staff of the SFC, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Class Action Lawsuit
      On June 17, 2005, a putative class action lawsuit was filed against us and certain of our officers and Robert P. Cummins, then Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-02121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc., et al., Civil Action No. H:05-cv-2414 was filed on July 12, 2005. On July 28, 2005, the court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation, and entered a scheduling order. On September 28, 2005, the court appointed EFCAT, Inc., John E. and Cecelia Catogas, Blanca Rodriguez, and Mohamed Bakry as lead plaintiffs and also appointed lead plaintiffs’ counsel.
      The lead plaintiffs filed a consolidated amended complaint on November 30, 2005. The complaint generally alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding our Vagus Nerve Stimulation Therapy System device (the “VNS Device”) as a therapy for TRD. On January 30, 2006, the defendants filed a motion to dismiss the consolidated complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. On July 20, 2006, the District Court granted our motion to dismiss the consolidated complaint, allowing the plaintiffs 30 days to file an amended complaint. The court found that the plaintiffs failed to meet their burden to plead a securities fraud claim with particularity, including failures to allege with particularity a material misstatement or omission, to allege facts sufficient to raise a strong inference of intent or severe recklessness, and to allege sufficiently the causal connection between the plaintiffs’ loss and the defendants’ actions. The court noted that “the deficiencies in Plaintiffs’ complaint might well extend beyond the point of cure,” but nonetheless granted plaintiffs the right to amend their complaint in light of the strong presumption of law favoring a right to amend.
      On August 18, 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding the VNS Device as a therapy for treatment-resistant depression (“TRD”). Lead plaintiffs allege that the defendants failed to disclose that certain individuals associated with the U.S. Food and Drug Administration (“FDA”) had safety and efficacy concerns about the use of the VNS Device for the treatment of depression and questioned the adequacy of evidence of safety and effectiveness we presented to the FDA, that the defendants misrepresented the prospect for payer reimbursement for the VNS Device, that the defendants concealed executive compensation and governance issues, and that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired our securities during the period February 5, 2004 through August 1, 2006. The amended complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.
      On October 2, 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss on October 23, 2006, and the defendants filed a reply to the opposition on November 6, 2006. On October 31, 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. On November 28, 2006, the court issued an order compelling republication of notice and staying the proceeding pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. On December 18, 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
within 60 days. We intend to vigorously defend this lawsuit; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.

Governmental Investigations of Options Granting Practices
      On June 9, 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants. On June 26, 2006, we received a subpoena from the Office of the United States Attorney for the Southern District of New York requesting documents related to our stock option grants’ practices and procedures. On October 23, 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by Blue Cross and Blue Shield of Alabama and Aetna and aging of our accounts receivable since January 1, 2003. We are cooperating with the SEC staff and the U.S. Attorney’s Office. Our Board directed the Audit Committee to conduct an independent investigation of our stock option grants, practices and procedures, including compliance with Generally Accepted Accounting Principles and all applicable statutes, rules and regulations, and the Audit Committee retained independent counsel to assist it in completing that review.
      The Audit Committee, with the assistance of its independent counsel and their forensic accountants, has completed its review of our stock option grants, practices and procedures. The Audit Committee concluded that incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 through 2003. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, our Board concluded on November 18, 2006, that we needed to restate certain of our historical consolidated financial statements to record non-cash charges for compensation expense relating to past stock option grants. The effects of these restatements are reflected in the consolidated financial statements, including unaudited quarterly data. None of the restatements have any impact on net cash provided by (used in) operating activities. For additional information see “Note 1. Restatements.” Selected quarterly financial information is also presented in “Note 19. Quarterly Financial Information — Unaudited” for fiscal years 2006 and 2005.

NASDAQ Delisting Notice
      On July 13, 2006, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing our inability to file timely our 2006 Form 10-K without unreasonable effort or expense. Pursuant to that filing, the deadline for us to file our 2006 Form 10-K was extended to July 27, 2006. On July 27, 2006, we filed a Current Report on Form 8-K indicating that we were unable to file our 2006 Form 10-K with the SEC by July 27, 2006 because we required additional time to complete our previously announced review being conducted by the Audit Committee of our Board of Directors regarding option grants and to resolve any disclosure and accounting issues that may arise from the results of the review.
      On July 31, 2006, we received a Staff Determination Letter from NASDAQ indicating that we failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our 2006 Form 10-K, and that our securities were, therefore, subject to delisting from The NASDAQ Global Market. On August 3, 2006, we requested a hearing before a NASDAQ Listing Qualifications Panel (NASDAQ Panel) to review the NASDAQ Staff’s Determination Letter. On August 4, 2006, we received formal notice from NASDAQ that the delisting action has been stayed pending a written decision from the NASDAQ Panel.
      On September 8, 2006, we received a second Staff Determination Letter indicating that we also failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our Form 10-Q for our fiscal quarter ended July 28, 2006 (“First Quarter Form 10-Q”) and that our securities were, therefore, subject to delisting from The NASDAQ Global Market.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 14, 2006, the NASDAQ Panel conducted a hearing to review the NASDAQ Staff’s Determination Letter.
      On November 6, 2006, we received a letter from the NASDAQ Panel informing us that the NASDAQ Panel has determined to grant our request for continued listing on The NASDAQ Stock Market subject to two conditions: (1) on or before November 17, 2006, we must submit additional information to NASDAQ; and (2) on or before December 31, 2006, we must file with the SEC our 2006 Form 10-K and our First Quarter Form 10-Q and any required restatements of our prior financial statements. On November 17, 2006, we submitted the requested additional information to NASDAQ. On December 13, 2006, we received a third Staff Determination Letter from NASDAQ. This third Staff Determination Letter indicated that we also failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our Quarterly Report on Form 10-Q for our fiscal quarter ended October 27, 2006 (“Second Quarter Form 10-Q”) and that our securities are, therefore, subject to delisting from The NASDAQ Global Market. This third letter advises us to present our views with respect to this additional deficiency to the NASDAQ Panel in writing no later than December 20, 2006.
      On December 19, 2006, we sent a letter to the NASDAQ Panel describing the current status of our efforts to regain compliance with the NASDAQ filing requirements and requesting an extension until January 27, 2007 to file our 2006 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q. On December 28, 2006, we received a letter from the NASDAQ Panel extending through January 29, 2007 our deadline for filing our delinquent SEC reports; however, in the event that we are not able to file our delinquent report with the SEC on or before January 29, 2007, there can be no assurance that NASDAQ will grant an additional extension of time to meet our filing requirements or that our common stock will remain listed on The NASDAQ Global Market.

Stockholder Derivative Litigation
      We are named as a nominal defendant in a stockholder derivative lawsuit brought on behalf of the company styled Rudolph v. Cummins, et al pending in the United States District Court for the Southern District of Texas, Houston Division, naming several of our current and former officers and members of our Board as defendants, alleging purported improprieties in our issuance of stock options and the accounting related to such issuances. The operative Amended Complaint also purports to state a putative class action claim against the individual defendants for violation of Section 14(a) of the Exchange Act, as well as claims against the individual defendants for breach of fiduciary duty, gross mismanagement and corporate waste, against the officer defendants for unjust enrichment, and against certain individual defendants for insider trading.
      We are also named as nominal defendant in five stockholder derivative lawsuits brought on behalf of the company in the District Court of Harris County, Texas, including Smith v. Cummins, pending in the 189th District Court, Adel v. Cummins, pending in the 234th District Court, McKeehan v. Cummins, pending in the 11th District Court, Nussbaum v. Cummins, pending in the 215th District Court, and Wunschel v. Cummins, pending in the 165th District Court. These cases collectively name as defendants each of the current members of our Board, excluding Hugh M. Morrison, several of our former directors, including Thomas A. Duerden and Ronald A. Matricaria, and several of our current and former officers, including Robert P. Cummins, Pamela B. Westbrook, Michael A. Cheney, David S. Wise, Alan D. Totah, Richard P. Kuntz, Richard L. Rudolph, David F. Erinakes, Shawn P. Lunney and Rick L. Amos. They allege purported improprieties in our issuance of stock options and the accounting related to such issuances.
      On November 18, 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the derivative claims raised in these lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders. Our Board appointed as

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Chairman of the SLC, Hugh M. Morrison, an independent Board member who was appointed to our Board on November 9, 2006. On December 18, 2006, we moved to stay all proceedings in the federal and state derivative lawsuits pending the completion of the SLC process.

Indenture Default Litigation
      On January 13, 2006, we established a $40 million revolving line of credit with Merrill Lynch Capital (“Credit Agreement”), a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in our September 2005 debt offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million, and to provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of April 28, 2006 our available borrowing capacity was approximately $27,099,000 with a loan balance of $2.5 million. As discussed more fully in “Note 6 — Line of Credit,” we have been unable to timely file our 2006 Form 10-K, our First Quarter Form 10-Q and the Second Quarter Form 10-Q.
      On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events, (1) we failed to file timely with the SEC our 2006 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and the Second Quarter Form 10-Q; (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports; and (3) our receipt of a notice of default and demand from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. On February 1, 2007 we will be required to pay interest on the minimum loan balance of $10 million.
      On September 27, 2005, we issued the Notes. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity.
      On July 31, 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Notes, as a result of our failure (1) to timely file with the SEC this Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. We are also a defendant in an action styled Wells Fargo Bank, N.A. v. Cyberonics, Inc. No. 06-CV-15272, pending in the United States District Court of the Southern District of New York, alleging that we have breached the indenture. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
      If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness, and we may be forced to seek protection under the Bankruptcy Code.
      If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain.

Note 17.	Concentrations
      Our cash equivalents, marketable securities and trade accounts receivable represent potential concentrations of credit risk.
      We minimize potential concentrations of credit risk in cash equivalents and marketable securities by placing investments in high quality financial instruments and, as required by our corporate investment policy, limiting the amount of investment in any one issuing party. At April 28, 2006, management believes that we have no significant concentrations of credit risk related to these assets and have incurred no material impairments in the carrying values of its cash equivalents and marketable securities.
      Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries and, accordingly, are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.
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
      We rely upon favorable reimbursement, coverage and coding for VNS Therapy. Essentially all patients implanted with VNS Therapy for the treatment of epilepsy are covered by private payers, Medicare or Medicaid. VNS Therapy for epilepsy has specifically approved codes for physicians, surgeons and hospitals. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
TRD. Our long-term growth is highly dependent upon progress in obtaining favorable national and regional coverage policies in TRD and maintaining adequate coverage policies in epilepsy.

Note 18.	Geographic Information

	Net Sales

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 28, 2006	April 29, 2005	April 30, 2004

United States	$107,906,412	$90,281,978	$100,224,277
International	15,535,163	13,160,592	10,497,222

Total	$123,441,575	$103,442,570	$110,721,499

	Long-Lived Assets

	April 28, 2006	April 29, 2005

United States	$14,502,293	$8,659,804
International	522,051	342,454

Total	$15,024,344	$9,002,258

      Sales are classified according to the country of destination, regardless of the shipping point.
      All assets located outside of the U.S. are classified as “International.”

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Quarterly Financial Information — Unaudited
      The following table sets forth certain unaudited condensed quarterly financial data for the 52 weeks ended April 28, 2006 and April 29, 2005. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results. The table below also discloses the impact of the restatement on quarterly financial information. See also “Note 1. Restatements”.

Consolidated Balance Sheets for the Fiscal Year Ended April 28, 2006

	July 29, 2005		October 28, 2005		January 27, 2006

	(1)	(1)	(2)	(2)	(3)	(3)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$26,688,131	$26,688,131	$118,914,091	$118,914,091	$99,491,659	$99,491,659
Restricted cash			—	—	—	—
Short-term marketable securities	16,500,000	16,500,000	—	—	—	—
Accounts receivable, net	18,083,871	18,083,871	20,284,545	20,284,545	20,051,838	20,051,838
Inventories	11,300,770	11,300,770	14,863,660	14,863,660	16,807,039	16,807,039
Prepaid and other current assets	2,548,996	2,548,996	2,000,325	2,000,325	4,896,376	4,896,376

Total Current Assets	75,121,768	75,121,768	156,062,621	156,062,621	141,246,912	141,246,912
Property and equipment, net	9,116,984	9,116,984	10,184,760	10,184,760	10,605,311	10,605,311
Other assets	243,311	243,311	4,732,125	4,732,125	5,141,653	5,141,653

Total Assets	$84,482,063	$84,482,063	$170,979,506	$170,979,506	$156,993,876	$156,993,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,000,000	$3,000,000	$—	$—	$—	$—
Accounts payable	7,858,420	7,858,420	11,630,790	11,630,790	6,714,141	6,714,141
Accrued liabilities	14,115,533	14,115,533	14,850,836	14,850,836	17,699,402	17,699,402
Convertible notes	—	—	—	—	—	—
Other	51,359	51,359	1,640,404	1,640,404	1,615,180	1,615,180

Total Current Liabilities	25,025,312	25,025,312	28,122,030	28,122,030	26,028,723	26,028,723
Long-Term Liabilities:
Convertible notes	—	—	125,000,000	125,000,000	125,000,000	125,000,000
Other	175,477	175,477	636,692	636,692	879,482	879,482

Total Long-Term Liabilities	175,477	175,477	125,636,692	125,636,692	125,879,482	125,879,482

Total Liabilities	$25,200,789	$25,200,789	$153,758,722	$153,758,722	$151,908,205	$151,908,205
Stockholders’ Equity:
Preferred Stock	—	—	—	—	—	—
Common Stock	250,690	250,690	253,464	253,464	254,597	254,597
Additional paid-in capital	213,128,901	234,637,114	218,952,529	238,616,390	220,801,312	240,381,709
Common stock warrants	—	—	25,200,000	25,200,000	25,200,000	25,200,000
Hedge on convertible notes	—	—	(38,200,000)	(38,200,000)	(38,200,000)	(38,200,000)
Deferred compensation	(4,569,569)	(7,151,991)	(7,393,807)	(9,650,725)	(6,772,299)	(8,717,095)
Treasury stock	—	—	(9,993,200)	(9,993,200)	(9,993,200)	(9,993,200)
Accumulated other comprehensive loss	(643,622)	(643,622)	(643,015)	(643,015)	(646,468)	(646,468)
Accumulated deficit	(148,885,126)	(167,810,917)	(170,955,187)	(188,362,130)	(185,558,271)	(203,193,872)

Total Stockholders’ Equity	59,281,274	59,281,274	17,220,784	17,220,784	5,085,671	5,085,671
Total Liabilities and Stockholders’ Equity	$84,482,063	$84,482,063	$170,979,506	$170,979,506	$156,993,876	$156,993,876

(1)	25,068,972 shares issued and 25,068,972 outstanding as of July 29, 2005.

(2)	25,346,407 shares issued and 25,045,407 outstanding as of October 28, 2005.

(3)	25,459,645 shares issued and 25, 158,645 outstanding as of January 27, 2006.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATED BALANCE SHEETS
Consolidated Balance Sheets for the Fiscal Year Ended April 29, 2005:

	July 30, 2004		October 29, 2004		January 28, 2005

	(5)	(5)	(6)	(6)	(7)	(7)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$62,233,437	$62,233,437	$54,458,773	$54,458,773	$55,259,194	$55,259,194
Short-term marketable securities	—	—	—	—	—	—
Accounts receivable, net	15,769,213	15,769,213	16,111,455	16,111,455	16,703,683	16,703,683
Inventories	7,655,691	7,655,691	7,367,563	7,367,563	7,112,508	7,112,508
Prepaid and other current assets	2,293,172	2,293,172	1,870,882	1,870,882	3,178,679	3,178,679

Total Current Assets	87,951,513	87,951,513	79,808,673	79,808,673	82,254,064	82,254,064
Property and equipment, net	7,850,074	7,850,074	8,117,685	8,117,685	7,755,497	7,755,497
Other assets	138,084	138,084	135,766	135,766	144,883	144,883

Total Assets	$95,939,671	$95,939,671	$88,062,124	$88,062,124	$90,154,444	$90,154,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$9,777,258	$9,777,258	$3,000,824	$3,000,824	$3,000,000	$3,000,000
Accounts payable	4,655,106	4,655,106	3,723,382	3,723,382	3,993,250	3,993,250
Accrued liabilities	9,958,235	9,958,235	11,213,498	11,213,498	12,528,600	12,528,600
Convertible notes	—	—	—	—	—	—
Other	106,660	106,660	71,686	71,686	36,137	36,137

Total Current Liabilities	24,497,259	24,497,259	18,009,390	18,009,390	19,557,987	19,557,987
Long-Term Liabilities:
Other		—	—	—	—	—

Total Long-Term Liabilities	—	—	—	—	—	—

Total Liabilities	24,497,259	24,497,259	18,009,390	18,009,390	19,557,987	19,557,987
Stockholders’ Equity:
Preferred Stock	—	—	—	—	—	—
Common Stock	238,396	238,396	238,715	238,715	239,648	239,648
Additional paid-in capital	193,094,906	210,823,119	193,412,166	208,093,246	194,636,230	211,537,566
Deferred compensation	(543,742)	(4,447,577)	(315,000)	(3,816,902)	(196,875)	(3,353,853)
Treasury stock,	—	—	—	—	—	—
Accumulated other comprehensive loss	(632,708)	(632,708)	(542,459)	(542,459)	(524,571)	(524,571)
Accumulated deficit	(120,714,440)	(134,538,818)	(122,740,688)	(133,919,866)	(123,557,975)	(137,302,333)

Total Stockholders’ Equity	71,442,412	71,442,412	70,052,734	70,052,734	70,596,457	70,596,457
Total Liabilities and Stockholders’ Equity	$95,939,671	$95,939,671	$88,062,124	$88,062,124	$90,154,444	$90,154,444

(4)	23,839,573 shares issued and 23, 839,573 outstanding as of July 30, 2004.

(5)	23,871,448 shares issued and 23,871,448 outstanding as of October 29, 2004.

(6)	23,964,780 shares issued and 23,964780 outstanding as of January 28, 2005.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Consolidated Quarterly Statements of Operations for the Fiscal Year Ended April 28, 2006:

							For the 13 Weeks
	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 13 Weeks Ended		Ended
	July 29, 2005		October 28, 2005		January 27, 2006		April 28, 2006

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net sales	$27,019,459	$27,019,459	$29,070,298	$29,070,298	$31,304,205	$31,304,205	$36,047,613
Cost of sales	3,760,900	3,781,222	3,791,078	3,806,528	3,868,591	3,882,778	4,351,516

Gross Profit	23,258,559	23,238,237	25,279,220	25,263,770	27,435,614	27,421,427	31,696,097
Operating Expenses:
Selling, general and administrative	36,018,060	36,377,804	40,274,020	38,593,690	34,590,677	34,644,483	27,694,219
Research and development	6,252,508	6,425,332	7,402,409	7,584,441	7,439,619	7,600,284	7,967,651

Total Operating Expenses	42,270,568	42,803,136	47,676,429	46,142,130	42,030,296	42,244,767	35,661,870

Loss From Operations	(19,012,009)	(19,564,899)	(22,397,209)	(20,878,360)	(14,594,682)	(14,823,340)	(3,965,773)

Interest income	412,798	412,798	616,221	616,221	1,139,165	1,139,165	1,043,772
Interest expense	(93,407)	(93,407)	(487,758)	(487,758)	(1,150,418)	(1,150,418)	(1,287,386)
Other income (expense), net	(148,464)	(148,464)	234,869	234,869	4,651	4,651	(21,596)

Loss before income taxes	$(18,841,082)	$(19,393,972)	$(22,033,877)	$(20,515,028)	$(14,601,284)	$(14,829,942)	$(4,230,983)
Income tax expense	19,988	19,988	36,184	36,184	1,800	1,800	41,294

Net Loss	$(18,861,070)	$(19,413,960)	$(22,070,061)	$(20,551,212)	$(14,603,084)	$(14,831,742)	$(4,272,277)

Basic loss per share	$(0.76)	$(0.78)	$(0.88)	$(0.59)	$(0.59)	$(0.60)	$(0.17)
Diluted loss per share	$(0.76)	$(0.78)	$(0.88)	$(0.59)	$(0.59)	$(0.60)	$(0.17)

Shares used in computing basic loss per share	24,892,661	24,829,661	25,063,925	25,063,925	24,872,249	24,872,249	25,032,043
Shares used in computing diluted loss per share	24,829,661	24,829,661	25,063,925	25,063,925	24,872,249	24,872,249	25,032,043

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Consolidated Quarterly Statements of Operations for the Fiscal Year Ended April 29, 2005:

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 13 Weeks Ended		For the 13 Weekends Ended
	July 30, 2004		October 29, 2004		January 28, 2005		April 29, 2005

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net sales	$25,149,322	$25,149,322	$25,420,794	$25,420,794	$26,212,509	$26,212,509	$26,659,945	$26,659,945
Cost of sales	4,783,132	4,815,778	3,721,452	3,744,486	3,753,623	3,775,223	3,317,534	3,338,553

Gross Profit	20,366,190	20,333,544	21,699,342	21,676,308	22,458,886	22,437,286	23,342,411	23,321,392
Operating Expenses:
Selling, general and administrative	18,637,780	20,271,550	19,117,311	16,338,280	18,963,636	21,291,452	24,712,216	29,070,786
Research and development	4,726,337	4,902,556	4,678,369	4,789,167	4,535,300	4,751,064	5,401,069	5,650,023

Total Operating Expenses	23,364,117	25,174,106	23,795,680	21,127,447	23,498,936	26,042,516	30,113,285	34,720,809

Earnings (Loss) From Operations	(2,997,927)	(4,840,562)	(2,096,338)	548,861	(1,040,050)	(3,605,230)	(6,770,874)	(11,399,417)
Interest income	152,592	152,592	221,313	221,313	292,963	292,963	405,620	405,620
Interest expense	(125,134)	(125,134)	(111,186)	(111,186)	(100,672)	(100,672)	(107,278)	(107,278)
Other income, net	66,279	66,279	(35,268)	(35,268)	35,455	35,455	18,270	18,270

Earnings (loss) before income taxes	(2,904,190)	(4,746,825)	(2,021,479)	623,720	(812,304)	(3,377,484)	(6,454,262)	(11,082,805)
Income tax expense	4,542	4,542	4,769	4,769	4,983	4,983	11,819	11,819

Net Earnings (Loss)	$(2,908,732)	$(4,751,367)	$(2,026,248)	$618,951	$(817,287)	$(3,382,467)	$(6,466,081)	$(11,094,624)

Basic earnings (loss) per share	$(0.12)	$(0.20)	$(0.08)	$0.03	$(0.03)	$(0.14)	$(0.26)	$(0.45)
Diluted earnings (loss) per share	$(0.12)	$(0.20)	$(0.08)	$0.02	$(0.03)	$(0.14)	$(0.26)	$(0.45)
Shares used in computing basic earnings (loss) per share	23,649,269	23,649,269	23,856,708	23,856,708	23,933,766	23,933,766	24,636,669	24,636,669
Shares used in computing diluted earnings (loss) per share	23,649,269	23,649,269	23,856,708	25,401,570	23,933,766	23,933,766	24,636,669	24,636,669

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Subsequent Events

Governmental Investigation of Options Granting Practices and Other Matters
      The staff of the SEC commenced an informal inquiry of some of our stock option grants and certain other matters. The U.S. Attorney served us with a subpoena for documents related to our stock option grants. For a description of these SEC inquiries and related matters, see “Note 16. Litigation” — section “Governmental Investigation of Options Granting Practices.”

NASDAQ Delisting Notice
      We have received three Staff Determination Letters from the NASDAQ staff informing us that our stock is subject to delisting from The NASDAQ Global Market because we have not timely filed our 2006 Form 10-K, our First Quarterly Form 10-Q, and our Second Quarterly Form 10-Q. For a detailed discussion of these letters and the circumstances surrounding their receipt, see “Note 16. Litigation — NASDAQ Delisting Notice.”

Stockholder Derivative Litigation
      We are a nominal defendant in six stockholder derivative lawsuits pending in federal and state court in Texas. For a detailed discussion of these lawsuits, see “Note 16. Litigation — Stockholder Derivative Litigation.”

Convertible Notes Indenture Default Notice
      Pursuant to the Indenture, we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Forms 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. On July 31, 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserts that we are in default under the Indenture as a result of our failure (1) to timely file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006.
      On October 2, 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately.
      We believe that neither a default nor an “event of default” have occurred under the Indenture. Section 9.6 of the Indenture requires us to deliver to the Trustee “within 15 days after it files them” with the SEC copies of all Forms 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Section 9.6 of the Indenture specifically requires us to deliver a copy of our 2006 Form 10-K within 15 days after the date it is filed with the SEC. This Indenture provision does not require us to file the 2006 Form 10-K by any particular date. We will furnish to the Trustee copies of our 2006 Form 10-K within 15 days after we file such report with the SEC. We believe that this action will comply fully with the Indenture.
      To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act.

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 19, 2006, the Trustee served us with a copy of a summons and complaint in an action styled, Wells Fargo Bank, N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture.
      If our interpretation of Section 9.6 of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture. If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture.

Excise Tax Remediation Under Internal Revenue Code Section 409A
      Section 409A of the Internal Revenue Code imposes an excise tax on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004, and any grants that vest after December 31, 2004 and are exercised on or before December 31, 2005 are exempt from the excise tax. The proposed regulations under section 409A permit us to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. As to Section 16 officers, the adjustment must be implemented by December 31, 2006. As to non-Section 16 officers, the adjustment must be implemented by December 31, 2007.
      As discussed in “Note 16. Litigation — Governmental Investigations of Options Granting Practices,” the Audit Committee recently concluded that incorrect measurement dates were used for certain of our stock option grants. Unless the exercise price for certain of these grants is adjusted to the fair market value on the date of the grant, the grantees will be subject to the section 409A excise tax. Our Board of Directors has approved a plan to offer a payment to current and former Section 16 officers, exclusive of members of our Board of Directors, Mr. Robert P. Cummins (“Mr. Cummins”), former Chief Executive Officer and Chairman of the Board and Ms. Pamela B. Westbrook (“Ms. Westbrook”), former Chief Financial Officer in consideration of the officer’s agreement to amend their stock option agreements to adjust the exercise price to the fair market value on the date of the grant. The cost of this plan is estimated to be approximately $0.5 million.
      Our Board of Directors is considering a similar plan to offer a payment to each affected current and former employee. If approved, we intend to implement the plan during the remainder of fiscal year 2007.

Departure of Directors or Certain Officers
      On November 17, 2006, Mr. Cummins resigned from all positions with us and our Board. In connection with Mr. Cummins’ resignation, we entered into a Resignation Agreement, dated November 17, 2006, with Mr. Cummins (the “Cummins Resignation Agreement”). The Cummins Resignation Agreement provided for the payment of approximately $1.7 million in cash within five days, the issuance of 75,000 unregistered shares of our common stock to Mr. Cummins, the acceleration of vesting for outstanding options and restricted stock grants and the payment of certain benefits. The Cummins Resignation Agreement also provided for the payment to Mr. Cummins of an amount equal to the cash value of 75,000 shares of our common stock within one week of the filing of this Form 10-K for the fiscal year ended April 28, 2006 and for the payment of cash for certain tax payments that will be incurred by Mr. Cummins as provided in paragraph 6(f) of his employment agreement.
      On November 19, 2006, Ms. Westbrook resigned from all positions with us. In connection with Ms. Westbrook’s resignation, we entered into a Resignation Agreement, dated November 19, 2006, with Ms. Westbrook (the “Westbrook Resignation Agreement”). The Westbrook Resignation Agreement provided for the payment of $300,000 in cash to Ms. Westbrook within five days and the acceleration and vesting of any stock options and restricted stock that would have vested within the next 12 months if Ms. Westbrook had

CYBERONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remained employed by us. Also on November 19, 2006, we entered into a consulting agreement with Ms. Westbrook (the “Westbrook Consulting Agreement”). The Westbrook Consulting Agreement provides that Ms. Westbrook will advise us with respect to financial matters, including the preparation and filing of this Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended July 28, 2006 and October 27, 2006. We agreed to pay Ms. Westbrook $1,200 per day for these services.

Stock Repurchase Program
      In May 2006, our Board authorized the repurchase of up to 3.0 million shares of our Common Stock in amounts, and at time and prices to be determined and approved by the Board of Directors. No repurchases of our Common Stock have been made under the stock repurchase program.

INDEX TO EXHIBITS
      The exhibits marked with the asterisk symbol (*) are filed with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

3.1		Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2		Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	3.1
3.3		Amendment No. 1 to the Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 30, 2001	000-19806	3.1
4.1		Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2		Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3		Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4		Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2
4.5		Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6		Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.7		Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.8		Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.9		Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10	.1*	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara
10	.2*	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.3*	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B”, as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)
10.4		Letter Agreement dated March 28, 1997 between The Clark Estates, Inc. and Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended June 30, 1997	000-19806	10.11
10.5		Purchase Agreement dated September 21, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 27, 2005	000-19806	10.1
10.6		Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and as Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto dated January 13, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 19, 2006	000-19806	10.1
10.7		Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1
10.8		Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1
10.9		Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated August 25, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 30, 2005	000-19806	99.1
10.10		Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1
10.11		Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1
10.12		Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3
10	.13†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.14†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10	.15†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10	.16†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10	.17†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10	.18†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10	.19†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10	.20†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10	.21†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10	.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10	.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10	.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10	.25†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10	.26†*	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.
10	.27†*	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.
10	.28†*	Stand Alone Stock Option Agreement dated July 6, 2001 between Cyberonics, Inc. and Michael A. Cheney
10	.29†	Severance Agreement effective January 1, 2002 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2002	000-19806	10.1
10	.30†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Michael A. Cheney
10	.31†*	Stock Option Agreement Amendment and Bonus Agreement dated December 24, 2006 between Cyberonics, Inc. and Michael A. Cheney
10	.32†*	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and Robert P. Cummins
10	.33†	Employment Agreement effective August 5, 2005 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 9, 2005	000-19806	99.1

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.34†*	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins
10	.35†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1
10	.36†	Severance Agreement effective June 1, 2003 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 25, 2003	000-19806	10.21
10	.37†*	Officer Stock Option Plan Agreement dated June 2, 2003 between Cyberonics, Inc. and William Steven Jennings
10	.38†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings
10	.39†*	Stock Option Agreement dated November 1, 1996 between Cyberonics, Inc. and Shawn P. Lunney
10	.40†*	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney
10	.41†	Severance Agreement effective May 1, 2001 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2001	000-19806	10.4
10	.42†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Shawn P. Lunney
10	.43†*	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney
10	.44†*	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen
10	.45†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10	.46†*	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker
10	.47†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10	.48†*	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker
10	.49†*	Stand Alone Stock Option Agreement dated August 23, 2001 between Cyberonics, Inc. and Richard L. Rudolph, M.D.
10	.50†	Severance Agreement effective January 1, 2002 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2002	000-19806	10.3
10	.51†*	Employee Restricted Stock Agreement dated July 22, 2005 between Cyberonics, Inc. and Richard L. Rudolph, M.D.
10	.52†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.53†*	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.
10	.54†	Severance Agreement effective October 27, 2003 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.41
10	.55†	Employment Agreement effective October 27, 2003 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2004	000-19806	10.1
10	.56†*	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Randal L. Simpson
10	.57†*	Stock Option Agreement Amendment and Bonus Agreement dated December 29, 2006 between Cyberonics, Inc. and Randal L. Simpson
10	.58†*	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook
10	.59†*	Letter Agreement Regarding Advancement of Attorney’s Fees effective October 12, 2006 between Cyberonics, Inc. and Pamela B. Westbrook
10	.60†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.2
10	.61†*	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise
10	.62†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10	.63†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10	.64†*	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise
10	.65†*	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise
10	.66†*	Form of Indemnification Agreement for directors of Cyberonics, Inc.
10	.67†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10	.68†*	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto
10	.69†*	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto
10	.70†*	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.71†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10	.72†*	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto
21	.1*	List of Subsidiaries of Cyberonics, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31	.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002