Form 10-Q
period 2006-07-28
CYBERONICS INC
filed 2007-01-26
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 28, 2006 or

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At January 19, 2007
Common Stock — $0.01 par value	25,711,387

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	July 28, 2006	April 28, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$94,948,411	$92,355,071
Restricted cash	1,000,000	1,000,000
Accounts receivable, net	20,245,265	21,341,942
Inventories	18,668,979	17,304,794
Other current assets	3,376,439	5,274,133

Total Current Assets	138,239,094	137,275,940
Property and equipment, net	9,982,874	10,322,289
Other assets	4,638,444	4,702,055

Total Assets	$152,860,412	$152,300,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$5,000,000	$2,500,000
Accounts payable	4,168,742	5,190,385
Accrued liabilities	13,671,710	12,655,970
Convertible notes	125,000,000	125,000,000
Other	732,675	1,175,606

Total Current Liabilities	148,573,127	146,521,961

Long-Term Liabilities:
Other	1,261,714	1,148,457

Total Long-Term Liabilities	1,261,714	1,148,457

Total Liabilities	149,834,841	147,670,418
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	––
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 25,937,256 issued and 25,636,256 outstanding at July 28, 2006 and 25,781,349 shares issued and 25,480,349 outstanding at April 28, 2006, respectively	259,373	257,813
Additional paid-in capital	242,415,968	244,648,193
Common stock warrants	25,200,000	25,200,000
Hedge on convertible notes	(38,200,000)	(38,200,000)
Deferred compensation	––	(9,167,093)
Treasury stock, 301,000 common shares, at cost	(9,993,200)	(9,993,200)
Accumulated other comprehensive loss	(657,034)	(649,698)
Accumulated deficit	(215,999,536)	(207,466,149)

Total Stockholders’ Equity	3,025,571	4,629,866

Total Liabilities and Stockholders’ Equity	$152,860,412	$152,300,284

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Thirteen Weeks Ended
		July 29, 2005
	July 28, 2006	As Restated
Net sales	$33,731,520	$27,019,459
Cost of sales	3,801,328	3,781,222

Gross Profit	29,930,192	23,238,237
Operating Expenses:
Selling, general and administrative	31,385,905	36,377,804
Research and development	6,953,557	6,425,332

Total Operating Expenses	38,339,462	42,803,136

Loss From Operations	(8,409,270)	(19,564,899)

Interest income	1,177,958	412,798
Interest expense	(1,351,623)	(93,407)
Other income (expense), net	69,200	(148,464)

Loss before income taxes	(8,513,735)	(19,393,972)
Income tax expense	19,652	19,988

Net Loss	$(8,533,387)	$(19,413,960)

Basic loss per share	$(0.34)	$(0.78)
Diluted loss per share	$(0.34)	$(0.78)

Shares used in computing basic loss per share	25,314,450	24,829,661
Shares used in computing diluted loss per share	25,314,450	24,829,661

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
		July 29, 2005
	July 28, 2006	As Restated
Cash Flow From Operating Activities:
Net loss	$(8,533,387)	$(19,413,960)
Non-cash items included in net loss:
Depreciation and amortization	928,736	811,994
(Gain) loss on disposal of assets	10,270	(21,631)
Unrealized (gain) loss in foreign currency transactions	(2,990)	98,521
Stock-based compensation	4,811,384	771,290
Amortization of financing costs	195,637	—
Other non-cash items	9,108	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,193,439	(1,778,419)
Inventories	(1,118,035)	(2,755,005)
Other current assets	1,870,626	1,046,111
Other assets, net	64,036	(100,080)
Accounts payable and accrued liabilities	(477,228)	2,151,121
Other	(155,447)	(263,527)

Net cash used in operating activities	(1,203,851)	(19,453,585)

Cash Flow From Investing Activities:
Proceeds from sale of short-term marketable securities	—	6,300,000
Purchases of property and equipment	(605,552)	(1,107,581)

Net cash provided by (used in) investing activities	(605,552)	5,192,419

Cash Flow From Financing Activities:
Increase (decrease) in borrowing against line of credit	2,500,000	—
Payments on financing obligations	(65,802)	—
Additional costs related to convertible notes	(3,557)	––
Proceeds from issuance of common stock	2,062,865	2,423,036

Net cash provided by financing activities	4,493,506	2,423,036

Effect of exchange rate changes on cash and cash equivalents	(90,763)	(149,631)

Net increase (decrease) in cash and cash equivalents	2,593,340	(11,987,761)
Cash and cash equivalents at beginning of period	92,355,071	38,675,892

Cash and cash equivalents at end of period	$94,948,411	$26,688,131

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$173,035	$92,208
Cash paid for income taxes	$20,969	$17,265
See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 28, 2006
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 28, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 27, 2007. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 28, 2006 (“2006 Form 10-K”).
Note 2. Stock-Based Compensation Restatement
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
     We initiated our own internal investigation into these matters. On June 26, 2006, our Board of Directors (our “Board”) designated the Audit Committee, which consists entirely of independent directors, to undertake a review of our stock option grants and related practices, procedures and accounting during the period 1993 through the conclusion of this investigation. The Audit Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by counsel. The Audit Committee concluded that certain stock options granted principally during the period 1998 to 2003 were not accounted for correctly in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) applicable at the time the grants were issued. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, on November 18, 2006, our Board concluded that the errors were material and that we needed to restate our historical financial statements to record non-cash charges for compensation expense relating to past stock option grants made during the fiscal years 1994 through 2006. We restated the Consolidated Financial Statements and applicable disclosures for the fiscal years ended April 30, 2004 and April 29, 2005, as well as the applicable quarters for 2005 and 2006 fiscal years. The financial impact of the restatement in the Consolidated Financial Statements for the quarter ended July 29, 2005 was additional non-cash compensation expenses of approximately $0.6 million. Please refer to our 2006 Form 10-K for additional details on the restatement and a more detailed representation of the restatement by fiscal period including quarterly periods. The information included in our 2006 Form 10-K for the quarterly periods, includes detailed consolidated balance sheets for the fiscal years ended April 28, 2006 and April 29, 2005 and consolidated quarterly statements of operations for the quarter periods for the fiscal years April 28, 2006 and April 29, 2005 which disclose the impact of the restatement on a line-by-line basis.
Note 3. Going Concern
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $216 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure.

     For the fiscal years ended April 28, 2006 and April 29, 2005 we have had a net loss of $59 million and $19 million, respectively. To fund our operations, in fiscal 2006, we incurred additional indebtedness through the issuance of $125 million of senior subordinated convertible notes (“Notes”) and the establishment of a $40 million line of credit (“Line of Credit”).
     On July 31, 2006, we received a notice of default and demand letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. We believe that neither a default nor an “event of default” has occurred under the Indenture. However, if an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and as of July 28, 2006. In addition, if an event of default has occurred under the Indenture, we would also be in default of our credit agreement for the line of credit dated January 13, 2006 (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to renegotiate the terms of the indenture or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 4. Stock Incentive and Purchase Plan
     Stock Options. We have adopted Statement of Financial Accounting Standards Board (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) effective April 29, 2006 using the Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. Prior to April 29, 2006, we adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Because of this election, we accounted for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations. The calculation of grant date fair market value requires judgment, as several of the factors used must be estimated, including stock price volatility and employee stock option exercise behavior.
     As of July 28, 2006, we have reserved an aggregate of 14,850,000 shares of Common Stock, for issuance pursuant to our 1988 Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, The New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the “Stock Option Plans”). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to eight years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options and restricted stock, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirteen weeks ended July 28, 2006, we have granted approximately 124,000 options issued at fair market value at a weighted average exercise price of approximately $24.19 per share. In compliance with the provisions of our Stock Option Plans, stock option grant prices are equal to the closing price of our stock on the last trading day prior to the grant date. Stock option fair values are calculated using the closing stock price on the day of grant. Stock options to purchase approximately 6.6 million shares at a weighted average exercise price of $20.10 per share were outstanding as of July 28, 2006.

     Amounts recognized in the consolidated financial statements for share-based compensation are as follows:

	For the Thirteen Weeks Ended
	July 28, 2006	July 29, 2005 As Restated
	(Unaudited)	(Unaudited)
Total cost of share-based payment plans during the period	$5,059,719	$771,290
Amounts capitalized in inventory and fixed assets during the period	294,738	—
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	46,403	—
Amounts charged against income, before income tax benefit	4,811,384	771,290
Amount of related income tax benefit recognized	—	—
     There is no income tax benefit recognized due to the deferred tax valuation allowance. The non-cash charges applicable to share-based compensation increased cost of goods sold by $0.1 million, sales, general and administrative expenses by $3.7 million and research and development by $1.0 million during the thirteen weeks ended July 28, 2006.
     Stock options –The following table summarizes information regarding total stock option activity for the thirteen weeks ended July 28, 2006 and July 29, 2005:

	For the Thirteen Weeks Ended
	July 28, 2006 (Unaudited)					July 29, 2005 As Restated (Unaudited)
				Wtd. Avg.					Wtd. Avg.
		Wtd. Avg.	Wtd. Avg.	Remaining			Wtd. Avg.	Wtd. Avg.	Remaining
	Number of	Exercise	Fair Market	Contractual	Aggregate	Number of	Exercise	Fair Market	Contractual	Aggregate
Options	Shares	Price	Value	Term	Intrinsic Value	Shares	Price	Value	Term	Intrinsic Value
Outstanding - beginning of period	6,839,578	$20.11	$15.56		$30,428,603	6,923,046	$17.87	$13.99		$149,088,142
Granted	124,000	24.19	11.97		7,805	567,750	39.48	29.53		882,875
Exercised	148,117	13.24	10.39		1,580,816	108,730	14.83	12.95		2,924,614
Forfeited	122,140	26.31	19.69		282,391	79,337	21.30	16.21		1,436,286
Expired	66,238	33.09	25.04		23,161	—	—	—		—
Outstanding — end of period	6,627,083	20.10	15.44	4.91	28,885,773	7,302,729	19.56	15.19	4.86	145,870,302
Fully Vested and Exercisable — end of period	4,376,122	17.28	13.50	3.85	24,447,509	3,878,497	15.77	12.29	3.95	91,418,250
Expected to vest - end of period	2,022,762	25.96	19.45	8.14	3,708,620	3,056,011	24.31	18.79	8.43	45,278,306

     We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants and nonvested share grants. There are no post-vesting restrictions on the shares issued. This methodology takes into account variables such as implied volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of grant and the exercise options per group of employees.
     The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants for the thirteen weeks ended July 28, 2006 and July 29, 2005:

		Per APB 25 and Proforma Disclosure
Per FAS 123(R)		Requirements of SFAS 123
For the Thirteen Weeks Ended		For the Thirteen Weeks Ended
July 28, 2006 (Unaudited)		July 29, 2005 As Restated (Unaudited)
Dividend Yield	0.0	Dividend Yield	0.0
Risk-free interest rate — per grant date	4.95% – 5.23%	Risk-free interest rate – rolling 12 months	3.69%
Expected option term – in years per group of employees	5.33 – 5.69	Expected option term — in years for the Company as a whole	6.33
Implied volatility at grant date	45.29% — 47.53%	Historic Volatility at the end of each reporting period	85.70%
Discount for post-vesting restrictions	None	Discount for post-vesting restrictions	None
Option price	Closing price on last trading day prior to date of grant	Option price	Closing price on last trading day prior to date of grant
Grant price	Closing price on date of grant	Grant price	Closing price on last trading day prior to date of grant
     Total compensation cost for the thirteen weeks ended July 28, 2006 for the stock options was approximately $4.4 million. As of July 28, 2006, there was approximately $43.3 million of unrecognized compensation cost related to unvested stock options which is expected to vest over a weighted-average period of 3.14 years.
     During the thirteen weeks ended July 28, 2006 and July 29, 2005, stock options with a fair market value of $4.8 million and $5.1 million vested, respectively.
     Cash received from option exercises under all share-based payment arrangements for the thirteen weeks ended July 28, 2006 and July 29, 2005 was approximately $2,062,865 and $2,423,036, respectively. We have realized no tax benefit for the tax deductions from option exercise of share-based payment arrangements and have not settled any equity instruments granted under share-based payment arrangements for cash.
     We have not repurchased common shares for the purpose of satisfying share-based compensation obligations. We issued new shares upon exercise of stock option grants.
     Restricted Stock, Restricted Stock Units and Other Share-Based Awards. We may grant restricted stock, restricted stock units or stock awards to certain employees and directors. The shares typically vest over a period of one to five years from the date of issue. In August 2005, we executed an employment agreement with Robert P. Cummins, former Chief Executive Officer, President and Chairman of the Board. This employment agreement provided that we will use our best efforts to issue additional restricted stock on the first and second anniversaries of its execution. Mr. Cummins’ employment agreement terminated with his resignation on November 17, 2006. Mr. Cummins’ resignation agreement is further discussed in “Note 19. Subsequent Events – Departure of Directors or Certain Officers.” Compensation expense related to the unissued shares was $186,156 during the thirteen weeks ended July 28, 2006. No expense was recognized during the thirteen weeks ended July 29, 2005 because the employment agreement was executed subsequent to that date. As of July 28, 2006, none of the shares were vested, exercised, forfeited, canceled or retired.

     Nonvested restricted stock is issued to grantees on the date of the grant, entitling them to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. The fair market value of the restricted shares at grant date is amortized ratably over the requisite service period which is one to five years. As of July 28, 2006, our unamortized compensation expense for these grants totaled $5,618,897 which is expected to be amortized over a weighted average period of 4.11 years. We recognized $471,070 and $218,400 of compensation expense related to these grants during the thirteen weeks ended July 28, 2006 and July 29, 2005, respectively.
     The following table details the activity in the nonvested restricted stock awards for the thirteen weeks ended July 28, 2006 and July 29, 2005:

	For the Thirteen Weeks Ended
	July 28, 2006 (Unaudited)			July 29, 2005 (Unaudited)
		Wtd. Avg.			Wtd. Avg.
	Number of	Grant Date	Aggregate	Number of	Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value	Shares	Fair Value	Intrinsic Value
Outstanding – beginning of period	270,889	$36.10	$5,862,038	—	$—	$—
Granted	10,000	21.01	216,400	130,128	37.66	5,117,934
Vested	40,644	39.50	879,536	––	––	––
Forfeited	5,975	34.83	129,299	5,000	36.59	196,650
Outstanding – end of period	234,270	34.90	5,069,603	125,128	37.70	4,921,284
     Employee Stock Purchase Plan – Under our 1991 Employee Stock Purchase Plan of Cyberonics, Inc. (“Stock Purchase Plan”), 950,000 shares of our common stock (“Common Stock”) have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling 95 percent of the fair market value of our Common Stock on the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At July 28, 2006, 415,995 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.
     There were no significant modifications to any of the outstanding stock option grants, nonvested stock grants or the Stock Purchase Plan during the fiscal quarter ended July 28, 2006.
     The adoption of SFAS 123(R) on April 29, 2006 had the following effects on our operations and cash flows:

	For the Thirteen Weeks Ended July 28, 2006 (Unaudited)
	Without SFAS 123(R)	Effect of SFAS 123(R)	As Reported
Loss from operations	$(4,500,850)	$(3,908,420)	$(8,409,270)
Loss before income taxes	(4,605,315)	(3,908,420)	(8,513,735)
Net loss	(4,624,967)	(3,908,420)	(8,533,387)
Cash flow from operations	(1,203,851)	—	(1,203,851)
Cash flow from financing activities	4,493,506	—	4,493,506
Basic earnings per share	$(0.18)	$(0.16)	$(0.34)
Diluted earnings per share	$(0.18)	$(0.16)	$(0.34)
     The $3.9 million effect of the adoption of SFAS 123(R) is net of $0.3 million that would have been recorded under the intrinsic value method had we continued to apply APB 25 for stock-based compensation expenses.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair market value recognition provisions of SFAS 123 for the thirteen weeks ended July 29, 2005:

For the Thirteen Weeks Ended
July 29, 2005 As Restated
(Unaudited)
Net loss as reported	$(19,413,960)
Add: Stock-based employee compensation expense included in net loss, net of tax effects	771,290
Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects	(6,176,879)

Pro-forma net loss	$(24,819,549)
Loss per share:
Basic – as reported	$(0.78)
Basic – pro-forma	$(1.00)
Diluted – as reported	$(0.78)
Diluted – pro-forma	$(1.00)
Note 5. Inventories
     Inventories consist of the following:

	July 28, 2006	April 28, 2006
	(Unaudited)
Raw materials and components	$11,258,672	$10,709,541
Finished goods	5,218,110	4,960,028
Work-in-process	2,192,197	1,635,225

	$18,668,979	$17,304,794

Note 6. Line of Credit
     On January 13, 2006, we established a $40 million revolving line of credit. The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in the September 2005 debt offering. We agree to maintain a minimum liquidity defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million and provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of July 28, 2006, our available borrowing capacity was approximately $21.3 million with a loan balance of $5 million. Interest is payable at a base rate offered for loans in U.S. dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the agreed-upon minimum loan balance. The rates effective as of July 28, 2006 were a LIBOR rate of 5.40% and a base rate margin of 1.75% for a combined rate of 7.15%. The minimum loan balance is $2.5 million through May 31, 2006; $5 million through September 30, 2006; $7.5 million through January 31, 2007 and $10 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% — 1.0% of the outstanding loan balance and other usual and customary fees associated with this type of facility.
     As disclosed by us in a Current Report on Form 8-K filed on July 27, 2006, we were not able to file timely our 2006 Form 10-K for the year ended April 28, 2006 pending completion of a review by the Audit Committee of our Board regarding previous option grants and resolution of any disclosure and accounting issues arising from the results of the review, and we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that certain events will not constitute a default under the Credit Agreement prior to October 31, 2006. Such events include, among others, (1) our failure to file timely with the SEC our 2006 Form 10-K and our Form 10-Q for the fiscal quarter ended July 28, 2006, (“First Quarter Form 10-Q”) and (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports.

     As disclosed by us in a Notification of Late Filing on Form 12b-25 filed on September 1, 2006, we were not able to file our First Quarter Form 10-Q pending completion of the Audit Committee’s review of previous option grants and resolution of any disclosure and accounting issues arising from the results of the review. On October 31, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that certain events will not constitute a default under the Credit Agreement prior to December 31, 2006. Such events include, among other events, (1) our failure to file timely with the SEC our 2006 Form 10-K and our quarterly reports on Form 10-Q, including the First Quarter Form 10-Q; (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports and (3) our receipt of a Notice of Default from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture.
     On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events, (1) our failure to file timely with the SEC our 2006 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and our Form 10-Q for the fiscal quarter ended October 27, 2006 (“Second Quarter Form 10-Q”); (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports and (3) our receipt of a Notice of Default from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. This limitation will be removed when the following conditions are met: (1) we file the Second Quarter Form 10-Q and (2) the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred. As of December 31, 2006, loans aggregating $7.5 million in principal amount representing the minimum for which we must pay interest, were outstanding under the credit agreement. On February 1, 2007 we will be required to pay interest on the minimum loan balance of $10 million.
     If an event of default has occurred under the Indenture as discussed below, we would also be in default of the Credit Agreement.
Note 7. Accrued Liabilities:
     Accrued liabilities are as follows:

	July 28, 2006	April 28, 2006
	(Unaudited)
Payroll and other compensation	$6,378,675	$6,839,060
Professional services	2,215,676	680,683
Accrued interest	1,303,653	354,167
Tax accruals	1,048,910	963,426
Royalties	993,445	1,061,893
Clinical costs	762,689	529,582
Business insurance	29,021	862,387
Other	939,641	1,364,772

	$13,671,710	$12,655,970

Note 8. Warranties
     We offer warranties on our leads and generators for one to two years from the date of implant, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties. Provisions for warranty expenses are made based upon projected product warranty claims.
     Changes in our liability for product warranties during the thirteen weeks ended July 28, 2006 and July 29, 2005 are recorded under Accrued Liabilities and are as follows:

	For the Thirteen Weeks Ended
	July 28, 2006	July 29, 2005
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$46,991	$46,991
Warranty expense recognized	28,205	24,937
Warranty settled	(2,025)	(5,884)

Balance at the end of the period	$73,171	$66,044

Note 9. Convertible Notes
     On September 27, 2005, we issued $125 million of Notes. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our Common Stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Notes at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our Common Stock valued at a 5% discount from the market price of our Common Stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Notes, or in any combination of cash and shares of our Common Stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $9,993,200 and (2) the net cost of $13 million of Note and Common Stock warrants (“Warrants”), which transactions were designed to limit our exposure to potential dilution from conversion of the Notes. These transactions resulted in net cash proceeds of $98,257,000. The estimated fair value of the Notes was $110 million as of July 28, 2006. Market quotes obtained from brokers were used to estimate the fair value of this debt.
     On September 27, 2005, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with our issuance of the Notes. Under the Registration Rights Agreement, we were required to file a registration statement for the Notes and the shares into which the Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we have not been able to file the required registration statement. As a result of failing to file the registration statement on a timely basis, we are obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Notes for the period during which the failure continues. Such liquidated damages per year equal 0.25% of the principal amount of the outstanding Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 if the registration statement is not filed and effective during the first 180 days). The liquidated damages are accrued at the end of each accounting period and payable in arrears on each date on which interest payments are payable.
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
     We believe that neither a default nor an “event of default” have occurred under the Indenture. Section 9.6 of the Indenture requires us to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Form 10-Ks and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. Section 9.6 of the Indenture specifically requires us to deliver a copy of our 2006 Form 10-K within 15 days after the date it is filed with the SEC. This Indenture provision does not require us to file the 2006 Form 10-K by any particular date. We have furnished to the Trustee copies of our 2006 Form 10-K within 15 days after we filed such report with the SEC. We believe that this action complies fully with the Indenture.
     To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorney fees.
     On December 19, 2006, the Trustee served us with a copy of a summons and complaint in an action styled, Wells Fargo Bank, N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture. In January 2007, the Trustee voluntarily dismissed this lawsuit.
     If our interpretation of Section 9.6 of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture. If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. Until this matter is resolved, we have included these Notes as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and July 28, 2006.
Note 10. Convertible Note Hedge and Warrants
     On September 27, 2005, we issued $125 million of senior subordinated convertible notes due in 2012, purchased a hedge on the convertible notes (the “Note Hedge”) for $38.2 million which matures in September 2012 and sold Warrants for $25.2 million which mature in September 2012. The Notes are convertible into approximately three million shares of our Common Stock. We purchased the Note Hedge to enable the purchase of approximately three million shares of our Common Stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Notes subject to the bond offering. The Note Hedge and the Warrants are recorded in stockholders’ equity on the Consolidated Balance Sheet.
Note 11. Stockholders’ Equity
     Deferred Compensation. In June 2000, our Board granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and we recorded approximately $2.4 million in deferred compensation expense relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation was amortized to expense over the five-year vesting period of the options. The amortization of this deferred compensation expense was completed during the first quarter of fiscal year 2006. Therefore, no compensation expense was recognized for the thirteen weeks ended July 28, 2006. During the thirteen weeks ended July 29, 2005, compensation expense of approximately $79,000 was recognized.
     During the thirteen weeks ended July 28, 2006, our Board granted approximately 10,000 shares of restricted stock at market rates that vest over one or five years. No deferred compensation was recorded for the grant due to the adoption of SFAS 123(R) on April 29, 2006 (see Note 4 – Stock Incentive and Purchase Plan). During the

thirteen weeks ended July 29, 2005, our Board granted approximately 130,000 shares of restricted stock at market rates that vest over one or five years and recorded approximately $4.7 million in deferred compensation. During the thirteen weeks ended July 29, 2005, we recorded approximately $0.1 million deferred compensation expense.
     In compliance with the adoption of SFAS 123(R) as of April 29, 2006, the unamortized deferred compensation as of April 28, 2006 was reclassed to additional paid-in capital. Applicable expenses will be recognized on a straight line basis over the remaining vesting period.
Note 12. Comprehensive Income (Loss)
     We follow SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended July 28, 2006 and July 29, 2005 was $8,540,724 and $19,508,893, respectively.
Note 13. Income Taxes
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
     We estimate our effective tax rate for the thirteen weeks ended July 28, 2006 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carryforwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Note 14. Loss Per Share
     SFAS No. 128, “Earnings Per Share,” requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered Common Stock equivalents using the treasury stock method.
     The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Thirteen Weeks Ended
		July 29, 2005
	July 28, 2006	As Restated
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(8,533,387)	$(19,413,960)

Denominator:
Basic weighted average shares outstanding	25,314,450	24,829,661
Effect of dilutive securities	—	––

Diluted weighted average shares outstanding	$25,314,450	$24,829,661

Basic loss per share	$(0.34)	$(0.78)
Diluted loss per share	$(0.34)	$(0.78)
     Excluded from the computation of diluted EPS for the thirteen weeks ended July 28, 2006 and July 29, 2005, respectively, were outstanding options to purchase stock and unvested restricted stock of approximately 6.9 million and 7.5 million common shares, respectively, because to include them would have been anti-dilutive due to the net loss.

     We issued $125 million in Notes during the quarter ended October 28, 2005 and, in conjunction with the notes, purchased a Note Hedge and sold Warrants. The Notes are convertible into approximately three million shares of our Common Stock. Dilution is measured in accordance with the “if converted” method of SFAS No. 128, “Earnings Per Share,” which assumes conversion of the Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net operating losses, the Notes are anti-dilutive and are not included in the computation of diluted EPS. We purchased the Note Hedge to buy approximately three million shares of our Common Stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. We issued Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of SFAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the Common Stock.
Note 15. Litigation
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
     On August 18, 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding the VNS Device as a therapy for TRD. Lead plaintiffs allege that the defendants failed to disclose that certain individuals associated with the FDA had safety and efficacy concerns about the use of the VNS Device for the treatment of depression and questioned the adequacy of evidence of safety and effectiveness we presented to the FDA, that the defendants misrepresented the prospect for payer reimbursement for the VNS Device, that the defendants concealed executive compensation and governance issues, and that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired our securities during the period February 5, 2004 through August 1, 2006. The amended complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.
     On October 2, 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss on October 23, 2006, and the defendants filed a reply to the opposition on November 6, 2006. On October 31, 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. On November 28, 2006, the court issued an order compelling republication of notice and staying the proceeding pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. On December 18, 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff within 60 days. We intend to vigorously defend this lawsuit; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.
Governmental Investigations of Options Granting Practices
     On June 9, 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants. On June 26, 2006, we received a subpoena from the Office of the United States Attorney for the Southern District of New York requesting documents related to our stock option grants’ practices and procedures. On October 23, 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by Blue Cross and Blue Shield of Alabama and Aetna and aging of our accounts receivable since January 1, 2003. We are cooperating with the SEC staff and the U.S. Attorney’s Office. Our Board directed the Audit Committee to conduct an independent investigation of our stock option grants, practices and procedures, including compliance with GAAP and all applicable statutes, rules and regulations, and the Audit Committee retained independent counsel to assist it in completing that review.
     The Audit Committee, with the assistance of its independent counsel and their forensic accountants, has completed its review of our stock option grants, practices and procedures. The Audit Committee concluded that incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 through 2003. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, our Board concluded on November 18, 2006, that we needed to restate certain of our historical consolidated financial statements to record non-cash charges for compensation expense relating to past stock option grants. The effects of these restatements are reflected in the consolidated financial statements, including unaudited quarterly data. None of the restatements had any impact on net cash provided by (used in) operating activities. For additional information see “Note 2. Stock-Based Compensation Restatement.”

  NASDAQ Delisting Notice
     On July 13, 2006, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing our inability to file timely our 2006 Form 10-K without unreasonable effort or expense. Pursuant to that filing, the deadline for us to file our 2006 Form 10-K was extended to July 27, 2006. On July 27, 2006, we filed a Current Report on Form 8-K indicating that we were unable to file our 2006 Form 10-K with the SEC by July 27, 2006 because we required additional time to complete our previously announced review being conducted by the Audit Committee of our Board regarding option grants and to resolve any disclosure and accounting issues that may arise from the results of the review.
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
     On September 8, 2006, we received a second Staff Determination Letter indicating that we also failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our First Quarter Form 10-Q and that our securities were, therefore, subject to delisting from The NASDAQ Global Market.
     On September 14, 2006, the NASDAQ Panel conducted a hearing to review the NASDAQ Staff’s Determination Letter.
     On November 6, 2006, we received a letter from the NASDAQ Panel informing us that the NASDAQ Panel has determined to grant our request for continued listing on The NASDAQ Stock Market subject to two conditions: (1) on or before November 17, 2006, we must submit additional information to NASDAQ and (2) on or before December 31, 2006, we must file with the SEC our 2006 Form 10-K and our First Quarter Form 10-Q and any required restatements of our prior financial statements. On November 17, 2006, we submitted the requested additional information to NASDAQ. On December 13, 2006, we received a third Staff Determination Letter from NASDAQ. This third Staff Determination Letter indicated that we also failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our Second Quarter Form 10-Q and that our securities are, therefore, subject to delisting from The NASDAQ Global Market. This third letter advises us to present our views with respect to this additional deficiency to the NASDAQ Panel in writing no later than December 20, 2006.
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
     Our 2006 Form 10-K was filed on January 5, 2007.
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
     On November 18, 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the derivative claims raised in these lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders. Our Board appointed as Chairman of the SLC, Hugh M. Morrison, an independent Board member who was appointed to our Board on November 9, 2006. On December 18, 2006, we moved to stay all proceedings in the federal and state derivative lawsuits pending the completion of the SLC process.
  Indenture Default Litigation
     In connection with our issuance of Notes for $125 million, we entered into the Indenture with the Trustee. See “Note 9. Convertible Notes” for additional information regarding the Indenture.
     On July 31, 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Notes, as a result of our failure (1) to timely file with the SEC this Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we have breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorney fees. We are also a defendant in an action styled Wells Fargo Bank, N.A. v. Cyberonics, Inc. No. 06-CV-15272, pending in the United States District Court of the Southern District of New York, alleging that we have breached the indenture. In January 2007, the Trustee voluntarily dismissed this lawsuit. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
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
Note 16. Use of Accounting Estimates
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
Note 17. New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an Amendment to ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”) an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
     In December 2004, the FASB issued SFAS 123 (R). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” We have adopted SFAS 123(R) starting on April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. Cyberonics recognized compensation expense of approximately $3.9 million during the thirteen weeks ended July 28, 2006 due to the adoption of SFAS 123(R).
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
     In June 2006, the FASB issued FAS Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this interpretation is required for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact that the adoption of FIN 48 may have on our consolidated operating results or financial position.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective with fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the implementation of SFAS 157 may have on our consolidated results and financial position.
     In December 2006, FASB issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have in our consolidated results of operations and financial position.
Note 18. Reclassifications
     Certain reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation.

Note 19. Subsequent Events
  Governmental Investigation of Options Granting Practices and Other Matters
     The staff of the SEC commenced an informal inquiry of some of our stock option grants and certain other matters. The U.S. Attorney served us with a subpoena for documents related to our stock option grants. For a description of these SEC inquiries and related matters, see “Note 15. Litigation — Governmental Investigations of Options Granting Practices.”
  NASDAQ Delisting Notice
     We have received three Staff Determination Letters from the NASDAQ staff informing us that our stock is subject to delisting from The NASDAQ Global Market because we have not timely filed our 2006 Form 10-K, our First Quarterly Form 10-Q, and our Second Quarterly Form 10-Q. For a detailed discussion of these letters and the circumstances surrounding their receipt, see “Note 15. Litigation — NASDAQ Delisting Notice.”
  Stockholder Derivative Litigation
     We are a nominal defendant in six stockholder derivative lawsuits pending in federal and state court in Texas. For a detailed discussion of these lawsuits, see “Note 15. Litigation — Stockholder Derivative Litigation.”
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
     To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorneys fees.
     On December 19, 2006, the Trustee served us with a copy of a summons and complaint in an action styled, Wells Fargo Bank, N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture. In January 2007, the Trustee voluntarily dismissed this lawsuit.

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
  Excise Tax Remediation Under Internal Revenue Code Section 409A
     Section 409A of the IRC imposes an excise tax on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the Common Stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004, and any grants that vest after December 31, 2004 and are exercised on or before December 31, 2005 are exempt from the excise tax. The proposed regulations under section 409A permit us to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. As to Section 16 officers, the adjustment must be implemented by December 31, 2006. As to non-Section 16 officers, the adjustment must be implemented by December 31, 2007.
     As discussed in “Note 15. Litigation — Governmental Investigations of Options Granting Practices,” the Audit Committee recently concluded that incorrect measurement dates were used for certain of our stock option grants. Unless the exercise price for certain of these grants is adjusted to the fair market value on the date of the grant, the grantees will be subject to an excise tax under IRC Section 409A. In December 2006, we entered into agreements with four current and former Section 16 officers, not including members of the Board, Robert P. Cummins, former Chief Executive Officer, President and Chairman of the Board or Pamela B. Westbrook, former Chief Financial Officer, agreeing to make payments commencing in January 2008 in consideration of the officers’ agreement to amend their affected stock option agreements to adjust the exercise price to the fair market value on the date of the grant. At the same time, we also entered into agreements with Ms. Westbrook and five current members of the Board amending their affected stock option agreements, without any payment from us, to adjust the exercise price to the fair market value on the date of the grant.
     Our Board of Directors is considering a similar plan to offer a payment to each affected current and former employee. If approved, we intend to implement the plan during the remainder of fiscal year 2007.
  Departure of Directors or Certain Officers
     On November 17, 2006, Mr. Cummins resigned from all positions with us and our Board. In connection with Mr. Cummins’ resignation, we entered into a Resignation Agreement, dated November 17, 2006, with Mr. Cummins (the “Cummins Resignation Agreement”). The Cummins Resignation Agreement provided for the payment of approximately $1.7 million in cash within five days, the issuance of 75,000 unregistered shares of our Common Stock to Mr. Cummins, the acceleration of vesting for outstanding options and restricted stock grants and the payment of certain benefits. The Cummins Resignation Agreement also provided for the payment to Mr. Cummins of an amount equal to the cash value of 75,000 shares of our Common Stock within one week of the filing of the 2006 Form 10-K and for the payment of cash for certain tax payments that will be incurred by Mr. Cummins as provided in paragraph 6(f) of his employment agreement. We have fulfilled the terms of this agreement.
     On November 19, 2006, Ms. Westbrook resigned from all positions with us. In connection with Ms. Westbrook’s resignation, we entered into a Resignation Agreement, dated November 19, 2006, with Ms. Westbrook (the “Westbrook Resignation Agreement”). The Westbrook Resignation Agreement provided for the payment of $300,000 in cash to Ms. Westbrook within five days and the acceleration and vesting of any stock options and restricted stock that would have vested within the next 12 months if Ms. Westbrook had remained employed by us. Also on November 19, 2006, we entered into a consulting agreement with Ms. Westbrook (the “Westbrook Consulting Agreement”). The Westbrook Consulting Agreement provides that Ms. Westbrook will advise us with respect to financial matters, including the preparation and filing of our 2006 Form 10-K and the First Quarter Form 10-Q and the Second Quarter Form 10-Q. We agreed to pay Ms. Westbrook $1,200 per day for these services.
  Stock Repurchase Program
     In May 2006, our Board authorized the repurchase of up to three million shares of our Common Stock in amounts, and at time and prices to be determined and approved by the Board of Directors. No repurchases of our Common Stock have been made under the stock repurchase program.

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
     For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in this section and to the section entitled “Factors Affecting Future Operating Results,” included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (our “2006 Form 10-K”). Readers are encouraged to refer to our 2006 Form 10-K for a further discussion of our business and its risks and opportunities.
Business Overview
     We are neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, vagus nerve stimulation (“VNS”) for the treatment of epilepsy, treatment-resistant depression (“TRD”) and other debilitating neurological, psychiatric diseases and other disorders. FDA approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, Europe, South America, Africa, India, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. FDA also approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Union countries and Canada approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.
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
     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through July 28, 2006, we incurred an accumulated deficit of approximately $216 million. We anticipate increasing investments in post-approval clinical studies in epilepsy and depression.
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
     Stock Options. Effective April 29, 2006, we have adopted SFAS No. 123 (revised 2004) “Share Based Payment” (“FAS 123(R)”) using the Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R), we anticipate recognizing non-cash share-based compensation expense of approximately $20 million during fiscal year 2007 excluding the potential impact associated with the resignation of certain former officers and employees. This estimate is affected by assumptions regarding a number of complex and subjective variables. These assumptions include and are not limited to the use of implied volatility, the segregation of employees in groups taking in consideration their post-vesting exercise patterns, termination behavior and other parameters. Stock-based compensation expense for the thirteen weeks ended July 28, 2006 increased cost of goods sold by $0.1 million, sales, general and administrative expenses by $3.7 million and research and development expenses by $1.0 million.
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

Results of Operations
  Net Sales
     U.S. net sales of $29.6 million for the thirteen weeks ended July 28, 2006 increased by $5.9 million, or 25%, as compared to the thirteen weeks ended July 29, 2005, primarily the result of an increase in unit sales volumes and sales price increases. U.S. unit sales volume increased by 22% and average system prices increased by 2%, largely resulting from changes in product mix and sales price increases.
     International sales of $4.1 million for the thirteen weeks ended July 28, 2006 represented a $0.8 million, or 25%, increase when compared to the same period of the previous fiscal year. Such increase was due to an increase in unit sales volume of 17% and an increase in average system prices of 7%, which in turn was largely due to a favorable currency impact and changes in country and product mix.
  Gross Profit
     Gross profit margin for the thirteen weeks ended July 28, 2006 was 88.7%, representing an increase of 272 basis points over the same period of the previous fiscal year. Increases in sales volume and higher average selling prices resulted in an increase of approximately 297 basis points. The adoption of SFAS 123(R) on April 29, 2006, on the other hand, increased cost of sales by approximately $0.1 million, or 25 basis points. The total compensation expense included in cost of goods sold related to SFAS 123(R) was approximately $0.3 million.
     Cost of sales consists primarily of direct labor, stock compensation expense, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates and the levels of production volume.
  Operating Expenses
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses of $31.4 million for the thirteen weeks ended July 28, 2006 represented a decrease of $5 million, or 14%, as compared to the thirteen weeks ended July 29, 2005. The decrease in expenses is largely due to decreases in sales and marketing costs. The decrease in expenses was offset by increases in compensation costs of $3.1 million associated with stock-based compensation expense recorded upon the adoption of SFAS 123(R) on April 29, 2006 and by legal and accounting fees of $1.7 million associated with the informal SEC review of our stock option granting procedures.
     Research and Development (“R&D”) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to the thirteen weeks ended July 29, 2005, R&D expenses of $7.0 million represented a $0.5 million, or 8% increase, for the thirteen weeks ended July 28, 2006 due to expanded clinical activities, additional compensation costs of $0.9 million associated with stock-based compensation expense recorded upon the adoption of SFAS 123(R) and ongoing product development activities partially offset by decreases in regulatory activities. We do not anticipate significant investments in new indications development programs through fiscal year 2007.
  Interest Income and Expense
     Interest income for the thirteen weeks ended July 28, 2006 of $1.2 million represented a $0.8 million, or 185% increase as compared to the same period of the previous fiscal year, such increase being a result of higher invested cash balances earning higher interest rates. Interest expense for the thirteen weeks ended July 28, 2006 of $1.4 million represented a $1.3 million, or 1,347% increase as compared to the same period of the previous fiscal year. The increase in interest expense was due to the convertible debt issued in September 2005, partially offset by reductions in interest expense on capital leases for manufacturing equipment.

  Other Income, Net
     Other income, net of $0.1 million for the thirteen weeks ended July 28, 2006, represented an increase of $0.2 million, or 147% as compared to a loss of $0.1 million over the same period during the previous fiscal year. It primarily includes income related to the amortization of the over-allotment provision applicable to the 2005 bond offering and transaction gains and losses associated with the impact of changes in foreign currency exchange rates.
  Income Taxes
     We estimate our effective tax rate for the thirteen weeks ended July 28, 2006 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the IRC. Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Liquidity and Capital Resources
  Overview
     We generated a net loss of $8.5 million for the thirteen weeks ended July 28, 2006, as compared to a net loss of $19.4 million for the thirteen weeks ended July 29, 2005. The decrease in the consolidated net loss is a result of (1) higher gross profit due to higher sales and higher gross margins and (2) lower operating expenses due to lower sales and marketing expenses as our depression launch expenses decreased, partially offset by non-cash charges applicable to the adoption of SFAS 123(R) during fiscal year 2007. As a result, cash used in operating activities was $1.2 million or a reduction of $18.3 million as compared to cash used during the same period of the previous fiscal year. Net cash increased by $2.6 million during the thirteen weeks ended July 28, 2006, as compared to a decrease of $12 million during the same period of the previous fiscal year.
  Cash Flows
     Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 28, 2006 and July 29, 2005 were as follows:

	Thirteen Weeks Ended
	July 28, 2006	July 29, 2005
		As Restated
Operating activities	$(1,203,851)	$(19,453,585)
Investing activities	(605,552)	5,192,419
Financing activities	4,493,506	2,423,036
  Operating Activities
     Net cash used in operating activities during the thirteen weeks ended July 28, 2006 was $1.2 million as compared to net cash used in operating activities of $19.5 million during the same period of the previous fiscal year. The primary reason for the decrease in cash used in operating activities is a reduction in our sales and marketing expenses related to the depression launch, partially offset by higher legal and accounting fees of $1.7 million applicable to the stock options investigation.
  Investing Activities
     Net cash provided by (used) in investing activities during the thirteen weeks ended July 28, 2006 was
     ($0.6) million compared to proceeds of $5.2 million during the same period of the previous fiscal year. For the thirteen weeks ended July 28, 2006, investing activities included purchases of property and equipment of $0.6 million, as compared to prior year, which included $6.3 million in proceeds on the sale of short-term marketable securities, partially offset by $1.1 million used in the purchase of fixed assets.
  Financing Activities
     Net cash provided by financing activities during the thirteen weeks ended July 28, 2006 was $4.5 million as compared to $2.4 million during the same period of the previous fiscal year. The primary reason for the increase in cash provided by financing activities is additional borrowings of $2.5 million against the Line of Credit Facility.
Debt Instruments and Related Covenants
  Line of Credit
     On January 13, 2006, we established a $40 million revolving line of credit (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders (“Lenders”) who are party thereto. The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in our Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million, and to provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of July 28, 2006 our available borrowing capacity was approximately $21.3 million with a loan balance of $5.0 million. As discussed more fully in “Note 6. Line of Credit,” we have been unable to timely file our 2006 Form 10-K for the fifty-two weeks ended April 28, 2006, (“2006 Form 10-K”), our Form 10-Q for the thirteen weeks ended July 28, 2006 (“First Quarter Form 10-Q”) and our Form 10-Q for the twenty-six weeks ended October 27, 2006, (“Second Quarter Form 10-Q”).
     On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that the certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events (1) we failed to file timely with the SEC our 2007 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and the Second Quarter Form 10-Q (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports and (3) our receipt of a notice of default and demand from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. This limitation will be removed when the following conditions are met: (1) we file the Second Quarter Form 10-Q and (2) the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred. On February 1, 2007, we will be required to pay interest on the minimum loan balance of $10 million.
     If an event of default has occurred under the Indenture as discussed below, we would also be in default of the Credit Agreement.
  Convertible Notes
     On September 27, 2005, we issued the $125 million of Senior Subordinated Convertible Notes due 2012 (“Notes”). Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our Common Stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity.
     On July 31, 2006, we received the Notice of Default and Demand Letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture, between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC our Form 10-K by July 12, 2006 and (2) to deliver a copy of our 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received the Notice of Acceleration and Demand Letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. As such, although the Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and July 28, 2006. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A, as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorney fees. We are also a defendant in an action styled Wells Fargo Bank N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture. In January 2007, the Trustee voluntarily dismissed this lawsuit. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
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
Contractual Obligations
     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $0.8 million as of July 28, 2006. Although we have no firm commitments, we expect to make capital expenditures of approximately $6.9 million during fiscal year 2007, primarily to expand organizational capacity and to enhance business infrastructure and facilities.
     The table below reflects our current obligations under our material contractual obligations.

					Total
			Operating		Contractual
	Line of Credit(1)	Notes Issuance(2)	Leases(3)	Other(4)	Obligations
Contractual obligations:
Less Than One Year	$10,752,570	$128,750,000	$1,668,948	$577,062	$141,748,580
1-3 Years	1,255,833	—	6,046,867	19,611	7,322,311
3-5 Years	—	—	2,811,922	—	2,811,922
Over 5 Years	—	—	—	—	—

Total Contractual Obligations	$12,008,403	$128,750,000	$10,527,737	$596,673	$151,882,813

(1)	Consists of $10 million minimum loan balance requirement and related interest. See “Note 6. Line of Credit” of the Notes to the Consolidated Financial Statements for further discussion of the Line of Credit.

(2)	Consists of principal and interest obligations related to the Notes issuance presented as if the Notes were to become due and payable within twelve months from the issuance of this quarterly report. Although the Notes mature in 2012, we have classified them as current due to our receipt of the Notice of Default from the Trustee.

(3)	Consists of operating lease obligations related to facilities and office equipment.

(4)	Reflects amounts we expect to expend in connection with sales, marketing and training events and debt applicable to acquisition of computer hardware and software.
     We believe our current financial and capital resources will be adequate to fund anticipated business activities through fiscal 2008, although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true. Our current assumptions include our ability to either prevail in our assertions on the terms of the Indenture of the Notes or negotiate terms which include principal maturity of greater than 24 months. If, within the short-term, we are unable to prevail or satisfactorily resolve the dispute surrounding the terms of the Indenture, we may not be able to maintain our operations as a going concern. Our projections of the future TRD markets for VNS Therapy will be significantly impacted by the timing and outcome of pending reimbursement decisions for depression by major payors. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Factors Affecting Future Operating Results” in our 2006 Form 10-K.
Impact of New Accounting Pronouncements
     See Note 17 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.
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
     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the thirteen weeks ended July 28, 2006 would have been favorable by approximately $0.3 million or 3.6%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the thirteen weeks ended July 28, 2006 would have been unfavorable by approximately $0.3 million or 3.5%.
     Our Notes are sensitive to fluctuations in the price of our Common Stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At January 25, 2007, a 10% change in the price of our Common Stock could have resulted in a decrease of approximately $4.0 million on the net fair value of our Notes.
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

     As previously discussed in our 2006 Form 10-K, a material weakness related to accounting for and disclosure of stock-based compensation was reported. Based on the previously discussed material weakness and the evaluation of internal controls over financial reporting, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 28, 2006 because of the material weakness.
     In November 2006, as a result of the independent investigation of our stock option grants, practices and procedures, we implemented actions to enhance our processes and procedures relating to stock option plan administration and accounting for and disclosure of stock option grants.
Changes in Internal Control Over Financial Reporting
     We implemented new Human Resources and Payroll Systems as of May and June 2006, respectively. There have been no other changes in our internal control over financial reporting during the quarter ended July 28, 2006 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
     The exhibits marked with the asterisk symbol (*) are filed with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit			SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
10.1	Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1

10.2†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Michael Cheney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.30

10.3†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.38

10.4†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.42

10.5†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Richard L. Rudolph	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.52

10.6†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.56

10.7†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.58

10.8†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.64

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.

BY:	/s/ JOHN A. RICCARDI

John A. Riccardi
Interim Chief Financial Officer
(Principal Financial Officer)
Date: January 26, 2007

INDEX TO EXHIBITS
Exhibits
     The exhibits marked with the asterisk symbol (*) are filed with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit			SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
10.1	Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1

10.2†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Michael Cheney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.30

10.3†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.38

10.4†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.42

10.5†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Richard L. Rudolph	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.52

10.6†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.56

10.7†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.58

10.8†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.64

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002