Form 10-Q
period 2006-10-27
CYBERONICS INC
filed 2007-02-09
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
     Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At January 26, 2007
Common Stock — $0.01 par value	25,710,137

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 27, 2006	April 28, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93,982,619	$92,355,071
Restricted cash	1,000,000	1,000,000
Accounts receivable, net	20,093,631	21,341,942
Inventories	19,170,243	17,304,794
Other current assets	2,187,301	5,274,133

Total Current Assets	136,433,794	137,275,940
Property and equipment, net	9,209,805	10,322,289
Other assets	4,417,952	4,702,055

Total Assets	$150,061,551	$152,300,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Line of credit	$7,500,000	$2,500,000
Accounts payable	5,265,960	5,190,385
Accrued liabilities	15,705,657	12,655,970
Convertible notes	125,000,000	125,000,000
Other	518,661	1,175,606

Total Current Liabilities	153,990,278	146,521,961

Long-Term Liabilities:
Other	1,284,162	1,148,457

Total Long-Term Liabilities	1,284.162	1,148,457

Total Liabilities	155,274,440	147,670,418
Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	––
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 25,937,387 issued and 25,636,387 outstanding at October 27, 2006 and 25,781,349 shares issued and 25,480,349 outstanding at April 28, 2006, respectively	259,374	257,813
Additional paid-in capital	246,702,959	244,648,193
Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	(38,200,000)	(38,200,000)
Deferred compensation	––	(9,167,093)
Treasury stock, 301,000 common shares, at cost	(9,993,200)	(9,993,200)
Accumulated other comprehensive loss	(688,783)	(649,698)
Accumulated deficit	(228,493,239)	(207,466,149)

Total Stockholders’ Equity (Deficit)	(5,212,889)	4,629,866

Total Liabilities and Stockholders’ Equity (Deficit)	$150,061,551	$152,300,284

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
		October 28, 2005		October 28, 2005
	October 27, 2006	As Restated	October 27, 2006	As Restated
Net sales	$34,140,796	$29,070,298	$67,872,316	$56,089,757
Cost of sales	3,803,946	3,806,528	7,605,274	7,587,750

Gross Profit	30,336,850	25,263,770	60,267,042	48,502,007
Operating Expenses:
Selling, general and administrative	35,618,714	38,593,690	67,004,619	74,971,494
Research and development	6,974,403	7,548,440	13,927,960	13,973,772

Total Operating Expenses	42,593,117	46,142,130	80,932,579	88,945,266

Loss From Operations	(12,256,267)	(20,878,360)	(20,665,537)	(40,443,259)

Interest income	1,240,760	616,221	2,418,718	1,029,019
Interest expense	(1,444,318)	(487,758)	(2,795,941)	(581,165)
Other income, net	7,056	234,869	76,256	86,405

Loss before income taxes	(12,452,769)	(20,515,028)	(20,966,504)	(39,909,000)
Income tax expense	40,934	36,184	60,586	56,172

Net Loss	$(12,493,703)	$(20,551,212)	$(21,027,090)	$(39,965,172)

Basic loss per share	$(0.49)	$(0.82)	$(0.83)	$(1.61)
Diluted loss per share	$(0.49)	$(0.82)	$(0.83)	$(1.61)

Shares used in computing basic loss per share	25,418,018	25,063,925	25,366,234	24,881,729
Shares used in computing diluted loss per share	25,418,018	25,063,925	25,366,234	24,881,729

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
		October 28, 2005
	October 27, 2006	As Restated
Cash Flow From Operating Activities:
Net loss	$(21,027,090)	$(39,965,172)
Non-cash items included in net loss:
Depreciation and amortization	1,879,445	1,618,515
(Gain) loss on disposal of assets	11,773	(14,625)
Unrealized loss in foreign currency transactions	67,016	8,411
Stock-based compensation	9,202,635	164,446
Amortization of financing costs	390,970	57,744
Other non-cash items	47,659	(251,054)
Changes in operating assets and liabilities:
Accounts receivable, net	1,345,568	(4,017,021)
Inventories	(1,437,140)	(6,323,303)
Other current assets	3,016,306	1,597,759
Other assets, net	120,146	(108,970)
Accounts payable and accrued liabilities	2,213,534	7,997,667
Other	(156,706)	(263,527)

Net cash used in operating activities	(4,325,884)	(39,499,130)

Cash Flow From Investing Activities:
Proceeds from sale of short-term marketable securities	—	22,800,000
Purchases of property and equipment	(801,220)	(2,505,576)

Net cash provided by (used in) investing activities	(801,220)	20,294,424

Cash Flow From Financing Activities:
Increase (decrease) in borrowing against line of credit	5,000,000	(3,000,000)
Payments on financing obligations	(129,212)	(63,044)
Proceeds from issuance of convertible notes, net of issuance costs	––	120,713,386
Additional costs related to convertible notes	(3,557)	––
Purchase of convertible note hedge	––	(38,200,000)
Proceeds from sale of common stock warrants	––	25,200,000
Proceeds from issuance of common stock	2,065,020	4,811,385
Purchase of treasury stock	––	(9,993,200)

Net cash provided by financing activities	6,932,251	99,468,527

Effect of exchange rate changes on cash and cash equivalents	(177,599)	(25,622)

Net increase in cash and cash equivalents	1,627,548	80,238,199
Cash and cash equivalents at beginning of period	92,355,071	38,675,892

Cash and cash equivalents at end of period	$93,982,619	$118,914,091

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,329,637	$190,413
Cash paid for income taxes	$40,629	$36,512
Supplemental Disclosure of Non-Cash Activity:
Financed purchases of capital assets with notes payable	$—	$495,508
See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 27, 2006
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended October 27, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 27, 2007. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 28, 2006 (“2006 Form 10-K”).
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
     We initiated our own internal investigation into these matters. On June 26, 2006, our Board of Directors (our “Board”) designated the Audit Committee, which consists entirely of independent directors, to undertake a review of our stock option grants and related practices, procedures and accounting during the period 1993 through the conclusion of this investigation. The Audit Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by counsel. The Audit Committee concluded that certain stock options granted principally during the period 1998 to 2003 were not accounted for correctly in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) applicable at the time the grants were issued. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, on November 18, 2006, our Board concluded that the errors were material and that we needed to restate our historical financial statements to record non-cash charges for compensation expense relating to past stock option grants made during the fiscal years 1994 through 2006. We restated the Consolidated Financial Statements and applicable disclosures for the fiscal years ended April 30, 2004 and April 29, 2005, as well as the applicable quarters for 2005 and 2006 fiscal years. The financial impact of the restatement in the Consolidated Financial Statements for the thirteen and twenty-six weeks ended October 28, 2005 was a decrease in non-cash compensation expenses of approximately $1.5 million and $0.9 million, respectively. Please refer to our 2006 Form 10-K for additional details on the restatement and a more detailed representation of the restatement by fiscal period including quarterly periods. The information included in our 2006 Form 10-K for the quarterly periods, includes detailed quarterly consolidated balance sheets for the fiscal years ended April 28, 2006 and April 29, 2005 and consolidated quarterly statements of operations for the quarterly periods for the fiscal years ended April 28, 2006 and April 29, 2005 which disclose the impact of the restatement on a line-by-line basis.
Note 3. Going Concern
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $228.0 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, legal expenses, manufacturing start-up costs and systems infrastructure.

     For the fiscal years ended April 28, 2006 and April 29, 2005 we have had net losses of $59.0 million and $19.0 million, respectively. To fund our operations, in fiscal 2006, we incurred additional indebtedness through the issuance of $125.0 million of senior subordinated convertible notes (“Notes”) and the establishment of a $40.0 million line of credit (“Line of Credit”).
     On July 31, 2006, we received a notice of default and demand letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. We believe that neither a default nor an “event of default” has occurred under the Indenture. However, if an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and as of October 27, 2006. In addition, if an event of default has occurred under the Indenture, we would also be in default of our credit agreement for the line of credit dated January 13, 2006 (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to renegotiate the terms of the indenture or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     As of October 27, 2006, we have reserved an aggregate of 14,850,000 shares of our common stock (“Common Stock”), for issuance pursuant to our 1988 Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, The New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the “Stock Option Plans”). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to eight years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options and restricted stock, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirteen and twenty-six weeks ended October 27, 2006, we have granted approximately 30,000 and 154,000 options, respectively, issued at fair market value at a weighted average exercise price per share of approximately $17.20 and $22.83, respectively. In compliance with the provisions of our Stock Option Plans, stock option grant prices are equal to the closing price of our stock on the last trading day prior to the grant date. Stock option fair values are calculated using the closing stock price on the day of grant. Stock options to purchase approximately 6.6 million shares at a weighted average exercise price of $19.96 per share were outstanding as of October 27, 2006.

     Amounts recognized in the consolidated financial statements for share-based compensation are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
		October 28, 2005		October 28, 2005
	October 27, 2006	As Restated	October 27, 2006	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total cost of share-based payment plans during the period	$4,577,263	$(606,844)	$9,636,982	$164,446
Amounts capitalized in inventory and fixed assets during the period	(258,641)	––	(553,379)	––
Amounts recognized in operations for amounts previously capitalized in inventory and fixed assets	72,629	—	119,032	––

Amounts charged against operations, before income tax benefit	$4,391,251	$(606,844)	$9,202,635	$164,446

Amount of related income tax benefit recognized	$––	$––	$––	$––

     There is no income tax benefit recognized due to the deferred tax valuation allowance. The non-cash charges applicable to share-based compensation for the thirteen and twenty-six weeks ended October 27, 2006 increased cost of goods sold by $0.1 million and $0.2 million, respectively, sales, general and administrative expenses by $3.3 million and $7.0 million, respectively, and research and development by $1.0 million and $2.0 million, respectively.
     Stock options –The following table summarizes information regarding total stock option activity for the thirteen weeks ended October 27, 2006 and October 28, 2005:

	For the Thirteen Weeks Ended
	October 27, 2006 (Unaudited)					October 28, 2005 As Restated (Unaudited)
				Wtd. Avg.					Wtd. Avg.
		Wtd. Avg.	Wtd. Avg.	Remaining			Wtd. Avg.	Wtd. Avg.	Remaining
	Number of	Exercise	Fair Market	Contractual	Aggregate	Number of	Exercise	Fair Market	Contractual	Aggregate
Options	Shares	Price	Value	Term	Intrinsic Value	Shares	Price	Value	Term	Intrinsic Value
Outstanding – beginning of period	6,627,083	$20.10	$15.44		$13,688,457	7,302,729	$19.56	$15.19		$87,606,500
Granted	30,000	17.20	8.87		32,868	214,750	35.72	26.71		63,300
Exercised	131	16.46	12.74		667	182,718	13.10	9.84		4,662,124
Forfeited	72,957	27.70	19.21		30,947	13,501	24.35	17.21		124,471
Expired	19,773	32.80	24.51		387	216	21.43	16.17		2,537

Outstanding – end of period	6,564,222	19.96	15.34	4.90	13,689,798	7,321,044	20.18	15.66	4.92	84,374,595
Fully Vested and Exercisable – end of period	4,591,326	17.47	13.64	3.95	12,339,782	4,044,149	16.24	12.69	4.07	58,133,597
Expected to vest – end of period	1,749,978	26.20	19.57	8.24	1,061,751	2,842,549	25.58	19.67	8.41	20,203,546

     Stock options –The following table summarizes information regarding total stock option activity for the twenty-six weeks ended October 27, 2006 and October 28, 2005:

	For the Twenty-Six Weeks Ended
	October 27, 2006 (Unaudited)					October 28, 2005 As Restated (Unaudited)
				Wtd. Avg.					Wtd. Avg.
		Wtd. Avg.	Wtd. Avg.	Remaining			Wtd. Avg.	Wtd. Avg.	Remaining
	Number of	Exercise	Fair Market	Contractual	Aggregate	Number of	Exercise	Fair Market	Contractual	Aggregate
Options	Shares	Price	Value	Term	Intrinsic Value	Shares	Price	Value	Term	Intrinsic Value
Outstanding – beginning of period	6,839,578	$20.11	$15.56		$14,572,085	6,923,046	$17.87	$13.99		$90,120,219
Granted	154,000	22.83	11.37		32,868	782,500	38.45	28.76		63,300
Exercised	148,248	13.25	10.39		1,581,484	291,448	13.74	11.00		7,586,737
Forfeited	195,097	26.83	19.51		168,180	92,838	21.75	16.36		931,427
Expired	86,011	33.03	24.91		8,657	216	21.43	16.17		2,537

Outstanding – end of period	6,564,222	19.96	15.34	4.90	13,689,798	7,321,044	20.18	15.66	4.92	84,374,595
Fully Vested and Exercisable – end of period	4,591,326	17.47	13.64	3.95	12,339,782	4,044,149	16.24	12.69	4.07	58,133,597
Expected to vest – end of period	1,749,978	26.20	19.57	8.24	1,061,751	2,842,549	25.58	19.67	8.41	20,203,546
     We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants and nonvested share grants and expense is recognized ratably over the vesting period. There are no post-vesting restrictions on the shares issued. This methodology takes into account variables such as implied volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of grant and the exercise options per group of employees.

     The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants for the thirteen and the twenty-six weeks ended October 27, 2006 and October 28, 2005:

Per FAS 123(R)
	For the Thirteen	For the Twenty-Six
	Weeks Ended	Weeks Ended
October 27, 2006 (Unaudited)
Dividend Yield	––	––
Risk-free interest rate – per grant date	4.51% – 4.96%	4.51% – 5.23%

Expected option term – in years per group of employees	5.12 – 5.49	5.12 – 5.69

Implied volatility at grant date	47.08% – 54.47%	45.29% – 54.47%
Discount for post-vesting restrictions	None	None

Option price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant

Grant price	Closing price on date of grant	Closing price on date of grant

Per APB 25 and Proforma Disclosure Requirements of SFAS 123
	For the Thirteen	For the Twenty-Six
	Weeks Ended	Weeks Ended
	October 28, 2005 As Restated (Unaudited)
Dividend Yield	––	––
Risk-free interest rate – rolling 12 months	3.82%	3.73%
Expected option term – in years for the Company as a whole	6.32	6.33
Historic Volatility at the end of each reporting period	84.95%	85.49%
Discount for post-vesting restrictions	None	None

Option price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant
Grant price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant

     Total compensation cost for the thirteen and twenty-six weeks ended October 27, 2006 for the stock options was approximately $3.9 million and $8.1 million, respectively. As of October 27, 2006, there was approximately $38.1 million of unrecognized compensation cost related to unvested stock options which are expected to vest over a weighted-average period of 3.24 years.
     During the thirteen and twenty-six weeks ended October 27, 2006 stock options with a fair market value of $4.0 million and $10.8 million vested, respectively. During the thirteen and twenty-six weeks ended October 28, 2005, stock options with a fair market value of $5.4 million and $10.5 million vested, respectively.
     Cash received from option exercises under all share-based payment arrangements for the thirteen and twenty-six weeks ended October 27, 2006 was approximately $2,000 and $2.1 million, respectively. Cash received from option exercises under share-based payment for the thirteen and twenty-six weeks ended October 28, 2005 was approximately $2.4 million and $4.8 million, respectively. We have realized no tax benefit for the tax deductions from option exercise of share-based payment arrangements and have not settled any equity instruments granted under share-based payment arrangements for cash.
     We have not repurchased common shares for the purpose of satisfying share-based compensation obligations. We issued new shares upon exercise of stock option grants.
     Restricted Stock, Restricted Stock Units and Other Share-Based Awards. We may grant restricted stock, restricted stock units or stock awards to certain employees and directors. The shares typically vest over a period of one to five years from the date of issue. In August 2005, we executed an employment agreement with Robert P. Cummins, former Chief Executive Officer (“CEO”), President and Chairman of the Board. This employment agreement provided that we will use our best efforts to issue additional restricted stock on the first and second anniversaries of its execution. Mr. Cummins’ employment agreement terminated with his resignation on November 17, 2006. Mr. Cummins’ resignation agreement is further discussed in “Note 19. Subsequent Events – Departure of Directors or Certain Officers.” Compensation expense related to the unissued shares was approximately $40,000 and $0.2 million, respectively, during the thirteen and twenty-six weeks ended October 27, 2006. Compensation expense of $0.3 million was recognized during the thirteen and twenty-six weeks ended October 28, 2005. As of October 27, 2006, none of the shares were vested, exercised, forfeited, canceled or retired.
     Nonvested restricted stock is issued to grantees on the date of the grant, entitling them to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. The fair market value of the restricted shares at grant date is amortized ratably over the requisite service period which is one to five years. As of October 27, 2006, our unamortized compensation expense for these grants totaled $5.2 million which is expected to be amortized over a weighted average period of 3.87 years. We recognized $0.4 million and $0.9 million of compensation expense related to these grants during the thirteen and twenty-six weeks ended October 27, 2006. We recognized $0.6 million and $0.8 million of compensation expense related to these grants during the thirteen and twenty-six weeks ended October 28, 2005.
     The following tables detail the activity in the nonvested restricted stock awards for the thirteen and twenty-six weeks ended October 27, 2006 and October 28, 2005:

	For the Thirteen Weeks Ended
	October 27, 2006 (Unaudited)			October 28, 2005 (Unaudited)
		Wtd. Avg.			Wtd. Avg.
	Number of	Grant Date	Aggregate	Number of	Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value	Shares	Fair Value	Intrinsic Value
Outstanding – beginning of period	234,270	$34.90	$4,200,461	125,128	$37.70	$3,807,645
Granted	—	––	––	100,000	37.83	3,043,000
Vested	20,000	37.83	358,600	––	––	––
Forfeited	––	––	––	––	––	––

Outstanding – end of period	214,270	34.62	3,841,861	225,128	37.76	6,850,645

	For the Twenty-Six Weeks Ended
	October 27, 2006 (Unaudited)			October 28, 2005 (Unaudited)
		Wtd. Avg.			Wtd. Avg.
	Number of	Grant Date	Aggregate	Number of	Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value	Shares	Fair Value	Intrinsic Value
Outstanding – beginning of period	270,889	$36.10	$4,857,040	—	$—	$—
Granted	10,000	21.01	179,300	230,128	37.73	7,002,795
Vested	60,644	38.95	1,087,347	––	––	––
Forfeited	5,975	34.83	107,132	5,000	36.59	152,150

Outstanding – end of period	214,270	34.62	3,841,861	225,128	37.76	6,850,645
     Employee Stock Purchase Plan – Under our 1991 Employee Stock Purchase Plan of Cyberonics, Inc. (“Stock Purchase Plan”), 950,000 shares of our Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 15 percent of their respective current compensation at a price equaling 95 percent of the fair market value of our Common Stock on the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At October 27, 2006, 415,995 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.
     After we failed to file our 2006 Form 10-K by July 27, 2006, our registration statements on Form S-8 for the Stock Purchase Plan and our stock option plans became ineffective, and since that date, we have been unable to issue stock under the plans. As a result of our inability to issue stock under the stock option plans, we amended the stock option agreements for certain grants that would otherwise have expired to extend the exercise or expiration period during the thirteen and twenty-six weeks ended October 27, 2006.
     The adoption of SFAS 123(R) on April 29, 2006 had the following effects on our operations and cash flows:

	For the Thirteen Weeks Ended October 27, 2006 (Unaudited)
	Without SFAS 123(R)	Effect of SFAS 123(R)	As Reported
Loss from operations	$(8,502,433)	$(3,753,834)	$(12,256,267)
Loss before income taxes	(8,698,935)	(3,753,834)	(12,452,769)
Net loss	(8,739,869)	(3,753,834)	(12,493,703)
Cash flow from operations	(3,122,033)	––	(3,122,033)
Cash flow from financing activities	2,438,745	—	2,438,745
Basic loss per share	$(0.34)	$(0.15)	$(0.49)
Diluted loss per share	$(0.34)	$(0.15)	$(0.49)

	For the Twenty-Six Weeks Ended October 27, 2006 (Unaudited)
	Without SFAS 123(R)	Effect of SFAS 123(R)	As Reported
Loss from operations	$(13,003,283)	$(7,662,254)	$(20,665,537)
Loss before income taxes	(13,304,250)	(7,662,254)	(20,966,504)
Net loss	(13,364,836)	(7,662,254)	(21,027,090)
Cash flow from operations	(4,325,884)	––	(4,325,884)
Cash flow from financing activities	6,932,251	––	6,932,251
Basic loss per share	$(0.53)	$(0.30)	$(0.83)
Diluted loss per share	$(0.53)	$(0.30)	$(0.83)
     For the thirteen and twenty-six weeks ended October 27, 2006, the $3.8 million and $7.7 million effect of the adoption of SFAS 123(R) is net of $0.2 million and $0.5 million, respectively, that would have been recorded under the intrinsic value method had we continued to apply APB Opinion No. 25 for stock-based compensation expenses.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair market value recognition provisions of SFAS No. 123 for the thirteen and twenty-six weeks ended October 28, 2005:

	For the Thirteen Weeks Ended	For the Twenty-Six Weeks Ended
	October 28, 2005 As Restated	October 28, 2005 As Restated
	(Unaudited)	(Unaudited)
Net loss as reported	$(20,551,212)	$(39,965,172)
Add: Stock-based employee compensation expense included in net loss, net of tax effects	(606,844)	164,446
Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects	(5,894,420)	(12,071,299)

Pro-forma net loss	$(27,052,476)	$(51,872,025)

Loss per share:
Basic – as reported	$(0.82)	$(1.61)
Basic – pro-forma	$(1.08)	$(2.08)
Diluted – as reported	$(0.82)	$(1.61)
Diluted – pro-forma	$(1.08)	$(2.08)
Note 5. Inventories
     Inventories consist of the following:

	October 27, 2006	April 28, 2006
	(Unaudited)
Raw materials and components	$9,818,937	$10,709,541
Finished goods	7,024,299	4,960,028
Work-in-process	2,327,007	1,635,225

	$19,170,243	$17,304,794

Note 6. Line of Credit
     On January 13, 2006, we established a $40.0 million revolving line of credit. The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in the September 2005 debt offering. We agree to maintain a minimum liquidity defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25.0 million and provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of October 27, 2006, our available borrowing capacity was approximately $22.0 million with a loan balance of $7.5 million. Interest is payable at a base rate offered for loans in U.S. dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the agreed-upon minimum loan balance. The rates effective as of October 27, 2006 were a LIBOR rate of 5.32% and a base rate margin of 1.75% for a combined rate of 7.07%. The minimum loan balance is $2.5 million through May 31, 2006; $5.0 million through September 30, 2006; $7.5 million through January 31, 2007 and $10.0 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% — 1.0% of the outstanding loan balance and other usual and customary fees associated with this type of facility.
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
     On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events, (1) our failure to file timely with the SEC our 2007 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and our Form 10-Q for the fiscal quarter ended October 27, 2006 (“Second Quarter Form 10-Q”); (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports and (3) our receipt of a Notice of Default from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. This limitation will be removed when the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred. As of December 31, 2006, loans aggregating $7.5 million in principal amount representing the minimum for which we must pay interest, were outstanding under the credit agreement. On February 1, 2007 we will be required to pay interest on the minimum loan balance of $10.0 million.
     If an event of default has occurred under the Indenture as discussed below, we would also be in default of the Credit Agreement.
Note 7. Accrued Liabilities:
     Accrued liabilities are as follows:

	October 27, 2006	April 28, 2006
	(Unaudited)
Payroll and other compensation	$6,764,567	$6,839,060
Professional services	3,805,190	680,683
Clinical costs	1,517,010	529,582
Tax accruals	1,114,162	963,426
Royalties	1,006,036	1,061,893
Other	1,498,692	2,581,326

	$15,705,657	$12,655,970

Note 8. Warranties
     We offer warranties on our leads and generators for one to two years from the date of implant, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties. Provisions for warranty expenses are made based upon projected product warranty claims.

     Changes in our liability for product warranties during the thirteen and twenty-six weeks ended October 27, 2006 and October 28, 2005 are recorded under Accrued Liabilities and are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$73,171	$66,044	$46,991	$46,991
Warranty expense recognized	(7,597)	1,641	20,608	26,577
Warranty settled	—	(2,037)	(2,025)	(7,920)

Balance at the end of the period	$65,574	$65,648	$65,574	$65,648

Note 9. Convertible Notes
     On September 27, 2005, we issued $125.0 million of Notes. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our Common Stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Notes at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our Common Stock valued at a 5% discount from the market price of our Common Stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Notes, or in any combination of cash and shares of our Common Stock. This offering provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of approximately $10.0 million and (2) the net cost of $13.0 million of Note and Common Stock warrants (“Warrants”), which transactions were designed to limit our exposure to potential dilution from conversion of the Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Notes was $107.0 million as of October 27, 2006. Market quotes obtained from brokers were used to estimate the fair value of this debt.
     On September 27, 2005, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with our issuance of the Notes. Under the Registration Rights Agreement, we were required to file a registration statement for the Notes and the shares into which the Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we have not been able to file the required registration statement. As a result of failing to file the registration statement on a timely basis, we are obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Notes for the period during which the failure continues. Such liquidated damages per year equal 0.25% of the principal amount of the outstanding Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 if the registration statement is not filed and effective during the first 180 days). The liquidated damages are accrued at the end of each accounting period and payable in arrears on each date on which interest payments are payable. As of October 27, 2006, $195,000 has been accrued in accrued liabilities and is included in the consolidated balance sheet.
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
     On December 19, 2006, the Trustee served us with a copy of a summons and complaint in an action styled Wells Fargo Bank, N.A. v. Cyberonics, Inc., No. 06-CV-15272 pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture. In January 2007, the Trustee voluntarily dismissed this lawsuit.
     If our interpretation of Section 9.6 of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture. If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. Until this matter is resolved, we have included these Notes as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and October 27, 2006.
Note 10. Convertible Note Hedge and Warrants
     On September 27, 2005, we issued $125.0 million of senior subordinated convertible notes due in 2012, purchased a hedge on the convertible notes (the “Note Hedge”) for $38.2 million which matures in September 2012 and sold Warrants for $25.2 million which mature in September 2012. The Notes are convertible into approximately three million shares of our Common Stock. We purchased the Note Hedge to enable the purchase of approximately three million shares of our Common Stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Notes subject to the bond offering. The Note Hedge and the Warrants are recorded in stockholders’ equity on the Consolidated Balance Sheets.
Note 11. Stockholders’ Equity (Deficit)
     Deferred Compensation. In June 2000, our Board granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and we recorded approximately $2.4 million in deferred compensation expense relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation was amortized to expense over the five-year vesting period of the options. The amortization of this deferred compensation expense was completed during the first quarter of fiscal year 2006. Therefore, no compensation expense related to these options was recognized for the thirteen or twenty-six weeks ended October 27, 2006. During the thirteen and twenty-six weeks ended October 28, 2005, compensation expense of approximately $0 and $79,000 related to these options was recognized, respectively.
     During the thirteen and twenty-six weeks ended October 27, 2006, our Board granted approximately zero and 10,000 shares of restricted stock at market rates that vest over one or five years. No deferred compensation was recorded for the grant due to the adoption of SFAS 123(R) on April 29, 2006 (see “Note 4 – Stock Incentive and Purchase Plan”). During the thirteen and twenty-six weeks ended October 28, 2005, our Board granted approximately 100,000 and 230,000 shares, respectively, of restricted stock at market rates that vest over one or five years and recorded approximately $3.6 million and $8.3 million, respectively, in deferred compensation. During the thirteen and twenty-six weeks ended October 28, 2005, we recorded approximately $0.6 million and $0.8 million deferred compensation expense, respectively.
     In compliance with the adoption of FAS 123(R) as of April 29, 2006, the unamortized deferred compensation as of April 28, 2006 was reclassified to additional paid-in capital. Applicable expenses will be recognized on a straight-line basis over the remaining vesting period.
Note 12. Comprehensive Loss
     We follow SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended October 27, 2006 and October 28, 2005 was ($12,545,451) and ($20,550,606), respectively. The comprehensive loss for the twenty-six weeks ended October 27, 2006 and October 28, 2005 was ($21,066,175) and ($40,059,499), respectively.
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
     We estimate our effective tax rate for the twenty-six weeks ended October 27, 2006 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carryforwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
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

     The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
		October 28, 2005		October 28, 2005
	October 27, 2006	As Restated	October 27, 2006	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(12,493,703)	$(20,551,212)	$(21,027,090)	$(39,965,172)

Denominator:
Basic weighted average shares outstanding	25,418,018	25,063,925	25,366,234	24,881,729
Effect of dilutive securities	––	––	––	––

Diluted weighted average shares outstanding	25,418,018	25,063,925	25,366,234	24,881,729

Basic loss per share	$(0.49)	$(0.82)	$(0.83)	$(1.61)
Diluted loss per share	$(0.49)	$(0.82)	$(0.83)	$(1.61)
     Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 27, 2006 and October 28, 2005 were outstanding options to purchase stock and unvested restricted stock of approximately 6.8 million and 7.5 million common shares, respectively, because to include them would have been anti-dilutive due to the net loss.
     We issued $125.0 million in Notes during the quarter ended October 28, 2005 and, in conjunction with the Notes, purchased a Note Hedge and sold Warrants. The Notes are convertible into approximately three million shares of our Common Stock. Dilution is measured in accordance with the “if converted” method of SFAS No. 128, “Earnings Per Share,” which assumes conversion of the Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net operating losses, the Notes are anti-dilutive and are not included in the computation of diluted EPS. We purchased the Note Hedge to buy approximately three million shares of our Common Stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. We issued Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of SFAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the Common Stock.
Note 15. Litigation
     We are named as a defendant in lawsuits or the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.
Senate Finance Committee Investigation
     In May 2005, we received a letter from the Senate Finance Committee (“SFC”) advising us that it was examining the manner in which the U.S. Food and Drug Administration (“FDA”) handled our PMA-Supplement for the use of Vagus Nerve Stimulation (“VNS”) Therapy to address treatment-resistant depression (“TRD”). Following our responses to the May letter, we received a second letter from the SFC in July 2005, to which we responded by providing the requested documents and information. In February 2006, the SFC published a Committee Staff Report entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report notes that a senior FDA official approved our VNS Therapy System for TRD despite the conclusion of more than 20 FDA scientists, medical officers and management staff who reviewed our application and that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in TRD. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for TRD and that the FDA has not ensured that the public has all of the accurate, science-based information regarding the VNS Therapy System for TRD it needs. The report does not accuse us of any misconduct and does not conclude that FDA violated any law, regulation or procedure by approving VNS Therapy for TRD; however, the report states that the SFC staff received a range of allegations regarding FDA and Cyberonics and that allegations other than those addressed in the report may be addressed at a later date. The report follows a year-long investigation conducted by the staff of the SFC, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information.
   Securities Class Action Lawsuit
     On June 17, 2005, a putative class action lawsuit was filed against us and certain of our officers and Robert P. Cummins, then Chairman and CEO, in the United States District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-02121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc., et al., Civil Action No. H:05-cv-2414 was filed on July 12, 2005. On July 28, 2005, the court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation, and entered a scheduling order. On September 28, 2005, the court appointed EFCAT, Inc., John E. and Cecelia Catogas, Blanca Rodriguez, and Mohamed Bakry as lead plaintiffs and also appointed lead plaintiffs’ counsel.
     The lead plaintiffs filed a consolidated amended complaint on November 30, 2005. The complaint generally alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding our VNS Therapy System device (the “VNS Device”) as a therapy for TRD. On January 30, 2006, the defendants filed a motion to dismiss the consolidated complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. On July 20, 2006, the district court granted our motion to dismiss the consolidated complaint, allowing the plaintiffs 30 days to file an amended complaint. The court found that the plaintiffs failed to meet their burden to plead a securities fraud claim with particularity, including failures to allege with particularity a material misstatement or omission, to allege facts sufficient to raise a strong inference of intent or severe recklessness, and to allege sufficiently the causal connection between the plaintiffs’ loss and the defendants’ actions. The court noted that “the deficiencies in Plaintiffs’ complaint might well extend beyond the point of cure,” but nonetheless granted plaintiffs the right to amend their complaint in light of the strong presumption of law favoring a right to amend.
     On August 18, 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding the VNS Device as a therapy for TRD. Lead plaintiffs allege that the defendants failed to disclose that certain individuals associated with the FDA had safety and efficacy concerns about the use of the VNS Device for the treatment of depression and questioned the adequacy of evidence of safety and effectiveness we presented to the FDA, that the defendants misrepresented the prospect for payer reimbursement for the VNS Device, that the defendants concealed executive compensation and governance issues and that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired our securities during the period February 5, 2004 through August 1, 2006. The amended complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.
     On October 2, 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss on October 23, 2006 and the defendants filed a reply to the opposition on November 6, 2006. On October 31, 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. On November 28, 2006, the court issued an order compelling republication of notice and staying the proceeding pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. On December 18, 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff within 60 days. We intend to vigorously defend this lawsuit; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.

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
     On July 31, 2006, we received a Staff Determination Letter from NASDAQ indicating that we failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our 2006 Form 10-K, and that our securities were, therefore, subject to delisting from The NASDAQ Global Market. On August 3, 2006, we requested a hearing before a NASDAQ Listing Qualifications Panel (“NASDAQ Panel”) to review the NASDAQ Staff’s Determination Letter. On August 4, 2006, we received formal notice from NASDAQ that the delisting action has been stayed pending a written decision from the NASDAQ Panel.
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
     On September 14, 2006, the NASDAQ Panel conducted a hearing to review the NASDAQ Staff’s Determination Letter.
     On November 6, 2006, we received a letter from the NASDAQ Panel informing us that the NASDAQ Panel has determined to grant our request for continued listing on The NASDAQ Stock Market subject to two conditions: (1) on or before November 17, 2006, we must submit additional information to NASDAQ and (2) on or before December 31, 2006, we must file with the SEC our 2006 Form 10-K and our First Quarter Form 10-Q and any required restatements of our prior financial statements. On November 17, 2006, we submitted the requested additional information to NASDAQ. On December 13, 2006, we received a third Staff Determination Letter from NASDAQ. This third Staff Determination Letter indicated that we also failed to comply with the filing requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the delay in filing our Second Quarter Form 10-Q and that our securities are, therefore, subject to delisting from The NASDAQ Global Market. This third letter advised us to present our views with respect to this additional deficiency to the NASDAQ Panel in writing no later than December 20, 2006.
     On December 19, 2006, we sent a letter to the NASDAQ Panel describing the current status of our efforts to regain compliance with the NASDAQ filing requirements and requesting an extension until January 27, 2007 to file our 2006 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q. On December 28, 2006, we received a letter from the NASDAQ Panel extending through January 29, 2007 our deadline for filing our delinquent SEC reports.
     Our 2006 Form 10-K was filed on January 5, 2007. Our First Quarter Form 10-Q was filed on January 26, 2007. On January 29, 2007, we received a letter from the NASDAQ Panel extending through March 1, 2007 our deadline for filing our Second Quarter Form 10-Q.
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
     We are also named as a nominal defendant in five stockholder derivative lawsuits brought on behalf of the Company in the District Court of Harris County, Texas, including Smith v. Cummins, pending in the 189th District Court, Adel v. Cummins, pending in the 234th District Court, McKeehan v. Cummins, pending in the 11th District Court, Nussbaum v. Cummins, pending in the 215th District Court, and Wunschel v. Cummins, pending in the 165th District Court. These cases collectively name as defendants each of the several current members of our Board, including Guy C. Jackson, Alan S. Olsen, Michael J. Strauss, M.D. and Reese Terry, Jr., several of our former directors, including Robert P. Cummins, Tony Coelho, Kevin S. Moore, Stanley H. Appel, M.D., Thomas A. Duerden and Ronald A. Matricaria and several of our current and former officers, including Pamela B. Westbrook, Michael A. Cheney, David S. Wise, Alan D. Totah, Richard P. Kuntz, Richard L. Rudolph, David F. Erinakes, Shawn P. Lunney and Rick L. Amos. They allege purported improprieties in our issuance of stock options and the accounting related to such issuances.
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
Note 17. New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an Amendment to ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”) an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.

     In December 2004, the FASB issued SFAS 123 (R). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” We have adopted SFAS 123(R) starting on April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. We recognized compensation expense of approximately $4.4 million and $9.2 million, respectively, during the thirteen and twenty-six weeks ended October 27, 2006 under the provisions of SFAS 123(R).
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
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
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. We are required to adopt SAB 108 in our annual financial statements covering the fiscal years ending after November 15, 2006. We are currently evaluating the impact that the adoption of SAB 108 may have on our consolidated results of operations and financial position.
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
     In December 2006, FASB issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have in our consolidated results of operations and financial position.
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
     We believe that neither a default nor an “event of default” has occurred under the Indenture. Section 9.6 of the Indenture requires us to deliver to the Trustee “within 15 days after it files them” with the SEC copies of all Forms 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Section 9.6 of the Indenture specifically requires us to deliver a copy of our 2006 Form 10-K within 15 days after the date it is filed with the SEC. This Indenture provision does not require us to file the 2006 Form 10-K by any particular date. We furnished to the Trustee copies of our 2006 Form 10-K within 15 days after we filed such report with the SEC. We believe that this action will comply fully with the Indenture.
     To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorney’s fees.
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
     As discussed in “Note 15. Litigation — Governmental Investigations of Options Granting Practices,” the Audit Committee recently concluded that incorrect measurement dates were used for certain of our stock option grants. Unless the exercise price for certain of these grants is adjusted to the fair market value on the date of the grant, the grantees will be subject to an excise tax under IRC Section 409A. In December 2006, we entered into agreements with four current and former Section 16 officers, not including members of the Board, Robert P. Cummins, former CEO, President and Chairman of the Board or Pamela B. Westbrook, former Chief Financial Officer, agreeing to make payments commencing in January 2008 in consideration of the officers’ agreement to amend their affected stock option agreements to adjust the exercise price to the fair market value on the date of the grant. At the same time, we also entered into agreements with Ms. Westbrook and five current and former members of the Board amending their affected stock option agreements, without any payment from us, to adjust the exercise price to the fair market value on the date of the grant.
     Our Board is considering a similar plan to offer a payment to each affected current and former employee. If approved, we intend to implement the plan during the remainder of fiscal year 2007.

   Departure of Directors or Certain Officers
     On November 17, 2006, Mr. Cummins resigned from all positions with us and our Board. In connection with Mr. Cummins’ resignation, we entered into a Resignation Agreement, dated November 17, 2006, with Mr. Cummins (the “Cummins Resignation Agreement”). The Cummins Resignation Agreement provided for the payment of approximately $1.7 million in cash within five days, the issuance of 75,000 unregistered shares of our Common Stock to Mr. Cummins, the acceleration of vesting for outstanding options and restricted stock grants and the payment of certain benefits. The Cummins Resignation Agreement also provided for the payment to Mr. Cummins of an amount equal to the cash value of 75,000 shares of our Common Stock within one week of the filing of the 2006 Form 10-K and for the payment of cash for certain tax payments that will be incurred by Mr. Cummins as provided in paragraph 6(f) of his employment agreement. We have fulfilled the terms of this agreement and as a result, we recorded approximately $8.9 million in additional expense during the thirteen weeks ended January 26, 2007.
     On November 19, 2006, Ms. Westbrook resigned from all positions with us. In connection with Ms. Westbrook’s resignation, we entered into a Resignation Agreement, dated November 19, 2006, with Ms. Westbrook (the “Westbrook Resignation Agreement”). The Westbrook Resignation Agreement provided for the payment of $300,000 in cash to Ms. Westbrook within five days and the acceleration and vesting of any stock options and restricted stock that would have vested within the next 12 months if Ms. Westbrook had remained employed by us. We have fulfilled the terms of this agreement and as a result, we recorded approximately $400,000 in additional expenses during the thirteen weeks ended January 26, 2007. Also on November 19, 2006, we entered into a consulting agreement with Ms. Westbrook (the “Westbrook Consulting Agreement”). The Westbrook Consulting Agreement provides that Ms. Westbrook will advise us with respect to financial matters, including the preparation and filing of our 2006 Form 10-K and the First Quarter Form 10-Q and the Second Quarter Form 10-Q. We agreed to pay Ms. Westbrook $1,200 per day for these services.
   Stock Repurchase Program
     In May 2006, our Board authorized the repurchase of up to three million shares of our Common Stock in amounts, and at times and prices to be determined and approved by the Board of Directors. No repurchases of our Common Stock have been made under the stock repurchase program.
     Centers for Medicare and Medicaid Services (“CMS”) National Coverage Determination for TRD
     In July 2006, we requested that CMS amend the existing national coverage policy for VNS Therapy to extend coverage for TRD. On February 5, 2007, CMS issued a preliminary non-coverage determination for VNS Therapy in the TRD indication, proposing that there is sufficient evidence to conclude that vagus nerve stimulation is not reasonable and necessary for TRD. This preliminary determination and any final non-coverage determination that may follow will adversely affect Medicare coverage for TRD with a resulting negative impact on our future operating results. The CMS non-coverage determination also may have a detrimental effect on potential and existing coverage by Medicaid and private payers.

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
     Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of epilepsy. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. Absent favorable national and regional coverage policies, we have been obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Our long-term growth is highly dependent upon progress in obtaining case-by-case approvals and favorable national and regional coverage policies in TRD. On February 5, 2007, the Centers for Medicare and Medicaid Services (“CMS”) declined our formal request for reconsideration of its existing coverage policy for VNS Therapy in TRD, instead issuing a preliminary national non-coverage determination. The preliminary CMS non-coverage determination is subject to a 30-day public comment period that will conclude on March 7, 2007
     Our clinical development program has included pilot and pivotal studies in using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent TRD in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s Disease, anxiety, chronic migraine headache, bulimia and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy and to determine which new indications might be considered for pivotal studies and, therefore, are an important component of our clinical research activities.
     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through October 27, 2006, we incurred an accumulated deficit of approximately $228 million. We anticipate increasing investments in post-approval clinical studies in epilepsy and depression.
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

     Accounts Receivable. We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically have been experienced by us would negatively affect operations when they become known.
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
     Stock Options. Effective April 29, 2006, we have adopted SFAS No. 123 (revised 2004) “Share Based Payment” (“FAS 123(R)”) using the Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under FAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of FAS 123(R), we anticipate recognizing non-cash share-based compensation expense of approximately $15 million during fiscal year 2007 excluding the potential impact associated with the resignation of certain former officers and employees. This estimate is affected by assumptions regarding a number of complex and subjective variables. These assumptions include and are not limited to the use of implied volatility, the segregation of employees in groups taking in consideration their post-vesting exercise patterns, termination behavior and other parameters. Stock-based compensation expense for the thirteen and twenty-six weeks ended October 27, 2006 increased cost of goods sold by $0.1 million and $0.2 million, respectively, sales, general and administrative expenses by $5.0 million and $8.1 million, respectively, and research and development expenses by $0.8 million and $1.7 million, respectively.
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
Results of Operations
   Net Sales
     U.S. net sales of $29.5 million for the thirteen weeks ended October 27, 2006 increased by $4.7 million, or 19%, as compared to the thirteen weeks ended October 28, 2005, primarily the result of an increase in unit sales volumes and sales price increases. U.S. unit sales volume increased by 17% and average system prices increased by 2%, largely resulting from changes in product mix and sales price increases. U.S. net sales of $59.1 million for the twenty-six weeks ended October 27, 2006 increased by $10.6 million, or 22%, as compared to the twenty-six weeks ended October 28, 2005, primarily the result of an increase in unit sales volumes and sales price increases. U.S. unit sales volume increased by 20% and average system prices increased by 2%, largely resulting from changes in product mix and sales price increases.
     International sales of $4.6 million for the thirteen weeks ended October 27, 2006 represented a $0.4 million, or 9%, increase when compared to the same period of the previous fiscal year. Such increase was due to an increase in unit sales volume of 2% and an increase in average system prices of 6%, which in turn was largely due to a favorable currency impact and changes in country and product mix. International sales of $8.7 million for the twenty-six weeks ended October 27, 2006 represented a $1.2 million, or 16%, increase when compared to the same period of the previous fiscal year. Such increase was due to an increase in unit sales volume of 9% and an increase in average system prices of 7%, which in turn was largely due to a favorable currency impact and changes in country and product mix.
   Gross Profit
     Gross profit margin for the thirteen weeks ended October 27, 2006 was 88.9%, representing an increase of 195 basis points over the same period of the previous fiscal year. Increases in sales volume and higher average selling prices resulted in an increase of approximately 230 basis points. The adoption of FAS 123(R) on April 29, 2006, on the other hand, increased cost of sales by approximately $0.1 million, or 35 basis points. The total compensation expense included in production cost related to FAS 123(R) was approximately $0.3 million. Gross profit margin for the twenty-six weeks ended October 27, 2006 was 88.8%, representing an increase of 232 basis points over the same period of the previous fiscal year. Increases in sales volume and higher average selling prices resulted in an increase of approximately 262 basis points. The adoption of FAS 123(R) on April 29, 2006, on the other hand, increased cost of sales by approximately $0.2 million, or 30 basis points. The total compensation expense included in production cost related to FAS 123(R) was approximately $0.6 million.
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
   Operating Expenses
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses of $35.6 million for the thirteen weeks ended October 27, 2006 represented a decrease of $3.0 million, or 8%, as compared to the thirteen weeks ended October 28, 2005. The decrease in expenses is primarily due to decreases in sales and marketing costs of approximately $12.1 million associated with the product launch in depression during the same period in fiscal year 2006. The decrease in expenses was partially offset by increases in compensation costs of $5.0 million associated with stock-based compensation expense recorded upon the adoption of FAS 123(R) on April 29, 2006 and by legal, accounting fees and other expenses of $5.5 million associated with the informal SEC review of our stock option granting procedures. SG&A expenses of $67.0 million for the twenty-six weeks ended October 27, 2006 represented a decrease of $8.0 million, or 11%, as compared to the twenty-six weeks ended October 28, 2005. The decrease in expenses is primarily due to decreases in sales and marketing costs of approximately $22.8 million associated with the product launch in depression during the same period in fiscal year 2006. The decrease in expenses was partially offset by increases in compensation costs of $8.1 million associated with stock-based compensation expense recorded upon the adoption of FAS 123(R) on April 29, 2006 and by legal, accounting fees and other expenses of $7.2 million associated with the informal SEC review of our stock option granting procedures.
     Research and Development (“R&D”) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to the thirteen weeks ended October 28, 2005, R&D expenses of $7.0 million represented a $0.6 million, or 8% decrease, for the thirteen weeks ended October 27, 2006 due to reduced regulatory and engineering activities, partially offset by expanded clinical activities and additional compensation costs of $0.8 million associated with stock-based compensation expense recorded upon the adoption of FAS 123(R). As compared to the twenty-six weeks ended October 28, 2005, R&D expenses of $14.0 million represented a $46,000, or 0.3% decrease, for the twenty-six weeks ended October 27, 2006 due to reduced engineering and regulatory activities, partially offset by expanded clinical activities and additional compensation costs of $1.7 million associated with stock-based compensation expense recorded upon the adoption of FAS 123(R) and ongoing product development activities partially offset by decreases in regulatory activities. We do not anticipate significant investments in new indications development programs through fiscal year 2007.
   Interest Income and Expense
     Interest income for the thirteen weeks ended October 27, 2006 of $1.2 million represented a $0.6 million, or 101% increase as compared to the same period of the previous fiscal year, such increase being a result of higher invested cash balances earning higher interest rates. Interest expense for the thirteen weeks ended October 27, 2006 of $1.4 million represented a $1.0 million, or 196% increase, as compared to the same period of the previous fiscal year. The increase in interest expense was due to the convertible Notes issued in September 2005. Interest income for the twenty-six weeks ended October 27, 2006 of $2.4 million represented a $1.4 million, or 135% increase, as compared to the same period of the previous fiscal year, such increase being a result of higher invested cash balances earning higher interest rates. Interest expense for the twenty-six weeks ended October 27, 2006 of $2.8 million represented a $2.2 million, or 381% increase, as compared to the same period of the previous fiscal year. The increase in interest expense was due to the convertible Notes issued in September 2005.
   Other Income, Net
     Other income, net of $7,000 for the thirteen weeks ended October 27, 2006, represented a decrease of $0.2 million, or 97% below the same period during the previous fiscal year. It primarily includes income related to the transaction gains and losses associated with the impact of changes in foreign currency exchange rates. Other income, net of $0.1 million for the twenty-six weeks ended October 27, 2006, represented an increase of $10,000, or 12% as compared to a loss of $0.1 million over the same period during the previous fiscal year. It primarily includes income related to the amortization of the over-allotment provision applicable to the 2005 bond offering and transaction gains and losses associated with the impact of changes in foreign currency exchange rates.
   Income Taxes
     We estimate our effective tax rate for the twenty-six weeks ended October 27, 2006 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the IRC. Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Liquidity and Capital Resources
   Overview
     We generated a net loss of $21.0 million for the twenty-six weeks ended October 27, 2006, as compared to a net loss of $40.0 million for the twenty-six weeks ended October 28, 2005. The decrease in the consolidated net loss is a result of (1) higher gross profit due to higher sales and higher gross margins and (2) lower operating expenses due to lower sales and marketing expenses as our depression launch expenses decreased, partially offset by non-cash charges applicable to the adoption of FAS 123(R). As a result, cash used in operating activities was $4.3 million or a reduction of $35.2 million as compared to cash used during the same period of the previous fiscal year. Net cash increased by $1.6 million during the twenty-six weeks ended October 27, 2006, as compared to an increase of $80.2 million during the same period of the previous fiscal year. The increase of $80.2 million during the same period in 2005 included $120.7 million in proceeds from the issuance of Notes.

Cash Flows
     Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 27, 2006 and October 28, 2005 were as follows:

	Twenty-Six Weeks Ended
		October 28, 2005
	October 27, 2006	As Restated
Operating activities	$(4,325,884)	$(39,499,130)
Investing activities	(801,220)	20,294,424
Financing activities	6,932,251	99,468,527
Operating Activities
     Net cash used in operating activities during the twenty-six weeks ended October 27, 2006 was $4.3 million as compared to net cash used in operating activities of $39.5 million during the same period of the previous fiscal year. The primary reason for the decrease in cash used in operating activities is a reduction in our sales and marketing expenses related to the depression launch, partially offset by higher legal, accounting fees and other expenses of $7.2 million applicable to the stock options investigation.
   Investing Activities
Net cash used in investing activities during the twenty-six weeks ended October 27, 2006 was ($0.8) million compared to net cash provided by proceeds of $20.3 million during the same period of the previous fiscal year. For the twenty-six weeks ended October 27, 2006, investing activities included purchases of property and equipment of $0.8 million, as compared to prior year, which included $22.8 million in proceeds on the sale of short-term marketable securities, partially offset by $2.5 million used in the purchase of fixed assets.
   Financing Activities
     Net cash provided by financing activities during the twenty-six weeks ended October 27, 2006 was $6.9 million as compared to $99.5 million during the same period of the previous fiscal year. The primary reason for the cash provided by financing activities is additional borrowings of $5 million against the Line of Credit facility. The $99.5 million proceeds during 2005 included $120.7 million in proceeds from the issuance of Notes, $25.2 million in proceeds from the sale of Warrants, $4.8 million proceeds from issuance of Common Stock, partially offset by $3.0 million payment of borrowings against the Line of Credit, $60,000 used in payment of financial obligations, $38.2 million used in the purchase of the Note Hedge and $10.0 million used in the purchase of treasury stock.
Debt Instruments and Related Covenants
   Line of Credit
     On January 13, 2006, we established a $40 million revolving line of credit (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders (“Lenders”) who are party thereto. The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in our Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million, and to provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of October 27, 2006 our available borrowing capacity was approximately $22.0 million with a loan balance of $7.5 million. As discussed more fully in “Note 6. Line of Credit,” we were not able to timely file our 2006 Form 10-K for the fifty-two weeks ended April 28, 2006, (“2006 Form 10-K”), our Form 10-Q for the thirteen weeks ended July 28, 2006 (“First Quarter Form 10-Q”) and our Form 10-Q for the twenty-six weeks ended October 27, 2006, (“Second Quarter Form 10-Q”).

     On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that the certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events (1) we failed to file timely with the SEC our 2007 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and the Second Quarter Form 10-Q, (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports and (3) our receipt of a notice of default and demand from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. This limitation will be removed when the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred. On February 1, 2007, we will be required to pay interest on the minimum loan balance of $10 million.
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
     On July 31, 2006, we received the Notice of Default and Demand Letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture, between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC our Form 10-K by July 12, 2006 and (2) to deliver a copy of our 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received the Notice of Acceleration and Demand Letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. As such, although the Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and October 27, 2006. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A, as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorney’s fees. We are also a defendant in an action styled Wells Fargo Bank N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture. In January 2007, the Trustee voluntarily dismissed this lawsuit. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
     If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness and we may be forced to seek protection under the Bankruptcy Code.

     If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain.
Contractual Obligations
     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $1.5 million as of October 27, 2006. Although we have no firm commitments, we expect to make capital expenditures of approximately $4.2 million during fiscal year 2007, primarily to expand organizational capacity and to enhance business infrastructure and facilities.
     The table below reflects our current obligations under our material contractual obligations.

					Total
			Operating		Contractual
	Line of Credit(1)	Notes Issuance(2)	Leases(3)	Other(4)	Obligations
Contractual obligations:
Less Than One Year	$10,794,896	$129,375,000	$1,045,727	$271,041	$141,486,664
1-3 Years	1,046,528	—	5,990,730	––	7,037,258
3-5 Years	—	—	2,742,791	—	2,742,791
Over 5 Years	—	—	—	—	—

Total Contractual Obligations	$11,841,424	$129,375,000	$9,779,248	$271,041	$151,266,713

(1)	Consists of $10 million minimum loan balance requirement and related interest. See “Note 6. Line of Credit” of the Notes to the Consolidated Financial Statements for further discussion of the Line of Credit.

(2)	Consists of principal and interest obligations related to the Notes issuance presented as if the Notes were to become due and payable within twelve months from the issuance of this quarterly report. Although the Notes mature in 2012, we have classified them as current due to our receipt of the Notice of Default from the Trustee.

(3)	Consists of operating lease obligations related to facilities and office equipment.

(4)	Reflects amounts we expect to expend in connection with sales, marketing and training events and debt applicable to acquisition of computer hardware and software.
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
Impact of New Accounting Pronouncements
     See “Note 17. New Accounting Pronouncements” of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.
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

     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the twenty-six weeks ended October 27, 2006 would have been favorable by approximately $0.3 million or 1.3%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the twenty-six weeks ended October 27, 2006 would have been unfavorable by approximately $0.3 million or 1.6%.
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
     As previously discussed in our 2006 Form 10-K, a material weakness related to accounting for and disclosure of stock-based compensation was reported. Based on the previously discussed material weakness and the evaluation of internal controls over financial reporting, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 27, 2006 because of the material weakness.
     In November 2006, as a result of the independent investigation of our stock option grants, practices and procedures, we implemented actions to enhance our processes and procedures relating to stock option plan administration and accounting for and disclosure of stock option grants.
   Changes in Internal Control Over Financial Reporting
     We implemented new Human Resources and Payroll Systems as of May and June 2006, respectively. There have been no changes in our internal control over financial reporting during the quarter ended October 27, 2006 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled, “Risk Factors” in our 2006 Form 10-K, as supplemented by the risk factors set forth below.
We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy or depression, which could cause our sales to be lower than expectations.
     Our product portfolio is limited to VNS Therapy Systems for two indications: (1) as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as a long-term adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. Market acceptance of the VNS Therapy System for these indications depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. On February 5, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a preliminary national non-coverage determination with respect to VNS Therapy for TRD. This preliminary determination and any final non-coverage determination that may follow will adversely affect Medicare coverage for TRD and may have a detrimental effect on potential and existing coverage by Medicaid and private payers. While the VNS Therapy System has been implanted in more than 42,000 patients, many physicians are still unfamiliar with this form of therapy. We believe that existing pharmacological therapies and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that will change physicians’ opinions or use of our product. We cannot assure you that we will receive broad reimbursement coverage or that our sales will increase. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, our consolidated financial position and results of operations.
We may be unable to obtain and maintain adequate third-party reimbursement on our product, which could have a significant negative impact on our future operating results.
     Our ability to commercialize the VNS Therapy System successfully depends in part on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received reimbursement coverage approval for the treatment of depression. On February 5, 2007, CMS issued a preliminary national non-coverage determination with respect to VNS Therapy for TRD. This preliminary determination and any final non-coverage determination that may follow will adversely affect Medicare coverage for TRD with a resulting negative impact on our future operating results. The CMS non-coverage determination also may have a detrimental effect on potential and existing coverage by Medicaid and private payers. In addition, periodic changes to reimbursement methodology for medical devices under the Medicare and Medicaid programs occur and may reduce the amounts available for reimbursement of medical devices. Such changes, as well as any future regulatory changes and the failure of the VNS Therapy System to continue to qualify for reimbursement under these programs, may have an adverse impact on our business. Healthcare, as one of the largest industries in the U.S., continues to attract substantial legislative interest and public attention. Congress and state legislatures are constantly reassessing the propriety of coverage for various health services and the payment level for such services. Certain reform proposals and other policy shifts, if enacted, could limit coverage for VNS Therapy or the reimbursement available for VNS Therapy from governmental agencies or third-party payers. Changes in Medicare, Medicaid and other programs, cost-containment initiatives by public and private payers, a failure to obtain substantial regional and national coverage policies for VNS Therapy in TRD, and proposals to limit payments and health care spending could have a significant negative impact on our future operating results.
ITEM 6. EXHIBITS
     The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit			SEC File or
Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference
10.1	Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1

10.2†	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.34

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.

BY:	/s/ JOHN A. RICCARDI

John A. Riccardi
Interim Chief Financial Officer
(Principal Financial Officer)
Date: February 9, 2007

INDEX TO EXHIBITS
Exhibits
     The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit			SEC File or
Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference
10.1	Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1

10.2†	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006	000-19806	10.34

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002