Form 10-Q
period 2007-01-26
CYBERONICS INC
filed 2007-03-07
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 26, 2007 or

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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock — $0.01 par value	Outstanding At February 23, 2007 25,783,609

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	January 26, 2007	April 28, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$84,152,862	$92,355,071
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowance of $428,672 and $234,478, respectively	18,929,968	21,341,942
Inventories	18,870,278	17,304,794
Other current assets	3,181,035	5,274,133

Total Current Assets	126,134,143	137,275,940
Property and equipment, net of accumulated depreciation of $18,670,632 and $17,232,820, respectively	8,676,347	10,322,289
Other assets	4,203,830	4,702,055

Total Assets	$139,014,320	$152,300,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Line of credit	$7,500,000	$2,500,000
Accounts payable	5,463,284	5,190,385
Accrued liabilities	16,666,754	12,655,970
Convertible notes	125,000,000	125,000,000
Other	578,589	1,175,606

Total Current Liabilities	155,208,627	146,521,961

Long-Term Liabilities:
Other	309,461	1,148,457

Total Long-Term Liabilities	309,461	1,148,457

Total Liabilities	155,518,088	147,670,418
Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 26,011,137 issued and 25,710,137 outstanding at January 26, 2007 and 25,781,349 shares issued and 25,480,349 outstanding at April 28, 2006, respectively	260,111	257,813
Additional paid-in capital	254,658,611	244,648,193
Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	(38,200,000)	(38,200,000)
Deferred compensation	—	(9,167,093)
Treasury stock, 301,000 common shares, at cost	(9,993,200)	(9,993,200)
Accumulated other comprehensive loss	(550,751)	(649,698)
Accumulated deficit	(247,878,539)	(207,466,149)

Total Stockholders’ Equity (Deficit)	(16,503,768)	4,629,866

Total Liabilities and Stockholders’ Equity (Deficit)	$139,014,320	$152,300,284

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
		January 27, 2006		January 27, 2006
	January 26, 2007	As Restated	January 26, 2007	As Restated
Net sales	$31,664,282	$31,304,205	$99,536,598	$87,393,962
Cost of sales	4,927,368	3,882,778	12,532,642	11,470,528

Gross Profit	26,736,914	27,421,427	87,003,956	75,923,434
Operating Expenses:
Selling, general and administrative	37,965,880	34,644,483	104,970,499	109,615,977
Research and development	7,431,792	7,600,284	21,359,752	21,574,056

Total Operating Expenses	45,397,672	42,244,767	126,330,251	131,190,033

Loss From Operations	(18,660,758)	(14,823,340)	(39,326,295)	(55,266,599)

Interest income	1,197,520	1,139,165	3,616,238	2,168,184
Interest expense	(1,564,336)	(1,150,418)	(4,360,277)	(1,731,583)
Other income (expense), net	(336,451)	4,651	(260,195)	91,056

Loss before income taxes	(19,364,025)	(14,829,942)	(40,330,529)	(54,738,942)
Income tax expense	21,275	1,800	81,861	57,972

Net Loss	$(19,385,300)	$(14,831,742)	$(40,412,390)	$(54,796,914)

Basic loss per share	$(0.76)	$(0.60)	$(1.59)	$(2.20)
Diluted loss per share	$(0.76)	$(0.60)	$(1.59)	$(2.20)

Shares used in computing basic loss per share	25,478,530	24,872,249	25,403,666	24,878,569
Shares used in computing diluted loss per share	25,478,530	24,872,249	25,403,666	24,878,569

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-Nine Weeks Ended
		January 27, 2006
	January 26, 2007	As Restated

Cash Flow From Operating Activities:
Net loss	$(40,412,390)	$(54,796,914)
Non-cash items included in net loss:
Depreciation and amortization	2,744,224	2,440,940
(Gain) loss on disposal of assets	43,054	(87,359)
Unrealized (gain) loss in foreign currency transactions	53,468	(38,347)
Stock-based compensation	16,435,325	716,423
Amortization of financing costs	586,304	223,846
Other non-cash items	174,573	(241,993)
Changes in operating assets and liabilities:
Accounts receivable, net	2,610,893	(3,761,320)
Inventories	(1,160,075)	(8,272,118)
Other current assets	1,996,554	(1,129,577)
Other assets, net	169,537	(349,817)
Accounts payable and accrued liabilities	3,073,328	6,473,485
Other	(149,144)	(264,556)

Net cash used in operating activities	(13,834,349)	(59,087,307)

Cash Flow From Investing Activities:
Proceeds from sale of short-term marketable securities	—	22,800,000
Purchases of property and equipment	(1,171,514)	(3,681,985)

Net cash provided by (used in) investing activities	(1,171,514)	19,118,015

Cash Flow From Financing Activities:
Increase (decrease) in borrowing against line of credit	5,000,000	(3,000,000)
Payments on capital lease obligations	—	(499,814)
Payments on financing obligations	(188,079)	(124,180)
Proceeds from issuance of convertible notes, net of issuance costs	—	120,704,515
Additional costs related to convertible notes	(3,557)	—
Purchase of convertible note hedge	—	(38,200,000)
Proceeds from sale of common stock warrants	—	25,200,000
Proceeds from issuance of common stock	2,065,020	6,661,301
Purchase of treasury stock	—	(9,993,200)

Net cash provided by financing activities	6,873,384	100,748,622

Effect of exchange rate changes on cash and cash equivalents	(69,730)	36,437

Net increase (decrease) in cash and cash equivalents	(8,202,209)	60,815,767
Cash and cash equivalents at beginning of period	92,355,071	38,675,892

Cash and cash equivalents at end of period	$84,152,862	$99,491,659

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,573,108	$229,631
Cash paid for income taxes	$67,339	$43,704

Supplemental Disclosure of Non-Cash Activity:
Financed purchases of capital assets with notes payable	$—	$497,698
See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 26, 2007
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended January 26, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 27, 2007. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 28, 2006 (“2006 Form 10-K”).
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
     We initiated our own internal investigation into these matters. On June 26, 2006, our Board of Directors (our “Board”) designated the Audit Committee, which consists entirely of independent directors, to undertake a review of our stock option grants and related practices, procedures and accounting during the period 1993 through the conclusion of this investigation. The Audit Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by counsel. The Audit Committee concluded that certain stock options granted principally during the period 1998 to 2003 were not accounted for correctly in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) applicable at the time the grants were issued. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, on November 18, 2006, our Board concluded that the errors were material and that we needed to restate our historical financial statements to record non-cash charges for compensation expense relating to past stock option grants made during the fiscal years 1994 through 2006. We restated the Consolidated Financial Statements and applicable disclosures for the fiscal years ended April 30, 2004 and April 29, 2005, as well as the applicable quarters for 2005 and 2006 fiscal years. The financial impact of the restatement in the Consolidated Financial Statements for the thirteen and thirty-nine weeks ended January 27, 2006 was a decrease in non-cash compensation expenses of approximately $0.2 million and an increase of $0.7 million, respectively. Please refer to our 2006 Form 10-K for additional details on the restatement and a more detailed representation of the restatement by fiscal period including quarterly periods. The information included in our 2006 Form 10-K for the quarterly periods, includes detailed quarterly consolidated balance sheets for the fiscal years ended April 28, 2006 and April 29, 2005 and consolidated quarterly statements of operations for the quarterly periods for the fiscal years ended April 28, 2006 and April 29, 2005 which disclose the impact of the restatement on a line-by-line basis.
Note 3. Going Concern
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $247.9 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, legal expenses, manufacturing start-up costs and systems infrastructure.

     For the fiscal years ended April 28, 2006 and April 29, 2005 we have had net losses of $59.0 million and $19.0 million, respectively. To fund our operations, in fiscal 2006, we incurred additional indebtedness through the issuance of $125.0 million of senior subordinated convertible notes (“Notes”) and the establishment of a $40.0 million line of credit (“Line of Credit”).
     On July 31, 2006, we received a notice of default and demand letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. We believe that neither a default nor an “event of default” has occurred under the Indenture. However, if an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and as of January 26, 2007. In addition, if an event of default has occurred under the Indenture, we would also be in default of our credit agreement for the line of credit dated January 13, 2006 (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to renegotiate the terms of the indenture or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 4. Stock Incentive and Purchase Plan
     Stock Options. We have adopted Statement of Financial Accounting Standards Board (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) effective April 29, 2006 using the Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under FAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. Prior to April 29, 2006, we adopted the disclosure-only provisions of FAS No. 123, “Accounting for Stock-Based Compensation” and FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Because of this election, we accounted for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations. The calculation of grant date fair market value requires judgment, as several of the factors used must be estimated, including stock price volatility and employee stock option exercise behavior.
     As of January 26, 2007, we have reserved an aggregate of 14,850,000 shares of our common stock (“Common Stock”), for issuance pursuant to our 1988 Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, The New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the “Stock Option Plans”). Options granted under the Stock Option Plans generally vest ratably over four or five years following their date of grant. The vesting of certain options occurs up to eight years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options and restricted stock, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the thirteen and thirty-nine weeks ended January 26, 2007, we have granted 2,250 and 156,250 options, respectively, issued at fair market value at a weighted average exercise price per share of approximately $19.00 and $22.78, respectively. In compliance with the provisions of our Stock Option Plans, stock option grant prices are equal to the closing price of our stock on the last trading day prior to the grant date. Stock option fair values are calculated using the closing stock price on the day of grant. Stock options to purchase approximately 6.4 million shares at a weighted average exercise price of $19.98 per share were outstanding as of January 26, 2007.

     Amounts recognized in the consolidated financial statements for share-based compensation are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 26,	January 27, 2006	January 26,	January 27, 2006
	2007	As Restated	2007	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total cost of share-based payment plans during the period	$7,218,430	$551,976	$16,855,413	$716,423
Amounts capitalized in inventory and fixed assets during the period	(197,872)	—	(751,251)	—
Amounts recognized in operations for amounts previously capitalized in inventory and fixed assets	212,131	—	331,163	—

Amounts charged against operations, before income tax benefit	$7,232,689	$551,976	$16,435,325	$716,423

Amount of related income tax benefit recognized	$—	$—	$—	$—

     There is no income tax benefit recognized due to the deferred tax valuation allowance. The non-cash charges applicable to share-based compensation for the thirteen and thirty-nine weeks ended January 26, 2007 increased cost of goods sold by $0.2 million and $0.4 million, respectively, sales, general and administrative expenses by $6.3 million and $13.3 million, respectively, which include $3.7 million and $3.7 million, respectively, applicable to the resignations of the CEO and CFO, and research and development by $0.7 million and $2.7 million, respectively.
     Stock options —The following table summarizes information regarding total stock option activity for the thirteen weeks ended January 26, 2007 and January 27, 2006:

	For the Thirteen Weeks Ended
	January 26, 2007 (Unaudited)					January 27, 2006 As Restated (Unaudited)
							Wtd. Avg.		Wtd. Avg.
		Wtd. Avg.	Wtd. Avg. Fair	Wtd. Avg. Remaining	Aggregate Intrinsic		Exercise	Wtd. Avg. Fair	Remaining	Aggregate Intrinsic
Options	Number of Shares	Exercise Price	Market Value	Contractual Term	Value	Number of Shares	Price	Market Value	Contractual Term	Value
Outstanding — beginning of period.	6,564,222	$19.96	$15.34		$22,741,066	7,321,044	$20.18	$15.66		$78,542,404
Granted	2,250	19.00	9.63		3,395	122,500	29.87	22.36		16,640
Exercised	—	—	—		—	72,542	12.08	9.96		1,422,490
Forfeited	92,329	25.96	19.47		114,822	64,968	33.25	25.04		262,806
Expired	29,126	18.05	18.51		248,410	660	27.57	19.65		4,455

Outstanding — end of period	6,445,017	19.98	15.01	4.45	20,070,142	7,305,374	20.31	15.75	4.75	77,028,916
Fully Vested and Exercisable — end of period	4,943,762	17.83	13.54	3.71	20,286,364	4,292,550	16.69	13.04	3.93	56,283,572
Expected to vest — end of period	1,292,743	27.42	20.35	7.97	1,443,686	2,595,522	26.06	19.99	8.31	16,347,526

     Stock options —The following table summarizes information regarding total stock option activity for the thirty-nine weeks ended January 26, 2007 and January 27, 2006:

	For the Thirty-Nine Weeks Ended
	January 26, 2007 (Unaudited)					January 27, 2006 As Restated (Unaudited)
							Wtd. Avg.		Wtd. Avg.
		Wtd. Avg.	Wtd. Avg. Fair	Wtd. Avg. Remaining	Aggregate Intrinsic		Exercise	Wtd. Avg. Fair	Remaining	Aggregate Intrinsic
Options	Number of Shares	Exercise Price	Market Value	Contractual Term	Value	Number of Shares	Price	Market Value	Contractual Term	Value
Outstanding — beginning of period	6,839,578	$20.11	$15.56		$23,982,682	6,923,046	$17.87	$13.99		$84,004,090
Granted	156,250	22.78	11.34		98,877	905,000	37.29	27.89		34,720
Exercised	148,248	13.25	10.39		1,581,484	363,990	13.41	10.79		9,009,228
Forfeited	294,801	26.36	19.54		397,678	157,806	26.48	19.93		1,132,575
Expired	107,762	29.93	23.86		253,822	876	26.06	18.79		6,834

Outstanding — end of period	6,445,017	19.98	15.01	4.45	22,070,142	7,305,374	20.31	15.75	4.75	77,028,916
Fully Vested and Exercisable — end of period	4,943,762	17.83	13.54	3.71	20,286,364	4,292,550	16.69	13.04	3.93	56,283,572
Expected to vest — end of period	1,292,743	27.42	20.35	7.97	1,443,686	2,595,522	26.06	19.99	8.31	16,347,526
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

     The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants for the thirteen and the thirty-nine weeks ended January 26, 2007 and January 27, 2006:

Per FAS 123(R)
	For the Thirteen	For the Thirty-Nine
	Weeks Ended	Weeks Ended
Janaury 26, 2007 (Unaudited)

Dividend Yield	—	—

Risk-free interest rate — per grant date	4.60% — 5.10%	4.51% — 5.23%

Expected option term — in years per group of employees	4.98 — 6.96	4.98 — 6.96

Implied volatility at grant date	32.10% — 54.14%	32.10% — 54.47%

Discount for post-vesting restrictions	None	None

Option price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant

Grant price	Closing price on date of grant	Closing price on date of grant

Per APB 25 and Proforma Disclosure Requirements of FAS 123
	For the Thirteen	For the Thirty-Nine
	Weeks Ended	Weeks Ended
	January 27, 2006 As Restated (Unaudited)

Dividend Yield	—	—

Risk-free interest rate — rolling 12 months	4.05%	3.77%

Expected option term — in years for the Company as a whole	6.37	6.33

Historic Volatility at the end of each reporting period	84.29%	85.33%

Discount for post-vesting restrictions	None	None

Option price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant

Grant price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant

     Total compensation cost for the thirteen and thirty-nine weeks ended January 26, 2007 for the stock options was approximately $4.4 million and $12.9 million, respectively. As of January 26, 2007, there was approximately $29.8 million of unrecognized compensation cost related to unvested stock options which are expected to vest over a weighted-average period of 2.97 years.
     During the thirteen and thirty-nine weeks ended January 26, 2007, stock options with a fair market value of $8.9 million and $19.7 million vested, respectively. During the thirteen and thirty-nine weeks ended January 27, 2006, stock options with a fair market value of $5.4 million and $15.9 million vested, respectively.
     Cash received from option exercises under all share-based payment arrangements for the thirteen and thirty-nine weeks ended January 26, 2007 was $0.0 and approximately $2.1 million, respectively. Cash received from option exercises under share-based payment arrangements for the thirteen and thirty-nine weeks ended January 27, 2006 was approximately $1.8 million and $6.7 million, respectively. We have realized no tax benefit for the tax deductions from option exercises of share-based payment arrangements and have not settled any equity instruments granted under share-based payment arrangements for cash.
     We have not repurchased common shares for the purpose of satisfying share-based compensation obligations. We issued new shares upon exercise of stock option grants.
     Restricted Stock, Restricted Stock Units and Other Share-Based Awards. We may grant restricted stock, restricted stock units or stock awards to certain employees and directors. The shares typically vest over a period of one to five years from the date of issue. In August 2005, we executed an employment agreement with Robert P. Cummins, former Chief Executive Officer (“CEO”), President and Chairman of the Board. This employment agreement provided that we will use our best efforts to issue additional restricted stock on the first and second anniversaries of its execution. Mr. Cummins’ employment agreement terminated with his resignation on November 17, 2006, resulting in the reversal of $1.0 million liability that had been previously recognized for the above restricted stock. Mr. Cummins’ resignation agreement is further discussed in “Note 19. — Departure of Certain Officers and Directors.”
     Nonvested restricted stock is issued to grantees on the date of the grant, entitling them to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. The fair market value of the restricted shares at grant date is amortized ratably over the requisite service period which is one to five years. As of January 26, 2007, our unamortized compensation expense for these grants totaled $2.8 million which is expected to be amortized over a weighted average period of 3.72 years. We recognized $1.9 million and $2.7 million of compensation expense related to these grants which include the impact of Mr. Cummins’ resignation agreement during the thirteen and thirty-nine weeks ended January 26, 2007. We recognized $0.6 million and $0.7 million of compensation expense related to these grants during the thirteen and thirty-nine weeks ended January 27, 2006, respectively.
     The following tables detail the activity in the nonvested restricted stock awards for the thirteen and thirty-nine weeks ended January 26, 2007 and January 27, 2006:

	For the Thirteen Weeks Ended
	January 26, 2007 (Unaudited)			January 27, 2006 (Unaudited)
		Wtd. Avg.			Wtd. Avg.
	Number of	Grant Date	Aggregate	Number of	Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value	Shares	Fair Value	Intrinsic Value
Outstanding — beginning of period	214,270	$34.62	$4,343,253	225,128	$37.76	$6,639,025
Granted	10,000	20.27	202,700	—	—	—
Vested	81,000	37.81	1,641,870	—	—	—
Forfeited	16,250	35.98	329,388	—	—	—

Outstanding — end of period	127,020	31.28	2,574,695	225,128	37.76	6,639,025

	For the Thirty-Nine Weeks Ended
	January 26, 2007 (Unaudited)			January 27, 2006 (Unaudited)
		Wtd. Avg.			Wtd. Avg.
	Number of	Grant Date	Aggregate	Number of	Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value	Shares	Fair Value	Intrinsic Value
Outstanding — beginning of period	270,889	$36.10	$5,490,920	—	$—	$—
Granted	20,000	20.64	405,400	230,128	37.73	6,786,475
Vested	141,644	38.30	2,871,124	—	—	—
Forfeited	22,225	35.67	4,505,001	5,000	36.59	147,450

Outstanding — end of period	127,020	31.28	2,574,695	225,128	37.76	6,639,025
     Employee Stock Purchase Plan — Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our Common Stock on the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At January 26, 2007, 415,995 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.
     After we failed to file our 2006 Form 10-K by July 27, 2006, our registration statements on Form S-8 for the Stock Purchase Plan and our Stock Option Plans became ineffective, and between July 27, 2006 and February 9, 2007, we were unable to issue stock under the plans. As a result of our inability to issue stock under the Stock Option Plans, we amended the stock option agreements for certain grants that would otherwise have expired to extend the exercise or expiration period during the thirteen and thirty-nine weeks ended January 26, 2007. This modification impacted approximately 3,000 and 142,000 options, respectively, that were issued to four and 18 ex-employees, respectively and 45,000 options issued to five active employees and resulted in compensation expense of approximately $3,000 and $120,000, respectively, for the thirteen and thirty-nine weeks ended January 26, 2007 and derivative expense of approximately $118,000 and $147,000, respectively.
     Section 409A of the Internal Revenue Code (“IRC”) imposes an excise tax on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the Common Stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004, and any grants that vest after December 31, 2004 and are exercised on or before December 31, 2005 are exempt from the excise tax. The proposed regulations under section 409A permit a grantee to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. As to Section 16 officers, the adjustment was required to be implemented by December 31, 2006. As to non-Section 16 officers, the adjustment must be implemented by December 31, 2007.
     As discussed in “Note 15. Litigation — Governmental Investigations of Options Granting Practices,” the Audit Committee recently concluded that incorrect measurement dates were used for certain of our stock option grants. Unless the exercise price for certain of these grants is adjusted to the fair market value on the date of the grant, the grantees will be subject to an excise tax under IRC Section 409A. In December 2006, we entered into agreements with four current and former Section 16 officers, not including members of the Board, Robert P. Cummins, former CEO, President and Chairman of the Board or Pamela B. Westbrook, former Chief Financial Officer (“CFO”), agreeing to make payments commencing in January 2008 in consideration of the officers’ agreement to amend their affected stock option agreements to adjust the exercise price to the fair market value on the date of the grant. At the same time, we also entered into agreements with Ms. Westbrook and five current and former members of our Board amending their affected stock option agreements, without any payment from us, to adjust the exercise price to the fair market value on the date of the grant.

     During December 2006, we entered into agreements with ten Section 16 officers to correct the exercise price on options representing approximately 186,000 shares impacted by Section 409A of the IRC. The cost associated with the remediation applicable to the grants impacted by Section 409A of the IRC will be approximately $0.5 million, of which we recognized the vested portion that represents approximately $0.4 million during the thirteen and thirty-nine weeks ended January 26, 2007.
     On November 17, 2006 Mr. Robert Cummins resigned his position as Chairman of the Board, President and CEO. His resignation agreement provided for the acceleration of all outstanding non-vested restricted stock and stock options. Due to these provisions, we accelerated the vesting of 80,000 non-vested restricted stock and approximately 172,000 stock options and recognized additional expenses in the amount of approximately $2.7 million during the thirteen and thirty-nine weeks ended January 26, 2007. In addition, we recognized expenses in the amount of $1.9 million applicable to the issuance of 75,000 unregistered shares that vested immediately.
     On November 19, 2006 Ms. Pamela Westbrook resigned her position as CFO. Her resignation agreement provided for the acceleration of stock options and non-vested restricted stock that would have vested within the twelve months following her date of resignation. Due to these provisions, we accelerated the vesting of 1,000 non-vested restricted stock and approximately 11,000 stock options and recognized additional expenses in the amount of approximately $0.1 million for the thirteen and thirty-nine weeks ended January 26, 2007.
     The adoption of FAS 123(R) on April 29, 2006 had the following effects on our operations and cash flows:

	For the Thirteen Weeks Ended January 26, 2007 (Unaudited)
	Without FAS 123(R)	Effect of FAS 123(R)	As Reported
Loss from operations	$(11,590,440)	$(7,070,318)	$(18,660,758)
Loss before income taxes	(12,293,707)	(7,070,318)	(19,364,025)
Net loss	(12,314,982)	(7,070,318)	(19,385,300)
Cash flow from operations	(9,508,465)	—	(9,508,465)
Cash flow from financing activities	(58,867)	—	(58,867)
Basic loss per share	$(0.48)	$(0.28)	$(0.76)
Diluted loss per share	$(0.48)	$(0.28)	$(0.76)

	For the Thirty-Nine Weeks Ended January 26, 2007 (Unaudited)
	Without FAS 123(R)	Effect of FAS 123(R)	As Reported
Loss from operations	$(23,505,575)	$(15,820,720)	$(39,326,295)
Loss before income taxes	(24,509,809)	(15,820,720)	(40,330,529)
Net loss	(24,591,670)	(15,820,720)	(40,412,390)
Cash flow from operations	(13,834,349)	—	(13,834,349)
Cash flow from financing activities	6,873,384	—	6,873,384
Basic loss per share	$(0.97)	$(0.62)	$(1.59)
Diluted loss per share	$(0.97)	$(0.62)	$(1.59)
     For the thirteen and thirty-nine weeks ended January 26, 2007, the $7.1 million and $15.8 million effect of the adoption of FAS 123(R) is net of $0.2 million and $0.6 million, respectively, that would have been recorded under the intrinsic value method had we continued to apply APB Opinion No. 25 for stock-based compensation expenses.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair market value recognition provisions of FAS No. 123 for the thirteen and thirty-nine weeks ended January 27, 2006:

	For the Thirteen Weeks Ended	For the Thirty-Nine Weeks Ended
	January 27, 2006 As Restated	January 27, 2006 As Restated
	(Unaudited)	(Unaudited)
Net loss as reported	$(14,831,742)	$(54,796,914)
Add: Stock-based employee compensation expense included in net loss, net of tax effects	551,976	716,423
Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects	(6,310,645)	(18,381,945)

Pro-forma net loss	$(20,590,411)	$(72,462,436)

Loss per share:
Basic — as reported	$(0.60)	$(2.20)
Basic — pro-forma	$(0.83)	$(2.91)
Diluted — as reported	$(0.60)	$(2.20)
Diluted — pro-forma	$(0.83)	$(2.91)
Note 5. Inventories
     Inventories consist of the following:

	January 26, 2007	April 28, 2006
	(Unaudited)
Raw materials and components	$9,802,934	$10,709,541
Finished goods	7,152,458	4,960,028
Work-in-process	1,914,886	1,635,225

	$18,870,278	$17,304,794

Note 6. Line of Credit
     On January 13, 2006, we established a $40.0 million revolving line of credit. The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in the September 2005 debt offering. We agree to maintain a minimum liquidity defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25.0 million and provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of January 26, 2007, our available borrowing capacity was approximately $20.4 million with a loan balance of $7.5 million. Interest is payable at a base rate offered for loans in U.S. dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the agreed-upon minimum loan balance. The rates effective as of January 26, 2007 were a LIBOR rate of 5.32% and a base rate margin of 1.75% for a combined rate of 7.07%. The minimum loan balance is $2.5 million through May 31, 2006; $5.0 million through September 30, 2006; $7.5 million through January 31, 2007 and $10.0 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% — 1.0% of the outstanding loan balance and other usual and customary fees associated with this type of facility.
     As disclosed by us in a Current Report on Form 8-K filed on July 27, 2006, we were not able to file timely our 2006 Form 10-K for the year ended April 28, 2006 pending completion of a review by the Audit Committee of our Board regarding previous option grants and resolution of any disclosure and accounting issues arising from the results of the review, and we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders providing that certain events will not constitute a default under the Credit Agreement prior to October 31, 2006. Such events included, among others, (1) our failure to file timely with the SEC our 2006 Form 10-K and our Form 10-Q for the fiscal quarter ended July 28, 2006, (“First Quarter Form 10-Q”) and (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports.

     As disclosed by us in a Notification of Late Filing on Form 12b-25 filed on September 1, 2006, we were not able to file our First Quarter Form 10-Q pending completion of the Audit Committee’s review of previous option grants and resolution of any disclosure and accounting issues arising from the results of the review. On October 31, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders providing that certain events will not constitute a default under the Credit Agreement prior to December 31, 2006. Such events included, among other events, (1) our failure to file timely with the SEC our 2006 Form 10-K and our quarterly reports on Form 10-Q, including the First Quarter Form 10-Q; (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports and (3) our receipt of a Notice of Default from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture.
     On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events included, among other events, (1) our failure to file timely with the SEC our 2007 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and our Form 10-Q for the fiscal quarter ended October 27, 2006 (“Second Quarter Form 10-Q”); and (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports. In addition, our receipt of a Notice of Default from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture will not constitute a default so long as there is no adverse determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. As of January 26, 2007, loans aggregating $7.5 million in principal amount, representing the minimum for which we must pay interest, were outstanding under the credit agreement. As of February 1, 2007, we were required to pay interest on the minimum loan balance of $10.0 million, but we cannot borrow more than $7.5 million in principal amount until the Trustee withdraws the Notice of Default or a court determines that a default in connection to the Indenture has not occurred.
     If an event of default has occurred under the Indenture, we would also be in default of the Credit Agreement.
Note 7. Accrued Liabilities:
     Accrued liabilities are as follows:

	January 26, 2007	April 28, 2006
	(Unaudited)

Payroll and other compensation	$7,205,207	$6,839,060
Clinical costs	2,732,236	529,582
Professional services	2,293,548	680,683
Accrued interest	1,486,980	354,167
Royalties	933,093	1,061,893
Other	2,015,690	3,190,585

	$16,666,754	$12,655,970

Note 8. Warranties
     We offer warranties on our leads and generators for one to two years from the date of implant, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties. Provisions for warranty expenses are made based upon projected product warranty claims.

     Changes in our liability for product warranties during the thirteen and thirty-nine weeks ended January 26, 2007 and January 27, 2006 are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$65,574	$65,648	$46,991	$46,991
Warranty expense recognized	705	(15,579)	21,313	10,998
Warranty settled	(864)	(752)	(2,889)	(8,672)

Balance at the end of the period	$65,415	$49,317	$65,415	$49,317

Note 9. Convertible Notes
     On September 27, 2005, we issued $125.0 million of Notes. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our Common Stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Notes at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our Common Stock valued at a 5% discount from the market price of our Common Stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Notes, or in any combination of cash and shares of our Common Stock. This offering provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of approximately $10.0 million and (2) the net cost of $13.0 million of Note and Common Stock warrants (“Warrants”), which transactions were designed to limit our exposure to potential dilution from conversion of the Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Notes was $110.0 million as of January 26, 2007. Market quotes obtained from brokers were used to estimate the fair value of this debt.
     On September 27, 2005, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with our issuance of the Notes. Under the Registration Rights Agreement, we were required to file a registration statement for the Notes and the shares into which the Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we have not been able to file the required registration statement. As a result of failing to file the registration statement on a timely basis, we are obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Notes for the period during which the failure continues. Such liquidated damages per year equal 0.25% of the principal amount of the outstanding Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Notes for the period commencing 91 days following the failure to file the registration statement (a total of $234,375 for the first 180 days). The liquidated damages are accrued at the end of each accounting period and payable in arrears on each date on which interest payments are payable. As of January 26, 2007, $195,000 has been accrued in accrued liabilities and is included in the consolidated balance sheet.
     Convertible Notes Indenture Default Notice
     Pursuant to the Indenture, we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Form 10-Ks and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On July 31, 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserts that we are in default under the Indenture as a result of our failure (1) to file timely with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006.
     On October 2, 2006, we received a Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately.
     We believe that neither a default nor an “event of default” has occurred under the Indenture. Section 9.6 of the Indenture requires us to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Form 10-Ks and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. Section 9.6 of the Indenture specifically requires us to deliver a copy of our 2006 Form 10-K within 15 days after the date it is filed with the SEC. This Indenture provision does not require us to file the 2006 Form 10-K by any particular date. In January 2007, we delivered a copy of our 2006 Form 10-K to the Trustee within 15 days after we filed such report with the SEC. We believe that this action complies fully with the Indenture.
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
     If our interpretation of Section 9.6 of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture. If an event of default has occurred under the Indenture, all unpaid principal and accrued interest on the outstanding Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. Until this matter is resolved, we have included these Notes as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and January 26, 2007.
Note 10. Convertible Note Hedge and Warrants
     On September 27, 2005, we issued $125.0 million of senior subordinated convertible notes due in 2012, purchased a hedge on the convertible notes (the “Note Hedge”) for $38.2 million which matures in September 2012 and sold Warrants for $25.2 million which mature in September 2012. The Notes are convertible into approximately three million shares of our Common Stock. We purchased the Note Hedge to enable the purchase of approximately three million shares of our Common Stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Notes subject to the bond offering. The Note Hedge and the Warrants are recorded in stockholders’ equity (deficit) on the Consolidated Balance Sheets.
Note 11. Stockholders’ Equity (Deficit)
     Deferred Compensation. In June 2000, our Board granted 450,000 options at $18.00 per share to purchase shares of Common Stock under a proposed modification to the 1997 Stock Option Plan that was subject to shareholder approval. On December 29, 2000, the shareholders approved the modification to the plan and we recorded approximately $2.4 million in deferred compensation expense relating to the options. The charge reflects the difference between the exercise price and the fair market value of the stock on the date shareholder approval was received. The deferred compensation was amortized to expense over the five-year vesting period of the options. The amortization of this deferred compensation expense was completed during the first quarter of fiscal year 2006. Therefore, no compensation expense related to these options was recognized for the thirteen or thirty-nine weeks ended January 26, 2007. During the thirteen and thirty-nine weeks ended January 27, 2006, compensation expense of $0 and approximately $79,000 related to these options was recognized, respectively.
     During the thirteen and thirty-nine weeks ended January 26, 2007, our Board granted approximately 85,000 and 95,000 shares, respectively, of restricted stock at market rates of which 75,000 vest immediately and 20,000 vest over five years. No deferred compensation was recorded for the grant due to the adoption of FAS 123(R) on April 29, 2006 (see “Note 4 — Stock Incentive and Purchase Plan”). During the thirteen and thirty-nine weeks ended January 27, 2006, our Board granted zero and approximately 230,000 shares, respectively, of restricted stock at market rates that vest over one or five years and recorded zero and approximately $8.3 million, respectively, in deferred compensation. During the thirteen and thirty-nine weeks ended January 27, 2006, we recorded approximately $0.6 million and $1.4 million of deferred compensation expense, respectively.
     In compliance with the adoption of FAS 123(R) as of April 29, 2006, the unamortized deferred compensation as of April 28, 2006 was reclassified to additional paid-in capital. Applicable expenses will be recognized on a straight-line basis over the remaining vesting period.
Note 12. Comprehensive Loss
     We follow FAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended January 26, 2007 and January 27, 2006 was ($19,247,268) and ($14,835,195), respectively. The comprehensive loss for the thirty-nine weeks ended January 26, 2007 and January 27, 2006 was ($40,313,443) and ($54,894,694), respectively.
Note 13. Income Taxes
     We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities. Such differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.
     We estimate our effective tax rate for the thirty-nine weeks ended January 26, 2007 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the IRC. Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Note 14. Loss Per Share
     FAS No. 128, “Earnings Per Share,” requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered Common Stock equivalents using the treasury stock method.
     The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
		January 27, 2006		January 27, 2006
	January 26, 2007	As Restated	January 26, 2007	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(19,385,300)	$(14,831,742)	$(40,412,390)	$(54,796,914)

Denominator:
Basic weighted average shares outstanding	25,478,530	24,872,249	25,403,666	24,878,569
Effect of dilutive securities	—	—	—	—

Diluted weighted average shares outstanding	25,478,530	24,872,249	25,403,666	24,878,569

Basic loss per share	$(0.76)	$(0.60)	$(1.59)	$(2.20)
Diluted loss per share	$(0.76)	$(0.60)	$(1.59)	$(2.20)

     Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 26, 2007 and January 27, 2006 were outstanding options to purchase stock and unvested restricted stock of approximately 6.6 million and 7.5 million common shares, respectively, because to include them would have been anti-dilutive due to the net loss.
     We issued $125.0 million in Notes during the quarter ended October 28, 2005 and, in conjunction with the Notes, purchased a Note Hedge and sold Warrants. The Notes are convertible into approximately three million shares of our Common Stock. Dilution is measured in accordance with the “if converted” method of FAS No. 128, “Earnings Per Share,” which assumes conversion of the Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net operating losses, the Notes are anti-dilutive and are not included in the computation of diluted EPS. We purchased the Note Hedge to buy approximately three million shares of our Common Stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. We issued Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of FAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the Common Stock.
Note 15. Litigation
     We are named as a defendant in lawsuits or the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.
     Senate Finance Committee Investigation
     In May 2005, we received a letter from the Senate Finance Committee (“SFC”) advising us that it was examining the manner in which the U.S. Food and Drug Administration (“FDA”) handled our PMA-Supplement for the use of Vagus Nerve Stimulation (“VNS”) Therapy to address treatment-resistant depression (“TRD”). Following our responses to the May letter, we received a second letter from the SFC in July 2005, to which we responded by providing the requested documents and information. In February 2006, the SFC published a Committee Staff Report entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report notes that a senior FDA official approved our VNS Therapy System for TRD despite the conclusion of more than 20 FDA scientists, medical officers and management staff who reviewed our application that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in TRD. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for TRD and that the FDA has not ensured that the public has all of the accurate, science-based information regarding the VNS Therapy System for TRD it needs. The report does not accuse us of any misconduct and does not conclude that FDA violated any law, regulation or procedure by approving VNS Therapy for TRD; however, the report states that the SFC staff received a range of allegations regarding FDA and Cyberonics and that allegations other than those addressed in the report may be addressed at a later date. The report follows a year-long investigation conducted by the staff of the SFC, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information.
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
     On October 2, 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss on October 23, 2006 and the defendants filed a reply to the opposition on November 6, 2006. On October 31, 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. On November 28, 2006, the court issued an order compelling republication of notice and staying the proceeding pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. On December 18, 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff within 60 days. On February 16, 2007, the period for moving the court for consideration to be appointed as lead plaintiff expired with no such motion having been filed. On February 21, 2007, the court lifted its stay of the proceeding. We intend to vigorously defend this lawsuit; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.
     Governmental Investigations of Options Granting Practices
     On June 9, 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants. On June 26, 2006, we received a subpoena from the Office of the United States Attorney for the Southern District of New York requesting documents related to our stock option grants, practices and procedures. On October 23, 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by BlueCross and BlueShield of Alabama and Aetna and aging of our accounts receivable since January 1, 2003. We are cooperating with the SEC staff and the U.S. Attorney’s Office. Our Board directed the Audit Committee to conduct an independent investigation of our stock option grants, practices and procedures, including compliance with GAAP and all applicable statutes, rules and regulations, and the Audit Committee retained independent counsel to assist it in completing that review.

     The Audit Committee, with the assistance of its independent counsel and their forensic accountants, has completed its review of our stock option grants, practices and procedures. The Audit Committee concluded that incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 through 2003. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, our Board concluded on November 18, 2006, that we needed to restate certain of our historical consolidated financial statements to record non-cash charges for compensation expense relating to past stock option grants. The effects of these restatements are reflected in the consolidated financial statements in our 2006 Form 10-K, including unaudited quarterly data. None of the restatements had any impact on net cash provided by (used in) operating activities. For additional information see “Note 2. Stock-Based Compensation Restatement.”
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
     We filed our 2006 Form 10-K on January 5, 2007. On January 16, 2007, we sent a letter to the NASDAQ Panel describing the current status of our efforts to regain compliance with the NASDAQ filing requirements and requesting an extension until February 4, 2007 to file our First Quarter Form 10-Q and until March 1, 2007 to file our Second Quarter Form 10-Q. We filed our First Quarter Form 10-Q on January 26, 2007. On January 29, 2007,

we received a letter from the NASDAQ Panel extending until March 1, 2007 our deadline for filing our Second Quarter Form 10-Q. We filed our Second Quarter Form 10-Q on February 9, 2007. On February 12, 2007, we received a letter from the NASDAQ Panel confirming that we are in compliance with all listing requirements and that our stock will continue to be listed.
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
     On November 18, 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the derivative claims raised in these lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders. Our Board appointed as Chairman of the SLC, Hugh M. Morrison, an independent Board member who was appointed to our Board on November 9, 2006. On December 18, 2006, we moved to stay all proceedings in the federal and state derivative lawsuits pending the completion of the SLC process. On February 27, 2007, our Board appointed Alfred S. Novak, an independent board member who first joined the Board on January 26, 2007, as a second member of the SLC.
     Indenture Default Litigation
     In connection with our issuance of Notes for $125 million, we entered into the Indenture with the Trustee. See “Note 9. Convertible Notes” for additional information regarding the Indenture.
     On July 31, 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Notes, as a result of our failure (1) to timely file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A., as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we have breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorney fees. We are also a defendant in an action styled Wells Fargo Bank, N.A. v. Cyberonics, Inc. No. 06-CV-15272, pending in the United States District Court of the Southern District of New York, alleging that we have breached the indenture. In

January 2007, the Trustee voluntarily dismissed this lawsuit. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
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
Note 17. New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 151, “Inventory Costs — an Amendment to ARB No. 43, Chapter 4” (“FAS 151”). This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ”. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
     In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets,” (“FAS 153”) an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
     In December 2004, the FASB issued FAS 123 (R). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees

for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” We have adopted FAS 123(R) starting on April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under FAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. We recognized compensation expense of approximately $7.2 million and $16.4 million, respectively, during the thirteen and thirty-nine weeks ended January 26, 2007 under the provisions of FAS 123(R).
     In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 as of April 29, 2006 did not have a material impact on Cyberonics’ consolidated operating results or financial position.
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
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the implementation of FAS 157 may have on our consolidated results of operations and financial position.
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
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating the impact that the implementation of FAS 159 may have on our consolidated operating results of operations and financial position.
Note 18. Reclassifications
     Certain reclassifications have been made to prior period Consolidated Financial Statements to conform to the current period’s presentation.
Note 19. Departure of Certain Officers and Directors
     On November 17, 2006, Mr. Cummins resigned from all positions with us and our Board. In connection with Mr. Cummins’ resignation, we entered into a Resignation Agreement, dated November 17, 2006, with Mr. Cummins (the “Cummins Resignation Agreement”). The Cummins Resignation Agreement provided for the payment of approximately $1.7 million in cash within five days, the issuance of 75,000 unregistered shares of our Common Stock, the acceleration of vesting for outstanding options and restricted stock grants and the payment of certain benefits. The Cummins Resignation Agreement also provided for the payment to Mr. Cummins of an amount equal to the cash value of 75,000 shares of our Common Stock within one week of the filing of the 2006 Form 10-K and for the payment of cash for certain tax payments that will be incurred by Mr. Cummins as provided in paragraph 6(f) of his employment agreement. We have fulfilled the terms of this agreement and as a result, we recorded approximately $7.7 million in additional expense during the thirteen and thirty-nine weeks ended January 26, 2007.
     On November 19, 2006, Ms. Westbrook resigned from all positions with us. In connection with Ms. Westbrook’s resignation, we entered into a Resignation Agreement, dated November 19, 2006, with Ms. Westbrook (the “Westbrook Resignation Agreement”). The Westbrook Resignation Agreement provided for the payment of $0.3 million in cash to Ms. Westbrook within five days and the acceleration and vesting of any stock options and restricted stock that would have vested within the next 12 months if Ms. Westbrook had remained employed by us. We have fulfilled the terms of this agreement and as a result, we recorded approximately $0.3 million in additional expenses during the thirteen and thirty-nine weeks ended January 26, 2007. Also on November 19, 2006, we entered into a consulting agreement with Ms. Westbrook (the “Westbrook Consulting Agreement”). The Westbrook Consulting Agreement provided that Ms. Westbrook will advise us with respect to financial matters, including the preparation and filing of our 2006 Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q. We agreed to pay Ms. Westbrook $1,200 per day for these services.

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
      NASDAQ Delisting Notice
     We have received three Staff Determination Letters from the NASDAQ staff informing us that our stock was subject to delisting from The NASDAQ Global Market because we had not timely filed our 2006 Form 10-K, our First Quarterly Form 10-Q, and our Second Quarterly Form 10-Q. On February 12, 2007, we received a letter from the NASDAQ Panel confirming that we are in compliance with all listing requirements and that our stock will continue to be listed. For a detailed discussion of these letters and the circumstances surrounding their receipt, see “Note 15. Litigation — NASDAQ Delisting Notice.”
     Stockholder Derivative Litigation
     We are a nominal defendant in six stockholder derivative lawsuits pending in federal and state court in Texas. For a detailed discussion of these lawsuits, see “Note 15. Litigation — Stockholder Derivative Litigation.”
     Convertible Notes Indenture Default Notice
     On October 2, 2006, we received the Notice of Acceleration from the Trustee of our Notes informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. For a detailed discussion of the Notice of Acceleration and related events, see “Note 15. Litigation — Indenture Default Litigation.”
     Excise Tax Remediation Under Internal Revenue Code Section 409A
     Section 409A of the IRC imposes an excise tax on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the Common Stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004, and any grants that vest after December 31, 2004 and are exercised on or before December 31, 2005 are exempt from the excise tax. The proposed regulations under section 409A permit a grantee to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. As to Section 16 officers, the adjustment was required to be implemented by December 31, 2006. As to non-Section 16 officers, the adjustment must be implemented by December 31, 2007.
     As discussed in “Note 15. Litigation — Governmental Investigations of Options Granting Practices,” the Audit Committee recently concluded that incorrect measurement dates were used for certain of our stock option grants. Unless the exercise price for certain of these grants is adjusted to the fair market value on the date of the grant, the grantees will be subject to an excise tax under IRC Section 409A. In December 2006, we entered into agreements with four current and former Section 16 officers, not including members of the Board, Robert P. Cummins, former CEO, President and Chairman of the Board or Pamela B. Westbrook, former Chief Financial Officer, agreeing to make payments commencing in January 2008 in consideration of the officers’ agreement to amend their affected stock option agreements to adjust the exercise price to the fair market value on the date of the grant. The cost associated with this remediation will be approximately $0.5 million. We recorded the vested portion cost of approximately $0.4 million during the thirteen and thirty-nine weeks ended January 26, 2007. At the same time, we also entered into agreements with Ms. Westbrook and five current and former members of the Board amending their affected stock option agreements, without any payment from us, to adjust the exercise price to the fair market value on the date of the grant.

     Our Board is considering a similar plan to offer a payment to each affected current and former employee. If approved, we intend to implement the plan as soon as practicable.
      Stock Repurchase Program
     In May 2006, our Board authorized the repurchase of up to three million shares of our Common Stock in amounts, and at times and prices to be determined and approved by our Board of Directors. No repurchases of our Common Stock have been made under the stock repurchase program.
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
Business Overview
     We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, vagus nerve stimulation (“VNS”) for the treatment of epilepsy, treatment-resistant depression (“TRD”) and other debilitating neurological, psychiatric diseases and other disorders. The Food and Drug Administration (“FDA”) approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, Europe, South America, Africa, India, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. FDA also approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Union countries and Canada approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.
     Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of epilepsy. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. Absent favorable national and regional coverage policies, we have been obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Our long-term growth is highly dependent upon progress in obtaining case-by-case approvals and favorable national and regional coverage policies in TRD. On February 5, 2007, the Centers for Medicare and Medicaid Services (“CMS”) declined our formal request for reconsideration of its existing coverage policy for VNS Therapy in TRD, instead issuing a preliminary national non-coverage determination. The preliminary CMS non-coverage determination is subject to a 30-day public comment period that will conclude on March 7, 2007.
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
     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through January 26, 2007, we incurred an accumulated deficit of approximately $247.9 million. We anticipate increasing investments in post-approval clinical studies in epilepsy and depression.
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
     Stock Options. Effective April 29, 2006, we adopted Statement of Financial Accounting Standards Board (“FAS”) Statement No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”) using the Black-Scholes option pricing model and The Modified Prospective Method which requires compensation cost to be recognized for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of FAS 123(R), we anticipate recognizing non-cash share-based compensation expense of approximately $20.0 million during fiscal year 2007 including the impact associated with the resignation of certain former officers and employees. This estimate is affected by assumptions regarding a number of complex and subjective variables. These assumptions include and are not limited to the use of implied volatility, the segregation of employees in groups taking into consideration their post-vesting exercise patterns, termination behavior and other parameters. Stock-based compensation expense for the thirteen and thirty-nine weeks ended January 26, 2007 increased cost of goods sold by $0.2 million and $0.4 million, respectively, sales, general and administrative expenses by $6.3 million and $13.3 million, respectively, research and development expenses by $0.7 million and $2.7 million, respectively.
     Income Taxes. We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.
Results of Operations
     Net Sales
     U.S. net sales of $26.6 million for the thirteen weeks ended January 26, 2007 decreased by $1.0 million, or 4%, as compared to the thirteen weeks ended January 27, 2006, primarily the result of a decrease in unit sales volumes partially offset by sales price increases. U.S. unit sales volume decreased by 5% and average system prices increased by 2%, largely resulting from changes in product mix and sales price increases. U.S. net sales of $85.7 million for the thirty-nine weeks ended January 26, 2007 increased by $9.6 million, or 13%, as compared to the thirty-nine weeks ended January 27, 2006, primarily the result of an increase in unit sales volumes and sales price increases. U.S. unit sales volume increased by 11% and average system prices increased by 2%, largely resulting from changes in product mix and sales price increases.
     International sales of $5.1 million for the thirteen weeks ended January 26, 2007 represented a $1.4 million, or 36% increase, when compared to the same period of the previous fiscal year. Such increase was due to an increase in unit sales volume of 24% and an increase in average system prices of 10%, which in turn was largely due to a favorable currency impact and changes in country and product mix. International sales of $13.8 million for the thirty-nine weeks ended January 26, 2007 represented a $2.6 million, or 23% increase, when compared to the same period of the previous fiscal year. Such increase was due to an increase in unit sales volume of 14% and an increase in average system prices of 8%, which in turn was largely due to a favorable currency impact and changes in country and product mix.
     Gross Profit
     Gross profit margin for the thirteen weeks ended January 26, 2007 was 84.4%, representing a decrease of 316 basis points over the same period of the previous fiscal year. Decreases in sales and production volume partially offset by higher average selling prices resulted in a decrease of approximately 230 basis points. The adoption of FAS 123(R) on April 29, 2006 increased cost of sales by approximately $0.2 million, or 86 basis points. The total compensation expense included in production cost related to FAS 123(R) was approximately $0.2 million. Gross profit margin for the thirty-nine weeks ended January 26, 2007 was 87.4%, representing an increase of 54 basis points over the same period of the previous fiscal year. Increases in sales volume and higher average selling prices resulted in an increase of approximately 102 basis points. The adoption of FAS 123(R) on April 29, 2006, on the other hand, increased cost of sales by approximately $0.4 million, or 48 basis points. The total compensation expense included in production cost related to FAS 123(R) was approximately $0.8 million.

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
     Operating Expenses
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses of $38.0 million for the thirteen weeks ended January 26, 2007 represented an increase of $3.3 million, or 10%, as compared to the thirteen weeks ended January 27, 2006. The increase in expenses is primarily due to additional expenses applicable to the resignations of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and higher legal and accounting fees associated with the on-going Securities and Exchange Commission (“SEC”) investigation of approximately $8.2 million and higher non-cash charges of approximately $6.3 million due to the adoption of FAS 123(R) on April 29, 2006 partially offset by decreases in sales and marketing costs of approximately $10.3 million associated with the product launch in depression during the same period in fiscal year 2006. SG&A expenses of $105.0 million for the thirty-nine weeks ended January 26, 2007 represented a decrease of $4.6 million, or 4%, as compared to the thirty-nine weeks ended January 27, 2006. The decrease in expenses is primarily due to decreases in sales and marketing costs of approximately $33.5 million associated with the product launch in depression during the same period in fiscal year 2006. The decrease in expenses was partially offset by increases in compensation costs of $13.3 million associated with stock-based compensation expense recorded upon the adoption of FAS 123(R) on April 29, 2006 and by additional expenses applicable to the resignations of the CEO and CFO and legal, accounting fees and other expenses associated with the informal SEC review of our stock option granting procedures of approximately $10.5 million.
     Research and Development (“R&D”) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to the thirteen weeks ended January 27, 2006, R&D expenses of $7.4 million represented a $0.2 million, or 2% decrease, for the thirteen weeks ended January 26, 2007 due to increases in clinical charges and additional compensation costs of $0.7 million associated with stock-based compensation expense recorded upon the adoption of FAS 123(R) offset by reduced regulatory and engineering activities. As compared to the thirty-nine weeks ended January 27, 2006, R&D expenses of $21.4 million represented a decrease of $0.2 million, or 1%, for the thirty-nine weeks ended January 26, 2007 due to reduced engineering and regulatory activities, offset by expanded clinical activities and additional compensation costs of $2.7 million associated with stock-based compensation expense recorded upon the adoption of FAS 123(R). We do not anticipate significant investments in new indications development programs through fiscal year 2007.
     Interest Income and Expense
     Interest income for the thirteen weeks ended January 26, 2007 of $1.2 million represented a $58,000, or 5% increase as compared to the same period of the previous fiscal year, such increase being a result of lower invested cash balances earning higher interest rates. Interest expense for the thirteen weeks ended January 26, 2007 of $1.6 million represented a $0.4 million, or 36% increase, as compared to the same period of the previous fiscal year. The increase in interest expense was due to the $125.0 million in senior subordinated convertible notes (“Notes”) issued in September 2005. Interest income for the thirty-nine weeks ended January 26, 2007 of $3.6 million represented a $1.4 million, or 67% increase, as compared to the same period of the previous fiscal year, such increase being a result of higher invested cash balances earning higher interest rates. Interest expense for the thirty-nine weeks ended January 26, 2007 of $4.4 million represented a $2.6 million, or 152% increase, as compared to the same period of the previous fiscal year. The increase in interest expense was due to the $125.0 million Notes.
     Other Income (Expense), Net
     Other expense, net of $0.3 million for the thirteen weeks ended January 26, 2007, represented a decrease of $0.3 million, or 7,334% as compared to income of $5,000 for the same period during the previous fiscal year. It primarily includes income related to the transaction gains and losses associated with the impact of changes in foreign currency exchange rates and derivative expense associated with the extension of certain stock option grants to former employees whose grants would have expired unexercised due to our inability to issue stock under our

Stock Option Plans as a consequence of our delinquent SEC reports. Other expense, net of $0.3 million for the thirty-nine weeks ended January 26, 2007, represented a decrease of $0.4 million, or 386% as compared to income of $0.1 million during the same period in the previous fiscal year. It primarily includes income related to the amortization of the over-allotment provision applicable to the 2005 Notes offering, transaction gains and losses associated with the impact of changes in foreign currency exchange rates and the impact of accounting for derivatives associated with modification of certain stock option grants applicable to terminated employees.
     Income Taxes
     We estimate our effective tax rate for the thirty-nine weeks ended January 26, 2007 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
Liquidity and Capital Resources
     Overview
     We generated a net loss of $40.4 million for the thirty-nine weeks ended January 26, 2007, as compared to a net loss of $54.8 million for the thirty-nine weeks ended January 27, 2006. The decrease in the consolidated net loss is a result of (1) higher gross profit due to higher sales and higher gross margins and (2) lower operating expenses due to lower sales and marketing expenses as our depression launch expenses decreased, partially offset by non-cash charges applicable to the adoption of FAS 123(R), additional expenses applicable to the resignations of the CEO and CFO and increased legal, accounting and other expenses related to the internal investigation applicable to stock options granting practices and procedures. As a result, cash used in operating activities was $13.8 million or a reduction of $45.3 million as compared to cash used during the same period of the previous fiscal year. Net cash decreased by $8.2 million during the thirty-nine weeks ended January 26, 2007, as compared to an increase of $60.8 million during the same period of the previous fiscal year. The increase of $60.8 million during the same period in the prior fiscal year included $120.7 million in proceeds from issuance of the Notes.
     Cash Flows
     Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 26, 2007 andJanuary 27, 2006 were as follows:

	Thirty-nine Weeks Ended
		January 27, 2006
	January 26, 2007	As Restated
Operating activities	$(13,834,349)	$(59,087,307)
Investing activities	(1,171,514)	19,118,015
Financing activities	6,873,384	100,748,622
     Operating Activities
     Net cash used in operating activities during the thirty-nine weeks ended January 26, 2007 was $13.8 million as compared to net cash used in operating activities of $59.1 million during the same period of the previous fiscal year. The primary reason for the decrease in cash used in operating activities is a reduction in our sales and marketing expenses related to the depression launch, partially offset by higher legal, accounting fees and other expenses of $10.5 million applicable to the stock options investigation.
     Investing Activities
     Net cash used in investing activities during the thirty-nine weeks ended January 26, 2007 was $1.2 million compared to net cash provided by investing activities of $19.1 million during the same period of the previous fiscal year. For the thirty-nine weeks ended January 26, 2007, investing activities included purchases of property and equipment of $1.2 million, as compared to the prior year, which included $22.8 million in proceeds on the sale of short-term marketable securities, partially offset by $3.7 million used in the purchase of fixed assets.
     Financing Activities
     Net cash provided by financing activities during the thirty-nine weeks ended January 26, 2007 was $6.9 million as compared to $100.7 million during the same period of the previous fiscal year. The primary reason for the cash provided by financing activities is additional borrowings of $5.0 million against the line of credit facility and proceeds from issuance of common stock of $2.1 million partially offset by $0.2 million used in payment of financial obligations. The $100.7 million proceeds during fiscal year 2006 included $120.7 million in proceeds from the issuance of Notes, $25.2 million in proceeds from the sale of warrants, $6.7 million proceeds from issuance of common stock, partially offset by $3.0 million payment of borrowings against the line of credit, $0.6 million used in payment of financial obligations, $38.2 million used in the purchase of the note hedge and $10.0 million used in the purchase of treasury stock.
Debt Instruments and Related Covenants
     Line of Credit
     On January 13, 2006, we established a $40 million revolving line of credit (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders (“Lenders”) who are party thereto. The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in our Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25 million, and to provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of January 26, 2007 our available borrowing capacity was approximately $20.4 million with a loan balance of $7.5 million. As discussed more fully in “Note 6. Line of Credit,” we were not able to timely file our 2006 Form 10-K for the fifty-two weeks ended April 28, 2006, (“2006 Form 10-K”), our Form 10-Q for the thirteen weeks ended July 28, 2006 (“First Quarter Form 10-Q”) and our Form 10-Q for the twenty-six weeks ended October 27, 2006, (“Second Quarter Form 10-Q”).
     We entered into three Consent and Amendment Agreements with the Administrative Agent and Lenders, the most recent on December 29, 2006 providing that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that the certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events (1) we failed to file timely with the SEC our 2007 quarterly reports on Form 10-Q, including the First Quarter Form 10-Q and the Second Quarter Form 10-Q, and (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports. In addition, our receipt of a notice of default and demand from the Trustee in connection with the Indenture as a result of our failure to timely file and deliver our 2006 Form 10-K as purportedly required by the Indenture will not constitute a default so long as there is no adverse determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. As of February 1, 2007, we were required to pay interest on the minimum loan balance of $10.0 million, but we cannot borrow more than $7.5 million in principal amount until the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred.
     If an event of default has occurred under the Indenture as discussed below, we would also be in default of the Credit Agreement.
     Convertible Notes
     On September 27, 2005, we issued the Notes for $125.0 million. Interest on the Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity.
     On July 31, 2006, we received the Notice of Default and Demand Letter (“Notice of Default”) dated July 28, 2006 from Wells Fargo National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture, between us, as issuer, and the Trustee, as trustee, with respect to our Notes, as a result of our failure (1) to timely file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of our 2006 Form 10-K to the Trustee by July 27, 2006. On October 2, 2006, we received the Notice of Acceleration and Demand Letter (“Notice of Acceleration”) dated September 27, 2006 from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses, and it demands that all such principal, interest, fees and expenses under the Notes be paid to the Trustee immediately. As such, although the Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheets as of April 28, 2006 and January 26, 2007. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 styled Cyberonics, Inc. v. Wells Fargo Bank, N.A, as Trustee Under Indenture, No. 06-63284, in the 165th District Court of Harris County, Texas. In the lawsuit, we seek a declaration that no event of default has occurred under the Indenture and request attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed this lawsuit to federal district court in Houston, Texas and asserted a counterclaim alleging that we breached the Indenture. The Trustee seeks an acceleration under the Indenture, or in the alternative, damages and its attorney’s fees. We are also a defendant in an action styled Wells Fargo Bank N.A. v. Cyberonics, Inc., No. 06-CV-15272, pending in the United States District Court for the Southern District of New York, alleging that we have breached the Indenture. In January 2007, the Trustee voluntarily dismissed this lawsuit. If our interpretation of the Indenture is determined to be incorrect, a default and, therefore, an “event of default” will have occurred under the Indenture.
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
Contractual Obligations
     We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $2.7 million as of January 26, 2007. Although we have no firm commitments, we expect to make capital expenditures of approximately $2.6 million during fiscal year 2007, primarily to expand organizational capacity and to enhance business infrastructure and facilities.
     The table below reflects our current obligations under our material contractual obligations.

					Total
			Operating		Contractual
	Line of Credit(1)	Notes Issuance(2)	Leases(3)	Other(4)	Obligations
Contractual obligations:
Less Than One Year	$10,829,222	$129,375,000	$650,354	$332,179	$141,186,755
1-3 Years	829,222	—	6,023,777	—	6,852,999
3-5 Years	—	—	2,680,820	—	2,680,820
Over 5 Years	—	—	—	—	—

Total Contractual Obligations	$11,658,444	$129,375,000	$9,354,951	$332,179	$150,720,574

(1)	Consists of $10 million minimum loan balance requirement and related interest. See “Note 6. Line of Credit” of the Notes to the Consolidated Financial Statements for further discussion.

(2)	Consists of principal and interest obligations related to the Notes issuance presented as if the Notes were to become due and payable within twelve months from the issuance of this quarterly report. Although the Notes mature in 2012, we have classified them as current due to our receipt of the Notice of Default from the Trustee.

(3)	Consists of operating lease obligations related to facilities and office equipment.

(4)	Reflects amounts we expect to expend in connection with sales, marketing and training events and debt applicable to acquisition of computer hardware and software.
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
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments in commercial paper and our $40.0 million credit facility. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates would not have a material impact on our consolidated results of operations.
     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the thirty-nine weeks ended January 26, 2007 would have been favorable by approximately $0.4 million, or 1.1%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the thirty-nine weeks ended January 26, 2007 would have been unfavorable by approximately $0.5 million, or 1.2%.
     Our Notes are sensitive to fluctuations in the price of our Common Stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At January 26, 2007, a 10% change in the price of our Common Stock could have resulted in a decrease of approximately $4.0 million on the net fair value of our Notes.
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
     As previously discussed in our 2006 Form 10-K, a material weakness related to accounting for and disclosure of stock-based compensation was reported. Based on the previously discussed material weakness and the evaluation of internal controls over financial reporting, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 26, 2007 because of the material weakness.
     In November 2006, as a result of the independent investigation of our stock option grants, practices and procedures, we implemented a new policy to enhance our processes and procedures relating to stock option plan administration and accounting for and disclosure of stock option grants. In addition to the new policy, we are in the process of implementing additional controls to further strengthen our processes.
     Changes in Internal Control Over Financial Reporting
     We implemented new Human Resources and Payroll Systems as of May and June 2006, respectively. There have been no changes in our internal control over financial reporting during the quarter ended January 26, 2007 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our product portfolio is limited to VNS Therapy Systems for two indications: (1) as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as a long-term adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. Market acceptance of the VNS Therapy System for these indications depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. On February 5, 2007, the CMS issued a preliminary national non-coverage determination with respect to VNS Therapy for TRD. This preliminary determination and any final non-coverage determination that may follow will adversely affect Medicare coverage for TRD and may have a detrimental effect on potential and existing coverage by Medicaid and private payers. While the VNS Therapy System has been implanted in more than 42,000 patients, many physicians are still unfamiliar with this form of therapy. We believe that existing pharmacological therapies, electroconvulsive therapy and surgery are the only other approved and currently available therapies competitive with the VNS Therapy System. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that will change physicians’ opinions or use of our product. We cannot assure you that we will receive broad reimbursement coverage or that our sales will increase. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, our consolidated financial position and results of operations.
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
     The VNS Therapy System includes an electronic pulse generator and lead designed to be implanted in the human body and a programming wand connected to a handheld computer for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or the product delivering a therapy that is not intended. The occurrence of such problems and adverse clinical reactions to such problems could result in a recall of our products, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. A product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial product liability litigation, with liabilities well in excess of our product liability insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.
     In November 2006, we sent physicians a safety alert letter warning of a rare software anomaly that can cause the VNS Therapy System pulse generator to deliver an output current of up to eight milliamps. This amount of output current is within the range of currents originally approved by the FDA as safe and effective, but it is higher than is currently recommended for use. We are aware of eight occurrences of this anomaly, among approximately 45,000 VNS Therapy Systems implanted. Although none of the eight occurrences was associated with permanent injury, most resulted in temporary discomfort to the patient. FDA has classified this anomaly as a Class II recall, which we have addressed appropriately by means of the safety alert letter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Two matters were submitted to a vote of the shareholders at Cyberonics’ annual meeting of shareholders held on February 1, 2007: (1) the election of directors to the Cyberonics’ Board of Directors and (2) the ratification of the selection of KPMG LLP as Cyberonics’ independent registered public accounting firm for the fiscal year ending April 27, 2007.
     In the election of directors, Guy C. Jackson received 21,211,392 votes for election and 90,799 votes were withheld from voting for Mr. Jackson; Hugh M. Morrison received 21,215,224 votes for election and 86,967 votes were withheld from voting for Mr. Morrison; Alfred J. Novak received 14,924,461 votes for election and 1,370,777 votes were withheld from voting for Mr. Novak; Alan Olsen received 21,236,043 votes for election and 66,148 votes were withheld from voting for Mr. Olsen; Arthur L. Rosenthal received 16,072,226 votes for election and 223,012 votes were withheld from voting for Mr. Rosenthal; Jeffrey E. Schwartz received 16,228,014 votes for election and 67,224 votes were withheld from voting for Mr. Schwartz; Michael J. Strauss, M.D., M.P.H. received 21,235,263 votes for election and 66,928 votes were withheld from voting for Dr. Strauss; and Reese S. Terry, Jr. received 21,235,799 votes for election and 66,392 votes were withheld from voting for Mr. Terry. There were no broker non-votes for the election of directors. There are no members of the Board of Directors other than those elected at the annual meeting of shareholders on February 1, 2007.
     On the proposal to ratify the selection of KPMG LLP as Cyberonics’ independent registered public accounting firm for the fiscal year ending April 27, 2007, 19,178,345 votes were received for approval of the proposal, 850,175 votes were received against approval of the proposal and holders of 1,273,671 shares abstained from voting on this proposal. There were no broker non-votes on this proposal.
ITEM 6. EXHIBITS
     The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit		Report or	SEC File or	Exhibit
Number	Document Description	Registration Statement	Registration Number	Reference
10.1	Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1

10.2	Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1

Exhibit		Report or	SEC File or	Exhibit
Number	Document Description	Registration Statement	Registration Number	Reference
10.3	Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3

10.4†	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.26

10.5†	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.27

10.6†	Stock Option Agreement Amendment and Bonus Agreement dated December 24, 2006 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.31

10.7†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1

10.8†	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.40

10.9†	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.43

10.10†	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.53

10.11†	Stock Option Agreement Amendment and Bonus Agreement dated December 29, 2006 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.57

10.12†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.2

10.13†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.
BY:	/s/ JOHN A. RICCARDI
John A. Riccardi
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: March 7, 2007

INDEX TO EXHIBITS
The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or
Exhibit Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference

10.1	Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1

10.2	Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1

10.3	Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3

10.4†	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.26

10.5†	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Stanley H. Appel, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.27

10.6†	Stock Option Agreement Amendment and Bonus Agreement dated December 24, 2006 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.31

10.7†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1

10.8†	Amendment to Stock Option Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.40

10.9†	Release Agreement dated December 27, 2006 between Cyberonics, Inc. and Shawn P. Lunney	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.43

10.10†	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.53

10.11†	Stock Option Agreement Amendment and Bonus Agreement dated December 29, 2006 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.57

			SEC File or
Exhibit Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference

10.12†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.2

10.13†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002