Form 10-K
period 2007-04-27
CYBERONICS INC
filed 2007-07-06
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2007
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
(Zip Code)

Registrant’s telephone number, including area code:
(281) 228-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered

Common Stock — $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

At June 22, 2007, 26,579,760 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of April 27, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe NV).

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “expect,” “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “could,” “possible,” “plan,” “project,” “forecast” and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, product development programs, clinical and new indication development programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties, which include, but are not limited to:

•	continued market acceptance of our VNS Therapy Systemtm (“VNS Therapy System”) and sales of our product;

•	refusal by third-party payers to cover or adequately reimburse vagus nerve stimulation (“VNS”) therapy (“VNS Therapy”) for treatment-resistant depression (“TRD”) or refractory epilepsy;

•	intellectual property protection and potential infringement claims;

•	maintaining compliance with government regulations;

•	obtaining necessary government approvals for new applications and retaining governmental approvals for existing applications;

•	product liability claims and potential litigation;

•	reliance upon single suppliers and manufacturers for certain components;

•	the development, satisfactory completion and results of clinical trials and/or market tests of the VNS Therapy System for the treatment of epilepsy, TRD or other disorders;

•	the accuracy of management’s estimates of future sales, expenses and capital requirements;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in market valuations of medical device companies in general;

•	additions or departures of key management personnel;

•	possible acceleration of our convertible note debt;

•	maintaining adequate insurance at economical rates;

•	our ability to retire or refinance our debt at or before its maturity, which could be affected by conditions in financial markets or our financial position, and our ability to obtain any replacement long-term financing on terms as favorable to us, if at all;

•	risks and costs associated with the previously disclosed inquiries by the Securities and Exchange Commission (“SEC”) staff and the United States (“U.S.”) Attorney and with any litigation relating thereto or to our stock option grants, procedures and practices;

•	the impact of the restatement of our financial statements and any other actions that might be taken or required as a result of such inquiries, including a default under our credit facility or debt instruments;

•	the potential identification of new material weaknesses in our internal controls over financial reporting; and

•	uncertainties associated with stockholder derivative litigation.

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

Our mission is to improve the lives of people touched by epilepsy, depression and other chronic disorders that may prove to be treatable with our VNS Therapy System. To achieve this mission, our plan is to become the market leader in neuromodulation by:

•	repositioning VNS Therapy in a unique, defensible market position in epilepsy by rejuvenating growth and accelerating penetration of the epilepsy market;

•	developing broad third-party reimbursement in TRD and positioning VNS Therapy to satisfy the unmet medical need in TRD; and

•	focusing our financial resources to develop and expand future revenue growth.

The U.S. Food and Drug Administration (“FDA”) approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, Europe, South America, Africa, India, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. In July 2005, FDA also approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Union countries and Canada approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

Our ability to expand successfully the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of epilepsy, but not for TRD. In May 2007, the Centers for Medicare & Medicaid Services (formerly the Healthcare Financing Administration) (“CMS”) issued a national non-coverage determination for TRD. CMS’s national non-coverage determination means that Medicare coverage is not available for VNS Therapy to treat TRD. Prior to the non-coverage determination, some patients were able to obtain coverage on a case-by-case basis through their local Medicare contractor or Fiscal Intermediary. Since the national non-coverage determination is binding on all local Medicare contractors, patients will no longer be able to obtain Medicare coverage on a case-by-case basis. As a consequence, CMS’s non-coverage determination will result in fewer sales of the VNS Therapy System for TRD. The determination may also have an adverse impact on coverage decisions by other payers. We will continue to pursue favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. We will also continue to assist some patients seeking TRD coverage on a case-by-case basis; however, our long-term growth in TRD is dependent on our progress in obtaining favorable regional and national coverage policies from third-party payers in the use of VNS Therapy to treat TRD.

Our clinical development program has included pilot and pivotal studies using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent TRD in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s Disease, anxiety disorders, chronic headache, bulimia and other disorders. These studies have been conducted to determine the safety and effectiveness of VNS Therapy and to determine new indications that might be considered for pivotal studies.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We made significant investments in connection with sales and marketing activities in the U.S. in fiscal 2006 and clinical research costs in fiscal 2006 and 2007 associated most notably with depression; however, we began scaling back our TRD sales and marketing spending in fiscal year 2007 after it became apparent that difficulties in obtaining reimbursement coverage for TRD are limiting TRD sales. Since our inception through April 27, 2007, we incurred an accumulated net deficit of approximately $259 million. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

VNS Therapy Epilepsy Indication Overview

Epilepsy is a disorder of the brain characterized by recurrent seizures that are categorized as either partial or generalized at onset. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more refractory to existing therapies than generalized seizures. Epilepsy is the second most prevalent neurological disorder. It is estimated that approximately 2.8 million individuals in the U.S. have epilepsy, with approximately 150,000 new cases diagnosed each year, and that there are in excess of 3.3 million individuals with epilepsy in Western Europe with over 210,000 new cases diagnosed each year. In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 30% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. The medical, psychological, sociological and financial implications of refractory epilepsy can be profound for individuals and their families. Medical consequences may include brain damage from recurrent seizures, injuries and accidents associated with the loss or impairment of consciousness and death. Personal implications of epilepsy may include suffering the side effects of antiepileptic drugs, strained personal and family relations, and the inability to obtain and hold meaningful employment or a driver’s license. There are two standard types of treatment available to persons with epilepsy: drug therapy and surgery. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. When drug therapy is not effective, surgical resection may be an option for some patients. There are a number of other treatments under development for the treatment of epilepsy, including direct deep brain stimulation (“DBS”) and the Responsive Neurostimulator System (“RNStm”), but these treatments are not currently approved for commercial distribution.

VNS Therapy for Epilepsy

The VNS Therapy System is indicated as an adjunctive treatment for patients who are refractory to antiepileptic drugs. In the two randomized, parallel, double-blind, active-controlled studies that led to FDA approval of the epilepsy indication, the patients who received adjunctive VNS Therapy had a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data, derived from an uncontrolled protocol, on the 440 patients in five studies showed that efficacy was maintained and, for many patients, improved over time during treatment with the VNS Therapy System. Analysis of the pooled data showed that the median percent seizure reduction was 44% after 24 months of treatment and was sustained at that level at 36 months. In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. The side effects include voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing. The VNS Therapy System has not typically been associated with the debilitating central nervous system side effects that frequently accompany antiepileptic drugs. Additionally, side effects typically decrease over time. To date, over 42,000 patients have accumulated in excess of 175,000 patient years of treatment experience with the VNS Therapy System.

VNS Therapy Depression Indication Overview

Major depressive disorder is one of the most prevalent and serious illnesses in the U.S. It affects nearly 19 million Americans 18 years of age or older every year. Recently published data indicate that approximately one-

third of patients with major depressive disorder will not achieve a remission of their depressive symptoms after four acute treatment steps using standard therapies. Depression is the second leading cause of disability for the general population and is the leading cause of disability for American women. Depression interferes with a person’s ability to function, feel pleasure or maintain interest in everyday living. It is associated with increased mortality due to suicide and co-morbid general medical conditions. Total annual costs for depression in the U.S. are estimated to exceed $80 billion, including $30 billion in annual direct treatment costs. Standard treatment modalities for depression include antidepressant drugs, psychotherapy and electroconvulsive therapy (“ECT”). First-line therapy often consists of an antidepressant drug. For patients who do not respond adequately to initial antidepressant treatment, physicians will often switch to a different drug or use two drugs in combination. Physicians usually reserve ECT for patients who have not had an adequate response to multiple trials of antidepressant drugs or when they determine a rapid response to treatment is desirable. There are a number of other treatments under development for the treatment of TRD, including repetitive transcranial magnetic stimulation (“rTMS”) and DBS, but these treatments are not currently approved for commercial distribution.

VNS Therapy for Depression

The VNS Therapy System is indicated as an adjunctive treatment for patients who have chronic or recurrent treatment-resistant depression. In Canada and the European Union, the indication for use also encompasses patients who do not tolerate standard treatment. FDA approved the TRD indication for the VNS Therapy System based on a long-term uncontrolled trial (the “pivotal” trial) of adjunctive VNS Therapy that showed significant, sustained improvement of depressive symptoms over one and two years, and based on a comparison of the 12-month outcomes in the pivotal trial with the 12-month outcomes among a non-randomized, but well-matched, group of patients who received only standard treatments for their TRD. After one year of adjunctive VNS Therapy in the pivotal trial, response to treatment ranged from 22% to 37% (depending on the outcome measure). Moreover, 60% of the patients who responded after three months of adjunctive VNS Therapy were still responders at one year and 70% of the three-month responders were responders at the two-year evaluation. For those patients who were responders at the one-year evaluation, 69% were still responders at the two-year evaluation. VNS Therapy was generally well tolerated in the depression clinical studies. The most commonly reported adverse events were similar to those observed in patients being treated with VNS Therapy for epilepsy and included voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing. These side effects tended to occur during stimulation, tended to be reported as mild or moderate and tended to be reported less frequently over time.

FDA Post-Approval Study Commitments and Other Clinical Research Studies

As a condition of approval for the VNS Therapy System TRD indication, the FDA is requiring us to conduct two post-approval studies. One is a 460-patient randomized, controlled study that compares outcomes for different levels of vagus nerve stimulation. The other is a patient registry that will include 1,000 patients treated with adjunctive VNS Therapy. Both studies are actively enrolling patients. To maintain timely progress in the 460-patient dosing study, we announced a program in early 2007 whereby we are donating the VNS Therapy Systems and paying for the surgical implantation of the devices (at a negotiated rate) for patients being enrolled in the study. We are also sponsoring post-marketing studies in refractory epilepsy, and we are supporting a variety of mechanism-of-actions studies to improve the fundamental understanding of how VNS Therapy works. We expect to continue to invest in similar research activities as appropriate.

VNS Therapy System

VNS Therapy is the first treatment approved by FDA for both medically refractory epilepsy and TRD. The safety profiles for VNS Therapy and the VNS Therapy System, including the implant procedure, are well established in clinical studies of refractory epilepsy and TRD and in commercial use in over 45,000 patients with over 180,000 total patient years of experience.

The VNS Therapy System is a proprietary, integrated system consisting of an implantable generator that delivers an electrical signal to an implantable lead attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism-

of-action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in blocking seizures and results in persistent or carryover antiepileptic effects, which increase with chronic intermittent stimulation. The mechanism-of-action research associated with our TRD studies has shown stimulation of the left vagus nerve results in modulation of areas of the brain thought to be important in the regulation of mood.

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

The implant procedure, including the cost of the device (approximately $17,000 for a Model 102 VNS Therapy System), hospital charges and physician fees, generally costs between $23,000 and $38,000.

Manufacturing and Sources of Supply

Our manufacturing operations are required to comply with FDA’s Quality System Regulation (“QSR”), which incorporates the agency’s former Good Manufacturing Practices regulations. The QSR is promulgated under section 520 of the Food, Drug and Cosmetic Act. It requires that manufacturers have a quality system for the design and production of medical devices. The regulation also requires that:

•	various specifications and controls be established for devices;

•	devices be designed under a quality system to meet these specifications;

•	devices be manufactured under a quality system;

•	finished devices meet these specifications;

•	devices be correctly installed, checked and serviced;

•	quality data be analyzed to identify and correct quality problems; and

•	complaints be processed.

Thus, the QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized KEMA Registered Quality, Inc. (“KEMA”) to ensure that we are in compliance with the requirements of International Standards Organization 13485:2003, “Medical devices — Quality management systems — Requirements for regulatory purposes” and the European Council Directive 90/385/CEE relating to Active Implantable Medical Devices (“AIMD”). KEMA is a Notified Body within the scope and framework of the European Council Directive 90/385/CEE relating to AIMD. We are audited by KEMA on an annual basis for such compliance.

The Model 102 and 102R VNS Therapy Pulse Generators, the only pulse generators we currently offer in the U.S., are similar in design and manufacture to a cardiac pacemaker. The Model 102 and 102R generators are comprised of one printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is laser welded. A header to which the bipolar lead connects is added and each unit is subject to final release testing prior to being sterilized.

Marketing and Sales

United States

We market and sell our products for refractory epilepsy and treatment-resistant depression through a direct sales force in the U.S. Our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among epileptologists and neurologists who treat refractory epilepsy, psychiatrists who treat TRD, implanting surgeons, nurses, third-party payers, hospitals, patients and their families.

To reach each of these groups, we are using a specialized sales force consisting of:

•	sales personnel with medical device, pharmaceutical, or nursing experience;

•	reimbursement specialists experienced in obtaining third-party coverage and payments for new medical technologies;

•	account executives and field clinical engineers experienced in obtaining, training and maintaining adequate surgical capacity for implanting the VNS Therapy System;

•	marketing teams experienced in educational and promotional marketing programs; and

•	case managers experienced in patient education, insurance verification and authorization issues.

In addition to our direct selling activities, we facilitate and support peer-to-peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.

In July 2005, FDA approved VNS Therapy as a long-term adjunctive treatment for patients 18 years of age or older with chronic or recurrent treatment-resistant depression in a major depressive episode and who have not responded to at least four adequate antidepressant treatments. Throughout fiscal 2006, we focused the efforts of our organization on the U.S. launch in TRD, and we structured our sales and case management organization to support anticipated sales demand in both the epilepsy and depression markets. Although patient and physician demand was strong, our actual sales did not increase to the extent anticipated due to a particularly challenging reimbursement environment. In fiscal 2007, we did not experience and do not anticipate any meaningful sales growth in TRD until such time as we obtain favorable coverage policies for VNS Therapy in TRD.

International

We market and sell our products in 71 countries through a combination of a direct sales force in certain European countries and distributors elsewhere. The VNS Therapy System is currently sold by a direct sales force in Austria, Belgium, Denmark, France, Germany, Italy, Luxemburg, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. We have distribution agreements with independent distributors covering a number of other countries, principally in Europe, Asia, South Africa, Australia, Mexico, South America and Canada. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. Under the terms of the distributor agreements, no product return rights are granted to the distributor and no additional product performance issues exist for us after shipment to the distributor. Pricing is generally fixed under the terms of the distribution agreements, but may change at our election, with as little as 30 days prior notice under most agreements. Sales incentives, if provided, are recorded as a reduction of net sales in the same period revenue is recognized.

Third-Party Reimbursement

Our ability to expand successfully the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coding, reimbursement and coverage for the implant procedure and follow-up care. In fiscal 2007, the coding that describes VNS related procedures was unchanged and continues to adequately and appropriately describe services of providers. Reimbursement or payment rates were largely unchanged over the past year, with a slight decline in the Medicare allowable amount. In epilepsy, the coverage environment was largely unchanged. In TRD, coverage for VNS Therapy was difficult to obtain throughout the year.

In deciding to cover a new therapy, payers base their initial coverage decisions on several factors including, but not limited to:

•	the status of FDA’s review of the product;

•	CMS’s national coverage determinations, as well as local coverage determinations by Medicare contractors;

•	BlueCross BlueShield Technology Evaluation Center recommendations;

•	the product’s safety and efficacy;

•	the number of studies performed and peer-reviewed articles published with respect to the product; and

•	how the product and therapy compare to alternative therapies.

Our Reimbursement Department is available to assist hospitals and physicians with reimbursement questions. Regional Reimbursement Managers and Case Managers are available through our Reimbursement Hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis and/or policy level. In epilepsy, virtually all technology assessments are favorable and most payers have coverage policies. In TRD, all the technology assessments are negative, and there are few plans with favorable coverage policies.

Medicare

Effective July 1, 1999, CMS issued National Coverage Policy Transmittal 114 (CIM Section 60-22). Under the policy, VNS Therapy is covered for patients with medically refractory partial onset seizures for whom surgery is not recommended or for whom surgery has failed. In May 2007, CMS issued its Coverage Decision Memorandum for

Vagus Nerve Stimulation for Treatment-Resistant Depression, concluding that Medicare coverage is not available for VNS Therapy as a treatment for TRD. For additional information, see “General” above.

Medicaid

Medicaid programs generally cover hospital inpatient and outpatient services that are medically necessary and appropriate. In epilepsy, most state Medicaid agencies have developed their own coverage policy for VNS Therapy or have adopted the National CMS coverage policy. In TRD, a small number of Medicaid programs provide coverage for VNS Therapy on a case-by-case basis, but most are still evaluating a coverage policy or have issued a non-coverage policy. CMS’s non-coverage determination on Medicare coverage for the treatment of TRD will make gaining coverage with Medicaid programs more difficult.

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

Private Payers

Private payers generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, private payers (commercial, managed care and other third-party payers) account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or adopted the national CMS coverage policy for use of VNS Therapy in epilepsy. As of the end of fiscal year 2007, coverage for VNS Therapy for TRD is very limited. Only a few plans have issued favorable coverage policies for VNS Therapy in TRD, and less than 100 are providing coverage on a case-by-case basis. Most plans have either no policy or a non-coverage policy. Following the May 2007 CMS national non-coverage determination for TRD, we may have difficulty expanding or even maintaining coverage among private payers.

While we believe the clinical evidence supporting VNS Therapy for TRD should be adequate to convince private payers to provide coverage over the long term, coverage approval is subject to each payer’s assessment program. We are actively working with private payers to gain approval of coverage for VNS Therapy in TRD, but we cannot give any assurances that private payers will expand or maintain coverage for VNS Therapy in TRD.

Payment rates vary among third-party plans based on contracts and payment methods of specific providers. Audits of providers have revealed that the average reimbursement rates for VNS Therapy-related procedures are generally acceptable to the providers.

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

In May 2005, we received approval from KEMA Medical, our European Regulatory Notified body, to market our DEMIPULSEtm and DEMIPULSE DUOtm VNS Therapy System generators in the member countries of the European Union for the approved epilepsy and depression indications for use. The DEMIPULSEtm generator is the next generation single-connector VNS Therapy System generator for use in new patients, and the DEMIPULSE DUOtm generator is the next generation dual-connector VNS Therapy System generator for use in patients who have elected replacement of their previous dual-connector generator at the end of its battery life. Both the DEMIPULSEtm and DEMIPULSE DUOtm generators are capable of delivering greater functionality and are smaller and lighter than the previous models. We submitted the Premarket Approval Application Supplement (“PMA-S”) for both the DEMIPULSEtm and the DEMIPULSE DUOtm generators to FDA in January 2007 and initiated limited release in Europe in May 2007. We anticipate FDA approval during the latter half of 2007 and commercial release prior to the end of 2007.

The VNS Therapy PERENNIAtm Lead was approved by FDA in May 2006 and by KEMA Medical in August 2006. The lead is currently in a limited commercial release. Functionally, the new lead is the same as its reliable predecessor, the Model 302 Lead, but it incorporates a new design and is constructed from more durable components. Mechanical tests conducted in a laboratory setting have shown the PERENNIAtm Lead to be more robust than its predecessor.

We received approval for Model 250, Version 7.1 software from KEMA in May 2006 and from FDA in June 2006.

We are conducting ongoing product development programs to enhance the VNS Therapy System pulse generator, the bipolar lead and programming software. We will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of new and improved products.

Competition

We believe that in the fields of refractory epilepsy and TRD, existing and future drug therapies are and will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies for the treatment of partial seizures and TRD. Medtronic, Inc., for example, continues to conduct clinical studies involving an implantable signal generator used with an invasive deep brain probe for the treatment of neurological disorders including depression, and has received FDA approval for the device for the treatment of essential tremor and Parkinson’s Disease. We could also face competition from other large medical device and pharmaceutical companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy or TRD than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy. The development by others of new treatment methods with novel antiepileptic and depression drugs, medical devices or surgical techniques for epilepsy could render the VNS Therapy System noncompetitive or obsolete.

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

While no other therapies have been specifically approved for TRD, a well-established array of antidepressant drugs, typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for refractory patients. For severe patients or those at acute risk for suicide, ECT is often used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to TRD patients. As other forms of neurostimulation are investigated and developed for TRD, these may emerge as competition for VNS patient candidates. Less invasive procedures like rTMS and MST (magnetic seizure therapy) may compete for a similar place in the TRD treatment algorithm. More invasive technology like DBS is also being investigated for TRD. Finally, ECT is undergoing refinements in technique to increase specificity and reduce the cognitive deficit side effects; if successful, the tolerability and patient acceptance of ECT could improve in the future. These neurostimulation techniques could prove to be more effective, more predictable, or have a more rapid onset of antidepressant activity than VNS Therapy.

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

We have an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we currently maintain exclusive licenses on five U.S. method patents (and such international counterparts as have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of movement disorders (including epilepsy), neuropsychiatric disorders (including depression) and other disorders. We believe that these patents give us an advantage by limiting competition in vagus nerve stimulation to treat refractory epilepsy and TRD. The license agreement will give us coverage until expiration of the licensed patents in July 2011 for movement disorders and May 2011 for neuropsychiatric disorders. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales through July 2011, after which royalties will be reduced to 1.0% for the duration of any remaining patents covering licensed products.

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

Including the patents referred to in the agreements described above, as of April 27, 2007, we owned or licensed 34 U.S. patents and 75 pending U.S. patent applications, covering various aspects of the VNS Therapy System, potential improvements to the VNS Therapy System and methods of treatment for a variety of disorders through electrical stimulation of the vagus nerve or other cranial nerves. In addition to movement disorders, other method patents cover the fields of eating disorders (including obesity and bulimia), endocrine disorders, migraine headaches, dementia, neuropsychiatric disorders (including depression and anxiety disorders), motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain key international jurisdictions and currently own or license 31 patents issued by the European Patent Office or other international authorities and 48 patent applications pending in the European Patent Office or before other international authorities.

We cannot assure you that patents will issue from any of the pending applications or if patents issue, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

We believe that the patents we own and license provide us with protection in the U.S. in the field of cranial nerve stimulation, including VNS for the control of epilepsy and other movement disorders, (including Parkinson’s Disease and essential tremor), neuropsychiatric disorders (including clinical depression), eating disorders, anxiety disorders, obesity, dementia (including Alzheimer’s Disease) and additional indications for which method patents have been issued. The protection provided by our international patents is not as strong as that provided by our U.S. patents due to differences in patent laws. In particular, European and other countries prohibit patents covering methods for treatment of the human body by surgery or therapy.

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

Product Liability and Insurance

The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in two product liability lawsuits alleging negligence, strict liability and breach of warranty. We likely will be named in the future as a defendant in product liability lawsuits alleging claims of negligence, strict liability, breach of warranty, negligent misrepresentation, failure to warn, wrongful death and other claims. We do not believe that the VNS Therapy System is defective or otherwise has caused or will cause injury to patients who are or may be involved in these lawsuits; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. We establish a liability reserve on our balance sheet in an amount less than our self-insured retention for all matters that we believe is probable of payment as a result of a judgment or settlement. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove not to be adequate in some circumstances. Product liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position.

We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes. On May 31, 2007, we renewed our executive and organization liability policies through May 31, 2008.

Employees

As of June 1, 2007, we had approximately 547 full-time employees. We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is good. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

Financial Information About Segment and Geographical Areas

Our financial information, including our revenues and long-lived assets by geographical area, is included in the Consolidated Financial Statements and the related Notes beginning on page F-1.

Internet Website and Availability of Public Filings with the SEC

Our internet address is www.cyberonics.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to the SEC. Also available on our website are our corporate governance guidelines, corporate code of business conduct and ethics, financial code of ethics and charters for each standing committee of our Board of Directors.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated into this Form 10-K.

Item 1A.	Risk Factors

Our common stock price constantly changes.

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 27, 2007, our stock traded from a high of $27.55 to a low of $14.70 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

•	changes in the general conditions of the economy;

•	regulatory activities and announcements;

•	federal and state enforcement initiatives related to medical device companies;

•	changes in market valuations of medical device companies in general;

•	national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and others;

•	results of studies regarding the safety and efficacy of drugs or devices that are potential competitors to our VNS Therapy System;

•	results of studies regarding the safety and efficacy of our VNS Therapy treatment for various indications including epilepsy, depression, Alzheimer’s Disease, anxiety and other disorders;

•	quarterly variations in our sales and operating results;

•	announcements of significant contracts, acquisitions or capital commitments;

•	changes in financial estimates by securities analysts;

•	additions or departures of key management personnel;

•	risks and costs associated with the previously disclosed inquiries by the SEC staff and the U.S. Attorney and with any litigation relating thereto or to our stock option grants, procedures and practices;

•	the impact of the restatement of our financial statements and any other actions that might be taken or required as a result of such inquiries, including a default under our credit facility or debt instruments;

•	the potential identification of material weaknesses in our internal controls over financial reporting; and

•	uncertainties associated with stockholder derivative litigation.

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

Through April 27, 2007, we incurred an accumulated net deficit of approximately $259 million. We continue to incur substantial expenses, including:

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

We can provide no assurance that our revenues will grow or that our expenses will decline sufficiently to enable us to become profitable in the future. The report of our auditors with respect to their audit of our Consolidated Financial Statements for the fiscal year ended April 27, 2007 contains an explanatory paragraph relating to the preparation of our financial statements as a “going concern.” While our management expects to resolve the conditions referenced in “Note 2. Going Concern” in the Notes to the Consolidated Financial Statements, we can offer no assurance that we will be able to resolve these conditions and continue as a going concern.

In the future, we could have a material weakness in our internal control over financial reporting.

We reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (“2006 Form 10-K”) that management identified a material weakness in our internal control over financial reporting. Our management concluded that, as a result of this material weakness, our internal control over financial reporting was not effective as of April 28, 2006 based upon the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission. This material weakness resulted in the material misstatement of stock-based compensation expense in our consolidated financial statements for the 2004 and 2005 fiscal years and each of the quarters of fiscal 2005 and 2006 and we restated previously issued financial statements for the 2004 and 2005 fiscal years and each of the quarters of fiscal years 2005 and 2006. We have successfully remediated this material weakness. However, if management determines or our independent registered public accountants conclude that we have a material weakness in the future, it could adversely affect our credit rating, lead to short-term price volatility, trigger an investigation by a regulatory authority or result in additional stockholder litigation, any of which could severely harm our business, our consolidated financial position and results of operations.

Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline.

Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter for several reasons, including, without limitation:

•	the extent to which the VNS Therapy System gains market acceptance;

•	the timing of obtaining marketing approvals for the VNS Therapy System for other indications, if any;

•	the existence and timing of any approvals or non-coverage determinations for reimbursement by third-party payers;

•	the rate and size of expenditures incurred as we expand our clinical, manufacturing, sales, marketing and product development efforts;

•	our ability to retain qualified sales personnel;

•	the availability of key components, materials and contract services, which depends on our ability to forecast sales among other things;

•	investigations of our business and business-related activities by regulatory or other governmental authorities;

•	product recalls or safety alerts; and

•	litigation, including product liability, securities class action, stockholder derivative, general commercial and other lawsuits.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly and may be below security analyst expectations, which may in turn cause our stock price to decline.

We may fail to comply with one or more of the many regulations that govern our business activities.

We are subject to extensive and rigorous ongoing regulation of the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our product. Our failure to comply with regulations or to identify and resolve manufacturing or safety problems prior to commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, any of which could delay further marketing until our product is brought into compliance. Our failure to comply with these requirements could have a significant negative impact on our future operating results and may also subject us to stringent penalties and lawsuits.

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.

As of April 27, 2007, we had approximately $125.0 million in convertible debt with aggregate annual debt service obligations, excluding full repayment of principal, of approximately $3.8 million and $7.5 million in outstanding borrowings against our revolving credit facility. If we issue other securities in the future, our debt service obligations and interest expense will increase further. We intend to fulfill our debt service obligations from earnings and our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financing sufficient to meet these obligations, we may have to delay or curtail our research, development and commercialization programs. Our indebtedness could have significant additional negative consequences, including, without limitation:

•	requiring the dedication of a portion of our cash to service our indebtedness and to pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our research, development and commercialization efforts and planned capital expenditures;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors with better access to capital resources.

Upon the occurrence of a fundamental change, holders of our senior subordinated Convertible Notes may force us to purchase their Convertible Notes at the full amount owed, including accrued but unpaid interest.

If we undergo a fundamental change, including, but not limited to, the acquisition by any person of the beneficial ownership of 50% of our common stock, our consolidation or merger with or into any other person, our liquidation, or our common stock being removed from listing on The NASDAQ Global Market, holders of our $125.0 million of 3% Senior Subordinated Convertible Notes due in 2012 (“Convertible Notes”) may, at their option, require us to purchase their Convertible Notes for the full amount owed including accrued but unpaid interest. This amount may be greater than the value of the Convertible Notes at the time of repurchase. As a result, the possibility of a repurchase requirement may inhibit the consummation of certain transactions such as mergers that may be beneficial to our stockholders.

Upon the occurrence of certain events, the initial conversion rate of our Convertible Notes will be adjusted, which could result in an increased number of shares being issued upon conversion.

The initial conversion rate of our Convertible Notes will be adjusted upon the occurrence of certain events, including, among others, the issuance to our stockholders of certain rights to purchase our common stock at less than the current market price of our common stock or the issuance of cash dividends to substantially all of our stockholders. If the conversion rate is adjusted, holders of our Convertible Notes will receive a greater number of shares of our common stock per Convertible Note, resulting in increased percentage ownership of our common stock by the noteholders.

We may be forced to repay the full amount of our outstanding $125.0 million convertible note indebtedness and senior credit indebtedness on an accelerated basis.

In July 2006, we received a notice of default and demand letter (“Notice of Default”) from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee with respect to our Convertible Notes, as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Convertible Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. As a result, although the Convertible Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheet as of April 27, 2007. We deny that a default occurred under the Indenture, and on June 13, 2007, a federal district court granted summary judgment to Cyberonics and declared that no default occurred under the Indenture. In its court filings, the Trustee stated that it was seeking approximately $20.0 million in damages plus interest and attorney fees, but it reserved the right to seek immediate payment of full value of the Convertible Notes. The Trustee has not appealed the district court’s decision; however, if the Trustee appeals the decision of the district court, and if the court of appeals reverses the district court’s decision and determines that a default occurred, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. In addition, a default under the Indenture constitutes a default under our Credit Agreement dated January 13, 2006 (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). If the principal and accrued interest on the outstanding Convertible Notes and our outstanding indebtedness under the credit agreement must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness, and we may be forced to seek protection under the U.S. Bankruptcy Code.

We may not be able to access sufficient additional capital sources or to access capital on terms which are acceptable to us.

Our capital requirements are substantial and depend on many factors, including market acceptance of our product and clinical and strategic development opportunities. A large portion of our expenses is currently fixed, including expenses related to our facilities, equipment and personnel, and we may need to spend significant amounts to conduct our post-marketing clinical studies or for product improvement and development. We will need to generate significant additional revenues to achieve profitability in the future. Even if we do achieve profitability, we may not be able to increase profitability on a quarterly or annual basis. Furthermore, if additional capital is required, we may not be able to access sufficient sources or to access capital on terms which are acceptable to us.

We may not be successful in our efforts to develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

We have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications beyond refractory epilepsy and TRD. Regulatory approval for any likely new indications would require us to conduct one or more larger scale pivotal trials. We have not conducted such pivotal trials for any indication beyond refractory epilepsy and TRD, nor do we have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indications in refractory epilepsy and TRD.

We may not be able to expand or maintain market acceptance of the use of the VNS Therapy System to treat epilepsy or depression, which could cause our sales to be lower than expectations.

Our product portfolio is limited to VNS Therapy Systems for two indications, refractory epilepsy and TRD. Market acceptance of the VNS Therapy System for these indications depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. On May 4, 2007, CMS issued a national non-coverage determination with respect to VNS Therapy for TRD. Prior to the non-coverage determination, some patients were able to obtain coverage on a case-by-case basis through their local Medicare contractor or Fiscal Intermediary. Since the national non-coverage determination is binding on all local Medicare contractors, patients will no longer be able to obtain Medicare coverage on a case-by-case basis. In addition, CMS’s non-coverage determination may have a detrimental effect on coverage decisions by other payers, including Medicaid. While the VNS Therapy System has been implanted in more than

45,000 patients, many physicians are still unfamiliar with this form of therapy. We believe that existing pharmacological therapies, surgery (for refractory epilepsy) and ECT (for TRD) are the only other approved and currently available therapies competitive with the VNS Therapy System. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that could change physicians’ opinions or use of our product for refractory epilepsy. We cannot assure you that we will receive broad reimbursement coverage for TRD or that our sales will increase for epilepsy or TRD. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance would severely harm our business, our consolidated financial position and results of operations.

We may not be successful in our marketing and sales efforts, which could severely harm our business.

We launched VNS Therapy for TRD in August 2005 following expansion of our sales and case management organization to support anticipated sales demand in both epilepsy and TRD markets. Although patient demand has been strong, our sales have not increased to the extent we anticipated in August 2005. At the present time, we do not expect sales of the VNS Therapy System for TRD to result in any consistent revenue growth until the product receives broader regional or national coverage by insurers and other payers. In addition, the absence of broad regional or national insurance coverage may have a negative effect on psychiatrists’ prescribing habits, resulting in decreasing sales of VNS Therapy Systems for TRD. Our inability to achieve annual or quarterly revenue growth could substantially harm our consolidated results of operations and financial position.

Patient confidentiality and federal and state privacy and security laws and regulations may adversely impact our selling model.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes federal rules protecting the privacy and security of personal health information. The privacy and security rules address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. We intend to comply with applicable privacy and security standards. However, if we fail to comply with the applicable regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 and potential imprisonment. In addition to HIPAA, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. Even if our business model is compliant with the HIPAA Privacy and Security Rule and the Texas privacy laws, it may not be compliant with the privacy laws of all states. Because the operation of our business involves the collection and use of substantial amounts of “protected health information,” we endeavor to conduct our business as a “covered entity” under the HIPAA Privacy and Security Rule and consistent with the Texas privacy laws, obtaining HIPAA-compliant patient authorizations where required to support the collection and use of patient information. We also sometimes act as a “business associate” for a covered entity. Despite extensive efforts to conduct our business as a covered entity under the HIPAA Privacy and Security Rules, the Office for Civil Rights of the Department of Health and Human Services or another government enforcement agency may determine that our business model or operations are not in compliance with the HIPAA Privacy and Security Rules, which could subject us to penalties, could severely limit our ability to market and sell VNS Therapy under our existing business model and could harm our business growth and consolidated financial position.

We may be unable to obtain and maintain adequate third-party reimbursement on our product, which could have a significant negative impact on our future operating results.

Our ability to commercialize the VNS Therapy System successfully depends, in part, on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received substantial reimbursement coverage approval for the treatment of depression. In May 2007, CMS issued a national non-coverage determination with respect to VNS Therapy for TRD.

This non-coverage determination means that Medicare will not cover VNS Therapy for TRD. Prior to the non-coverage determination, some patients were able to obtain coverage on a case-by-case basis through their local Medicare contractor or Fiscal Intermediary. Since the national non-coverage determination is binding on all local Medicare contractors, patients will no longer be able to obtain Medicare coverage on a case-by-case basis. In addition, the CMS non-coverage determination also may have a detrimental effect on potential and existing coverage by Medicaid and private payers. In addition, periodic changes to reimbursement methodology for medical devices under the Medicare and Medicaid programs occur and may reduce the rate of increase in federal expenditures for health care costs. Such changes, as well as any future regulatory changes and the failure of the VNS Therapy System to continue to qualify for reimbursement under these programs, may have an adverse impact on our business.

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

If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design, which would impair our ability to deliver products to our customers on a timely basis.

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

In November 2006, we sent physicians a safety alert letter warning of a rare software anomaly that can cause the VNS Therapy System pulse generator to deliver an output current of eight milliamps during an interrupted programming session. This amount of output current is within the range of currents originally approved by the FDA as safe and effective, but it is higher than is recommended for use. We are aware of eight occurrences of this anomaly, among more than 45,000 VNS Therapy Systems implanted. Although none of the occurrences was associated with permanent injury to a patient, most resulted in at least temporary discomfort. FDA has classified this anomaly as a Class II recall, which we have addressed by means of the safety alert letter. If we fail to follow up appropriately regarding distribution of the safety alert letter, we could be subject to regulatory sanctions.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.

Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our business and our consolidated financial position and results of operations.

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

The manufacture and sale of the VNS Therapy System, an implantable medical device, entails the risk of product liability claims, which we have received from time to time in the ordinary course of business. We may be responsible for large self-insured retentions for each claim, and our product liability coverage limit may not be adequate to pay defense costs and judgments that may result from these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and consolidated financial position.

If we do not continue to comply with changing government laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties.

The preclinical and clinical design, testing, manufacturing, labeling, sale, distribution, servicing and promotion of the VNS Therapy System are subject to extensive and rigorous federal and state laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, Medicaid, HIPAA and FDA) and from comparable state agencies. In the future, it will be necessary for us to obtain additional government approvals for other indications of the VNS Therapy System, if we choose to develop new indications, and for modified or future-generation products. It is also necessary for us to ensure that our marketing and sales practices comply with all laws and regulations. Commercial distribution in certain foreign countries is also subject to regulatory approvals from the appropriate authorities in such countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the TRD indication, the FDA has required us to conduct a post-approval 460-patient dosing study and a 2,000-patient registry of which 1,000 will be treated with VNS Therapy. The results of these studies may be included in product labeling. If we fail to complete these studies in a timely manner, we may be subject to regulatory action, including withdrawal of our TRD indication approval.

We are subject to federal and state laws governing our sales and marketing practices, and failure to adhere to these laws could result in substantial fines and other penalties.

We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act and the HIPAA Privacy Rule, that govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the Office of the Inspector General of Health and Human Services Department (“OIG”) and the U.S. Department of Justice (“DOJ”). Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the Anti-Kickback Statute based on certain marketing and sales practices and compensation arrangements with referral sources. Pharmaceutical and medical device manufacturers also have been accused of alleged violations of the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (1) knowingly presents a false or fraudulent claim for payment to the U.S. government, (2) knowingly uses a false record or statement to obtain payment or (3) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a prosecution under the Anti-Kickback Statute, a false claims action, be liable for monetary fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case.

In 2004, we adopted a healthcare law compliance program, including our Business Practice Standards, which is a set of policies that embody the AdvaMed Code of Ethics for Interactions with Health Care Professionals. In January 2006, we adopted significant revisions to our Business Practice Standards that we believe more thoroughly address our compliance risks. We endeavor to conduct our business in compliance with our Business Practice Standards and to ensure continued compliance through regular education of our employees, audits of employee activities, and appropriate responses to violations of the Business Practice Standards. Although we believe that these efforts have been successful and that we are in substantial compliance with our policies and the healthcare laws, given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel employed by us, violations of our policy and the law could occur. We could be subject to investigation by the OIG or the DOJ or a comparable state agency. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of our products from Medicare and Medicaid reimbursement.

Our international operations are subject to risks not generally associated with commercialization efforts in the U.S.

We may not be successful in increasing our international sales or in obtaining reimbursement or any regulatory approvals required in foreign countries. The anticipated international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where the VNS Therapy System is sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and new laws or regulations may impair our ability to market and sell our products in those jurisdictions.

Our failure to attract and retain qualified personnel, including key officers, could adversely affect our operations.

In connection with the commercialization of the VNS Therapy System in the U.S. for TRD, we made significant changes to our organization, including an initial scale up in personnel from February 2005 through July 2005 of approximately 50% and subsequent reductions in personnel of 11% in fiscal 2006 and 15% in fiscal 2007. Such activities have placed, and may continue to place a significant strain on our resources and operations. Our ability to grow in the future will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel. In November 2006, the Chief Executive Officer and Chief Financial Officer resigned, and in May 2007 we hired a new Chief Executive Officer and our Interim Chief Financial Officer resigned. These changes in key management positions strain our existing resources, creating a risk of loss of other key employees. As a result, our business could be affected detrimentally.

We have in the past and are again now involved in an investigation conducted by the Staff of the Senate Finance Committee resulting in adverse publicity, expenditure of substantial resources and diversion of management attention, all with an adverse effect on our business.

We received a letter in November 2006 and a second letter in March 2007 from Senator Charles Grassley on behalf of the United States Senate Committee on Finance (“SFC”) requesting our cooperation in providing certain documents and information relating to (1) our employees, agents and consultants regarding their meetings and communications with the CMS regarding coverage of the VNS Therapy System for TRD and (2) our agents’ and consultants’ participation in presentations, preparation of publications and advice to government agencies on VNS Therapy for TRD. A discussion of the SFC investigation is contained in “Note 15. Litigation — Senate Finance Committee Investigation.” We are unable to provide assurance at this time as to any further action that may be taken by the SFC or its staff in regard to this matter. Any further action taken by the SFC or its staff could have a material adverse effect on our business, including but not limited to increased expense to comply with requests and diversion of management attention from the conduct of our business.

We have been named in a putative securities class action lawsuit.

We and certain of our officers have been named as defendants in a putative class action lawsuit. A discussion of this lawsuit is contained in “Note 15. Litigation — Securities Class Action Lawsuit.” Although it is not possible at this early stage to predict the likely outcome of this lawsuit, an adverse result could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows. Even if the result of such litigation is not adverse, the cost of defending against such litigation has been and will continue to be expensive and could have a material adverse effect on our consolidated financial position.

We are the subject of governmental investigations related to our stock option granting practices and procedures and other matters, the outcome of which could adversely affect our business.

In June 2006, the SEC staff advised us that it had commenced an informal inquiry of our stock option grants and related practices, procedures and accounting. In June 2006, we also received a subpoena from the U.S. Attorney requesting documents related to the same matters. In October 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by Alabama BlueCross BlueShield and Aetna and the aging of our accounts receivable since January 1, 2003. We are cooperating with these governmental investigations. A more detailed discussion of these matters is contained in “Note 15. Litigation — Governmental Investigations of Options Granting Practices.” Although it is not possible at this early stage to predict the likely outcome of these inquiries, an adverse result could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows. Even if the result of such inquiries is not adverse, the cost of defending against such inquiries has been and will continue to be expensive and could have a material adverse effect on our consolidated financial position.

We are named as a nominal defendant in six stockholder derivative lawsuits which, as a result of our indemnity obligations to the current and former officers and directors named as defendants, could be costly to us.

A discussion of the pending stockholder derivative claims is contained in “Note 15. Litigation — Stockholder Derivative Litigation.” Our bylaws require us to advance fees and expenses to officers and directors in certain situations. The advancement of fees and expenses to officers and directors, both current and former, to defend the stockholder derivative claims could be costly and could have a material adverse effect on our consolidated financial position.

Item 1B.	Unresolved Staff Comments

We have previously disclosed that we are subject to an inquiry by the SEC relating to our accounting for stock option grants. To date, we have not received written comments by the SEC regarding any of our periodic or current reports filed under the Exchange Act, as amended, not less than 180 days before the fiscal year ended April 27, 2007 that remain unresolved.

Item 2.	Properties

We have agreed to lease approximately 143,000 square feet of office and manufacturing space in Houston, Texas through December 2009. We have also agreed to lease approximately 17,000 square feet in sales offices in Europe through April 2010. All leased properties have been expanded to accommodate expected growth in our domestic and international businesses.

Item 3.	Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 15. Litigation.”

Item 4.	Submission of Matters to a Vote of Security Holders

Two matters were submitted to a vote at our annual meeting of stockholders held on February 1, 2007: (1) the election of directors to the Cyberonics’ Board of Directors and (2) the ratification of the selection of KPMG LLP as Cyberonics’ independent registered public accounting firm for the fiscal year ending April 27, 2007.

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

On the proposal to ratify the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending April 27, 2007, 19,178,345 votes were received for approval of the proposal, 850,175 votes were received against approval of the proposal and holders of 1,273,671 shares abstained from voting on this proposal. There were no broker non-votes on this proposal.

On April 24, 2007, our Board appointed Daniel J. Moore as President, Chief Executive Officer and member of the Board effective on May 1, 2007, subject to his execution of an employment agreement prior to May 5, 2007. We executed an employment agreement with Mr. Moore on April 26, 2007 and he joined our Board on May 1, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during fiscal years 2006 and 2007 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low

Fiscal Year Ended April 28, 2006
First Quarter	$47.77	$32.70
Second Quarter	40.69	26.63
Third Quarter	35.30	26.88
Fourth Quarter	30.96	22.61
Fiscal Year Ended April 27, 2007
First Quarter	27.16	19.74
Second Quarter	21.64	14.70
Third Quarter	27.55	17.30
Fourth Quarter	23.02	17.62

As of June 22, 2007, according to data provided by our transfer agent, there were 387 stockholders of record.

During fiscal 2006 and 2007, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors. In addition, the credit agreement restricts us from issuing dividends if we are in default of any term of the agreement or if after paying the dividend, we should not be in compliance with the financial covenants of the agreement.

For a discussion of the securities authorized under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and related Notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related Notes for the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005 is derived from consolidated financial statements that are included in this Form 10-K. The selected financial data for the 53 weeks ended April 30, 2004 and 52 weeks ended April 25, 2003 is derived from unaudited financial statements that are not included in this Form 10-K.

	52 Weeks Ended			53 Weeks Ended	52 Weeks Ended
	April 27,	April 28,	April 29,	April 30,	April 25,
	2007	2006	2005	2004	2003

Consolidated Statement of Operations Data:
Net sales	$130,968,437	$123,441,575	$103,442,570	$110,721,499	$104,466,998
Cost of sales	18,258,374	15,822,045	15,674,040	16,386,487	16,202,831

Gross profit	112,710,063	107,619,530	87,768,530	94,335,012	88,264,167
Operating expenses:
Selling, general and administrative	134,144,315	137,310,196	86,972,068	72,198,977	70,480,847
Research and development	28,092,243	29,541,707	20,092,810	17,582,527	18,376,484

Total operating expenses	162,236,558	166,851,903	107,064,878	89,781,504	88,857,331

Earnings (loss) from operations	(49,526,495)	(59,232,373)	(19,296,348)	4,553,508	(593,164)
Interest income	4,649,394	3,211,956	1,072,488	469,924	471,213
Interest expense	(5,913,119)	(3,018,969)	(444,270)	(565,702)	(413,192)
Other income (expense), net	(311,112)	69,460	84,736	390,997	572,851

Earnings (loss) before income taxes	(51,101,332)	(58,969,926)	(18,583,394)	4,848,727	37,708
Income tax expense	78,775	99,266	26,113	230,789	129,563

Net earnings (loss)	$(51,180,107)	$(59,069,192)	$(18,609,507)	$4,617,938	$(91,855)

Basic earnings (loss) per share	$(2.01)	$(2.37)	$(0.77)	$0.20	$(0.00)
Diluted earnings (loss) per share	$(2.01)	$(2.37)	$(0.77)	$0.18	$(0.00)

Shares used in computing basic earnings (loss) per share	25,514,232	24,916,938	24,036,736	22,921,031	22,034,651
Shares used in computing diluted earnings (loss) per share	25.514,232	24,916,938	24,036,736	25,954,640	22,034,651

Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$84,804,876	$92,355,071	$61,475,892	$58,363,731	$43,576,305
Total assets	137,644,883	152,300,284	98,855,397	94,296,524	75,115,312
Convertible Notes	125,000,000	125,000,000	—	—	—
Line of credit	7,500,000	2,500,000	3,000,000	10,031,000	8,370,000
Long-term obligations	295,184	1,148,457	209,928	—	141,066
Accumulated deficit	(258,646,256)	(207,466,149)	(148,396,957)	(129,787,450)	(134,405,388)
Common stockholders’ equity (deficit)	(16,062,229)	4,629,866	75,595,841	68,980,479	48,512,003

As discussed in “Note 10. Stock Incentive and Purchase Plans” in the Notes to the Financial Statements, we adopted SFAS 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) effective April 29, 2006. As a result, we recognized non-cash compensation expenses during fiscal 2007 in the amount of $19.4 million. See “Note 10. Stock Incentive and Purchase Plans” in the notes to the Financial Statements for additional information.

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

This item provides material historical and prospective disclosures enabling investors and other users to assess our consolidated financial position and results of operations. The Consolidated Financial Statements, excluding the related Notes, include the consolidated statements of operations, consolidated balance sheets, consolidated statements of stockholders’ equity (deficit) and comprehensive loss and consolidated statements of cash flows. The Notes are an integral part of the Consolidated Financial Statements and provide additional information required to fully understand the nature of amounts included in the Consolidated Financial Statements.

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $259 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. For the fiscal years ended April 27, 2007 and April 28, 2006 we had a net loss of $51 million and $59 million, respectively. To fund our operations, in fiscal 2006, we incurred additional indebtedness through the issuance of $125 million of Convertible Notes and the establishment of a $40 million line of credit.

In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Convertible Notes as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount together with accrued and unpaid interest, and fees and expenses and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We believe that no default occurred under the Indenture, and on June 13, 2007, a federal district court granted summary judgment to Cyberonics and declared that no default occurred under the Indenture. In its court filings, the Trustee stated that it was seeking approximately $20.0 million in damages plus interest and attorney fees, but it reserved the right to seek immediate payment of full value of the Convertible Notes. The Trustee has not appealed the district court’s decision; however, if the Trustee appeals the decision of the district court and if the court of appeals reverses the district court’s decision, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheets as of April 27, 2007 and April 28, 2006. In addition, if a default occurred under the Indenture, we would also be in default of the $40.0 million Line of Credit. If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to renegotiate the terms of the Indenture, or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Overview

We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, VNS Therapy, for the treatment of epilepsy, TRD and other debilitating neurological, psychiatric diseases and other disorders. The FDA approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, Europe, South America, Africa, India, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. FDA also approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Union countries and Canada approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

Our ability to expand successfully the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of epilepsy. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. Absent favorable national and regional coverage policies, we have been obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Our long-term growth in TRD is dependent on our progress in obtaining favorable national and regional coverage policies in TRD.

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

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through April 27, 2007, we incurred an accumulated net deficit of approximately $259 million. We anticipate increasing investments in post-approval clinical studies in epilepsy and depression.

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

Related Proceedings

Regulatory Proceedings.  In June 2006, the SEC staff advised us that it had commenced an informal inquiry of our stock option grants and related practices, procedures and accounting. In addition, we received a subpoena from the U.S. Attorney requesting documents related to the same matters. For additional information, see “Note 15. Litigation” in the Notes to the Consolidated Financial Statements.

Legal Proceedings.  We are named as a nominal defendant in stockholder derivative lawsuits pending in Texas state and federal courts wherein a stockholder purports to pursue claims on our behalf against several of our current and former officers and members of our Board of Directors. For additional information, see “Note 15. Litigation” in the Notes to the Consolidated Financial Statements. In June 2005, a putative class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the Southern District of Texas. For additional information, see “Note 15. Litigation” in the Notes to the Consolidated Financial Statements.

Significant Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our most significant accounting policies are disclosed in “Note 1. Summary of Significant Accounting Policies and Related Data” in the Notes to the Consolidated Financial Statements.

The preparation of the Consolidated Financial Statements, in conformity with GAAP, requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the related Notes. The accompanying Consolidated Financial Statements have been prepared on a going concern basis. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

We consider the following accounting policies as the most significant because, in management’s view, they are most important to the portrayal of our consolidated financial position and results of operations and most demanding in terms of requiring estimates and other exercises of judgment.

Accounts Receivable.  We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or what we have historically experienced would reduce earnings when they become known.

Inventories.  We state our inventories at the lower of cost, first-in, first-out (“FIFO”) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand differs from expectations.

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

Stock Options.  Prior to April 29, 2006, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which disclosures are presented in “Note 1. Summary of Significant Accounting Policies and Related Data” in the Notes to the Consolidated Financial Statements. Because of this election, we accounted for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations.

We adopted SFAS 123(R) on April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method, which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of

SFAS 123(R), we recognized non-cash share-based compensation expense of approximately $19.4 million during fiscal 2007 including the impact associated with the resignation of certain former officers and employees and we anticipate recognizing approximately $11.4 million in non-cash compensation expense during fiscal 2008. This estimate is affected by assumptions regarding a number of complex and subjective variables.

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

Results of Operations

Net Sales

U.S. net sales increased by $3.2 million, or 2.9%, in fiscal year 2007 compared to fiscal year 2006 primarily due to higher average selling prices. International net sales increased by $4.3 million, or 28%, in fiscal year 2007 compared to fiscal year 2006, due to a 22% increase in new patient sales and a 9% higher average selling price.

U.S. net sales increased by $17.6 million, or 20%, in fiscal year 2006 compared to fiscal year 2005, primarily due to an 18% increase in new patient sales, partially offset by a decrease in replacement sales. International net sales increased by $2.4 million, or 18%, in fiscal year 2006 compared to fiscal 2005 due to increases in new patient sales.

Gross Profit

Gross profit increased by $5.1 million, or 5% in fiscal year 2007, compared to fiscal year 2006 primarily due to higher average selling prices and increased sales volumes. Gross profit margin decreased by 112 basis points to 86.1% compared to fiscal 2006 due to lower production volumes affecting operational efficiencies, which had an adverse impact of 233 basis points, non-cash stock — based compensation expense of $0.8 million with an impact of 60 basis points offset by higher average selling prices with a favorable impact of 181 basis points.

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

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses for the fiscal year 2007 decreased by $3.2 million, or 2.3%, as compared to fiscal year 2006. The decrease is primarily due to a decrease of $37.9 million in sales, marketing and related expenses associated with the TRD launch during fiscal year 2006, which was partially offset by higher Finance and Administration expenses of $5.4 million primarily associated with the resignations of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), proxy cost of approximately $1.6 million associated with a director election contest, an increase of $10.9 million in legal and other expenses primarily due to costs associated with the investigation into our stock options granting and accounting practices, and an increase in non-cash charges of $17.7 million applicable to our adoption of SFAS 123(R). SG&A expenses increased by $50.3 million, or 58%, in fiscal year 2006 as compared to fiscal year 2005. SG&A expenses include pre-tax non-cash stock-based compensation expense of $15.4 million, ($2.3) million and $6.1 million for fiscal years ended April 27, 2007, April 28, 2006 and April 29, 2005, respectively. In fiscal 2006, SG&A expense included a credit of $2.3 million for pre-tax non-

cash stock-based compensation expense due to variable accounting treatment for certain grants and a drop in our common stock price relative to the price at the end of fiscal 2005.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. R&D expenses decreased by $1.4 million, or 4.9%, as compared to fiscal year 2006 and increased by $9.4 million, or 47%, in fiscal year 2006 as compared to fiscal year 2005. The decrease in fiscal year 2007 is primarily due to a reduction in engineering and regulatory expenses of $4.9 million, partially offset by an increase of $2.4 million in international clinical expenses and $2.5 million in higher non-cash charges. The increases during fiscal year 2006 as compared to fiscal year 2005 were primarily due to additional product development programs and expanded regulatory activities primarily related to the depression approval and launch. R&D expenses include pre-tax non-cash stock-based compensation expense of $3.3 million, $1.7 million and $0.9 million for fiscal years ended April 27, 2007, April 28, 2006 and April 29, 2005, respectively.

Interest Income

Interest income of $4.6 million during fiscal year 2007 increased by 45% as compared to interest income of $3.2 million for fiscal year 2006, due to increased interest rates. Interest income for fiscal year 2006 increased by 199% as compared to fiscal year 2005 due to higher average investment balances attributable to the net proceeds of $98.3 million received from the Convertible Notes and higher interest rates.

Interest Expense

Interest expense of $5.9 million for fiscal year 2007 increased 96% from $3.0 million in fiscal 2006 primarily due to higher loan balances and interest and fees applicable to the Convertible Notes, including $0.4 million of penalty interest. The average interest rate for fiscal 2007 was 7.06% as compared to 6.17% in fiscal 2006.

Other Income (Expense), Net

Other expense, net of $0.3 million for the 52 weeks ended April 27, 2007, represented a decrease of $0.4 million, or 548% as compared to other income of $0.1 million for the same period during the previous fiscal year. It primarily includes income related to the transaction gains and losses associated with the impact of changes in foreign currency exchange rates offset by derivative expense associated with the extension of certain stock option grants to former employees whose grants would have expired unexercised due to our inability to issue stock under our stock option plans as a consequence of our delinquent SEC reports. Other income, net was $0.1 million for the 52 weeks ended April 28, 2006 and April 29, 2005. It primarily includes income related to the transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

Income Taxes

At April 27, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $253.4 million. The following is a reconciliation of statutory federal income tax rates to our effective income tax rate expressed as a percentage of loss before income taxes:

	For the 52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Income Tax Expense	$78,775	$99,266	$26,113

U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in deferred tax valuation allowance	30.2	31.6	32.1
Foreign taxes	0.1	0.1	0.1
State and local tax provision	0.1	0.1	0.0
Other, net	3.8	2.4	1.9

	0.2%	0.2%	0.1%

Liquidity and Capital Resources

Overview

We generated a net loss of $51.2 million for the year ended April 27, 2007, as compared to a net loss of $59.1 million for the year ended April 28, 2006 and net loss of $18.6 million for the year ended April 29, 2005. The decrease in net loss during fiscal year 2007 as compared to the loss during fiscal 2006 is primarily due to decreases in SG&A expenses in the amount of $37.9 million as a result of lower sales, marketing and related expenses associated with the TRD launch, and $5.6 million reduction in clinical, engineering and regulatory expenses, partially offset by $18.7 million in higher non-cash charges, $4.3 million associated with the resignation of the CEO and CFO, $1.6 million contested proxy cost and $12.0 million in legal and other expenses related to the SEC investigation. As a result, cash used in operations was $20.7 million for the year ended April 27, 2007, as compared to $70.9 million used in operations for the year ended April 28, 2006 and $4.0 million used in operations for the year ended April 29, 2005. To fund operations, we incurred $5.0 million in additional indebtedness in fiscal 2007 through additional borrowings against our line of credit facility.

We believe our current financial and capital resources will be adequate to fund anticipated business activities through fiscal 2008, although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true. Our current assumptions include, consistent with the federal district court’s June 2007 decision, the assumption that no default has occurred under the Indenture for our Convertible Notes, which include principal maturity of greater than 24 months. The Trustee has not appealed the district court’s decision; however, if the Trustee appeals the district court’s decision, and if the court of appeals reverses the district court’s decision, then all unpaid principal and accrued interest on the outstanding Convertible Notes will be due and payable immediately, and we may not be able to maintain our operations as a going concern. Our projections of the future TRD markets for VNS Therapy will be significantly impacted by the timing and outcome of pending reimbursement decisions for depression by major payers. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Item 1A. Risk Factors.”

Cash Flows

Net cash provided by (used in) operating, investing and financing activities were as follows:

	52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Operating activities	$(20,688,856)	$(70,876,209)	$(3,969,672)
Investing activities	(1,425,349)	17,501,141	(11,613,173)
Financing activities	14,434,408	106,994,787	10,851,738

Operating Activities

Net cash used in operating activities during fiscal year 2007 was approximately $20.7 million as compared to net cash used in operating activities of approximately$70.9 million in fiscal 2006 and approximately $4.0 million in fiscal 2005. Operational cash flow increased by approximately $50.2 million during fiscal year 2007 primarily due to a decrease of approximately $7.9 million in net loss, and favorable changes in non-cash expenses of approximately $19.9 million and in operating assets and liabilities of approximately $22.4 million. Operational cash flow decreased by approximately $66.9 million in fiscal year 2006 as compared to fiscal year 2005 due to a net loss in fiscal 2006 of approximately $59.1 million and an increase of approximately $15.9 million in working capital to support the U.S. TRD launch in fiscal 2006.

Investing Activities

Net cash used by investing activities during fiscal year 2007 was approximately $1.4 million compared to cash provided by investing activities in fiscal 2006 of approximately $17.5 million and cash used during fiscal year 2005 of approximately $11.6 million. Cash used during fiscal year 2007 was invested in the purchase of property and equipment. Net proceeds during fiscal year 2006 of approximately $22.8 million from the sale of short-term marketable securities were offset by purchases of property and equipment of approximately $4.3 million and approximately $1.0 million in restricted cash. Net cash used in investing activities in fiscal 2005 was approximately $11.6 million and included net purchases of short-term marketable securities of approximately $7.9 million and purchases of property and equipment of approximately $3.7 million.

Financing Activities

Net cash provided by financing activities during fiscal year 2007 was approximately $14.4 million compared to net proceeds of approximately $107.0 million in fiscal 2006 and approximately $10.9 million in fiscal year 2005. The net proceeds during fiscal year 2007 include approximately $5.0 million in borrowings against our line of credit facility and approximately $9.7 million in proceeds from issuance of common stock, partially offset by approximately $0.3 million in payments on financing obligations. On January 13, 2006, we established a $40.0 million revolving line of credit that replaced the $20.0 million revolving line of credit that expired in September 2005. Borrowings against the line of credit were reduced by approximately $0.5 million to $2.5 million in fiscal 2006. On September 27, 2005, we issued Convertible Notes in the amount of $125.0 million. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million of separate convertible bond hedge and common stock warrant transactions, which transactions were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of $98.3 million. We received approximately $10.5 million in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans in fiscal year 2006.

Net cash provided by financing activities in fiscal 2005 was approximately $10.9 million. We received approximately $18.0 million in connection with the issuance of shares pursuant to our stock option and employee stock purchase plans in fiscal year 2005. Borrowings against the line of credit were reduced by approximately $7.0 million to $3.0 million.

Debt Instruments and Related Covenants

Line of Credit

On January 13, 2006, we established a $40.0 million revolving line of credit (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in our Convertible Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25.0 million, and to provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of April 27, 2007 our available borrowing capacity was approximately $19.8 million with a loan balance of $7.5 million.

On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that our receipt of the Notice of Default from the Trustee in connection with the Indenture as a result of our failure to file and deliver our 2006 Form 10-K as purportedly required by the Indenture will not constitute a default under the Credit Agreement so long as there is no determination by a court and we have not otherwise acknowledged that a default has occurred under the Indenture. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that for the term of the Consent and Amendment Agreement our borrowing under the Line of Credit is limited to $7.5 million. On February 1, 2007 the terms of the Credit Agreement required that we begin paying interest on the minimum loan balance of $10.0 million.

If an event of default has occurred under the Indenture as discussed below, we would also be in default of the $40.0 million line of credit.

Convertible Notes

In September 2005, we issued the Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity.

In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of our 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. As such, although the Convertible Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheets as of April 27, 2007 and April 28, 2006. On June 13, 2007, a federal district court granted summary judgment to Cyberonics and declared that no default occurred under the Indenture. In its court filings, the Trustee stated that it was seeking approximately $20.0 million in damages plus interest and attorney fees, but it reserved the right to seek immediate payment of full value of the Convertible Notes. See “Note 15. Litigation — Indenture Default Litigation.”

The Trustee has not appealed the district court’s decision. If the Trustee appeals the decision of the district court, and if the court of appeals reverses the decision of the district court and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness, and we may be forced to seek protection under the Bankruptcy Code.

If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain.

Contractual Obligations

We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $2.7 million as of April 27, 2007. Although we have no firm commitments, we expect to make capital expenditures of approximately $2.8 million during fiscal year 2008, primarily to expand organizational capacity and to enhance business infrastructure and facilities.

The chart below reflects our obligations under our material contractual obligations as of April 27, 2007.

					Total
		Convertible Notes	Operating		Contractual
	Line of Credit(1)	Issuance(2)	Leases(3)	Other(4)	Obligations

Contractual Obligations:
Less Than One Year	$10,829,222	$129,375,000	$3,275,102	$177,475	$143,656,799
1-3 Years	621,917	—	5,302,343	—	5,924,260
3-5 Years	—	—	23,309	—	23,309
Over 5 Years	—	—	—	—	—

Total Contractual Obligations	$11,451,139	$129,375,000	$8,600,754	$177,475	$149,604,368

(1)	Consists of $10.0 million minimum loan balance requirement and related interest. See “Note 5. Line of Credit” of the Notes to the Consolidated Financial Statements for additional information.

(2)	Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable within twelve months from the issuance of this annual report. Although the Convertible Notes mature in 2012, we have classified them as current due to our receipt of the Notice of Default from the Trustee.

(3)	Consists of operating lease obligations related to facilities and office equipment.

(4)	Reflects amounts we expect to expend in connection with sales, marketing and training events and debt payments applicable to acquisition of computer hardware and software.

Factors Affecting Future Operating Results and Common Stock Price

The factors affecting our future operating results and common stock prices are disclosed in “Item 1A. Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with the U.S. dollar over the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon the net loss recorded during fiscal year 2007 would be favorable by approximately $0.7 million, or 1.3%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on our operations would be unfavorable by approximately $0.4 million, or 0.8%.

Our Convertible Notes are sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At April 27, 2007, a 10% decrease in the price of our common stock could have resulted in a decrease of approximately $4.0 million on the net fair value of our Convertible Notes, while a 10% increase in the price of our common stock could have resulted in an increase of approximately $5.0 million on the fair value of our Convertible Notes.

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

Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our CEO and Principal Financial and Accounting Officer (“CAO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CAO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective as of April 27, 2007.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CAO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal control over financial reporting was effective as of April 27, 2007.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting as of April 27, 2007.

(c)	Changes in Internal Control Over Financial Reporting

The following were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•	We conducted training sessions for the Compensation Committee and other individuals involved in or responsible for the granting and recording of equity incentive awards;

•	Management implemented a control which involved a review of measurement dates, fair value assumptions, and calculations for all grants issued in fiscal year 2007.

In addition, the Board of Directors approved and implemented a new equity incentive policy effective November 18, 2006, which limited the issuance of grants to certain pre-defined dates and required that all grants be approved by the Compensation Committee or the Board;

Based on the changes in internal control, a material weakness did not exist as of April 27, 2007.

Other Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the quarter ended in April 27, 2007 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) that Cyberonics, Inc. maintained effective internal control over financial reporting as of April 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cyberonics, Inc. maintained effective internal control over financial reporting as of April 27, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cyberonics, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 27, 2007 and April 28, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the 52 weeks ended April 27, 2007, April 28, 2006, and April 29, 2005, and our report dated July 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas
July 6, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(1) Financial Statements.

The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiary, and the Report of Independent Registered Public Accounting Firm are included in this Form 10-K beginning on page F-1:

(2) Financial Statement Schedules

All schedules required by Regulation S-X have been omitted as not applicable or not required, or the information required has been included in the Notes to the financial statements.

(3) Index to Exhibits

The exhibits marked with the asterisk symbol (*) are filed with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	3.1
3.3	Amendment No. 1 to the Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 30, 2001	000-19806	3.1
4.1	Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

4.5	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.7	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.8	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.9	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
4.10	Amendment No. 5 to Second Amended and Restated Preferred Share Rights Agreement	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 1, 2007	000-19806	4.1
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2
10.3	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.4	Letter Agreement dated March 28, 1997 between The Clark Estates, Inc. and Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended June 30, 1997	000-19806	10.11
10.5	Purchase Agreement dated September 21, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 27, 2005	000-19806	10.1
10.6	Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and as Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto dated January 13, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 19, 2006	000-19806	10.1

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10.7		Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1
10.8		Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1
10.9		Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated August 25, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 30, 2005	000-19806	99.1
10.10		Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1
10.11		Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1
10.12		Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3
10	.13†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10	.14†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10	.15†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10	.16†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10	.17†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10	.18†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10	.19†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10	.20†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10	.21†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10	.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10	.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10	.25†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10	.26†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.32
10	.27†	Employment Agreement effective August 5, 2005 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 9, 2005	000-19806	99.1
10	.28†	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.34
10	.29†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1
10	.30†	Severance Agreement effective June 1, 2003 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 25, 2003	000-19806	10.21
10	.31†	Officer Stock Option Plan Agreement dated June 2, 2003 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.37
10	.32†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.38
10	.33†	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.44
10	.34†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10	.35†	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.46
10	.36†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10	.37†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.48
10	.38†	Stand Alone Stock Option Agreement dated August 23, 2001 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.49
10	.39†	Severance Agreement effective January 1, 2002 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2002	000-19806	10.3

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.40†	Employee Restricted Stock Agreement dated July 22, 2005 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.51
10	.41†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.52
10	.42†	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.53
10	.43†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.58
10	.44†	Letter Agreement Regarding Advancement of Attorney’s Fees effective October 12, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.59
10	.45†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.45
10	.46†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10	.47†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10	.48†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10	.49†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.64
10	.50†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10	.51†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10	.52†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.52
10	.53†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10	.54†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10	.55†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.56†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10	.57†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10	.58†	Consent and Amendment Agreement, dated December 29, 2006, by and among Cyberonics, Inc., Merrill Lynch Capital, and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 5, 2007	000-19806	10.1
10	.59†	Separation Agreement between Steve Jennings and Cyberonics, Inc., dated January 31, 2007	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 6, 2007	000-19806	10.1
10	.60†	Amended and Restated Cyberonics, Inc. New Employee Inducement Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 30, 2007	000-19806	10.1
10	.61†	Employment Agreement by and between Cyberonics, Inc. and Daniel Jeffrey Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10	.62†	Release Agreement by and between Cyberonics, Inc. and John Riccardi	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 10, 2007	000-19806	10.1
10	.63†*	Retention Agreement by and between Cyberonics, Inc. and John Riccardi dated November 14, 2005
10	.64†*	Description Of Non-Equity Incentive Compensation Plans
10	.65†*	Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated May 16, 2007
10	.66†*	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007
10	.67†*	Description of Non-Equity Incentive Compensation under the Employment Agreement of Robert P. Cummins
21.1		List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23	.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24	.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31	.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberonics, Inc.

By:	/s/ George E. Parker III
Interim Principal Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: July 6, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Moore and George E. Parker III, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	July 6, 2007

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	July 6, 2007

/s/ GEORGE E. PARKER III George E. Parker III	Interim Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	July 6, 2007

/s/ GUY C. JACKSON Guy C. Jackson	Director	July 6, 2007

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	July 6, 2007

/s/ ALAN J. OLSEN Alan J. Olsen	Director	July 6, 2007

/s/ ARTHUR L. ROSENTHAL PH D. Arthur L. Rosenthal, Ph D.	Director	July 6, 2007

Signature	Title	Date

/s/ JEFFREY E. SCHWARZ Jeffrey E. Schwarz	Director	July 6, 2007

/s/ MICHAEL J. STRAUSS, M.D., M.P.H. Michael J. Strauss, M.D., M.P.H.	Director	July 6, 2007

/s/ REESE S. TERRY, JR. Reese S. Terry, Jr.	Director	July 6, 2007

CONSOLIDATED FINANCIAL STATEMENTS
April 27, 2007, April 28, 2006 and April 29, 2005
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 27, 2007 and April 28, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the 52 weeks ended April 27, 2007, April 28, 2006, and April 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 27, 2007 and April 28, 2006, and the results of their operations and their cash flows for the 52 weeks ended April 27, 2007, April 28, 2006, and April 29, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 29, 2006, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cyberonics, Inc.’s internal control over financial reporting as of April 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 6, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, received a Notice of Default and demand letter and Notice of Acceleration for the $125 million senior subordinated convertible notes and incurred a potential default of the $40 million Line of Credit. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KPMG LLP

Houston, Texas
July 6, 2007

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 27, 2007	April 28, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$84,804,876	$92,355,071
Restricted cash	1,000,000	1,000,000
Accounts receivable, net	18,914,206	21,341,942
Inventories	17,580,830	17,304,794
Other current assets	3,127,345	5,274,133

Total Current Assets	125,427,257	137,275,940
Property and equipment, net	8,028,037	10,322,289
Other assets	4,189,589	4,702,055

Total Assets	$137,644,883	$152,300,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Line of credit	$7,500,000	$2,500,000
Accounts payable	5,951,931	5,190,385
Accrued liabilities	14,844,266	12,655,970
Convertible Notes	125,000,000	125,000,000
Other	115,731	1,175,606

Total Current Liabilities	153,411,928	146,521,961
Long Term Liabilities:
Other	295,184	1,148,457

Total Long Term Liabilities	295,184	1,148,457

Total Liabilities	153,707,112	147,670,418
Stockholders’ Equity (Deficit):
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 26,701,054 issued and 26,400,054 outstanding at April 27, 2007; and 25,781,349 shares issued and 25,480,349 shares outstanding at April 28, 2006	267,011	257,813
Additional paid-in capital	265,608,804	244,648,193
Common stock warrants	25,200,000	25,200,000
Hedges on Convertible Notes	(38,200,000)	(38,200,000)
Deferred compensation	—	(9,167,093)
Treasury stock, 301,000 common shares, at cost	(9,993,200)	(9,993,200)
Accumulated other comprehensive loss	(298,588)	(649,698)
Accumulated deficit	(258,646,256)	(207,466,149)

Total Stockholders’ Equity (Deficit)	(16,062,229)	4,629,866

Total Liabilities and Stockholders’ Equity (Deficit)	$137,644,883	$152,300,284

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Net sales	$130,968,437	$123,441,575	$103,442,570
Cost of sales	18,258,374	15,822,045	15,674,040

Gross Profit	112,710,063	107,619,530	87,768,530

Operating Expenses:
Selling, general and administrative	134,144,315	137,310,196	86,972,068
Research and development	28,092,243	29,541,707	20,092,810

Total Operating Expenses	162,236,558	166,851,903	107,064,878

Loss From Operations	(49,526,495)	(59,232,373)	(19,296,348)
Interest income	4,649,394	3,211,956	1,072,488
Interest expense	(5,913,119)	(3,018,969)	(444,270)
Other income (expense), net	(311,112)	69,460	84,736

Loss before income taxes	(51,101,332)	(58,969,926)	(18,583,394)
Income tax expense	78,775	99,266	26,113

Net Loss	$(51,180,107)	$(59,069,192)	$(18,609,507)

Basic loss per share	$(2.01)	$(2.37)	$(0.77)
Diluted loss per share	$(2.01)	$(2.37)	$(0.77)

Shares used in computing basic loss per share	25,514,232	24,916,938	24,036,736
Shares used in computing diluted loss per share	25,514,232	24,916,938	24,036,736

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

								Accumulated
				Common	Hedges on			Other		Total
	Common Stock		Additional	Stock	Convertible	Deferred	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Warrants	Notes	Compensation	Stock	Loss	Deficit	Equity

Balance at April 30, 2004	23,457,397	$234,574	$202,769,369	$—	$—	$(3,589,265)	$—	$(646,748)	$(129,787,450)	$68,980,480

Stock Options exercised	1,241,889	12,419	16,674,877	—	—	—	—	—	—	16,687,296
Issuance of common stock under Employee Stock Purchase Plan	82,420	824	1,335,684	—	—	—	—	—	—	1,336,508
Cancellation of restricted stock	(250)	(2)	(6,620)	—	—	6,622	—	—	—	—
Deferred compensation relating to stock options	—	—	6,417,160	—	—	(6,417,160)	—	—	—	—
Amortization of deferred compensation and expense of certain stock options	—	—	—	—	—	7,103,005	—	—	—	7,103,005
Net Loss	—	—	—	—	—	—	—	—	(18,609,507)	(18,609,507)
Translation adjustment	—	—	—	—	—	—	—	98,059	—	98,059

Comprehensive loss	—	—	—	—	—	—	—	—	—	(18,511,448)

Balance at April 29, 2005	24,781,456	247,815	227,190,470	—	—	(2,896,798)	—	(548,689)	(148,396,957)	75,595,841

Stock options exercised	637,191	6,371	8,694,565	—	—	—	—	—	—	8,700,936
Issuance of common stock under Employee Stock Purchase Plan	88,970	890	1,777,939	—	—	—	—	—	—	1,778,829
Issuance of restricted stock	278,732	2,787	9,651,358	—	—	(9,654,145)	—	—	—	—
Cancellation of restricted stock	(5,000)	(50)	(174,662)	—	—	174,712	—	—	—	—
Deferred compensation relating to stock options	—	—	(2,491,477)	—	—	2,491,477	—	—	—	—
Amortization of deferred compensation and expense of certain stock options	—	—	—	—	—	717,661	—	—	—	717,661
Purchase of Treasury stock	—	—	—	—	—	—	(9,993,200)	—	—	(9,993,200)
Sale of common stock warrants	—	—	—	25,200,000	—	—	—	—	—	25,200,000
Purchase of convertible note hedge	—	—	—	—	(38,200,000)	—	—	—	—	(38,200,000)
Net Loss	—	—	—	—	—	—	—	—	(59,069,192)	(59,069,192)
Translation adjustment	—	—	—	—	—	—	—	(101,009)	—	(101,009)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(59,170,201)

Balance at April 28, 2006,	25,781,349	257,813	244,648,193	25,200,000	(38,200,000)	(9,167,093)	(9,993,200)	(649,698)	(207,466,149)	4,629,866

Stock options exercised	798,074	7,981	9,924,390	—	—	—	—	—	—	9,932,371
Unregistered shares issued	75,000	750	1,940,250	—	—	—	—	—	—	1,941,000
Issuance of common stock under Employee Stock Purchase Plan	6,283	63	148,030	—	—	—	—	—	—	148,093
Issuance of Restricted Stock	52,500	525	—	—	—	—	—	—	—	525
Cancellation of Restricted Stock	(12,152)	(121)	121	—	—	—	—	—	—	—
Transfer of Deferred Compensation Balance (123R adoption)	—	—	(9,167,093)	—	—	9,167,093	—	—	—	—
Non-cash compensation expense	—	—	18,594,246	—	—	—	—	—	—	18,594,246
Modification of Non-employee Stock Options	—	—	(258,262)	—	—	—	—	—	—	(258,262)
Excise Tax Remediation	—	—	(221,071)	—	—	—	—	—	—	(221,071)
Net loss	—	—	—	—	—	—	—	—	(51,180,107)	(51,180,107)
Translation adjustment	—	—	—	—	—	—	—	351,110	—	351,110

Comprehensive loss	—	—	—	—	—	—	—	—	—	(50,828,997)

Balance at April 27, 2007	26,701,054	$267,011	$265,608,804	$25,200,000	$(38,200,000)	$—	$(9,993,200)	$(298,588)	$(258,646,256)	$(16,062,229)

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Cash Flows From Operating Activities:
Net loss	$(51,180,107)	$(59,069,192)	$(18,609,507)
Non-cash items included in net loss:
Depreciation	3,708,710	3,350,988	3,274,843
Gain on disposal of assets	(8,189)	(81,433)	(50,066)
Unrealized (gain) loss in foreign currency transactions	10,968	(104,542)	15,758
Stock-Based Compensation	19,421,391	717,661	7,103,005
Amortization of financing costs	781,638	419,497	—
Other non-cash items	36,432	(232,752)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,809,389	(4,995,947)	747,906
Inventories	90,620	(8,767,305)	(758,512)
Other current assets	2,051,878	(1,488,869)	(668,745)
Other assets, net	55,641	(84,653)	33,435
Accounts payable and accrued liabilities	1,703,008	(250,778)	4,678,684
Other	(170,235)	(288,884)	263,527

Net Cash Used In Operating Activities	(20,688,856)	(70,876,209)	(3,969,672)

Cash Flows From Investing Activities:
Purchase of short-term marketable securities	—	—	(10,400,229)
Proceeds from sale of short-term marketable securities	—	22,800,000	2,500,693
Restricted cash	—	(1,000,000)	—
Purchases of property and equipment	(1,425,349)	(4,298,859)	(3,713,637)

Net Cash Provided By (Used In) Investing Activities	(1,425,349)	17,501,141	(11,613,173)

Cash Flows From Financing Activities:
Increase (decrease) in borrowing against line of credit	5,000,000	(500,000)	(7,031,000)
Payment related to line of credit origination costs	—	(499,814)	—
Payments on financing obligations	(246,701)	(192,378)	(141,066)
Proceeds from issuance of Convertible Notes, net of issuance costs	—	120,700,414	—
Additional costs related to Convertible Notes	(3,557)	—	—
Sale of Common Stock Warrants	—	25,200,000	—
Purchase of Convertible Note Hedge	—	(38,200,000)	—
Proceeds from issuance of Common Stock	9,684,666	10,479,765	18,023,804
Purchase of treasury stock	—	(9,993,200)	—

Net Cash Provided By Financing Activities	14,434,408	106,994,787	10,851,738

Effect of exchange rate changes on cash and cash equivalents	129,602	59,460	(56,268)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,550,195)	53,679,179	(4,787,375)
Cash and cash equivalents at beginning of year	92,355,071	38,675,892	43,463,267

Cash and cash equivalents at end of year	$84,804,876	$92,355,071	$38,675,892

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$4,979,462	$2,213,594	$416,986
Cash paid for income taxes	$65,609	$98,414	$53,312
Supplemental Disclosure of Non-cash Activity:
Purchases of capital assets with notes payable	$—	$497,698	$—

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are headquartered in Houston, Texas and design, develop, manufacture and market the Cyberonics VNS Therapy Systemtm (“VNS Therapy System”), an implantable medical device which delivers a unique therapy, Vagus Nerve Stimulation, for the treatment of refractory epilepsy, treatment-resistant depression and other debilitating neurological disorders. We have regulatory approval to market and sell the VNS Therapy System for refractory epilepsy in the United States, Canada, Europe, Australia and other markets. In 2001, we obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. In July 2005, the Food and Drug Administration (“FDA”) approved the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments.

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

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiary, Cyberonics Europe, NV, and have been prepared on a going concern basis. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying Notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances, product warranties, stock option expenses and income tax valuation allowances.

Foreign Currency Translation.  The assets and liabilities of Cyberonics Europe, NV are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to the parent company are translated at historical rates. Statement of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive loss section of stockholders’ equity (deficit) and comprehensive loss, and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

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

Fair Value of Financial Instruments.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and line of credit approximate their fair values due to the short-term maturity of these financial instruments. The fair value of our Convertible Notes is discussed in “Note 7. Convertible Notes.”

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable.  Activity in our allowance for doubtful accounts consists of the following:

	52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Balance at beginning of year	$234,478	$275,457	$279,699
Increase in allowance	161,652	51,245	75,374
Reductions for write-offs	(88,047)	(92,224)	(79,616)

Balance at end of year	$308,083	$234,478	$275,457

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

Leases.  Statement of Financial Accounting Standards Board (“SFAS”) No. 13 “Accounting for Leases” establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to the contract of leased facilities and other lease obligations recorded in compliance with SFAS No. 13. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, straight line, as reduction to rent expense over the term of the lease. At April 27, 2007 and April 28, 2006, we had approximately $152,000 and $209,000 of deferred rent, respectively. Scheduled rent increases and paid holidays are recognized on a straight-line basis over the term of the lease.

Long-Lived Assets.  SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also establishes the criteria for classifying an asset as held for sale and sets the scope of business to be disposed of that qualifies for reporting as discontinued operations as well as changes the timing of recognizing losses on such operations.

Other Current Assets and Other Assets.  Other current assets and other assets include prepaid expenses and Convertible Notes origination costs, which are expensed in the normal course of business over the periods these expenses benefit.

Stock Options.  Prior to April 29, 2006, we adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Because of this election, we accounted for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and the related interpretations.

We adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) on April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R), we recognized non-cash share-based compensation expense of approximately $19.4 million during fiscal year 2007 including the impact associated with the resignations of certain former officers and employees. The deferred compensation expense is recorded over the vesting period of each unit of stock-based compensation.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation.

	52 Weeks Ended
	April 28, 2006	April 29, 2005

Net loss as reported	$(59,069,192)	$(18,609,507)
(1)Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	717,661	7,103,005
(1)Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(26,384,997)	(21,924,138)

Pro forma net loss	$(84,736,528)	$(33,430,640)

Loss per share:
Basic — as reported	$(2.37)	$(0.77)
Basic — pro forma	$(3.40)	$(1.39)
Diluted — as reported	$(2.37)	$(0.77)
Diluted — pro forma	$(3.40)	$(1.39)

(1)	There was no tax effect included in these amounts due to the valuation allowance.

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

Changes in our liability for product warranties during the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005 are as follows:

				Balance at
	Balance at	Warranty		the End
	the Beginning	Expense	Warranties	of the
Year	of the Year	Recognized	Settled	Year

2007	$46,991	$27,037	$(5,206)	$68,822
2006	46,991	10,312	(10,312)	46,991
2005	50,935	29,077	(33,021)	46,991

License Agreements.  We have executed licensing agreements under which we have secured the rights provided under certain patents. Royalties payable under the terms of these agreements are expensed as incurred.

Income Taxes.  We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities. Such differences relate primarily to the deductibility of certain accruals and reserves and the

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the 52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Numerator:
Net loss	$(51,180,107)	$(59,069,192)	$(18,609,507)

Denominator:
Basic weighted average shares outstanding	25,514,232	24,916,938	24,036,736

Effect of dilutive securities	—	—	—

Diluted weighted average shares outstanding	25,514,232	24,916,938	24,036,736

Basic loss per share	$(2.01)	$(2.37)	$(0.77)
Diluted loss per share	$(2.01)	$(2.37)	$(0.77)

Excluded from the computation of diluted EPS for the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005 were outstanding options and unvested restricted stock to purchase approximately 5.6 million, 7.3 million and 6.9 million common shares, respectively, because to include them would have been anti-dilutive due to the net loss.

We issued $125.0 million of Senior Subordinated Convertible Notes due in 2012 (“Convertible Notes”) during fiscal 2006 and, in conjunction with the Convertible Notes, purchased Call Options (the “Note Hedge”) and sold common stock warrants (“Warrants”). The Convertible Notes are convertible into approximately 3,000,000 shares of our common stock. Dilution is measured in accordance with the “if converted” method of SFAS No. 128, “Earnings Per Share,” which assumes conversion of the Convertible Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net losses, the Convertible Notes are anti-dilutive and are not included in the computation of diluted EPS. We purchased the Note Hedge to buy approximately 3,000,000 shares of our common stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. We issued Warrants to sell approximately 3,000,000 shares of our common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of SFAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the common stock.

Comprehensive Loss.  Comprehensive loss is the total of net loss and all other non-owner changes in equity.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $258.6 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. For the fiscal years ended April 27, 2007, April 28, 2006 and April 29, 2005, we had a net loss of $51.2 million and $59.1 million and $18.6 million, respectively. To fund our operations in fiscal 2006, we incurred additional indebtedness through the issuance of $125.0 million of Convertible Notes and the establishment of a $40.0 million line of credit (“Credit Agreement”). In July 2006, we received a notice of default and demand letter (“Notice of Default”) from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Convertible Notes, as a result of our failure (1) to file with the SEC our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (“2006 Form 10-K”) by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We believe that no default occurred under the Indenture and, on June 13, 2007, a federal district court granted summary judgment to Cyberonics and declared that no default occurred under the Indenture. In its court filings, the Trustee stated that it was seeking approximately $20.0 million in damages plus interest and attorney fees, but it reserved the right to seek immediate payment of full value of the Convertible Notes. The Trustee has not appealed the district court’s decision; however, if the Trustee appeals the district court’s decision, and if the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheets as of April 27, 2007 and April 28, 2006. In addition, if an event of default has occurred under the Indenture, we would also be in default of the $40.0 million Line of Credit. If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. If we were not able to renegotiate the terms of the indenture or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.	Inventories

Inventories consist of the following:

	April 27, 2007	April 28, 2006

Raw materials	$9,205,449	$10,709,541
Finished goods	6,702,196	4,960,028
Work-in-process	1,673,185	1,635,225

	$17,580,830	$17,304,794

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property and Equipment

Property and equipment consist of the following:

	April 27, 2007	April 28, 2006

Computer equipment	$9,164,999	$9,158,340
Manufacturing equipment	8,788,850	8,057,989
Leasehold improvements	4,218,858	4,040,486
Furniture and fixtures	3,518,179	3,735,069
Office equipment	1,415,515	1,417,397
Construction in progress	528,149	1,145,828

	27,634,550	27,555,109
Accumulated depreciation	(19,606,513)	(17,232,820)

	$8,028,037	$10,322,289

Note 5.	Line of Credit

On January 13, 2006, we established a $40.0 million Credit Agreement. The Credit Agreement has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender only limited rights and remedies with respect to the funds raised in our September 2005 offering of Convertible Notes. We agreed to maintain a minimum liquidity of $25.0 million, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances and provide periodic certifications of compliance in connection with the Credit Agreement. The amount available under the Credit Agreement is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of April 27, 2007, our available borrowing capacity was approximately $19.8 million with a loan balance of $7.5 million.

Interest is payable at a base rate offered for loans in United States dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the minimum agreed-upon loan balance. The rates effective as of April 27, 2007 and April 28, 2006 were a LIBOR rate of 5.32% and a base rate margin of 1.75% for a combined rate of 7.07% and a LIBOR rate of 4.97% and a base rate margin of 1.75% for a combined rate of 6.72%, respectively. The minimum loan balance is $2.5 million through May 31, 2006; $5.0 million through September 30, 2006; $7.5 million through January 31, 2007 and $10.0 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% — 1.0% of the outstanding loan balance and other usual and customary fees associated with this type of facility.

On April 29, 2005, we had a revolving credit facility of $20.0 million with a one-year term that ended in September 2005. The credit facility was collateralized by accounts receivable, inventory, equipment, documents of title, general intangibles, subsidiary stock and other collateral. The amount available to borrow under the facility was limited to 80% of eligible accounts receivable and a portion of eligible inventory. As of April 29, 2005, the eligible balance of our accounts receivable was approximately $13.5 million. We had borrowings of $3.0 million outstanding under the credit facility and an available borrowing capacity of approximately $7.8 million. Interest was payable in the amount of the Chase Bank rate of 5.75% on the greater of $3.0 million or the average of the net balance owed by us at the close of each day during the period. Under the terms of the revolving credit facility, we agreed to maintain liquidity (being the aggregate of availability under the credit facility and our cash on hand) equal to or greater than $10.0 million. An unused line of credit fee was payable at the rate of 0.5%.

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

On December 29, 2006, we entered into a Consent and Amendment Agreement with the Administrative Agent and Lenders which provided that the failure to file timely with the SEC our 2006 Form 10-K will not constitute a default under the Credit Agreement prior to January 8, 2007. The Consent and Amendment Agreement with the Administrative Agent and Lenders further provided that certain events will not constitute a default under the Credit Agreement prior to February 28, 2007. Such events include, among other events, (1) failure to file timely with the SEC our 2006 quarterly reports on Form 10-Q, including our Quarterly Report on Form 10-Q for the period ended July 28, 2006 (“First Quarter Form 10-Q”) and our Quarterly Report on Form 10-Q for the period ended October 27, 2006 (“Second Quarter Form 10-Q”); (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports; and (3) our receipt of the Notice of Default from the Trustee in connection with the Indenture as a result of our failure to file and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court, and we have not otherwise acknowledged, that a default has occurred under the Indenture. The Consent and Amendment Agreement further provided that, for the term of the Consent and Amendment Agreement, our borrowing under the line of credit is limited to $7.5 million. As of April 27, 2007, loans aggregating $7.5 million in principal amount were outstanding under the Credit Agreement. Effective February 1, 2007, we are required to pay interest based on the minimum agreed-upon loan balance of $10.0 million, but we cannot borrow more than $7.5 million in principal amount until the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred.

Note 6.	Accrued Liabilities

Accrued liabilities consist of the following:

	April 27, 2007	April 28, 2006

Payroll and other compensation	$7,279,726	$6,839,060
Clinical costs	2,746,677	529,582
Professional services	1,214,821	680,683
Royalties	922,221	1,061,893
Tax accruals	807,909	963,426
Other	1,872,912	2,581,326

	$14,844,266	$12,655,970

In April 2007, the Board of Directors approved a reduction in force with an approximate accrued cost of $1.5 million. As of April 27, 2007, $0.7 million remained unpaid and accrued.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Convertible Notes

On September 27, 2005, we issued $125 million of Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to the Note Hedge and Warrants, which transactions were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Convertible Notes as of April 27, 2007 and April 28, 2006 was $115.0 million and $107.0 million, respectively. Market quotes obtained from brokers were used to estimate the fair value of this debt.

On September 27, 2005, we entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with our issuance of the Convertible Notes. Under the Registration Rights Agreement, we were required to file a registration statement for the Convertible Notes and the shares into which the Convertible Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we did not file the required registration statement. As a result of failing to file the registration statement on a timely basis, we are obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Convertible Notes for the period during which the failure continues. Such liquidated damages per year equal 0.25% of the principal amount of the outstanding Convertible Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Convertible Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 for each 90-day period during which the failure to obtain the effectiveness of the registration statement continues). The liquidated damages are payable in arrears on each date on which interest payments are payable. As of April 27, 2007, approximately $56,000 has been accrued in accrued liabilities and is recorded in the Consolidated Balance Sheets. Liquidated damages were not applicable in fiscal 2006.

Convertible Notes Indenture Default Notice

Pursuant to the Indenture, we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we are in default under the Indenture as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture,

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Trustee has declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately.

We believe that no default occurred under the Indenture. In June 2007, a federal district court declared that no default occurred under the Indenture. For a detailed description of the lawsuit, refer to “Note 15. — Litigation — Indenture Default Litigation.” The Trustee has not appealed the district court’s decision. If the Trustee appeals the district court’s decision and if the court of appeals reverses the district court’s decision, then a default will have occurred under the Indenture. If a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes will be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. Until this matter is finally resolved, we have included these Convertible Notes as a current liability on our consolidated balance sheets as of April 27, 2007 and April 28, 2006.

Note 8.	Convertible Note Hedge and Warrants

On September 27, 2005, we issued $125 million of Convertible Notes, purchased the Note Hedge and sold Warrants. The Convertible Notes are convertible into approximately 3,000,000 shares of our common stock. We purchased the Note Hedge to enable the purchase of approximately 3,000,000 shares of our common stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately 3,000,000 shares of our common stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Convertible Notes subject to the Note offering. The Note Hedge and the Warrants are recorded in stockholders’ equity on the consolidated balance sheet.

Note 9.	Stockholders’ Equity (Deficit)

Preferred Stock.  We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 27, 2007. With respect to the shares authorized, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

Preferred Share Purchase Rights.  In January 1997, our Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of our common stock to stockholders of record on March 10, 1997. We amended and restated the Preferred Share Rights (“Plan”) on August 21, 2000. The Rights will become exercisable following the tenth day after a person or group of affiliated persons (an “Acquiring Person”), acquires beneficial ownership of 15% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a “Triggering Event”). Each Right entitles the holder thereof to buy 1/1000 of a share of our Series A Participating Preferred Stock at an exercise price of $150 (the “Exercise Price”). We will be entitled to redeem the Rights at $.01 per Right at any time prior to a Triggering Event. If, prior to redemption of the Rights, a person becomes an Acquiring Person, each Right (except for Rights owned by the Acquiring Person, which will thereafter be void) will entitle the holder thereof to purchase, at the Right’s then current exchange price, that number of shares of our common stock, or, in certain circumstances as determined by our Board, cash, other property or other securities having a market value at that time of twice the Right’s exercise price. In the event a person becomes an Acquiring Person and we sell more than 50% of our assets or earning power or we are acquired in a merger or other business combination, proper provision must be made so that a holder of a Right which has not theretofore been exercised (except for Rights owned by the Acquiring Person, which will thereafter be void), will thereafter have the right to receive, upon exercise of a Right, shares of common stock of the acquiring company having a value equal to two times the then current Exercise Price. At any time after a Triggering Event and prior to acquisition by such Acquiring Person of 50% or more of the outstanding common stock, our Board of Directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates) for our common stock at an exchange ratio of one share of common stock per Right.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2001, we amended the Plan to designate the State of Wisconsin Investment Board (“SWIB”) as an Exempt Person under the terms of the Plan as long as SWIB is the Beneficial Owner of less than 20%. In December 2003, we amended the Plan to designate Boston Scientific Corporation (“BSX”) as an Exempt Person under the terms of the Plan as long as BSX is the Beneficial Owner of less than 20% of our common stock, or such percentage that is less than 20% as shall be held by BSX as of the close of business on January 15, 2004. In January 2007, we amended the Plan to extend the final expiration date of the Plan to January 29, 2010.

Note 10.	Stock Incentive and Purchase Plans

Stock Options.  We adopted SFAS 123(R) effective April 29, 2006 using The Black-Scholes option pricing model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. Prior to April 29, 2006, we adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Because of this election, we accounted for our employee stock-based compensation plans under APB 25 and the related interpretations. The calculation of grant date fair market value requires judgment, as several of the factors used must be estimated, including stock price volatility and employee stock option exercise behavior.

As of April 27, 2007, we have reserved an aggregate of 15,250,000 shares of common stock for issuance pursuant to our 1988 Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, Amended and Restated New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the “Stock Option Plans”). Options granted under the Stock Option Plans generally vest monthly over four or five years following their date of grant. The vesting of certain options occurs up to eight years from the grant date. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan, the Amended and Restated New Equity Inducement Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options and restricted stock, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the 52 weeks ended April 27, 2007, we granted 156,250 options at a weighted average exercise price of approximately $22.78 per share. In compliance with the provisions of our stock option plans, stock option grant prices are equal to the closing price of our common stock on the last trading day prior to the grant date. Stock option fair values are calculated using the closing stock price on the day of grant. Stock options to purchase approximately 5.5 million shares at a weighted average exercise price of $20.62 per share were outstanding as of April 27, 2007.

Amounts recognized in the consolidated financial statements for share-based compensation are as follows:

	For the 52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Total cost of share-based payment plans during the year	$19,796,954	$717,661	$7,103,005
Amounts capitalized in inventory and fixed assets during the year	(915,111)	—	—
Amounts recognized in operations for amounts previously capitalized in inventory and fixed assets	539,548	—	—

Amounts charged against operations, before income tax benefit	$19,421,391	$717,661	$7,103,005
Amount of related income tax benefit recognized in operations	—	—	—

There is no income tax benefit recognized due to the deferred tax valuation allowance. The non-cash charges applicable to share-based compensation increased cost of goods sold by $0.7 million, sales, general and administrative expenses by $15.4 million, which includes $3.7 million applicable to the resignations of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the third quarter of fiscal 2007, and research and development by $3.3 million during the 52 weeks ended April 27, 2007.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding total stock option activity for the 52 weeks ended April 27, 2007 and April 28, 2006:

	For the 52 Weeks Ended
	April 27, 2007					April 28, 2006
			Wtd. Avg.	Wtd. Avg.					Wtd. Avg.
		Wtd. Avg.	Fair	Remaining	Aggregate		Wtd. Avg.	Wtd. Avg.	Remaining	Aggregate
	Number	Exercise	Market	Contractual	Intrinsic	Number of	Exercise	Fair Market	Contractual	Intrinsic
Options	of Shares	Price	Value	Term	Value	Shares	Price	Value	Term	Value

Outstanding — beginning of year	6,839,578	$20.18	$15.54		$32,873,282	6,923,046	$17.93	$13.98		$42,485,418
Granted	156,250	22.78	11.36		173,443	1,120,513	35.65	26.48		—
Exercised	798,074	11.95	9.53		7,221,524	637,090	13.66	11.02		12,360,044
Forfeited	497,481	25.72	19.34		1,033,370	557,208	30.49	22.99		1,232,491
Expired	230,910	27.91	21.20		373,183	9,683	39.01	29.11		5,154
Outstanding — end of year	5,469,363	20.62	15.72	4.47	23,467,483	6,839,578	20.18	15.54	4.39	35,351,864
Fully Vested and Exercisable — end of year	4,329,499	18.72	14.45	3.61	21,610,813	4,302,595	17.18	13.35	3.57	28,344,613
Expected to vest — end of year	979,820	28.25	20.74	7.81	1,480,270	2,174,605	25.95	19.72	8.24	5,856,553

For the 52 weeks ended April 29, 2005, we granted approximately 1.5 million share options at a weighted average fair market value of $22.75 with an aggregate intrinsic value of $22.9 million as of April 29, 2005. Approximately 1.2 million share options at an aggregate intrinsic value of approximately $30.5 million were exercised and shares with a fair value of $17.6 million vested during the 52 weeks ended April 29, 2005.

We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants and nonvested share grants. There are no post-vesting restrictions on the shares issued. This methodology takes into account variables such as implied volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of grant and the exercise of options per group of employees.

The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants for the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005:

Per APB 25 and Pro Forma Disclosure
Per FAS 123(R)		Requirements of SFAS 123 and SFAS 148
For the 52 Weeks Ended		For the 52 Weeks Ended
	April 27, 2007		April 28, 2006	April 29, 2005

Dividend Yield	—	Dividend Yield	—	—
Risk-free interest rate — per grant date	4.51% - 5.23%	Risk-free interest rate — rolling 12 months	3.85%	3.59%
Expected option term — in years per group of employees	4.98 - 6.96	Expected option term — in years for the company as a whole	6.24	5.74
Implied volatility at grant date	32.10% - 54.47%	Historic Volatility at the end of each reporting period	84.58%	88.08%
Discount for post-vesting restrictions	None	Discount for post-vesting restrictions	None	None
Option price	Closing price on last trading day prior to date of grant	Option price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant
Grant price	Closing price on date of grant	Grant Price	Closing price on last trading day prior to date of grant	Closing price on last trading day prior to date of grant

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for the 52 weeks ended April 27, 2007 for the stock options was approximately $15.6 million. As of April 27, 2007, there was approximately $20.3 million of unrecognized compensation cost related to unvested stock options which is expected to vest over a weighted-average period of 2.81 years.

During the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005, stock options with a fair market value of $19.7 million, $20.7 million and $17.6 million vested, respectively.

Cash received from option exercises under all share-based payment arrangements for the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005 was approximately $9.5 million, $8.7 million and $16.7 million, respectively. Cash received from Employees’ Stock Purchase Plan for the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005 was approximately $0.2 million, $1.8 million and $1.3 million, respectively. We have realized no tax benefit for the tax deductions from option exercise of share-based payment arrangements. We did not settle any equity instruments granted under share-based payment arrangements for cash for any of the periods presented herein.

We have not repurchased common shares for the purpose of satisfying share-based compensation obligations. We issued new shares upon exercise of stock option grants.

Restricted Stock, Restricted Stock Units and Other Share-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to certain employees and directors. The shares typically vest over a period of one to five years from the date of issue. In August 2005, we executed an employment agreement with Robert P. Cummins, our former CEO, President and Chairman of the Board. This employment agreement provided that we would use our best efforts to issue an additional 75,000 shares of restricted stock on the first and second anniversaries of its execution. This was a liability classified award due to the provisions of his employment agreement. Mr. Cummins’ employment agreement terminated with his resignation on November 17, 2006, resulting in the reversal of a $1.0 million liability that had been previously recognized for the above restricted stock.

Nonvested restricted stock is issued to grantees on the date of the grant, entitling them to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. The fair market value of the restricted shares at grant date is amortized ratably over the requisite service period which is one to five years. As of April 27, 2007, our unamortized compensation expense for these grants totaled $3.0 million which is expected to be amortized over a weighted average period of 4.04 years. We recognized $3.0 million of compensation expense related to these grants during the 52 weeks ended April 27, 2007. We recognized $2.3 million and $0.7 million of compensation expense related to these grants during the 52 weeks ended April 28, 2006 and April 29, 2005, respectively.

The following table details the activity in the nonvested restricted stock awards for the 52 weeks ended April 27, 2007 and April 28, 2006:

	For the 52 Weeks Ended
	April 27, 2007			April 28, 2006
		Wtd. Avg.	Aggregate		Wtd. Avg.	Aggregate
	Number of	Grant Date	Intrinsic	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value	Shares	Fair Value	Value

Outstanding — beginning of period	270,889	$36.10	$6,011,027	—	$—	$—
Granted	52,500	20.89	1,164,975	278,732	36.16	6,327,216
Vested	150,220	37.75	3,333,382	—	—	—
Forfeited	28,309	35.29	628,177	7,843	38.30	178,036
Outstanding — end of period	144,860	29.03	3,214,443	270,889	36.10	6,149,180

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan of Cyberonics, Inc. (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance. Subject to certain limits, the

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. At April 27, 2007, 413,874 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the employee stock purchase plan.

Modifications.  After we failed to file our 2006 Form 10-K by July 27, 2006, our registration statements on Form S-8 for the Stock Purchase Plan and our Stock Option Plans became ineffective, and between July 27, 2006 and February 9, 2007, we were unable to issue stock under either plan. As a result of our inability to issue stock under the Stock Option Plans, we amended the stock option agreements for certain grants that would otherwise have expired to extend the exercise or expiration period during the 39 weeks ended January 26, 2007. This modification impacted approximately 142,000 options that were issued to 18 ex-employees and approximately 45,000 options issued to five active employees and resulted in compensation expense of approximately $120,000 for the 52 weeks ended April 27, 2007 and derivative expense of approximately $147,000. With the filing of our Form 10-Q for the period ended October 27, 2006 on February 9, 2007, we became current in our filings and were again able to issue stock under the plans. No further amendments were required.

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

As discussed in “Note 15. Litigation — Governmental Investigations of Options Granting Practices,” the Audit Committee concluded that incorrect measurement dates were used for certain of our stock option grants. Unless the exercise price for certain of these grants is adjusted to the fair market value on the date of the grant, the grantees will be subject to an excise tax under Section 409A. In December 2006, we entered into agreements with four current and former Section 16 officers, not including members of our Board, Robert P. Cummins, former CEO, President and Chairman of the Board or Pamela B. Westbrook, former CFO, agreeing to make payments commencing in January 2008 in consideration of the officers’ agreement to amend their affected stock option agreements to adjust the exercise price to the fair market value on the date of the grant. At the same time, we also entered into agreements with Ms. Westbrook and five current and former members of our Board amending their affected stock option agreements, without any payment from us, to adjust the exercise price to the fair market value on the date of the grant.

During December 2006, we entered into agreements with ten Section 16 officers including members of our Board and Ms. Westbrook to correct the exercise price on options representing approximately 182,000 shares impacted by Section 409A of the IRC. The cost associated with the remediation applicable to the grants impacted by Section 409A will be approximately $0.4 million, of which we recognized the vested portion that represents approximately $0.3 million during the 52 weeks ended April 27, 2007.

On November 17, 2006, Mr. Robert Cummins resigned his position as Chairman of the Board, President and CEO. His resignation agreement provided for the acceleration of all outstanding nonvested restricted stock and stock options. Due to these provisions, we accelerated the vesting of 80,000 nonvested shares and approximately 172,000 stock options and recognized additional expenses in the amount of approximately $2.7 million during the 52 weeks ended April 27, 2007. In addition, we recognized expenses in the amount of $1.9 million applicable to the issuance of 75,000 unregistered shares that vested immediately.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 19, 2006, Ms. Pamela Westbrook resigned her position as CFO. Her resignation agreement provided for the acceleration of stock options and nonvested shares that would have vested within the 12 months following her date of resignation. Due to these provisions, we accelerated the vesting of 1,000 nonvested shares and approximately 11,000 stock options and recognized additional expenses in the amount of approximately $0.1 million for the 52 weeks ended April 27, 2007.

The adoption of SFAS 123(R) on April 29, 2006 had the following effects on our operations and cash flows:

	For the 52 Weeks Ended April 27, 2007
	Without	Effect of
	SFAS 123(R)	SFAS 123(R)	As reported

Loss from continuing operations	$(35,154,136)	$(14,372,359)	$(49,526,495)
Loss before income taxes	(36,728,973)	(14,372,359)	(51,101,332)
Net loss	(36,807,748)	(14,372,359)	(51,180,107)
Cash flow used in operations	(20,688,856)	—	(20,688,856)
Cash flow provided by financing activities	14,434,408	—	14,434,408
Basic loss per share	(1.45)	(0.56)	(2.01)
Diluted loss per share	(1.45)	(0.56)	(2.01)

The $14.4 million effect of the adoption of SFAS 123(R) is net of $0.7 million, that would have been recorded under the intrinsic value method had we continued to apply APB No. 25 for stock-based compensation expenses, $4.2 million for restricted stock and $0.1 million for stock option grants modifications.

The following table illustrates the effect on net loss and loss per share if we had applied the fair market value recognition provisions of SFAS 123(R) for the 52 weeks ended April 28, 2006 and April 29, 2005.

	For the 52 Weeks Ended
	April 28, 2006	April 29, 2005

Net loss as reported	$(59,069,192)	$(18,609,507)
(1)Add: Stock-based employee compensation expense included in net loss, net of tax effects	717,661	7,103,005
(1)Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects	(26,384,997)	(21,924,138)

Pro-forma net loss	$(84,736,528)	$(33,430,640)

Loss per share:
Basic — as reported	$(2.37)	$(0.77)
Basic — pro-forma	$(3.40)	$(1.39)
Diluted — as reported	$(2.37)	$(0.77)
Diluted — pro-forma	$(3.40)	$(1.39)

(1)	There was no tax effect included in these amounts due to the valuation allowance.

Stock Recognition Program.  In May 1992, our Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,200 shares of our common stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of our President, based on nominations made by fellow employees. At April 27, 2007, 2,230 shares remain available for future issuances under the program.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 as of April 29, 2006 did not have a material impact on our consolidated operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” We have adopted SFAS 123(R) starting on April 29, 2006 using The Black-Scholes Option Pricing Model and The Modified Prospective Method which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R), we recognized non-cash share-based compensation expense of approximately $19.4 million during fiscal year 2007 including the impact associated with the resignation of certain former officers and employees.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that retrospective application of a change in accounting principle be limited to the

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning December 15, 2005. The adoption of FAS 154 as of April 29, 2006 had no impact on our consolidated operating results or financial position.

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

In December 2006, FASB issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have on our consolidated results of operations and financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating the impact that the implementation of FAS 159 may have on our consolidated operating results of operations and financial position.

In June 2006, FASB issued FAS Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this Interpretation is required for fiscal years

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after December 15, 2006. We are still evaluating the potential impact that the adoption of FIN 48 as of April 28, 2007 will have on our consolidated operating results or financial position.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. We are required to adopt SAB 108 in our annual consolidated financial statements covering the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated operating results or financial position for the fiscal year ended April 27, 2007.

Note 12.	Income Taxes

The U.S. and foreign components of loss before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

Loss before income taxes:
Domestic	$(48,172,762)	$(57,271,372)	$(17,917,356)
Foreign	(2,928,570)	(1,698,554)	(666,038)

	$(51,101,332)	$(58,969,926)	$(18,583,394)

Provision for current income tax expense:
Federal	$—	$—	$—
State and local	27,790	39,730	—
Foreign	50,985	59,536	26,113

	$78,775	$99,266	$26,113

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of loss before income taxes:

	52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in deferred tax valuation allowance	30.2	31.6	32.1
Foreign taxes	0.1	0.1	0.1
State and local tax provision	0.1	0.1	0.0
Other, net	3.8	2.4	1.9

	0.2%	0.2%	0.1%

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax assets are as follows:

	April 27, 2007	April 28, 2006

Deferred tax assets:
Federal net operating loss carryforwards	$82,344,559	$74,861,125
State net operating loss carryforwards and other	9,337,842	6,543,275
Deferred compensation expense	8,238,132	3,710,945
Foreign net operating loss carryforwards	7,305,790	6,380,628
Federal tax credit carryforwards	4,207,517	4,309,541
Charitable contribution carryforwards	877,286	507,781
Accrued expenses	710,119	609,128
Property and equipment	467,325	312,930
Inventory costs capitalized	400,011	310,055
Reserves	258,237	283,444

Total deferred tax assets	114,146,818	97,828,852
Deferred tax liabilities, net	—	—
Deferred tax valuation allowance	(114,146,818)	(97,828,852)

Net deferred tax assets and liabilities	$—	$—

At April 27, 2007, we have net operating loss carryforwards of approximately $253.4 million for federal income tax purposes, which expire during the years 2007 through 2026, and tax credit carryforwards of approximately $4.2 million for federal income tax purposes which expire during the years 2007 through 2021. At April 27, 2007, we had net operating loss carryforwards of approximately $112.0 million for state and local income tax purposes, which expire at various dates beginning in 2007. In 2004 and 2006, we experienced an ownership change as defined in Section 382 of the IRC. Our ability to utilize credit carryforwards to offset future tax liabilities and utilize certain net operating losses to offset future taxable income may be limited pursuant to IRC Section 382. We purchased the Note Hedge to buy approximately three million shares of our common stock at an exercise price of $41.50 per share in connection with the issuance of our Convertible Notes during the quarter ended October 28, 2005. The Convertible Notes and the Note Hedge are considered a synthetic debt instrument under the rules of Treasury Regulation 1.1275-6. Tax benefits derived from Note Hedge amortization will be recorded in equity.

A valuation allowance is established if it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. We believe there is sufficient uncertainty regarding future taxable income and realizability of deferred tax assets such that a valuation allowance is required to fully offset deferred tax assets for the 52 weeks ended April 27, 2007. We continually review the adequacy and necessity of the valuation allowance in accordance with the provision of SFAS No. 109 “Accounting for Income Taxes.” Of the total valuation allowance at April 27, 2007, approximately $20.8 million relates to stock option compensation deductions and $2.4 million relates to amortization of the Note Hedge. The tax benefit associated with stock option compensation deductions and amortization of the Note Hedge will be credited to equity when realized. The valuation allowance increased approximately $16.3 million and $25.0 million for the 52 weeks ended April 27, 2007 and April 28, 2006, respectively, due primarily to an increase in the federal net operating loss carryforwards for tax years 2006 and 2005.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Employee Retirement Savings Plan

We sponsor an employee retirement savings plan (the “Savings Plan”) which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following start of employment. In July 2004, we started matching 50% of employees’ contributions up to 6% of eligible earnings. We incurred expenses applicable to the contributions to this plan in the amounts of approximately $1.2 million, $1.5 million and $0.8 million for the fiscal years 2007, 2006 and 2005, respectively.

Note 14.	Commitments and Contingencies

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

License Agreements.  We have executed a license agreement which provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders. The license agreement provides that we will pay a royalty equal to the greater of $36,000 per year or at the rate of 3% of net sales of licensed products during fiscal years 2004 through 2011, after which the royalty rate will decline to one percent for the remaining term of the licensed patents. These patents expire between 2011 and 2022. The license agreement runs for successive three-year terms, renewable at our election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. Our royalty payments pursuant to this agreement are expensed as incurred.

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

Royalty expenses for the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005 were $3.8 million, $3.6 million and $3.1 million, respectively.

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe under noncancelable operating leases, as well as transportation and office equipment under noncancelable operating leases. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, straight-line, as reductions to rent expense over the term of the lease. At April 27, 2007 and April 28, 2006, we had approximately $152,000 and $209,000 of deferred rent, respectively. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments relating to these agreements at April 27, 2007 are as follows:

52/53 Weeks Ending on the last Friday of April:
2008	$3,275,102
2009	3,144,808
2010	2,157,535
2011	23,309
2012 and thereafter	—

Our rental expense for the 52 weeks ended April 27, 2007, April 28, 2006 and April 29, 2005 amounted to approximately $3.2 million, $3.0 million and $2.9 million, respectively.

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

Other Commitments.  At April 27, 2007, we had approximately $177,000 in noncancelable commitments related to domestic marketing programs planned for our VNS Therapy System during fiscal year 2008.

Note 15.	Litigation

We are named as a defendant in lawsuits or the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Indenture Default Litigation

In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Convertible Notes, as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action on October 3, 2006 in Texas state court seeking a declaration that no event of default has occurred under the Indenture and requesting attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed the lawsuit to the U.S. District Court for the Southern District of Texas, Cyberonics, Inc. v. Wells Fargo Bank, N.A. as the Trustee under Indenture, Civil Action No. A:07-CV-121, and filed an answer and counterclaim seeking damages for the alleged default. In March 2007, the Trustee filed a motion for partial summary judgment seeking a determination that an event of default has occurred under the Indenture. In April 2007, we responded to the Trustee’s motion and filed a cross-motion for summary judgment seeking a declaration that no event of default has occurred. On June 13, 2007, the district court granted our motion for summary judgment and denied the Trustee’s motion, declaring that “Cyberonics satisfied its contractual obligations and has not breached the Agreement.” In its filings, the Trustee stated that it was seeking approximately $20.0 million in damages plus interest and attorney fees, but it reserved the right to seek immediate payment of full value of the Convertible Notes.

The Trustee has not filed an appeal. If the Trustee appeals the district court’s decision, and if the court of appeals reverses the district court’s decision, then a default will have occurred under the Indenture, and all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness, and we may be forced to seek protection under the Bankruptcy Code.

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

On October 2, 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss on October 23, 2006, and the defendants filed a reply to the opposition on November 6, 2006. On October 31, 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. On November 28, 2006, the court issued an order compelling republication of notice and staying the proceeding

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. On December 18, 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff within 60 days. In February 2007, the court lifted the stay, and in March 2007, the lead plaintiffs filed a motion seeking leave to file an amended complaint. In April 2007, the court denied the plaintiff’s motion to amend without prejudice and stayed the litigation in light of issues raised in a case that is currently submitted to the U.S. Supreme Court. In June 2007, the court lifted the stay and granted plaintiffs leave to “supplement — not amend” their first amended complaint and granted us leave to “supplement — not amend” our motion to dismiss the first amended complaint. We intend to vigorously defend this lawsuit; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.

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

We are also named as nominal defendant in five stockholder derivative lawsuits brought on behalf of the company in the District Court of Harris County, Texas, including Smith v. Cummins, pending in the 189th District Court, Adel v. Cummins, pending in the 234th District Court, McKeehan v. Cummins, pending in the 11th District Court, Nussbaum v. Cummins, pending in the 215th District Court and Wunschel v. Cummins, pending in the 165th District Court. They allege purported improprieties in our issuance of stock options and the accounting related to such issuances. These cases were consolidated into a single case, In re Cyberonics, Inc., in January 2007.

On November 18, 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the derivative claims raised in these lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders. Our Board appointed as Chairman of the SLC, Hugh M. Morrison, an independent Board member who was appointed to our Board on November 9, 2006. On December 18, 2006, we moved to stay all proceedings in the federal and state derivative lawsuits pending the completion of the SLC process. In April 2007, the federal district court entered an order staying the Rudolph case for 90 days to permit the SLC to complete its investigation.

Governmental Investigation of Options Granting Practices

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

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Senate Finance Committee Investigation

In May 2005, we received a letter from the Senate Finance Committee (“SFC”) advising us that it is examining FDA’s handling of our PMA-Supplement for the use of VNS Therapy to address TRD. Following our responses to the May letter, we received a second letter from the SFC in July 2005, to which we responded by providing the requested documents and information. In February 2006, the SFC published a Committee Staff Report entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report states that a senior FDA official approved our VNS Therapy System for TRD despite the conclusion of more than 20 FDA scientists, medical officers and management staff who reviewed our application and that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in TRD. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for TRD and that the FDA has not ensured that the public has all of the accurate, science-based information regarding the VNS Therapy System for TRD it needs. The report does not accuse us of any misconduct and does not conclude that FDA violated any law, regulation or procedure by approving VNS Therapy for TRD; however, the report states that the SFC staff received a range of allegations regarding FDA and Cyberonics and that allegations other than those addressed in the report may be addressed at a later date. The report follows a year-long investigation conducted by the staff of the SFC, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information.

We received a letter in November 2006 and a second letter in March 2007 from Senator Charles Grassley on behalf of the SFC requesting our cooperation in providing certain documents and information relating to (1) our employees, agents, and consultants regarding their meetings and communications with the Centers for Medicare and Medicaid Services (“CMS”) regarding coverage of the VNS Therapy System for TRD and (2) our agents’ and consultants’ participation in presentations, preparation of publications, and advice to government agencies on VNS Therapy for TRD. We are endeavoring to cooperate with Senator Grassley by providing documents and information in response to his requests.

Note 16.	Concentrations

Our cash equivalents and trade accounts receivable represent potential concentrations of credit risk.

We minimize potential concentrations of credit risk in cash equivalents by placing investments in high quality financial instruments and, as required by our corporate investment policy, limiting the amount of investment in any one issuing party. At April 27, 2007, management believes that we have no significant concentrations of credit risk related to these assets and have incurred no material impairments in the carrying values of our cash equivalents.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries and, accordingly, are

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We rely upon favorable reimbursement, coverage and coding for VNS Therapy. Essentially all patients implanted with VNS Therapy for the treatment of epilepsy are covered by private payers, Medicare or Medicaid. VNS Therapy for epilepsy has specifically approved codes for physicians, surgeons and hospitals. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. Our long-term growth may be dependent upon progress in obtaining favorable national and regional coverage policies in TRD and maintaining adequate coverage policies in epilepsy.

Note 17.	Geographic Information

	Net Sales
	52 Weeks Ended
	April 27, 2007	April 28, 2006	April 29, 2005

United States	$111,077,666	$107,906,412	$90,281,978
International	19,890,771	15,535,163	13,160,592

Total	$130,968,437	$123,441,575	$103,442,570

	Long-Lived Assets
	April 27, 2007	April 28, 2006

United States	$11,475,519	$14,502,293
International	742,107	522,051

Total	$12,217,626	$15,024,344

Sales are classified according to the country of destination, regardless of the shipping point.

All assets located outside of the U.S. are classified as “International.”

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Quarterly Financial Information — Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Totals(1)

52 weeks ended April 27, 2007
Net sales	$33,731,520	$34,140,796	$31,664,282	$31,431,839	$130,968,437
Gross profit	29,930,192	30,336,850	26,736,914	25,706,107	112,710,063
Net loss	(8,533,387)	(12,493,703)	(19,385,300)	(10,767,717)	(51,180,107)
Diluted loss per share	(0.34)	(0.49)	(0.76)	(0.42)	(2.01)
52 weeks ended April 28, 2006 Net sales	$27,019,459	$29,070,298	$31,304,205	$36,047,613	$123,441,575
Gross profit	23,238,237	25,263,770	27,421,427	31,696,096	107,619,530
Net loss	(19,413,960)	(20,551,212)	(14,831,742)	(4,272,278)	(59,069,192)
Diluted loss per share	(0.78)	(0.82)	(0.60)	(0.17)	(2.37)

(1)	EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full year EPS.

Note 19.	Subsequent Events

Excise Tax Remediation Under Internal Revenue Code Section 409A

Section 409A of the IRC imposes an excise tax on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004, and any grants that vest after December 31, 2004 and are exercised on or before December 31, 2005 are exempt from the excise tax. The regulations under Section 409A permit us to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. As to non-Section 16 officers, the adjustment must be implemented by December 31, 2007.

As discussed in “Note 15. Litigation — Governmental Investigations of Options Granting Practices,” the Audit Committee concluded that incorrect measurement dates were used for certain of our stock option grants. Unless the exercise price for certain of these grants is adjusted to the fair market value on the date of the grant, the grantees will be subject to the Section 409A excise tax.

In June 2007, we launched a tender offer to our employees offering a payment in January 2008 in exchange for their agreement to amend their stock option agreements to adjust the exercise price of their incorrectly priced option grants to the lower of the fair market value on the revised measurement date of the grant or the closing selling price per share of our common stock on the date on which the eligible options are amended. We estimate that the cost of this tender offer will be approximately $0.6 million. The actual cost will depend on the closing price of our stock on the date the tender offer is closed and the actual number of shares tendered and will be recorded during the first quarter of fiscal 2008.

INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	3.1
3.3	Amendment No. 1 to the Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 30, 2001	000-19806	3.1
4.1	Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2
4.5	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.7	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.8	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.9	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
4.10	Amendment No. 5 to Second Amended and Restated Preferred Share Rights Agreement	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 1, 2007	000-19806	4.1
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

10.3	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.4	Letter Agreement dated March 28, 1997 between The Clark Estates, Inc. and Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended June 30, 1997	000-19806	10.11
10.5	Purchase Agreement dated September 21, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 27, 2005	000-19806	10.1
10.6	Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and as Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto dated January 13, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 19, 2006	000-19806	10.1
10.7	Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1
10.8	Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1
10.9	Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated August 25, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 30, 2005	000-19806	99.1
10.10	Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1
10.11	Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1
10.12	Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.13†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10	.14†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10	.15†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10	.16†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10	.17†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10	.18†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10	.19†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10	.20†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10	.21†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10	.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10	.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10	.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10	.25†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10	.26†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.32
10	.27†	Employment Agreement effective August 5, 2005 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 9, 2005	000-19806	99.1
10	.28†	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.34
10	.29†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1
10	.30†	Severance Agreement effective June 1, 2003 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 25, 2003	000-19806	10.21
10	.31†	Officer Stock Option Plan Agreement dated June 2, 2003 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.37
10	.32†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.38

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.33†	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.44
10	.34†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10	.35†	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.46
10	.36†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10	.37†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.48
10	.38†	Stand Alone Stock Option Agreement dated August 23, 2001 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.49
10	.39†	Severance Agreement effective January 1, 2002 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2002	000-19806	10.3
10	.40†	Employee Restricted Stock Agreement dated July 22, 2005 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.51
10	.41†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.52
10	.42†	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.53
10	.43†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.58
10	.44†	Letter Agreement Regarding Advancement of Attorney’s Fees effective October 12, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.59
10	.45†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.45
10	.46†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10	.47†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10	.48†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10	.49†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.64
10	.50†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.51†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10	.52†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.52
10	.53†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10	.54†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10	.55†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10	.56†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10	.57†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10	.58†	Consent and Amendment Agreement, dated December 29, 2006, by and among Cyberonics, Inc., Merrill Lynch Capital, and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 5, 2007	000-19806	10.1
10	.59†	Separation Agreement between Steve Jennings and Cyberonics, Inc., dated January 31, 2007	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 6, 2007	000-19806	10.1
10	.60†	Amended and Restated Cyberonics, Inc. New Employee Inducement Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 30, 2007	000-19806	10.1
10	.61†	Employment Agreement by and between Cyberonics, Inc. and Daniel Jeffrey Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10	.62†	Release Agreement by and between Cyberonics, Inc. and John Riccardi	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 10, 2007	000-19806	10.1
10	.63†*	Retention Agreement by and between Cyberonics, Inc. and John Riccardi dated November 14, 2005
10	.64†*	Description Of Non-Equity Incentive Compensation Plans
10	.65†*	Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated May 16, 2007
10	.66†*	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007
10	.67†*	Description of Non-Equity Incentive Compensation under the Employment Agreement of Robert P. Cummins

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

21.1		List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23	.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24	.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31	.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002