Form 10-Q
period 2007-07-27
CYBERONICS INC
filed 2007-08-30
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 27, 2007 or

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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock — $0.01 par value	Outstanding At August 24, 2007 26,922,590

CYBERONICS, INC.

PART I — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	July 27, 2007	April 27, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$86,311,542	$84,804,876
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $257,946 and $308,083, respectively	16,908,770	18,914,206
Inventories	15,927,585	17,580,830
Other current assets	3,226,645	3,127,345

Total Current Assets	123,374,542	125,427,257
Property and equipment, net of accumulated depreciation of $20,496,232 and $19,606,513, respectively	7,427,173	8,028,037
Other assets	3,980,896	4,189,589

Total Assets	$134,782,611	$137,644,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Line of credit	$7,500,000	$7,500,000
Accounts payable	4,380,000	5,951,931
Accrued liabilities	14,764,643	14,844,266
Convertible notes	125,000,000	125,000,000
Other	57,110	115,731

Total Current Liabilities	151,701,753	153,411,928

Long-Term Liabilities:
Other	280,906	295,184

Total Long-Term Liabilities	280,906	295,184

Total Liabilities	151,982,659	153,707,112
Commitments and Contingencies

Stockholders’ Deficit:

Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––

Common Stock, $.01 par value per share; 50,000,000 shares authorized; 27,265,619 shares issued and 26,958,007 shares outstanding at July 27, 2007; and 26,701,054 shares issued and 26,400,054 shares outstanding at April 27, 2007, respectively	272,656	267,011
Additional paid-in capital	272,970,415	265,608,804

Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	(38,200,000)	(38,200,000)
Treasury stock, 307,612 and 301,000 common shares at July 27, 2007 and April 27, 2007, respectively, at cost	(10,108,513)	(9,993,200)
Accumulated other comprehensive loss	(264,471)	(298,588)
Accumulated deficit	(267,070,135)	(258,646,256)

Total Stockholders’ Deficit	(17,200,048)	(16,062,229)

Total Liabilities and Stockholders’ Deficit	$134,782,611	$137,644,883

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended
	July 27, 2007	July 28, 2006
Net sales	$29,075,469	$33,731,520
Cost of sales	5,551,767	3,801,328

Gross Profit	23,523,702	29,930,192
Operating Expenses:
Selling, general and administrative	25,125,093	31,385,905
Research and development	6,307,723	6,953,557

Total Operating Expenses	31,432,816	38,339,462

Loss From Operations	(7,909,114)	(8,409,270)

Interest income	1,117,231	1,177,958
Interest expense	(1,397,207)	(1,351,623)
Other income, net	42,566	69,200

Loss before income taxes	(8,146,524)	(8,513,735)
Income tax expense	16,939	19,652

Net Loss	$(8,163,463)	$(8,533,387)

Basic loss per share	$(0.31)	$(0.34)
Diluted loss per share	$(0.31)	$(0.34)

Shares used in computing basic loss per share	26,353,718	25,314,450
Shares used in computing diluted loss per share	26,353,718	25,314,450

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
	July 27, 2007	July 28, 2006
Cash Flow From Operating Activities:
Net loss	$(8,163,463)	$(8,533,387)
Non-cash items included in net loss:
Depreciation and amortization	868,602	928,736
Loss on disposal of assets	876	10,270
Unrealized gain in foreign currency transactions	(95,721)	(2,990)
Stock-based compensation	3,282,265	4,811,384
Amortization of financing costs	195,334	195,637
Other non-cash items	9,108	9,108
Changes in operating assets and liabilities:
Accounts receivable, net	2,059,984	1,193,439
Inventories	1,646,114	(1,118,035)
Other current assets	(144,980)	1,870,626
Other assets, net	46,888	64,036
Accounts payable and accrued liabilities	(2,036,939)	(477,228)
Other	1,034	(155,447)

Net cash used in operating activities	(2,330,898)	(1,203,851)

Cash Flow From Investing Activities:
Purchases of property and equipment	(281,816)	(605,552)

Net cash used in investing activities	(281,816)	(605,552)

Cash Flow From Financing Activities:
Increase in borrowing against line of credit	––	2,500,000
Payments on financing obligations	(58,620)	(65,802)
Additional costs related to convertible notes	––	(3,557)
Proceeds from issuance of common stock	4,389,022	2,062,865
Purchase of treasury stock	(115,313)	––

Net cash provided by financing activities	4,215,089	4,493,506

Effect of exchange rate changes on cash and cash equivalents	(95,709)	(90,763)

Net increase in cash and cash equivalents	1,506,666	2,593,340
Cash and cash equivalents at beginning of period	84,804,876	92,355,071

Cash and cash equivalents at end of period	$86,311,542	$94,948,411

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$254,832	$173,035
Cash paid for income taxes	$14,472	$20,969
See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 27, 2007
     Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 27, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2008. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2007 (“2007 Form 10-K”).
     Note 2. Going Concern
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $267.0 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. For the fiscal years ended April 27, 2007 and April 28, 2006, we had a net loss of $51.2 million and $59.1 million, respectively. To fund our future operations, we incurred additional indebtedness through the issuance of $125.0 million of convertible notes (“Convertible Notes”) and the establishment of a $40.0 million line of credit under a credit agreement (“Credit Agreement”). In July 2006, we received a notice of default and demand letter (“Notice of Default”) from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Convertible Notes, as a result of our failure (1) to file with the SEC our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (“2006 Form 10-K”) by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We believe that no default occurred under the Indenture and, on June 13, 2007, a federal district court granted our motion for summary judgment and declared that no default occurred under the Indenture. The Trustee has appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheets as of July 27, 2007 and April 27, 2007. In addition, if an event of default has occurred under the Indenture, we would also be in default of the Credit Agreement. As of July 27, 2007, we had an outstanding balance of $7.5 million. If principal and interest on our indebtedness must be repaid immediately, we do not have the cash resources available to repay the debt. In this event, if we were not able to renegotiate the terms of the Indenture or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Note 3. Stock Incentive and Purchase Plan
     Stock Options. We adopted Statement of Financial Accounting Standards Board (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) effective April 29, 2006 using the Black-Scholes option pricing model and The Modified Prospective Method which requires compensation cost to be recognized for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date.
     In fiscal year 2007, the Audit Committee of our Board of Directors concluded that certain stock options were issued at prices that were not consistent with the fair market value applicable on the date of grant. Section 409A of the Internal Revenue Code (“IRC”) imposes an excise tax and interest penalties on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the common stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004, however, any grants that vested after December 31, 2004 and were exercised on or before December 31, 2005 are exempt from the excise tax. The regulations under Section 409A permit a grantee to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. As to Section 16 officers, the adjustment was required to be implemented prior to December 31, 2006. With the exception of four stock option grants which were not timely identified, we implemented the adjustments for all affected grants made to Section 16 officers in December 2006. In June 2007, we issued a tender offer to the remaining employees who had stock options that were subject to the excise tax and interest penalties under Section 409A. The tender offer closed in July 2007. As a result of the tender offer, we replaced or amended 225 grants of approximately 133 employees impacting options to purchase approximately 370,000 shares at a total cash cost of approximately $570,000 of which approximately $288,000 represented additional expense which was recorded during the period ended July 27, 2007. The balance was recorded against additional paid in capital.
     Restricted Stock, Restricted Stock Units and Other Share-Based Awards. We may grant restricted stock, restricted stock units or stock awards to certain employees and directors. The shares typically vest over a period of one to five years from the date of issue. During the thirteen weeks ended July 27, 2007, we executed employment agreements with Daniel J. Moore as President and Chief Executive Officer (“CEO”) and Gregory H. Browne as Vice President, Finance and Chief Financial Officer (“CFO”). Under the terms of his employment agreement, Mr. Moore received 25,000 shares fully vested on the date of issue and 100,000 time-vested restricted shares, with 25,000 vesting on each of the first four anniversaries of his start date. Additionally, Mr. Moore will receive 125,000 performance-vested restricted shares, with the performance conditions to be agreed upon within 180 days from his start date. Under the terms of his employment agreement, Mr. Browne received 30,000 time-vested restricted shares, with 7,500 vesting on each of the first four anniversaries of the grant date, and he will receive 30,000 performance-vested restricted shares, with the performance conditions to be determined by the Compensation Committee of our Board of Directors within 180 days from his start date. During the thirteen weeks ended July 27, 2007, we granted a total of 272,600 restricted shares including the shares granted to Mr. Moore and the time-vested restricted shares granted to Mr. Moore, Mr. Browne and other officers, directors and employees at a weighted average fair market value of $19.13.
     Our net loss for the quarter ended July 27, 2007 and July 28, 2006 includes $3.6 million and $4.8 million, respectively, of stock-based compensation costs. Because of our net operating losses, our deferred tax benefits related to our stock-based compensation arrangements are offset with a valuation allowance. In addition, because of our net operating losses, our current tax benefits related to our stock-based compensation arrangements are unrealized and unrecognized. As of July 27, 2007, unrecognized compensation expense related to unvested stock options was $15.7 million and is expected to be recognized over a weighted average period of 2.6 years. Unamortized compensation expense related to restricted shares was $6.2 million and is expected to vest over a weighted average period of 3.8 years.

     Nonvested restricted stock is issued to grantees on the date of the grant, entitling them to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. The fair market value of the restricted shares at grant date is amortized ratably over the requisite service period which is typically one to five years.
     Employee Stock Purchase Plan – Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our Common Stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our Common Stock on the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December. As of July 27, 2007, 412,440 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.
Note 4. Inventories
     Inventories consist of the following:

	July 27, 2007	April 27, 2007
	(Unaudited)
Raw materials and components	$8,977,234	$9,205,449
Finished goods	5,220,106	6,702,196
Work-in-process	1,730,245	1,673,185

	$15,927,585	$17,580,830

Note 5. Line of Credit
     On January 13, 2006, we established the $40.0 million revolving line of credit under a credit agreement (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). The Credit Agreement has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender with limited rights and remedies relative to the funds raised in our September 2005 Convertible Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity of $25.0 million, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances, and to provide periodic certifications of compliance in connection with the Credit Agreement. The amount available under the Credit Agreement is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of July 27, 2007, and subject to the restrictions discussed in the following paragraphs, our available borrowing capacity was approximately $17.0 million with a loan balance of $7.5 million.
     Interest is payable at a base rate offered for loans in United States dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the minimum agreed-upon loan balance. The rates effective as of July 27, 2007 were a LIBOR rate of 5.32% and a base rate margin of 1.75% for a combined rate of 7.07%. The minimum loan balance is $10.0 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% to 1.0% of the outstanding loan balance and other usual and customary fees associated with this type of facility.
     Beginning in July 2006, we entered into a series of consent and amendment agreements with the Administrative Agent and Lenders providing that certain events would not constitute a default under the Credit Agreement. Such events include, among other events, (1) failure to file timely with the SEC our 2006 Form 10-K and our quarterly reports on Form 10-Q, (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports; and (3) our receipt of the Notice of Default from the Trustee in connection with the Indenture as a result of our failure to file timely and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court, and we do not otherwise acknowledge, that a default has occurred under the Indenture.
     The most recent Consent and Amendment Agreement further provides that our borrowing under the line of credit is limited to $7.5 million. As of July 27, 2007, loans aggregating $7.5 million in principal amount were outstanding under the Credit Agreement. Since February 1, 2007, we have been required to pay interest based on the minimum agreed-upon loan balance of $10.0 million, but we cannot borrow more than $7.5 million in principal amount until the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred to the satisfaction of the Administrative Agent.
Note 6. Accrued Liabilities:
     Accrued liabilities are as follows:

	July 27, 2007	April 27, 2007
	(Unaudited)
Payroll and other compensation	$6,307,316	$7,279,726
Clinical costs	2,999,764	2,746,677
Accrued interest	1,608,508	410,592
Tax accruals	892,183	807,909
Royalties	853,175	922,221
Professional services	587,738	1,214,821
Other	1,515,959	1,462,320

	$14,764,643	$14,844,266

Note 7. Warranties
     We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties. Provisions for warranty expenses are made based upon projected product warranty claims.
     Changes in our liability for product warranties during the thirteen weeks ended July 27, 2007 and July 28, 2006 are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended
	July 27, 2007	July 28, 2006
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$68,822	$46,991
Warranty expense recognized	21,537	28,205
Warranty settled	(650)	(2,025)

Balance at the end of the period	$89,709	$73,171

Note 8. Convertible Notes
     On September 27, 2005, we issued $125 million of Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of approximately $10.0 million and (2) the net cost of $13.0 million related to the Note Hedge and Warrants, which transactions were designed to limit our exposure to potential dilution from conversion of the

Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Convertible Notes as of July 27, 2007 and April 27, 2007 was $104.0 million and $115.0 million, respectively. Market quotes obtained from brokers were used to estimate the fair value of this debt.
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
     We believe that no default occurred under the Indenture. In June 2007, a federal district court declared that no default occurred under the Indenture. For a detailed description of the lawsuit, refer to “Note 13. — Litigation — Indenture Default Litigation.” The Trustee has appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. Until this matter is finally resolved, we have included these Convertible Notes as a current liability on our consolidated balance sheets as of July 27, 2007 and April 27, 2007.
Registration Rights Agreement
     On September 27, 2005, we entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with our issuance of the Convertible Notes. Under the Registration Rights Agreement, we were required to file a registration statement for the Convertible Notes and the shares into which the Convertible Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we did not file the required registration statement until April 27, 2007, and we have not obtained effectiveness of the registration statement. As a result of failing to file the registration statement and obtain its effectiveness on a timely basis, we are obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Convertible Notes for the period during which the failure continues. Such liquidated damages per year equal 0.25% of the principal amount of the outstanding Convertible Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Convertible Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 for each 90-day period during which the failure to obtain the effectiveness of the registration statement continues). The liquidated damages are payable in arrears on each date on which interest payments are payable. In compliance with the requirements of the Financial Accounting Standards Board (“FASB”) staff position (“FSP”) applicable to the Emerging Issues Task Force (“EITF”) FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” (“FSP EITF 00-19-2”), during the period ended July 27, 2007, we recognized the cost of these liquidated damages that may be due up to September 27, 2007, the date when our obligations under the Registration Rights Agreement expire. We adopted FSP EITF 00-19-2 on April 28, 2007 resulting in an adjustment to the beginning balance in accumulated deficit in the amount of approximately $0.3 million and accrued liabilities in the Consolidated Balance Sheet as of July 27, 2007. Approximately $56,000 is recorded in accrued liabilities in the Consolidated Balance Sheet as of April 27, 2007.
Note 9. Convertible Note Hedge and Warrants
     On September 27, 2005, we issued $125.0 million of senior subordinated convertible notes due in 2012, purchased a hedge on the convertible notes (the “Note Hedge”) for $38.2 million which matures in September 2012 and sold Warrants for $25.2 million which mature in September 2012. The Notes are convertible into approximately three million shares of our Common Stock. We purchased the Note Hedge to enable the purchase of approximately three million shares of our Common Stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Notes subject to the bond offering. The Note Hedge and the Warrants are recorded in stockholders’ deficit on the Consolidated Balance Sheets.
Note 10. Comprehensive Loss
     We follow FAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended July 27, 2007 and July 28, 2006 was approximately $8.1 million and $8.5 million, respectively.
Note 11. Income Taxes
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
     We estimate our effective tax rate for the thirteen weeks ended July 27, 2007 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004 and August 2006, we experienced ownership changes as defined in Section 382 of the IRC. Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to Section 382 of the IRC. Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.
     In June 2006, the FASB issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective April 28, 2007.
     As a result of the implementation of FIN 48, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets. The amount of unrecognized tax benefits did not materially change during the quarter ending July 27, 2007. If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.
     We expect that the amount of unrecognized tax benefits will change in the next 12 months due to expiring credit carryforwards; however, we do not expect the change to have any impact on our results of operations or financial position because of the existence of the valuation allowance. We are not under audit by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. We are subject to income tax examinations for our U.S. federal income taxes, non-US income taxes and state and local income taxes for fiscal 1993 and subsequent years, with certain exceptions.
     Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended July 27, 2007.
Note 12. Loss Per Share
     FAS No. 128, “Earnings Per Share,” (“FAS 128”) requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.
     The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Thirteen Weeks Ended
	July 27, 2007	July 28, 2006
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(8,163,463)	$(8,533,387)

Denominator:
Basic weighted average shares outstanding	26,353,718	25,314,450
Effect of dilutive securities	––	––

Diluted weighted average shares outstanding	26,353,718	25,314,450

Basic loss per share	$(0.31)	$(0.34)
Diluted loss per share	$(0.31)	$(0.34)
     Excluded from the computation of diluted EPS for the thirteen weeks ended July 27, 2007 and July 28, 2006 were outstanding options to purchase stock and unvested restricted stock of approximately 5.2 million and 6.9 million common shares, respectively, because to include them would have been anti-dilutive due to the net loss.
     We issued $125.0 million in Convertible Notes during the quarter ended October 28, 2005 and, in conjunction with the Convertible Notes, purchased a Note Hedge and sold Warrants. The Convertible Notes are convertible into approximately three million shares of our Common Stock. Dilution is measured in accordance with the “if converted” method of FAS 128 which assumes conversion of the Convertible Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net operating losses, the Convertible Notes are anti-dilutive and are not included in the computation of diluted EPS. We purchased the Note Hedge to buy approximately three million shares of our Common Stock at an exercise price of $41.50 per share. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. We issued Warrants to sell approximately three million shares of our Common Stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of FAS 128, the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of the Common Stock.
Note 13. Litigation
     We are named as a defendant in lawsuits or the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.
Indenture Default Litigation
     In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Convertible Notes, as well as a subsequent Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We filed a declaratory judgment action on October 3, 2006 in Texas state court seeking a declaration that no event of default has occurred under the Indenture and requesting attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed the lawsuit to the U.S. District Court for the Southern District of Texas and filed an answer and counterclaim seeking damages for the alleged default. In March 2007, the Trustee filed a motion for partial summary judgment seeking a determination that an event of default has occurred under the Indenture. In April 2007, we responded to the Trustee’s motion and filed a cross-motion for summary judgment seeking a declaration that no event of default has occurred.
     On June 13, 2007, the federal district court granted our motion for summary judgment and denied the Trustee’s motion, declaring that “Cyberonics satisfied its contractual obligations and has not breached the Agreement.”

     The Trustee has appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain, and we may be forced to seek protection under the Bankruptcy Code.
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
     We are also named as a nominal defendant in five stockholder derivative lawsuits brought on behalf of the company in the District Court of Harris County, Texas, including Smith v. Cummins, pending in the 189th District Court, Adel v. Cummins, pending in the 234th District Court, McKeehan v. Cummins, pending in the 11th District Court, Nussbaum v. Cummins, pending in the 215th District Court and Wunschel v. Cummins, pending in the 165th District Court. They allege purported improprieties in our issuance of stock options and the accounting related to such issuances. These cases were consolidated into a single case, In re Cyberonics, Inc., in the 189th District Court of Harris County in January 2007.
     On November 18, 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the derivative claims raised in these lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders. On December 18, 2006, we moved to stay all proceedings in the federal and state derivative lawsuits pending the completion of the SLC process. In April 2007, the federal district court entered an order staying the Rudolph case for 90 days to permit the SLC to complete its investigation. In August 2007, the federal district court extended the stay of the Rudolph case through September 21, 2007.
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
     On October 2, 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss on October 23, 2006, and the defendants filed a reply to the opposition on November 6, 2006. On October 31, 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. On November 28, 2006, the court issued an order compelling republication of notice and staying the proceeding pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. On December 18, 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff within 60 days. In February 2007, the court lifted the stay, and in March 2007, the lead plaintiffs filed a motion seeking leave to file an amended complaint. In April 2007, the court denied the plaintiff’s motion to amend without prejudice and stayed the litigation in light of issues raised in a case that is currently submitted to the U.S. Supreme Court. In June 2007, the court lifted the stay and granted plaintiffs leave to “supplement — not amend” their first amended complaint and granted us leave to “supplement — not amend” our motion to dismiss the first amended complaint. In July 2007, the lead plaintiffs filed a supplemental amended complaint, and in August 2007, we filed a supplement to our motion to dismiss. We intend to vigorously defend this lawsuit; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.
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
     We received a letter in November 2006 and a second letter in March 2007 from Senator Charles Grassley on behalf of the SFC requesting our cooperation in providing certain documents and information relating to (1) our employees, agents, and consultants regarding their meetings and communications with the Centers for Medicare and Medicaid Services (“CMS”) regarding coverage of the VNS Therapy System for TRD and (2) our agents’ and consultants’ participation in presentations, preparation of publications, and advice to government agencies on VNS Therapy for TRD. We believe that we have provided the documents and information responsive to his requests.

Note 14. Use of Accounting Estimates
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
Note 15. New Accounting Pronouncements
     In December 2006, the FASB issued FSP EITF 00-19-2. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, it is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted FSP EITF 00-19-2 on April 28, 2007. The implementation of FSP EITF 00-19-2 resulted in an adjustment to the beginning balance in accumulated deficit in the amount of approximately $0.3 million recorded during the period ended July 27, 2007.
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
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We are currently evaluating the impact that the implementation of FAS 159 may have on our consolidated results of operations and financial position.
     In June 2006, the FASB issued FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this Interpretation is required for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of April 28, 2007 did not have a material impact on our consolidated results of operations or financial position.

Note 16. Subsequent Events
     On August 1, 2007 James Reinstein was hired as Vice President, Sales & Marketing, and General Manager, International. In this role, Mr. Reinstein is responsible for the sales and marketing effort in the United States and serves as the General Manager of Cyberonics Europe S.A./N.V. with responsibility for all sales and distribution outside the United States.
     On August 4, 2007, Michael A. Cheney resigned his position as Vice President, Sales and Marketing. The resignation was effective as of the close of business on August 1, 2007. In connection with his resignation, Mr. Cheney entered into a letter agreement with us pursuant to which Mr. Cheney released us from all claims pertaining to his employment in exchange for a payment in the amount of $376,000 and continued health care benefits until August 31, 2007. The letter agreement also amended four Notice of Grant and Stock Option Agreements, extending from 90 days to 130 days the period during which Mr. Cheney may exercise his vested stock options.
     On August 22, 2007 we announced organizational changes designed to enhance efficiency and reduce the cost of ongoing operations, resulting in a reduction in employee headcount of approximately 12%. The approximate $2.5 million in cost associated with the reduction will be expensed in the second quarter of fiscal 2008, which will end on October 26, 2007. The work-force reductions are expected to result in cost savings beginning in the third quarter of fiscal 2008.

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
     For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in this section and to the section entitled “Factors Affecting Future Operating Results” included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2007 (our “2007 Form 10-K”). Readers are encouraged to refer to our 2007 Form 10-K for a further discussion of our business and its risks and opportunities.
Business Overview
     We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, VNS Therapy, for the treatment of epilepsy, treatment-resistant depression (“TRD”) and other debilitating neurological or psychiatric diseases and other disorders. The FDA approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. FDA also approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area and Canada approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.
     Our ability to expand successfully the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. We are actively pursuing favorable coverage decisions to expand reimbursement to include VNS Therapy for TRD. Because there are currently no favorable national and regional coverage policies, we have been assisting physicians and patients with obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Our long-term growth in TRD is dependent on our progress in obtaining favorable national and regional coverage policies in TRD. In May 2007, the Centers for Medicare and Medicaid Services (formerly the Healthcare Financing Administration) (“CMS”) issued a final determination of non-coverage with respect to reimbursement for TRD.
     Our clinical development program has included pilot and pivotal studies in using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent TRD in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s Disease, anxiety, chronic migraine headache, bulimia, obesity and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy and to determine which new indications might be considered for pivotal studies and, therefore, are an important component of our clinical research activities.
     Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. For the period from inception through July 27, 2007, we incurred an accumulated deficit of approximately $267 million. We are focused on advancing the clinical foundation as a basis for extending reimbursement for VNS Therapy. This may involve increased investment in clinical trials.
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
     Foreign Exchange. The primary exchange rate movements that impact our consolidated net sales growth include the U.S. dollar as compared to the Euro. The weakening of the U.S. dollar generally has a favorable impact on our sales. The impact of foreign currency fluctuations on net sales is not indicative of the impact on our operations due to the offsetting foreign currency impact on operating costs and expenses.
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
     Stock Options. Effective April 29, 2006, we adopted Statement of Financial Accounting Standards Board (“FAS”) Statement No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”) using the Black-Scholes option pricing model and The Modified Prospective Method which requires compensation cost to be recognized for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. The calculation of grant date fair market value requires judgment, as several of the factors used must be estimated, including stock price volatility and stock option exercise behavior.
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
Results of Operations
     Net Sales
     We provide below our estimates for net sales of VNS Therapy Systems by indication for use. We sell VNS Therapy Systems to hospitals and ambulatory surgical centers (“ASCs”) for both epilepsy and TRD indications, although we often do not know the intended use for a VNS Therapy System at the time of its sale. We use information available from two separate databases to estimate our sales by indication for use.
     FDA has designated our VNS Therapy System, which is a Class III implantable medical device, as a “tracked” device under the FDA’s Medical Device Tracking regulation. Consistent with the Tracking regulation, we urge each implanting hospital or ASC to complete and return to us an implant card that provides information from which we can identify the corresponding indication for use. Separately, we accumulate information relating to prospective and actual patients, prescribing and implanting physicians, and hospitals and ASCs in a sales-related database.
     We do not receive an implant card for each device we sell, and we sometimes sell devices that are not the subject of data included in our sales-related database. In addition, the delay between the date of a sale and the date of receipt of the corresponding implant card may result in an implant card being received in a fiscal quarter subsequent to the fiscal quarter corresponding to the date of the sale. We assume that any such delay, however, will affect each fiscal quarter to approximately the same extent. By combining information derived from both the tracking and sales-related databases, we form an estimate of the split between units and net sales for the two indications. The accuracy of our estimates of sales by indication for use, however, may vary from one fiscal quarter to the next, and investors should exercise caution in relying on these estimates.
     Net sales for the TRD indication have declined subsequent to the May 2007 issuance by the CMS of a national non-coverage determination with respect to VNS Therapy for TRD. Using the methodology disclosed above, we estimate that our net sales applicable to TRD for the quarter ended July 27, 2007 were approximately $2.4 million compared to $8.1 million for the same period last year, or a decrease of approximately 70%.
     Net sales for the first quarter were $29.1 million compared to the fiscal year 2007 fourth quarter of $31.4 million, and fiscal year 2007 first quarter of $33.7 million.
     U.S. net sales of $23.1 million for the thirteen weeks ended July 27, 2007 decreased by $6.5 million, or 22%, as compared to the thirteen weeks ended July 28, 2006, primarily the result of a decrease in unit sales volumes and lower average selling prices. U.S. unit sales volume decreased by 22% and average system prices decreased by 0.3%.

     International sales of $6.0 million for the thirteen weeks ended July 27, 2007 represented an increase of $1.8 million, or 45%, when compared to the same period of the previous fiscal year. Such increase was due to an increase in unit sales volume of 43% and an increase in average system prices of 1%, which in turn was largely due to a favorable currency impact and changes in country and product mix.
     Gross Profit
     Gross profit margin for the thirteen weeks ended July 27, 2007 was 81%, representing a decrease of 782 basis points over the same period of the previous fiscal year. This decrease was primarily due to decreases in sales and production volume and a higher volume of international sales as a percentage of total sales.
     Cost of sales consists primarily of direct labor, stock compensation expense, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales mix, the VNS Therapy System selling price, applicable royalty rates and the levels of production volume.
     Operating Expenses
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses of approximately $25.1 million for the thirteen weeks ended July 27, 2007 represented a decrease of $6.3 million, or 20%, as compared to the thirteen weeks ended July 28, 2006. The decrease in expenses is primarily due to our efforts to reduce expenses in all areas.
     Research and Development (“R&D”) Expenses. R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to the thirteen weeks ended July 28, 2006, R&D expenses of $6.3 million for the period ended July 27, 2007 represented a decrease of $0.6 million, or 9%, primarily due to our efforts to reduce expenses.
     Interest Income and Expense
     Interest income for the thirteen weeks ended July 27, 2007 of $1.1 million represented an approximate decrease of $61,000, or 5%, as compared to the same period of the previous fiscal year, such decrease being a result of lower invested cash balances earning higher interest rates. Interest expense for the thirteen weeks ended July 27, 2007 of $1.4 million represented an approximate increase of $46,000, or 3%, as compared to the same period of the previous fiscal year. The increase in interest expense was primarily due to the higher interest applicable to our line of credit and the accrued interest payable on $10.0 million as compared to $7.5 million during the same period in the previous year.
     Other Income, Net
     Other income, net of approximately $43,000 for the thirteen weeks ended July 27, 2007, represented a decrease of approximately $27,000, or 38%, as compared to approximately $69,000 for the same period during the previous fiscal year. It primarily includes income related to the transaction gains and losses associated with the impact of changes in foreign currency exchange rates.
     Income Taxes
     We estimate our effective tax rate for the thirteen weeks ended July 27, 2007 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. In August 2004 and in August 2006, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382. Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

     We adopted FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), as of April 28, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. As a result of the implementation of FIN 48, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets. The amount of unrecognized tax benefits did not materially change during the quarter ending July 27, 2007. If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.
Liquidity and Capital Resources
     Overview
     We generated a net loss of $8.2 million for the thirteen weeks ended July 27, 2007, as compared to a net loss of $8.5 million for the thirteen weeks ended July 28, 2006. The decrease in the consolidated net loss is a result of lower SG&A and R&D expenses, offset by lower sales and lower gross profit percentage. As a result, cash used in operating activities was $2.3 million as compared to $1.2 million during the same period of the previous fiscal year. Net cash increased by $1.5 million primarily due to stock options exercises during the thirteen weeks ended July 27, 2007, as compared to an increase of $2.6 million during the same period of the previous fiscal year. The increase of $2.6 million during the same period in the prior fiscal year included $2.5 million in additional borrowings against our line of credit facility.
     Cash Flows
     Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 27, 2007 and July 28, 2006 was as follows:

	Thirteen Weeks Ended
	July 27, 2007	July 28, 2006
	(Unaudited)	(Unaudited)
Operating activities	$(2,330,898)	$(1,203,851)
Investing activities	(281,816)	(605,552)
Financing activities	4,215,089	4,493,506
     Operating Activities
     Net cash used in operating activities during the thirteen weeks ended July 27, 2007 was $2.3 million as compared to net cash used in operating activities of $1.2 million during the same period of the previous fiscal year. The primary reason for the increase in cash used in operating activities is a reduction of approximately $2.0 million in accounts payable and accrued liabilities, compared to a reduction of approximately $0.5 million during the same period last year, and lower non-cash compensation expense of approximately $3.3 million, compared to approximately $4.8 million during the same period last year, lower gross margins and lower sales partially offset by decreases in operating expenses as a result of our efforts to reduce expenses (including personnel-related expenses).
     Investing Activities
     Net cash used in investing activities during the thirteen weeks ended July 27, 2007 was $0.3 million compared to net cash used in investing activities of $0.6 million during the same period of the previous fiscal year. This amount represents investment in property, plant and equipment. We estimate a total investment of approximately $1.9 million during the current fiscal year.
     Financing Activities
     Net cash provided by financing activities during the thirteen weeks ended July 27, 2007 was $4.2 million as compared to $4.5 million during the same period of the previous fiscal year. The primary reason for the cash provided by financing activities is proceeds from issuance of common stock pursuant to stock option exercises of $4.4 million partially offset by $0.1 million used in payment of financial obligations and $0.1 million used to purchase treasury stock. The $4.5 million proceeds during fiscal year 2007 included $2.1 million proceeds from issuance of common stock pursuant to stock options exercises and $2.5 million additional borrowings against our line of credit facility, partially offset by $0.1 million in payment of financial obligations.
Debt Instruments and Related Covenants
     Line of Credit
     On January 13, 2006, we established a $40.0 million revolving line of credit under a credit agreement (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender with limited rights and remedies relative to the funds raised in our September 2005 Convertible Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25.0 million, and to provide periodic certifications of compliance in connection with the facility. The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of July 27, 2007, our available borrowing capacity was approximately $17.0 million with a loan balance of $7.5 million.
     Beginning in July 2006, we entered into a series of consent and amendment agreements with the Administrative Agent and Lenders providing that certain events will not constitute a default under the Credit Agreement. Such events include, among other events, (1) failure to file timely with the SEC our 2006 Form 10-K and our 2007 quarterly reports on Form 10-Q, (2) our failure to maintain compliance with the NASDAQ listing standards because of our failure to file such SEC reports, and (3) our receipt of the Notice of Default from the Trustee in connection with the Indenture as a result of our failure to file timely and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court, and we have not otherwise acknowledged, that a default has occurred under the Indenture.
     The most recent Consent and Amendment Agreement further provided that our borrowing under the line of credit is limited to $7.5 million. As of July 27, 2007, loans aggregating $7.5 million in principal amount were outstanding under the Credit Agreement. Since February 1, 2007, we have been required to pay interest based on the minimum agreed-upon loan balance of $10.0 million, but we cannot borrow more than $7.5 million in principal amount until the Trustee withdraws the Notice of Default or a court determines that a default in connection with the Indenture has not occurred to the satisfaction of the Administrative Agent.
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
     In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of our 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. As such, although the Convertible Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheets as of July 27, 2007 and April 27, 2007. On June 13, 2007, a federal district court granted summary judgment to Cyberonics and declared that no default occurred under the Indenture. In its court filings, the Trustee stated that it was seeking approximately $20.0 million in damages plus interest and attorney fees, but it reserved the right to seek immediate payment of full value of the

Convertible Notes. See “Note 13. Litigation — Indenture Default Litigation” in the Notes to Consolidated Financial Statements.
     The Trustee has appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain, and we may be forced to seek protection under the Bankruptcy Code.
Contractual Obligations
     We are party to a number of contracts pursuant to which we are obligated to pay for clinical studies totaling $3.0 million as of July 27, 2007 which are included in accrued liabilities. Although we have no firm commitments, we expect to make capital expenditures of approximately $1.9 million during fiscal year 2008, primarily to meet business requirements and to enhance business infrastructure and facilities.
     The table below reflects our current obligations under our material contractual obligations.

					Total
			Operating		Contractual
	Line of Credit (1)	Notes Issuance (2)	Leases (3)	Other (4)	Obligations
Contractual obligations:
Less Than One Year	$10,824,222	$128,854,167	$3,276,587	$464,652	$143,419,628
1-3 Years	412,111	—	4,579,115	––	4,991,226
3-5 Years	—	—	23,798	—	23,798
Over 5 Years	—	—	—	—	—

Total Contractual Obligations	$11,236,333	$128,854,167	$7,879,500	$464,652	$148,434,652

(1)	Consists of $10 million minimum loan balance requirement and related interest. See “Note 5. Line of Credit” in the Notes to Consolidated Financial Statements for further discussion.

(2)	Consists of principal and interest obligations related to the Notes issuance presented as if the Notes were to become due and payable within twelve months from the issuance of this quarterly report. Although the Notes mature in 2012, we have classified them as current due to our receipt of the Notice of Default from the Trustee.

(3)	Consists of operating lease obligations related to facilities and office equipment.

(4)	Reflects amounts we expect to expend in connection with sales, marketing and training events, debt applicable to acquisition of computer hardware and software and employee relocation expenses.
     We believe our current financial and capital resources will be adequate to fund anticipated business activities through fiscal 2008, although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true. Our current assumptions include our ability to either prevail in our assertions on the terms of the Indenture of the Notes or negotiate terms which include principal maturity of greater than 24 months. If, within the short-term, we are unable to prevail or satisfactorily resolve the dispute surrounding the terms of the Indenture, we may not be able to maintain our operations as a going concern. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Factors Affecting Future Operating Results” in our 2007 Form 10-K.
Impact of New Accounting Pronouncements
     See “Note 15. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to limited market risk on interest rates and foreign currency exchange rates.
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and our $40.0 million credit facility. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates would not have a material impact on our consolidated results of operations.
     Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the thirteen weeks ended July 27, 2007 would have been favorable by approximately $0.2 million, or 2.3%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the thirteen weeks ended July 27, 2007 would have been unfavorable by approximately $0.3 million, or 3.8%.
     Our Convertible Notes are sensitive to fluctuations in the price of our Common Stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At July 27, 2007, a 10% decrease in the price of our Common Stock could have resulted in a decrease of approximately $3.0 million on the net fair value of our Convertible Notes, while a 10% increase in the price of our common stock could have resulted in an increase of approximately $2.0 million on the fair value of our Convertible Notes.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to ensure that we are able to record, process, summarize and report, within the applicable time periods, the information required in our annual and quarterly reports under the Exchange Act.
     We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 27, 2007.
     Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended July 27, 2007 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
     For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Risk Factors” in our 2007 Form 10-K, as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our 2007 Form 10-K other than those set forth below. For further information, see Part I, Item 1A, Risk Factors in our 2007 Form 10-K.

Changes in key officers could adversely affect our operations.
     In November 2006, our CEO and CFO resigned, and in May 2007, we hired a new CEO and our Interim CFO resigned. In July 2007, we hired a new Vice President of Finance and CFO. These changes in key management positions could strain our existing resources, creating a risk of loss of other key employees. As a result, our business could be affected detrimentally.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Purchase of equity securities by the issuer and affiliated purchasers:

				Maximum
				Number (or
				Approximate
			Total number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that may yet be
	Total Number of	Average Price	of Publicly	Purchased under
	Shares (or Units)	Paid per Share	Announced Plans or	the Plans or
Period	Purchased (1)	(or Unit) (2)	Programs	Programs (3)
April 28 - June 1, 2007	––	$––	––	3,000,000
June 2 - June 29, 2007	6,612	$17.44	––	3,000,000
June 30 - July 27, 2007	––	$––	––	3,000,000

Total	6,612	$17.44	––	3,000,000

(1)	The shares were purchased from our CEO in connection with the grant of restricted shares and were made in connection with satisfying tax withholding obligations related to those shares.

(2)	The price paid for the shares was the closing price of our stock on the day before issuance per our equity incentive plans.

(3)	Our Board of Directors has approved a program to purchase up to 3,000,000 common shares on the open market. As of July 27, 2007, no shares had been purchased under the plan.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 6. EXHIBITS
     The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit			SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
10.1†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc., and Daniel Jeffrey Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1

10.2†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel Jeffrey Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1

Exhibit			SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
10.3†	Executive Restricted Stock Agreement dated June 18, 2007 by and between Cyberonics, Inc. and Daniel Jeffrey Moore	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.66

10.4	Release Agreement effective May 4, 2007 between Cyberonics, Inc. and John A. Riccardi	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 10, 2007	000-19806	10.1

10.5†*	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto

10.6†*	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)

10.7†*	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)

10.8†*	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan

10.9†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc., and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1

10.10†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc., and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.2

10.11	Consent and Amendment Agreement dated July 27, 2006 between Cyberonics, Inc., Merrill Lynch Capital and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.8

10.12	Consent and Amendment Agreement dated October 31, 2006 between Cyberonics, Inc., Merrill Lynch Capital and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.7

10.13	Consent and Amendment Agreement dated December 29, 2006 between Cyberonics, Inc., Merrill Lynch Capital and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.58

Exhibit			SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
10.14	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERONICS, INC.
By:	/s/ GREGORY H. BROWNE
Gregory H. Browne
Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 30, 2007

INDEX TO EXHIBITS
     The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit			SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
10.1†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc., and Daniel Jeffrey Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1

10.2†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel Jeffrey Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1

10.3†	Executive Restricted Stock Agreement dated June 18, 2007 by and between Cyberonics, Inc. and Daniel Jeffrey Moore	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.66

10.4	Release Agreement effective May 4, 2007 between Cyberonics, Inc. and John A. Riccardi	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 10, 2007	000-19806	10.1

10.5†*	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto

10.6†*	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)

10.7†*	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)

10.8†*	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan

10.9†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc., and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1

10.10†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc., and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.2

10.11	Consent and Amendment Agreement dated July 27, 2006 between Cyberonics, Inc., Merrill Lynch Capital and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.8

Exhibit			SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
10.12	Consent and Amendment Agreement dated October 31, 2006 between Cyberonics, Inc., Merrill Lynch Capital and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.7

10.13	Consent and Amendment Agreement dated December 29, 2006 between Cyberonics, Inc., Merrill Lynch Capital and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 27, 2007	000-19806	10.58

10.14	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2

31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002