Form 10-Q
period 2007-11-16
CYBERONICS INC
filed 2007-12-05
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 26, 2007 or

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

(281) 228-7200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2007
Common Stock $0.01 par value	27,333,086

CYBERONICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 26, 2007	April 27, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,286,538	$84,804,876
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $264,767 and $308,083, respectively	17,849,361	18,914,206
Inventories	15,444,426	17,580,830
Other current assets	2,645,363	3,127,345
Total Current Assets	121,225,688	125,427,257
Property and equipment, net of accumulated depreciation of $21,001,246 and $19,606,513, respectively	6,817,736	8,028,037
Other assets	3,775,307	4,189,589
Total Assets	$131,818,731	$137,644,883

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Line of credit	$7,500,000	$7,500,000
Accounts payable	3,121,617	5,951,931
Accrued liabilities	13,657,257	14,844,266
Convertible notes	125,000,000	125,000,000
Other	57,110	115,731
Total Current Liabilities	149,335,984	153,411,928

Long-Term Liabilities:
Other	266,628	295,184
Total Long-Term Liabilities	266,628	295,184
Total Liabilities	149,602,612	153,707,112

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value per share; 50,000,000 shares authorized; 27,596,436 shares issued and 27,288,824 shares outstanding at October 26, 2007; and 26,701,054 shares issued and 26,400,054 shares outstanding at April 27, 2007, respectively	275,964	267,011
Additional paid-in capital	276,294,057	265,608,804
Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	(38,200,000)	(38,200,000)
Treasury stock, 307,612 and 301,000 common shares at October 26, 2007 and April 27, 2007, respectively, at cost	(10,108,513)	(9,993,200)
Accumulated other comprehensive loss	(97,914)	(298,588)
Accumulated deficit	(271,147,475)	(258,646,256)
Total Stockholders' Deficit	(17,783,881)	(16,062,229)
Total Liabilities and Stockholders' Deficit	$131,818,731	$137,644,883

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended

	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Net sales	$28,946,696	$34,140,796	$58,022,165	$67,872,316
Cost of sales	4,576,104	3,803,946	10,127,871	7,605,274
Gross Profit	24,370,592	30,336,850	47,894,294	60,267,042
Operating Expenses:
Selling, general and administrative	22,092,842	35,618,714	47,217,935	67,004,619
Research and development	5,886,095	6,974,403	12,193,818	13,927,960

Total Operating Expenses	27,978,937	42,593,117	59,411,753	80,932,579
Loss From Operations	(3,608,345)	(12,256,267)	(11,517,459)	(20,665,537)

Interest income	1,032,800	1,240,760	2,150,031	2,418,718
Interest expense	(1,402,789)	(1,444,318)	(2,799,996)	(2,795,941)
Other income (expense), net	(83,664)	7,056	(41,098)	76,256
Loss before income taxes	(4,061,998)	(12,452,769)	(12,208,522)	(20,966,504)
Income tax expense	15,342	40,934	32,281	60,586
Net Loss	$(4,077,340)	$(12,493,703)	$(12,240,803)	$(21,027,090)

Basic loss per share	$(0.15)	$(0.49)	$(0.46)	$(0.83)
Diluted loss per share	$(0.15)	$(0.49)	$(0.46)	$(0.83)

Shares used in computing basic loss per share	26,529,485	25,418,018	26,441,601	25,366,234
Shares used in computing diluted loss per share	26,529,485	25,418,018	26,441,601	25,366,234

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
	October 26, 2007	October 27, 2006

Cash Flow From Operating Activities:
Net loss	$(12,240,803)	$(21,027,090)
Non-cash items included in net loss:
Depreciation and amortization	1,707,179	1,879,445
Loss on disposal of assets	1,483	11,773
Unrealized loss in foreign currency transactions	69,156	67,016
Stock-based compensation	5,846,173	9,202,635
Amortization of financing costs	390,669	390,970
Other non-cash items	18,215	47,659
Changes in operating assets and liabilities:
Accounts receivable, net	1,298,991	1,345,568
Inventories	2,121,000	(1,437,140)
Other current assets	499,521	3,016,306
Other assets, net	95,477	120,146
Accounts payable and accrued liabilities	(4,731,131)	2,213,534
Other	6,828	(156,706)
Net cash used in operating activities	(4,917,242)	(4,325,884)

Cash Flow From Investing Activities:
Purchases of property and equipment	(512,219)	(801,220)
Net cash used in investing activities	(512,219)	(801,220)

Cash Flow From Financing Activities:
Increase in borrowing against line of credit	––	5,000,000
Payments on financing obligations	(58,620)	(129,212)
Additional costs related to convertible notes	––	(3,557)
Proceeds from issuance of common stock	5,098,790	2,065,020
Purchase of treasury stock	(115,313)	––
Net cash provided by financing activities	4,924,857	6,932,251

Effect of exchange rate changes on cash and cash equivalents	(13,734)	(177,599)
Net increase (decrease) in cash and cash equivalents	(518,338)	1,627,548
Cash and cash equivalents at beginning of period	84,804,876	92,355,071
Cash and cash equivalents at end of period	$84,286,538	$93,982,619

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$2,698,088	$2,329,637
Cash paid for income taxes	$30,812	$40,629

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CYBERONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 26, 2007

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended October 26, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2008. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2007 (“2007 Form 10-K”).

Note 2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $271 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. For the fiscal years ended April 27, 2007 and April 28, 2006, we had a net loss of $51.2 million and $59.1 million, respectively. To fund our future operations, we incurred additional indebtedness through the issuance of $125.0 million of senior subordinated convertible notes in September 2005 (“Convertible Notes”) and the establishment of a $40.0 million line of credit under a credit agreement (“Credit Agreement”). In July 2006, we received a notice of default and demand letter (“Notice of Default”) from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Convertible Notes, as a result of our failure (1) to file with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (“2006 Form 10-K”) by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We believe that no default occurred under the Indenture and, on June 13, 2007, a federal district court granted our motion for summary judgment and declared that no default occurred under the Indenture. The Trustee appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable. Accordingly, until this matter is resolved, we have included them as a current liability on our Consolidated Balance Sheets as of October 26, 2007 and April 27, 2007. In addition, if an event of default has occurred under the Indenture, we would also be in default of the Credit Agreement.  As of October 26, 2007, we had an outstanding balance of $7.5 million.  If principal and interest on our indebtedness must be repaid immediately, we would not have the cash resources available to repay the debt.  In this event, if we were not able to renegotiate the terms of the Indenture or to secure additional financing, this could raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Stock Incentive and Purchase Plan

Stock Options.  We adopted Statement of Financial Accounting Standards Board (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) effective April 29, 2006, which was the first day of our fiscal year 2007, using the Black-Scholes option pricing model and the Modified Prospective Method which requires compensation cost to be recognized for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date.

In fiscal year 2007, the Audit Committee of our Board of Directors concluded that certain stock options were issued at prices that were not consistent with the fair market value applicable on the date of grant. Section 409A of the Internal Revenue Code (“IRC”) imposes an excise tax and interest penalties on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the common stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004; however, any grants that vested after December 31, 2004 and were exercised on or before December 31, 2005 are exempt from the excise tax.  The regulations under Section 409A permit a grantee to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. In July 2007, we closed a tender offer to the employees who had stock options that were subject to the excise tax and interest penalties under Section 409A.  As a result of the tender offer, we replaced or amended 225 grants of approximately 133 employees impacting options to purchase approximately 370,000 shares at a total cost of approximately $570,000 of which approximately $288,000 represented additional expense that was recorded during the twenty-six weeks ended October 26, 2007.  The balance was recorded against additional paid in capital.

We erroneously omitted four stock option grants that were made to employees who were not Section 16 officers at the time of the grant. In October 2007, we implemented the adjustments for the grants omitted from the tender offer. As a result of these adjustments, we replaced or amended four grants of two employees impacting options to purchase approximately 11,000 shares at a total cost of approximately $46,000 of which approximately $18,000 represented additional expense which was recorded during the period ended October 26, 2007.  The balance was recorded against additional paid in capital.

We also erroneously omitted one stock option grant made to Richard L. Rudolph, M.D., Vice President, Clinical and Medical Affairs and Regulatory and Chief Medical Officer, a Section 16 officer at the time of the grant.  Section 409A required that the adjustments to stock option grants to Section 16 officers be implemented prior to December 31, 2006, and with the exception of one stock option grant issued to Dr. Rudolph, we implemented the adjustments for all affected grants to Section 16 officers in December 2006. In August 2007, the Compensation Committee of the Board of Directors authorized us to address Dr. Rudolph’s omitted stock option grant by paying him on an annual basis an amount representing the federal excise tax and interest liability, if any, due under Section 409A for the unadjusted stock option grant, all on a grossed-up basis.   Said payment will be payable on April 1 of the calendar year following the end of the tax year in which the 409A tax liability is incurred.  During the quarter ended October 26, 2007, we recorded approximately $45,000 of additional expense related to this grant.

Effective as of August 1, 2007, Mr. Michael A. Cheney resigned his position as Vice President, Marketing. On August 3, 2007, the Compensation Committee of the Board of Directors resolved to amend Mr. Cheney’s stock option grants authorizing an extension to the period allowed for exercising his vested stock options applicable to four grants from 90 days from the date of his resignation to 130 days.  The modification affected four options to purchase approximately 108,000 shares and resulted in additional expense of approximately $19,000 which was recorded during the period ended October 26, 2007.

Restricted Stock, Restricted Stock Units and Other Share-Based Awards. We may grant restricted stock, restricted stock units or stock awards to certain employees and directors.  The shares typically vest over a period of one to five years from the date of issue. During the thirteen weeks ended October 26, 2007, we executed restricted stock agreements with Daniel J. Moore as President and Chief Executive Officer (“CEO”), Gregory H. Browne as Vice President, Finance and Chief Financial Officer (“CFO”) and James A. Reinstein as Vice President, Sales and Marketing and General Manager, International. Under the terms of their employment agreements, Messrs. Moore, Browne and Reinstein received 125,000, 30,000 and 50,000 performance-based shares, respectively, with the performance conditions agreed upon by the respective individuals and the Compensation Committee of our Board of Directors.  The restricted stock agreements provide that the shares are subject to forfeiture unless, within the five-year period commencing on the date of the grant, the following conditions (the "Forfeiture Conditions") are met:

•
As to 25% of the shares, the following two conditions are met: (i) our cumulative net income in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and before extraordinary items ("Net Income") for four consecutive fiscal quarters exceeds a specified target amount, and (ii) our Net Income for the fourth of such four consecutive fiscal quarters exceeds a specified target amount;

•
As to 25% of the shares, the sum of four consecutive fiscal quarters of our net sales exceeds the sum of the previous four consecutive fiscal quarters of net sales, commencing after fiscal 2007, by a specified target percentage;

•
As to 25% of the shares, for a fiscal year after fiscal 2008, the following three conditions are met: (i) our net sales amount grows by not less than a specified target percentage over the net sales amount for the prior fiscal year, (ii) our earnings per share amount on a fully diluted basis, in accordance with GAAP and before extraordinary items ("Earnings Per Share"), grows by not less than a specified target percentage, which must be higher on a percentage basis than our net sales amount growth for the same period, over the Earnings Per Share for the prior fiscal year, and (iii) the sum of the percentages for net sales amount growth and Earnings Per Share growth is equal to or greater than a specified target percentage; provided that, for the prior fiscal year against which performance of conditions (i), (ii), and (iii) are measured, we report Earnings Per Share in excess of a specified target amount; and

•
As to 25% of the shares, the 65-day moving average of the closing price of our common stock, as adjusted for any splits and as reported by NASDAQ or another exchange acceptable to the Compensation Committee, exceeds a specified target price.

Calculation of the associated non-cash compensation expense requires judgment as to several factors, including timing and likelihood of achieving both profitability and revenue growth. With respect to those shares issued with vesting dependent on achievement of a certain stock price, we utilize a Monte Carlo simulation for establishing the appropriate fair value and derived service period. The calculation of grant date fair market value and derived service period requires judgment, as several of the factors used must be estimated, including stock price volatility.

During the thirteen and twenty-six weeks ended October 26, 2007, we granted a total of 282,500 and 555,100 restricted shares, respectively, to officers, directors and employees at a weighted average fair market value of $13.53 and $16.28, respectively.

Our net loss for the thirteen weeks ended October 26, 2007 and October 27, 2006 includes $2.6 million and $4.4 million, respectively, of stock-based compensation expense.  Our net loss for the twenty-six weeks ended October 26, 2007 and October 27, 2006 includes $6.3 million and $9.2 million, respectively, of stock-based compensation expense.  Because of our net operating losses, our deferred tax benefits related to our stock-based compensation expense are offset with a valuation allowance.  In addition, because of our net operating losses, our current tax benefits related to all of our stock-based compensation arrangements are unrealized and unrecognized.

As of October 26, 2007, unrecognized compensation expense related to unvested stock options was $10.8 million and is expected to be recognized over a weighted average period of 2.4 years.  Unamortized compensation expense related to restricted shares was $8.3 million and is expected to vest over a weighted average period of 3.7 years.

Nonvested restricted stock is issued to grantees on the date of the grant, entitling them to dividends, if any, and voting rights for their respective shares.  Sale or transfer of the shares is restricted until they are vested. The fair market value of the restricted shares at grant date is amortized ratably over the requisite service period, which is typically one to five years.

Employee Stock Purchase Plan. Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December.  As of October 26, 2007, 412,440 shares remain available for future issuances under the Stock Purchase Plan.  No compensation expense is recorded for the Stock Purchase Plan.

Note 4.  Inventories.

Inventories consist of the following:

	October 26, 2007	April 27, 2007
	(Unaudited)

Raw materials and components	$8,984,133	$9,205,449
Finished goods	5,391,435	6,702,196
Work-in-process	1,068,858	1,673,185
	$15,444,426	$17,580,830

Note 5.  Line of Credit

On January 13, 2006, we established the $40.0 million revolving line of credit under the Credit Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). The Credit Agreement has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender with limited rights and remedies relative to the funds raised in our September 2005 Convertible Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity of $25.0 million, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances, and to provide periodic certifications of compliance in connection with the Credit Agreement. The amount available under the Credit Agreement is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of October 26, 2007, our available borrowing capacity was approximately $17.1 million with a loan balance of $7.5 million.

Interest is payable at a base rate offered for loans in United States dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the minimum agreed-upon loan balance. The rates effective as of October 26, 2007 were a LIBOR rate of 4.87% and a base rate margin of 1.75% for a combined rate of 6.62%. The minimum loan balance is $10.0 million through January 13, 2009. The fees associated with the credit facility include a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% to 1% of the outstanding loan balance and other usual and customary fees associated with this type of facility.

Beginning in July 2006, we entered into a series of consent and amendment agreements with the Administrative Agent and Lenders providing that certain events would not constitute a default under the Credit Agreement. These events include, among other events, our receipt of the Notice of Default from the Trustee in connection with the Indenture as a result of our failure to file timely and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court, and we do not otherwise acknowledge, that a default has occurred under the Indenture. The most recent Consent and Amendment Agreement dated December 29, 2006 further provided that our borrowing under the line of credit was limited to $7.5 million. As of October 26, 2007, the Trustee removed this limitation on our borrowing.  As of October 26, 2007, loans aggregating $7.5 million in principal amount were outstanding under the Credit Agreement. Because the limitation was removed, and subsequent to October 26, 2007, we increased our loan balance by $2.5 million to $10.0 million, the agreed- upon minimum loan balance as defined in the Credit Agreement.  The facility also provides that if the facility is terminated for any reason from the date of this report to January 13, 2008, we will  be obligated to pay the lenders a fee equal to two percent (2%) of the $40.0 million revolving line of credit.  If the facility is terminated for any reason between January 14, 2008 and January 13, 2009, we will be obligated to pay the Lenders a fee equal to one percent (1%) of the $40.0 million revolving line of credit.

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	October 26, 2007	April 27, 2007
	(Unaudited)
Payroll and other compensation	$6,074,662	$7,279,726
Clinical costs	2,577,355	2,746,677
Tax Accruals	948,753	807,909
Royalties	860,893	922,221
Other	3,195,594	3,087,733
	$13,657,257	$14,844,266

Note 7.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

Changes in our liability for product warranties during the thirteen and twenty-six weeks ended October 26, 2007 and October 27, 2006 are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$89,709	$73,171	$68,822	$46,991
Warranty expense (credit) recognized	(9,589)	(7,597)	11,948	20,608
Warranty settled	—	—	(650)	(2,025)
Balance at the end of the period	$80,120	$65,574	$80,120	$65,574

Note 8.  Convertible Notes

On September 27, 2005, we issued $125.0 million of Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals to a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of approximately $10.0 million and (2) the net cost of $13.0 million related to the Note Hedge and Warrants, which transactions were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Convertible Notes as of October 26, 2007 and April 27, 2007 was $102.0 million and $115.0 million, respectively. Market quotes obtained from brokers were used to estimate the fair value of this debt.

Convertible Notes Indenture Default Notice

Pursuant to the Indenture, we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we are in default under the Indenture as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee has declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately.

We believe that no default occurred under the Indenture.   For a more detailed description of the lawsuit, refer to “Note 13. — Litigation — Indenture Default Litigation.” Until this matter is finally resolved, we have included these Convertible Notes as a current liability on our consolidated balance sheets as of October 26, 2007 and April 27, 2007.

Registration Rights Agreement

On September 27, 2005, we entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with our issuance of the Convertible Notes. Under the terms of the Registration Rights Agreement, we were required to file a registration statement for the Convertible Notes and the shares into which the Convertible Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we did not file the required registration statement until April 27, 2007, and we have not obtained effectiveness of the registration statement. As a result of failing to file the registration statement and obtain its effectiveness on a timely basis, we are obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Convertible Notes for the period during which the failure continues. Such liquidated damages per year equal 0.25% of the principal amount of the outstanding Convertible Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Convertible Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 for each 90-day period during which the failure to obtain the effectiveness of the registration statement continues). The liquidated damages are payable in arrears on each date on which interest payments are payable. In compliance with the requirements of the Financial Accounting Standards Board (“FASB”) staff position (“FSP”) applicable to the Emerging Issues Task Force (“EITF”) FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” (“FSP EITF 00-19-2”), during the period ended July 27, 2007, we recognized the cost of these liquidated damages that were due up to September 27, 2007, the date when our obligations under the Registration Rights Agreement expire. We adopted FSP EITF 00-19-2 on April 28, 2007 resulting in an adjustment in the amount of approximately $0.3 million to the beginning balance in accumulated deficit and accrued liabilities in the Consolidated Balance Sheet as of July 27, 2007. Approximately $56,000 was recorded in accrued liabilities in the Consolidated Balance Sheet as of April 27, 2007 and zero as of October 26, 2007.  The total liquidated damages accrued were paid on September 27, 2007 in compliance with our obligations under the Indenture.

Our obligation to procure the effectiveness of the registration statement expired on September 27, 2007.  On that date, the Convertible Notes became tradable under Section 144A of the Securities Exchange Act of 1934, as amended, by persons who are not our affiliates.

Note 9.  Convertible Note Hedge and Warrants

On September 27, 2005, we issued $125.0 million of Convertible Notes due in 2012, purchased a hedge on the Convertible Notes (the “Note Hedge”) for $38.2 million which matures in September 2012 and sold warrants (“Warrants”) for $25.2 million that mature in September 2012. The Convertible Notes are convertible into approximately three million shares of our common stock. We purchased the Note Hedge to enable the purchase of approximately three million shares of our common stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately three million shares of our common stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Convertible Notes subject to the bond offering. The Note Hedge and the Warrants are recorded in stockholders’ deficit on the Consolidated Balance Sheets.

Note 10.  Comprehensive Loss

We follow FAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended October 26, 2007 and October 27, 2006 was approximately $3.9 million and $12.5 million, respectively.  The comprehensive loss for the twenty-six weeks ended October 26, 2007 and October 27, 2006 was approximately $12.3 million and $21.1 million, respectively.

Note 11.  Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

We estimate our effective tax rate for the twenty-six weeks ended October 26, 2007 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations.  The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year.  In August 2004 and August 2006, we experienced ownership changes as defined in Section 382 of the IRC. Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to Section 382 of the IRC.  Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

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

As a result of implementing FIN 48 effective April 28, 2007, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets.  The amount of unrecognized tax benefits did not materially change during the thirteen weeks ended October 26, 2007. If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

We expect that the amount of unrecognized tax benefits will change in the next 12 months due to expiring credit carry-forwards; however, we do not expect the change to have any impact on our results of operations or financial position because of the existence of the valuation allowance.  We are not under audit by the Internal Revenue Service (“IRS”) or any states in connection with income taxes.  We are subject to income tax examinations for our U.S. federal income taxes, non-US income taxes and state and local income taxes for fiscal 1993 and subsequent years, with certain exceptions.  On November 29, 2007 we received notification from the IRS, indicating that they are planning a remote examination with respect to stock option activity.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the thirteen weeks ended October 26, 2007.

Note 12.  Loss Per Share

FAS No. 128, "Earnings Per Share," (“FAS 128”) requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended

	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(4,077,340)	$(12,493,703)	$(12,240,803)	$(21,027,090)

Denominator:
Basic weighted average shares outstanding	26,529,485	25,418,018	26,441,601	25,366,234
Effect of dilutive securities	––	––	––	––
Diluted weighted average shares outstanding	26,529,485	25,418,018	26,441,601	25,366,234
Basic loss per share	$(0.15)	$(0.49)	$(0.46)	$(0.83)
Diluted loss per share	$(0.15)	$(0.49)	$(0.46)	$(0.83)

Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 26, 2007 were outstanding options to purchase stock and unvested restricted stock of approximately 5.1 million common shares, because to include them would have been anti-dilutive due to the net loss.  Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 27, 2006 were outstanding options to purchase stock and unvested restricted stock of approximately 6.8 million common shares, because to include them would have been anti-dilutive due to the net loss.

We issued $125.0 million in Convertible Notes during the thirteen weeks ended October 28, 2005 and, in conjunction with the Convertible Notes, purchased a Note Hedge and sold Warrants. The Convertible Notes are convertible into approximately three million shares of our common stock. Dilution is measured in accordance with the "if converted" method of FAS 128 which assumes conversion of the Convertible Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net operating losses, the Convertible Notes are anti-dilutive and are not included in the computation of diluted EPS.  We purchased the Note Hedge to buy approximately three million shares of our common stock at an exercise price of $41.50 per share.  Purchased call options are anti-dilutive and are not included in the computation of diluted EPS.  We issued Warrants to sell approximately three million shares of our common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of FAS 128, the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of our common stock.

Note 13.  Litigation

We are named as a defendant in lawsuits or the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of these lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Indenture Default Litigation

In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Convertible Notes, as well as a subsequent Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, fees and expenses, and demanding that all principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We filed a declaratory judgment action on October 3, 2006 in Texas state court seeking a declaration that no event of default has occurred under the Indenture. In January 2007, the Trustee removed the lawsuit to the U.S. District Court for the Southern District of Texas and filed an answer and counterclaim seeking damages for the alleged default. In March 2007, the Trustee filed a motion for partial summary judgment seeking a determination that an event of default has occurred under the Indenture. In April 2007, we responded to the Trustee’s motion and filed a cross-motion for summary judgment seeking a declaration that no event of default has occurred.

On June 13, 2007, the federal district court granted our motion for summary judgment and denied the Trustee’s motion, declaring that “Cyberonics satisfied its contractual obligations and has not breached the Agreement.”

The Trustee has appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit.  We are vigorously defending the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, our results of operations and cash flow.  If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain, and we may be forced to seek protection under the Bankruptcy Code.

Stockholder Derivative Litigation

We are named as a nominal defendant in a stockholder derivative lawsuit brought on behalf of the company styled Rudolph v. Cummins, et al pending in the U.S. District Court for the Southern District of Texas, Houston Division, naming several of our current and former officers and directors as defendants, alleging purported improprieties in our issuance of stock options and the accounting related to issuances. The operative Amended Complaint also purports to state a putative class action claim against the individual defendants for violation of Section 14(a) of the Exchange Act, as well as claims against the individual defendants for breach of fiduciary duty, gross mismanagement and corporate waste, against the officer defendants for unjust enrichment, and against certain individual defendants for insider trading.

We are also named as a nominal defendant in five stockholder derivative lawsuits brought on behalf of the company in the District Court of Harris County, Texas, including Smith v. Cummins, pending in the 189th District Court, Adel v. Cummins, pending in the 234th District Court, McKeehan v. Cummins, pending in the 11th District Court, Nussbaum v. Cummins, pending in the 215th District Court and Wunschel v. Cummins, pending in the 165th District Court. They allege purported improprieties in our issuance of stock options and the accounting related to such issuances. These cases were consolidated into a single case, In re Cyberonics, Inc. Derivative Litigation, in the 189th District Court of Harris County in January 2007 (together with Rudolph v. Cummins, the “Derivative Lawsuits”).

On November 18, 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the claims raised in the Derivative Lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders. On December 18, 2006, we moved to stay all proceedings in the Derivative Lawsuits pending the completion of the SLC process. In April 2007, the federal district court entered an order staying the Rudolph case for 90 days to permit the SLC to complete its investigation.  In August and October 2007, the federal district court extended the stay of the Rudolph case.

On October 16, 2007, the Company and the individual defendants reached an agreement in principle, set forth in a memorandum of understanding (“MOU”) with plaintiffs, to settle claims alleged in the Derivative Lawsuits.  The settlement, which is subject to a stipulation of settlement to be approved by the parties thereto, the SLC of our Board, and our insurer, provides in pertinent part as follows:

•	All claims in the Derivative Lawsuits will be dismissed with prejudice.
•	There will be no admission of liability by any defendant.
•
 All claims that were or could have been asserted in the Derivative Lawsuits against us, all individual defendants, and KPMG LLP will be released, excluding any claim we may have under the resignation agreements of Robert P. Cummins and Pamela B. Westbrook with respect to their ongoing obligations under those agreements.

•
The plaintiffs will seek court approval for an award of attorneys fees and reimbursement of expenses in an amount not to exceed $650,000 to be paid solely by us or our insurer, which approval the settling defendants will not oppose.

•	The settlement will become effective and any award of fees and expenses to the plaintiffs’ counsel will become payable only if and when the following conditions are satisfied:
o	the SLC and our insurer approve the settlement documentation;
o	the plaintiffs complete confirmatory discovery demonstrating to the reasonable satisfaction of plaintiffs’ counsel that the settlement is fair and reasonable;
o
the court in In re Cyberonics, Inc. Derivative Litigation enters a judgment, after notice and opportunity for a final hearing, approving the settlement and dismissing with prejudice the claims against all defendants;

o	the court in Rudolph v. Cummins enters a judgment dismissing with prejudice the claims against all defendants without costs; and
o	the foregoing judgments become final judgments no longer subject to review.
•	The MOU is null and void if any of the foregoing conditions is not satisfied.

At this time, there can be no assurance that the conditions for settlement as set forth in the MOU, including final court approval, will be met.  In connection with the above MOU, we recognized a liability of $650,000 as of October 26, 2007, along with the corresponding receivable of $650,000 for insurance recovery.

Securities Class Action Lawsuit

On June 17, 2005, a putative class action lawsuit was filed against us and certain of our current and former officers, in the United States District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-02121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc., et al., Civil Action No. H:05-cv-2414 was filed on July 12, 2005. On July 28, 2005, the court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation, and entered a scheduling order. On September 28, 2005, the court appointed EFCAT, Inc., John E. and Cecelia Catogas, Blanca Rodriguez, and Mohamed Bakry as lead plaintiffs and also appointed lead plaintiffs’ counsel.

The lead plaintiffs filed a consolidated amended complaint on November 30, 2005. The complaint generally alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding our Vagus Nerve Stimulation Therapy System device (the “VNS Device”) as a therapy for treatment-resistant depression (“TRD”). On January 30, 2006, the defendants filed a motion to dismiss the consolidated complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. On July 20, 2006, the District Court granted our motion to dismiss the consolidated complaint, allowing the plaintiffs 30 days to file an amended complaint. The court found that the plaintiffs failed to meet their burden to plead a securities fraud claim with particularity, including failures to allege with particularity a material misstatement or omission, to allege facts sufficient to raise a strong inference of intent or severe recklessness, and to allege sufficiently the causal connection between the plaintiffs’ loss and the defendants’ actions. The court noted that “the deficiencies in Plaintiffs’ complaint might well extend beyond the point of cure,” but nonetheless granted plaintiffs the right to amend their complaint in light of the strong presumption of law favoring a right to amend.

On August 18, 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding the VNS Device as a therapy for TRD. Lead plaintiffs allege that the defendants failed to disclose that certain individuals associated with the U.S. Food and Drug Administration (“FDA”) had safety and efficacy concerns about the use of the VNS Device for the treatment of depression and questioned the adequacy of evidence of safety and effectiveness we presented to the FDA, that the defendants misrepresented the prospect for payer reimbursement for the VNS Device, that the defendants concealed executive compensation and governance issues, and that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired our securities during the period February 5, 2004 through August 1, 2006. The amended complaint also sought unspecified monetary damages and equitable or injunctive relief, if available.

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

On October 4, 2007, the court issued an order dismissing the plaintiffs’ supplemented first amended complaint with prejudice.  On October 18, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  We are vigorously defending the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flow.

Senate Finance Committee Investigation

In May 2005, we received a letter from the Senate Finance Committee (“SFC”) advising us that it is examining the FDA’s handling of our PMA-Supplement for the use of VNS Therapy to address TRD. Following our responses to the May letter, we received a second letter from the SFC in July 2005, to which we responded by providing the requested documents and information. In February 2006, the SFC published a Committee Staff Report entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report states that a senior FDA official approved our VNS Therapy System for TRD despite the conclusion of more than 20 FDA scientists, medical officers and management staff who reviewed our application that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in TRD. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for TRD and that the FDA has not ensured that the public has all of the accurate, science-based information regarding the VNS Therapy System for TRD it needs. The report does not accuse us of any misconduct and does not conclude that FDA violated any law, regulation or procedure by approving VNS Therapy for TRD; however, the report states that the SFC staff received a range of allegations regarding FDA and us and that allegations other than those addressed in the report may be addressed at a later date. The report follows a year-long investigation conducted by the staff of the SFC, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information.

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

Note 15.  New Accounting Pronouncements

In December 2006, the FASB issued FSP EITF 00-19-2 (“FSP”). The FSP addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in the FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of the FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, it is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted the FSP on April 28, 2007. The implementation of the FSP resulted in an adjustment to the beginning balance in accumulated deficit in the amount of approximately $0.3 million recorded during the period ended July 27, 2007.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. In November 2007, the FASB agreed to a one-year deferral of FAS 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The FASB also intends to clarify disclosure requirements about the fair-value measurements of pension plan assets by plan sponsors and will develop additional guidance on how FAS 157 applies to measurements of liabilities.  We are currently evaluating the impact that the implementation of FAS 157 may have on our consolidated results of operations and financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with our Board’s long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or our fiscal year 2009. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We are currently evaluating the impact that the implementation of FAS 159 may have on our consolidated results of operations and financial position.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  As a result of the implementation of FIN 48, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets.  The amount of unrecognized tax benefits did not materially change during the thirteen weeks ended ending October 26, 2007.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

Note 16.  Supplementary Information to Form 10-K for the Fiscal Year Ended April 28, 2006

As noted in our financial statements and footnotes included in the 2006 Form 10-K, which was filed with the SEC on January 5, 2007, we restated our financial results for the fiscal years prior to 2006 for non-cash stock-based compensation expense relating to stock option grants.

We described in the Notes to the Consolidated Financial Statements in the 2006 Form 10-K that we had conducted an internal investigation regarding our stock option grants and related practices, procedures and accounting during the periods from 1993 through the conclusion of the investigation. As a result of the internal investigation, we restated prior fiscal periods to reflect additional stock-based compensation expense relating to stock option grants made during the period from fiscal years 1994 through 2006.

We, in consultation with our independent auditors and legal counsel, used our best efforts to provide disclosure in our 2006 Form 10-K, which incorporated all guidance available at the time of filing.

As disclosed in our 2006 Form 10-K, the errors and the types of errors identified during the review process were as follows:

(1)	Incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 to 2003;

(2)	The existence of multiple documents with different dates evidencing approval for the same grants resulted in a scenario that is considered re-pricing under GAAP;

(3)
The cancellation of certain stock option grants that were subsequently re-issued at a lower price than the original grant constituted re-pricing that rendered the grants subject to variable accounting treatment;

(4)	Stock option grants issued to non-employees were either not recorded or were recorded incorrectly; and

(5)	Other miscellaneous errors related to stock options.

On January 16, 2007, subsequent to the filing of our 2006 Form 10-K, the Chief Accountant in the Division of Corporation Finance of the SEC published an illustrative letter to provide guidance concerning information registrants should consider in reports filed with the SEC to correct errors in accounting for stock option grants (the “Illustrative Letter”). In addition to the information and disclosures incorporated in our 2006 Form 10-K, the Illustrative Letter provided guidance to incorporate the following additional disclosures:

(a)	The amount of each material type of error, as disclosed above, that is included in the cumulative adjustment to opening retained earnings for the fiscal year ended April 30, 2004 is:

Cumulative Adjustment to Retained Earnings
Type of Error	(1)	(2)	(3)	(4)	(5)	Total
Cumulative Adjustment	$4,091,457	$3,964,500	$836,293	$842,403	$105,518	$9,840,171

(b)
Information in accordance with paragraph 45.c.2 of FASB Statement No. 123, which requires a tabular presentation of the stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported and as restated, for the fiscal years 2001 through 2003 is as follows:

Stock-Based Compensation Expense

Year	As Reported	As Restated

2001	$393,750	$1,330,129
2002	472,500	2,565,714
2003	472,500	5,749,286

We recorded no APB 25 expense on an as reported basis prior to fiscal year 2001.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We have made statements that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	Changes in our common stock price;
•	Our lack of historical and current profitability;
•	Effectiveness of internal controls over financial reporting;
•	Fluctuations in future quarterly operating results;
•	Compliance with applicable regulations;
•	Our indebtedness and debt services which could adversely affect our financial condition;
•	Potential repurchase of the $125.0 million of convertible notes (“Convertible Notes”);
•	Potential adjustment of the initial conversion rate of the Convertible Notes;
•	Potential acceleration of the repayment of the Convertible Notes;
•	Potential default under the $40.0 million line of credit under the credit agreement (“Credit Agreement”);
•	Our ability to access sufficient, acceptable capital sources;
•	Failure to expand or maintain market acceptance or reimbursement for the use of VNS Therapy™ for the treatment of epilepsy and depression;
•	Failure to develop VNS Therapy for the treatment of other indications;
•	Unfavorable results from clinical studies;
•	Variations in sales and operating expenses relative to estimates;
•	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
•	Product liability-related losses and costs;
•	Protection and validity of the intellectual property that relates to VNS Therapy;
•	Changes in the competitive or technological horizons;
•	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
•	International operational risks and concerns;
•	Failure to retain or attract key personnel;
•	Outcomes of pending or future governmental investigations; and
•	Outcomes of pending and future litigation actions;

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in this section and to the section entitled "Factors Affecting Future Operating Results and Common Stock Price" included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2007 (our “2007 Form 10-K”).  Readers are encouraged to refer to our 2007 Form 10-K for a further discussion of our business and its risks and opportunities.  These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.cyberonics.com.

Business Overview

We are a neuromodulation company engaged in the design, development, sales and marketing of implantable medical devices that provide a unique therapy, VNS Therapy, for the treatment of refractory epilepsy, treatment-resistant depression (“TRD”) and other debilitating neurological or psychiatric diseases and other disorders as approved for sales by the applicable regulatory bodies.

The VNS Therapy System includes the following:
•	A generator to provide the appropriate stimulation to the vagus nerve;
•	A lead which is attached to both the generator and the vagus nerve;
•	Associated equipment to assist with necessary implantation surgery;
•	Equipment to assist with setting the stimulation parameters particular to the patient;
•	Appropriate instruction manuals; and
•	Magnets to terminate or induce stimulation.

The implantation of the generator and lead into patients is generally performed on an outpatient basis. The battery contained in this generator has a finite life, which varies according to the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of his or her physician, choose to explant the original generator and implant a new generator, with or without replacing the original lead.

The United States (“U.S.”) Food and Drug Administration (“FDA”) approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area and Canada have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care.  Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. Because there are currently no favorable national coverage policies and only a few regional coverage policies for VNS Therapy for TRD, we have been assisting physicians and patients with obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Our long-term growth in TRD is dependent on our progress in obtaining favorable national and regional coverage policies in TRD.  In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) (formerly the Healthcare Financing Administration) issued a final determination of non-coverage with respect to reimbursement for TRD.

Our clinical development program has included pilot and pivotal studies in using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent TRD in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s disease, anxiety, bulimia, fibromyalgia, obesity, obsessive-compulsive disorder and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy in these new indications and to determine which new indications might be considered for pivotal studies and, therefore, are an important component of our clinical research activities.

Proprietary protection for our products is important to our business.  We maintain a policy of seeking United States and foreign patents on our inventions, acquiring licenses under selected patents of third parties, and entering into invention and confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

During the quarter ended October 26, 2007, we filed two new U.S. patent applications and approximately five foreign national or supranational patent applications.

We have also held discussions with third parties as potential licensees of certain of our intellectual property rights for particular indications that we have no immediate plans to develop.  In addition, we have held discussions with other third parties for the acquisition by us of licenses to issued and pending U.S. and foreign patents owned by those parties.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably TRD. For the period from inception through October 26, 2007, we incurred an accumulated deficit of approximately $271 million.  We are focused on advancing the clinical foundation as a basis for extending reimbursement for VNS Therapy. This may involve increased investment in clinical trials.

Critical Accounting Policies and Significant Accounting Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related Notes. The accompanying consolidated financial statements have been prepared on a going concern basis. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Inventories. We state our inventories at the lower of cost, first-in, first-out (“FIFO”) method, or market. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if customer demand should differ from expectations.

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

Revenue Recognition.  We sell our products through a combination of a direct sales force in the U.S. and certain European countries and through distributors elsewhere. We recognize revenue when title to the goods and risk of loss transfers to customers, provided that there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

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

Restricted Stock. We have issued restricted stock to directors, officers and certain key employees.  Where these shares vest over time, they are expensed over the vesting period. Certain shares have been issued with vesting conditions based on our financial performance and/or share price. Calculation of the associated expense requires judgment as to several factors, including timing and likelihood of achieving both profitability and revenue growth. With respect to those shares issued with vesting dependent on achievement of a certain stock price, we utilize a Monte Carlo simulation for establishing the appropriate fair value and derived service period.  The calculation of grant date fair market value and derived service period requires judgment, as several of the factors used must be estimated, including stock price volatility.

Income Taxes.  We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

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

Results of Operations

Net Sales

We provide below our estimates for net sales of VNS Therapy Systems by indication for use.  We sell VNS Therapy Systems to hospitals and ambulatory surgical centers (“ASCs”) for both epilepsy and TRD indications, although we often do not know the intended use for a specific VNS Therapy System at the time of its sale.  We use information available from two separate databases to estimate our sales by indication for use.

The FDA has designated our VNS Therapy System, which is a Class III implantable medical device, as a “tracked” device under the FDA’s Medical Device Tracking regulation.  Consistent with the tracking regulation, we urge each implanting hospital or ASC to complete and return to us an implant card that provides information from which we can identify the corresponding indication for use.  Separately, we accumulate information relating to prospective and actual patients, prescribing and implanting physicians, and hospitals and ASCs in a sales-related database.

We do not receive an implant card for each device we sell, and we sometimes sell devices that are not the subject of data included in our sales-related database.  In addition, the delay between the date of a sale and the date of receipt of the corresponding implant card may result in an implant card being received in a fiscal quarter subsequent to the fiscal quarter corresponding to the date of the sale.  We assume that any delay, however, will affect each fiscal quarter to approximately the same extent.  By combining information derived from both the tracking and sales-related databases, we form an estimate of the split between units and net sales for the two indications.  The accuracy of our estimates of sales by indication for use, however, may vary from one fiscal quarter to the next, and investors should exercise caution in relying on these estimates.

U.S. net sales attributable to the TRD indication have declined significantly since the May 2007 issuance by the CMS of a national non-coverage determination with respect to VNS Therapy for TRD. Using the methodology disclosed above, we estimate that our net domestic sales attributable to TRD for the thirteen weeks ended October 26, 2007 were approximately $1.4 million compared to $8.3 million for the same period last year, a decrease of approximately 83%.  For the 26 weeks ended October 26, 2007, U.S. sales attributable to TRD were $3.6 million compared to $16.6 million for the same period last year, a decrease of approximately 78%.

Net sales for the second quarter were $28.9 million compared to the fiscal year 2008 first quarter of $29.1 million, and fiscal year 2007 second quarter of $34.1 million.  Net sales for the twenty-six weeks ended October 26, 2007 and October 27, 2006 were approximately $58.0 million and $67.9 million, respectively.

U.S. net sales of $23.1 million for the thirteen weeks ended October 26, 2007 decreased by $6.5 million, or 22%, as compared to the thirteen weeks ended October 27, 2006, due to a decline in unit sales volumes attributable to the TRD indication referred to above, and lower average system prices due to changes in product mix.  U.S. unit sales volume decreased by 17% and average system prices decreased by 6%.   U.S. net sales of $46.2 million for the twenty-six weeks ended October 26, 2007 decreased by $13.0 million, or 22%, as compared to the twenty-six weeks ended October 26, 2007, due to a decline in sales attributable to the TRD indication referred to above.  U.S. unit sales volume decreased by 20% and average system prices decreased by 3% due to changes in product mix.

The decline in average system price over the previous period is attributable primarily to an increase in the number of generators sold for the purpose of replacing implanted generators having a battery at, or near the end of its useful life. A replacement generator may be sold without a lead, and therefore the total system price is lower than if a lead was included. In the most recent quarter, we estimate that the number of generators sold without leads increased by 334, from 307 to 641, when compared to the comparable period in the previous fiscal year.

International sales of $5.9 million for the thirteen weeks ended October 26, 2007 represented an increase of $1.3 million, or 28%, when compared to the same period of the previous fiscal year.  The increase was due to an increase in unit sales volume of 23% and an increase in average system prices of 4%, which in turn was largely due to a favorable currency impact and changes in country and product mix.  International sales of $11.9 million for the twenty-six weeks ended October 26, 2007 represented an increase of $3.1 million, or 36%, when compared to the same period of the previous fiscal year.  The increase was due to an increase in unit sales volume of 32% and an increase in average system prices of 2%, which in turn was largely due to a favorable currency impact and changes in country and product mix.

Gross Profit

Gross profit margin for the thirteen weeks ended October 26, 2007 was 84.2%, representing a decrease of 467 basis points over the same period of the previous fiscal year.  This decrease was primarily due to decreases in sales, production volumes and a higher volume of international sales as a percentage of total sales.   Gross profit margin for the twenty-six weeks ended October 26, 2007 was 82.5%, representing a decrease of 625 basis points over the same period of the previous fiscal year.  This decrease was primarily due to decreases in sales, production volume and a higher volume of international sales as a percentage of total sales.

Cost of sales consists primarily of direct labor, stock compensation expense, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales mix, the VNS Therapy System selling price, and the levels of production volume.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses of approximately $22.1 million for the thirteen weeks ended October 26, 2007 represented a decrease of $13.5 million, or 38%, as compared to the thirteen weeks ended October 27, 2006. The decrease in expenses is due to our previously announced headcount reductions and reductions in marketing expenses.  SG&A expenses of approximately $47.2 million for the twenty-six weeks ended October 26, 2007 represented a decrease of $19.8 million, or 30%, as compared to the twenty-six weeks ended October 27, 2006. The decrease in expenses is due to our previously announced headcount reductions, lower marketing, legal and non-cash compensation expenses.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. As compared to the thirteen weeks ended October 27, 2006, R&D expenses of $5.9 million for the period ended October 26, 2007 represented a decrease of $1.1 million, or 16%, due to our previously announced headcount reductions and decreased clinical and non-cash compensation expenses.  As compared to the twenty-six weeks ended October 27, 2006, R&D expenses of $12.2 million for the period ended October 26, 2007 represented a decrease of $1.7 million, or 12%, due to our previously announced headcount reductions and decreased clinical and non-cash compensation expenses.

Interest Income and Expense

Interest income for the thirteen weeks ended October 26, 2007 of $1.0 million represented an approximate decrease of $0.2 million, or 17%, as compared to the same period of the previous fiscal year, the decrease resulting from lower invested cash balances partially offset by higher interest rates. Interest expense for the thirteen weeks ended October 26, 2007 of $1.4 million represented an approximate decrease of $41,500, or 3%, as compared to the same period of the previous fiscal year.  The decrease in interest expense was primarily due to there being no liquidated damages associated with the long term debt for the thirteen weeks ended October 26, 2007.  Interest income for the twenty-six weeks ended October 26, 2007 of $2.2 million represented an approximate decrease of $0.3 million, or 11%, as compared to the same period of the previous fiscal year, such decrease resulting from lower invested cash balances partially offset by higher interest rates. Interest expense for the twenty-six weeks ended October 26, 2007 of $2.8 million represented a negligible increase as compared to the same period of the previous fiscal year.

Other Income (Expense), Net

Other expense, net of approximately $84,000 for the thirteen weeks ended October 26, 2007, represented an increase of approximately $91,000, as compared to other income of approximately $7,000 for the same period during the previous fiscal year.  Other expense, net of approximately $41,000 for the twenty-six weeks ended October 26, 2007, represented an increase of approximately $117,000 as compared to other income of approximately $76,000 for the same period during the previous fiscal year.  Other expense, net includes the effects of transaction gains and losses associated with the impact of changes in foreign currency exchange rates.

Income Taxes

We estimate our effective tax rate for the twenty-six weeks ended October 26, 2007 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations.  The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year.  In August 2004 and in August 2006, we experienced an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”). Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382.  Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

We adopted Statement of Financial Accounting Standards Board (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" (“FIN 48”), as of April 28, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109.  As a result of the implementation of FIN 48, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets.  The amount of unrecognized tax benefits did not materially change during the thirteen weeks ended ending October 26, 2007.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

Liquidity and Capital Resources

Overview

We generated a net loss of $12.2 million for the twenty-six weeks ended October 26, 2007, as compared to a net loss of $21.0 million for the twenty-six weeks ended October 27, 2006.  The decrease in the consolidated net loss is a result of lower SG&A and R&D expenses, offset by lower sales and lower gross profit percentage.  As a result, cash used in operating activities was $4.9 million as compared to $4.3 million during the same period of the previous fiscal year.  Net cash decreased by $0.5 million primarily due to operating activities and purchases of fixed assets partially offset by stock options exercises during the twenty-six weeks ended October 26, 2007, as compared to an increase of $1.6 million during the same period of the previous fiscal year.  The increase of $1.6 million during the same period in the prior fiscal year included $5.0 million in additional borrowings against our line of credit facility.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 26, 2007 and October 27, 2006 was as follows:

	Twenty-Six Weeks Ended
	October 26, 2007	October 27, 2006
	(Unaudited)	(Unaudited)
Operating activities	$(4,917,242)	$(4,325,884)
Investing activities	(512,219)	(801,220)
Financing activities	4,924,857	6,932,251

Operating Activities

Net cash used in operating activities during the twenty-six weeks ended October 26, 2007 was $4.9 million as compared to net cash used in operating activities of $4.3 million during the same period of the previous fiscal year.  The primary reason for the increase in cash used in operating activities is a reduction of approximately $4.7 million in accounts payable and accrued liabilities, compared to an increase of approximately $2.2 million during the same period last year, a decrease in inventories of $2.1 million compared to an increase of $1.4 million during the same period last year, and lower non-cash compensation expense of approximately $5.8 million, compared to approximately $9.2 million during the same period last year, lower gross margins and lower sales partially offset by decreases in operating expenses as a result of our efforts to reduce expenses (including personnel-related expenses).

Investing Activities

Net cash used in investing activities during the twenty-six weeks ended October 26, 2007 was $0.5 million compared to net cash used in investing activities of $0.8 million during the same period of the previous fiscal year.  This amount represents investment in property, plant and equipment. We estimate a total investment of approximately $1.9 million during the current fiscal year.

Financing Activities

Net cash provided by financing activities during the twenty-six weeks ended October 26, 2007 was approximately $4.9 million as compared to approximately $6.9 million during the same period of the previous fiscal year.  The primary reason for the cash provided by financing activities is proceeds from issuance of common stock pursuant to stock option exercises of $5.1 million partially offset by $0.1 million used in payment of financial obligations and $0.1 million used to purchase treasury stock.  The approximately $6.9 million proceeds during the twenty-six weeks ended October 27, 2006 included $2.1 million proceeds from issuance of common stock pursuant to stock options exercises and $5.0 million additional borrowings against our line of credit facility, partially offset by $0.1 million in payment of financial obligations.

Debt Instruments and Related Covenants

Line of Credit

On January 13, 2006, we established a $40.0 million revolving line of credit under a credit agreement (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”). The credit facility has a three-year term ending January 13, 2009 and is collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender with limited rights and remedies relative to the funds raised in our September 2005 Convertible Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which is defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25.0 million, and to provide periodic certifications of compliance in connection with the facility.  The amount available under the facility is limited to 85% of the eligible accounts receivable and a portion of eligible inventory. As of October 26, 2007, our available borrowing capacity was approximately $17.1 million with a loan balance of $7.5 million.  The facility also provides that if the facility is terminated for any reason from the date of this report to January 13, 2008, we will be obligated to pay the Lenders a fee equal to two percent (2%) of the $40.0 million revolving line of credit.  If the facility is terminated for any reason between January 14, 2008 and January 13, 2009, we will be obligated to pay the Lenders a fee equal to one percent (1%) of the $40.0 million revolving line of credit.

Beginning in July 2006, we entered into a series of consent and amendment agreements with the Administrative Agent and Lenders providing that certain events will not constitute a default under the Credit Agreement. These events include, among other events, our receipt of the Notice of Default from the Trustee in connection with the Indenture as a result of our failure to file timely and deliver our 2006 Form 10-K as purportedly required by the Indenture, so long as there is no determination by a court, and we have not otherwise acknowledged, that a default has occurred under the Indenture. The most recent Consent and Amendment Agreement dated December 29, 2006 further provided that our borrowing under the line of credit was limited to $7.5 million. As of October 26, 2007, the Administrative Agent removed this limitation on our borrowing. As of October 26, 2007, loans aggregating $7.5 million in principal amount were outstanding under the Credit Agreement.  Because the limitation was removed, and subsequent to October 26, 2007, we increased our loan balance by $2.5 million to $10.0 million, the agreed-upon minimum loan balance as defined in the Credit Agreement.

If an event of default has occurred under the Indenture as discussed below, we would also be in default of the $40.0 million line of credit.  For a more detailed description of the line of credit, refer to “Note 5.  Line of Credit” in the Notes to Consolidated Financial Statements.

Convertible Notes

In September 2005, we issued the Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals to a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity.

In July 2006, we received a notice of default and demand letter (“Notice of Default”) from Wells Fargo Bank National Association (“Trustee”) pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”) as a result of our failure (1) to file with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (“2006 Form 10-K”) by July 12, 2006 and (2) to deliver a copy of our 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. As such, although the Convertible Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheets as of October 26, 2007 and April 27, 2007. On June 13, 2007, a federal district court granted our motion for summary judgment and declared that no default occurred under the Indenture. For a more detailed description of the lawsuit, refer to “Note 13. Litigation — Indenture Default Litigation” in the Notes to Consolidated Financial Statements.

The Trustee has appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit.  We are vigorously defending the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, our results of operations and cash flow.  If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain, and we may be forced to seek protection under the Bankruptcy Code.

Contractual Obligations

We are party to a number of contracts pursuant to which we are obligated to pay for clinical studies totaling $2.6 million as of October 26, 2007 which are included in accrued liabilities.  Although we have no firm commitments, we expect to make capital expenditures of approximately $1.9 million during fiscal year 2008, primarily to meet business requirements and to enhance business infrastructure and facilities.

The table below reflects our current obligations under our material contractual obligations as of October 26, 2007.

	Line of Credit (1)	Notes Issuance (2)	Operating Leases (3)	Other (4)	Total Contractual Obligations
Contractual obligations:
Less Than One Year	$10,784,472	$128,750,000	$3,256,533	$168,577	$142,959,582
1-3 Years	196,118	—	3,843,299	––	4,039,417
3-5 Years	—	—	14,995	—	14,995
Over 5 Years	—	—	—	—	—
Total Contractual Obligations	$10,980,590	$128,750,000	$7,114,827	$168,577	$147,013,994

(1)	Consists of $10.0 million minimum loan balance requirement and related interest. See “Note 5. Line of Credit” in the Notes to Consolidated Financial Statements for further discussion.

(2)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable within twelve months from the issuance of this Form 10-Q.  Although the Convertible Notes mature in 2012, we have classified them as current due to our receipt of the Notice of Default from the Trustee.  See “Note 2.  Going Concern”

(3)	Consists of operating lease obligations related to facilities and office equipment.

(4)	Reflects amounts we expect to expend in connection with sales, marketing and training events, debt applicable to acquisition of computer hardware and software and employee relocation expenses.

We believe our current financial and capital resources will be adequate to fund anticipated business activities through fiscal 2008, although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true. This conclusion is based on our current assumptions of our ability to either prevail in our assertions on the terms of the Indenture of the Convertible Notes or negotiate terms which include principal maturity of greater than 24 months. If, within the short-term, we are unable to prevail or satisfactorily resolve the dispute surrounding the terms of the Indenture, we may not be able to maintain our operations as a going concern. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Factors Affecting Future Operating Results” in our 2007 Form 10-K.

Impact of New Accounting Pronouncements

See “Note 15. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

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

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the twenty-six weeks ended October 26, 2007 would have been favorable by approximately $0.3 million, or 2%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the twenty-six weeks ended October 26, 2007 would have been unfavorable by approximately $0.2 million, or 2%.

Our Convertible Notes are sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At October 26, 2007, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $2.0 million on the net fair value of our Convertible Notes, while a 10% increase in the price of our common stock would have resulted in an increase of approximately $2.0 million on the fair value of our Convertible Notes.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rules 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 26, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the quarter ended October 26, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See “Note 13.  Litigation” in the Notes to Consolidated Financial Statements for a description of our material, pending legal matters.

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

In August 2007, Michael A. Cheney, our Vice President, Sales and Marketing, resigned. Also in August 2007, we hired James A. Reinstein as Vice President, Sales and Marketing and General Manager, International. These changes in key management positions could strain our existing resources, creating a risk of loss of other key employees. As a result, our business could be affected detrimentally.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2007, we conducted our annual shareholder meeting at which our shareholders were asked to vote on two matters:  (1) the election of nine directors to serve for the following year and until their successors are duly elected; and (2) the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending April 25, 2008.

The results of the shareholder vote on the election of the directors were as follows:

Nominees	Votes For Election	Votes Withheld	Broker Non-Votes

Guy C. Jackson	17,320,579	3,957,176	0
Daniel J. Moore	18,287,793	2,989,962	0
Hugh M. Morrison	17,322,560	3,955,195	0
Alfred J. Novak	17,436,226	3,841,529	0
Alan S. Olsen	17,359,709	3,918,046	0
Arthur L. Rosenthal, Ph.D.	17,435,145	3,842,610	0
Jeffrey E. Schwarz	17,359,596	3,918,159	0
Michael J. Strauss, M.D., M.P.H.	17,355,635	3,922,120	0
Reese S. Terry, Jr.	14,675,389	6,602,366	0

There are no members of the Board of Directors other than those elected at the annual meeting on September 27, 2007.

The results of the shareholder vote on the ratification of the selection of KPMG as our independent registered public accounting firm for the fiscal year ending April 25, 2008 were as follows:

Votes For Ratification	Votes Against Ratification	Votes Abstained	Broker Non-Votes
20,694,622	47,560	535,573	0

ITEM 6.     EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q.  The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†*
Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price

10.2†*
Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income

10.3†*
Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales

10.4†*
Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings

10.5†*	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson
10.6†*	Cyberonics 1998 Stock Option Notice of Stock Option Grant and Stock Options Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson
10.7†	Letter Agreement dated August 1, 2007 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc. Current Report on Form 8-K filed on August 7, 2007	000-19806	10.1
10.8†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc., and James A. Reinstein	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1
10.9†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc., and James A. Reinstein	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.2
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 5, 2007

/s/ GREGORY H. BROWNE
Gregory H. Browne
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)