Form 10-Q
period 2008-01-25
CYBERONICS INC
filed 2008-02-29
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 25, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008
Common Stock $0.01 par value	27,388,403

CYBERONICS, INC.

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 25, 2008	April 27, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,921,805	$84,804,876
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $234,005 and $308,083, respectively	18,572,003	18,914,206
Inventories	14,641,064	17,580,830
Other current assets	2,738,241	3,127,345
Total Current Assets	126,873,113	125,427,257
Property and equipment, net of accumulated depreciation of $20,509,982 and $19,606,513, respectively	5,940,715	8,028,037
Other assets	3,417,964	4,189,589
Total Assets	$136,231,792	$137,644,883

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Line of credit	$––	$7,500,000
Accounts payable	2,902,756	5,951,931
Accrued liabilities	13,603,062	14,844,266
Convertible notes	125,000,000	125,000,000
Other	––	115,731
Total Current Liabilities	141,505,818	153,411,928

Long-Term Liabilities:
Other	9,539,932	295,184
Total Long-Term Liabilities	9,539,932	295,184
Total Liabilities	151,045,750	153,707,112

Commitments and Contingencies
Stockholders' Deficit:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value per share; 50,000,000 shares authorized; 27,696,015 shares issued and 27,388,403 shares outstanding at January 25, 2008; and 26,701,054 shares issued and 26,400,054 shares outstanding at April 27, 2007, respectively	276,960	267,011
Additional paid-in capital	280,169,708	265,608,804
Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	(38,200,000)	(38,200,000)
Treasury stock, 307,612 and 301,000 common shares at January 25, 2008 and April 27, 2007, respectively, at cost	(10,108,513)	(9,993,200)
Accumulated other comprehensive loss	(7,322)	(298,588)
Accumulated deficit	(272,144,791)	(258,646,256)
Total Stockholders' Deficit	(14,813,958)	(16,062,229)
Total Liabilities and Stockholders' Deficit	$136,231,792	$137,644,883

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended

	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007

Net sales	$29,315,933	$31,664,282	$87,338,098	$99,536,598
Cost of sales	5,070,670	4,927,368	15,198,541	12,532,642
Gross Profit	24,245,263	26,736,914	72,139,557	87,003,956
Operating Expenses:
Selling, general and administrative	18,962,999	37,965,880	66,180,934	104,970,499
Research and development	5,017,210	7,431,792	17,211,028	21,359,752

Total Operating Expenses	23,980,209	45,397,672	83,391,962	126,330,251
Operating Earnings (Loss) From Operations	265,054	(18,660,758)	(11,252,405)	(39,326,295)

Interest income	995,814	1,197,520	3,145,845	3,616,238
Interest expense	(1,898,992)	(1,564,336)	(4,698,988)	(4,360,277)
Other expense, net	(350,156)	(336,451)	(391,254)	(260,195)
Loss before income taxes	(988,280)	(19,364,025)	(13,196,802)	(40,330,529)
Income tax expense	9,036	21,275	41,317	81,861
Net Loss	$(997,316)	$(19,385,300)	$(13,238,119)	$(40,412,390)

Basic loss per share	$(0.04)	$(0.76)	$(0.50)	$(1.59)
Diluted loss per share	$(0.04)	$(0.76)	$(0.50)	$(1.59)

Shares used in computing basic loss per share	26,718,715	25,478,530	26,549,395	25,403,666
Shares used in computing diluted loss per share	26,718,715	25,478,530	26,549,395	25,403,666

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-Nine Weeks Ended
	January 25, 2008	January 26, 2007

Cash Flow From Operating Activities:
Net loss	$(13,238,119)	$(40,412,390)
Non-cash items included in net loss:
Depreciation and amortization	2,391,866	2,744,224
Loss on disposal of assets	200,177	43,054
Unrealized loss in foreign currency transactions	107,164	53,468
Stock-based compensation	8,509,678	16,435,325
Amortization of financing costs	739,793	586,304
Other non-cash items	27,322	174,573
Changes in operating assets and liabilities:
Accounts receivable, net	751,666	2,610,893
Inventories	2,900,147	(1,160,075)
Other current assets	157,773	1,996,554
Other assets, net	295,306	169,537
Accounts payable and accrued liabilities	(5,112,765)	3,073,328
Deferred revenue	9,339,932	––
Other	9,996	(149,144)
Net cash provided by (used in) operating activities	7,079,936	(13,834,349)

Cash Flow From Investing Activities:
Purchases of property and equipment	(627,370)	(1,171,514)
Net cash used in investing activities	(627,370)	(1,171,514)

Cash Flow From Financing Activities:
Increase (decrease) in borrowing against line of credit	(7,500,000)	5,000,000
Payments on financing obligations	(58,620)	(188,079)
Additional costs related to convertible notes	––	(3,557)
Proceeds from issuance of common stock	6,414,646	2,065,020
Purchase of treasury stock	(115,313)	––
Net cash provided by (used in) financing activities	(1,259,287)	6,873,384

Effect of exchange rate changes on cash and cash equivalents	(76,350)	(69,730)
Net increase (decrease) in cash and cash equivalents	5,116,929	(8,202,209)
Cash and cash equivalents at beginning of period	84,804,876	92,355,071
Cash and cash equivalents at end of period	$89,921,805	$84,152,862

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$3,358,207	$2,573,108
Cash paid for income taxes	$39,848	$67,339

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 25, 2008

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended January 25, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2008. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2007 (“2007 Form 10-K”).

Note 2.  Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of approximately $272.1 million. We have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. For the fiscal years ended April 27, 2007 and April 28, 2006, we had a net loss of $51.2 million and $59.1 million, respectively. To fund our future operations, we incurred additional indebtedness through the issuance of $125.0 million of senior subordinated convertible notes in September 2005 (“Convertible Notes”) and the establishment of a $40.0 million line of credit under a credit agreement (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”), which we voluntarily terminated on January 14, 2008. In July 2006, we received a notice of default and demand letter (“Notice of Default”) from Wells Fargo Bank, National Association (the “Trustee”), pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”), between us, as issuer, and the Trustee, as trustee, with respect to our Convertible Notes, as a result of our failure (1) to file with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (“2006 Form 10-K”) by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We believe that no default occurred under the Indenture and, on June 13, 2007, a federal district court granted our motion for summary judgment and declared that no default occurred under the Indenture. The Trustee appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable. Accordingly, until this matter is resolved, we have included it as a current liability on our Consolidated Balance Sheets as of January 25, 2008 and April 27, 2007.  If principal and interest on our indebtedness must be repaid immediately, we would not have the cash resources available to repay the debt.  In this event, if we were not able to renegotiate the terms of the Indenture or to secure additional financing, such unpaid principal and accrued interest could raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

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

In fiscal year 2007, the Audit Committee of our Board of Directors concluded that certain stock options were issued at prices that were not consistent with the fair market value applicable on the date of grant. Section 409A of the Internal Revenue Code (“IRC”) imposes an excise tax and interest penalties on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the common stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004; however, any grants that vested after December 31, 2004 and were exercised on or before December 31, 2005 are exempt from the excise tax.  The regulations under Section 409A of the IRC permit a grantee to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. In July 2007, we closed a tender offer to the employees who had stock options that were subject to the excise tax and interest penalties under Section 409A of the IRC.  As a result of the tender offer, we replaced or amended 225 grants of approximately 133 employees impacting options to purchase approximately 370,000 shares at a total cost of approximately $570,000 of which approximately $288,000 represented additional expense that was recorded during the thirty-nine weeks ended January 25, 2008.  The balance was recorded against additional paid-in capital.

We erroneously omitted four stock option grants that were made to employees who were not Section 16 officers at the time of the grant. In October 2007, we implemented the adjustments for the grants omitted from the tender offer. As a result of these adjustments, we replaced or amended four grants of two employees impacting options to purchase approximately 11,000 shares at a total cost of approximately $46,000 of which approximately $18,000 represented additional expense which was recorded during the thirty-nine weeks ended January 25, 2008.  The balance was recorded against additional paid-in capital.

We also erroneously omitted one stock option grant made to Richard L. Rudolph, M.D., Vice President, Clinical and Medical Affairs and Regulatory, and Chief Medical Officer, a Section 16 officer at the time of the grant.  Section 409A required that the adjustments to stock option grants to Section 16 officers be implemented prior to December 31, 2006, and with the exception of one stock option grant issued to Dr. Rudolph, we implemented the adjustments for all affected grants to Section 16 officers in December 2006. In August 2007, the Compensation Committee of the Board of Directors authorized us to address Dr. Rudolph’s omitted stock option grant by paying him on an annual basis an amount representing the federal excise tax and interest liability, if any, due under Section 409A for the unadjusted stock option grant, all on a grossed-up basis.   Said payment will be payable on April 1 of the calendar year following the end of the tax year in which the Section 409A tax liability is incurred.  During the thirty-nine weeks ended January 25, 2008, we recorded approximately $45,000 of additional expense related to this grant.

Effective as of August 1, 2007, Mr. Michael A. Cheney resigned his position as Vice President, Marketing. On August 3, 2007, the Compensation Committee of the Board of Directors resolved to amend Mr. Cheney’s stock option grants authorizing an extension to the period allowed for exercising his vested stock options applicable to four grants from 90 days from the date of his resignation to 130 days.  The modification affected four options to purchase approximately 108,000 shares and resulted in additional expense of approximately $19,000 which was recorded during the thirty-nine weeks ended January 25, 2008.

Restricted Stock, Restricted Stock Units and Other Share-Based Awards. We may grant restricted stock, restricted stock units or stock awards to certain employees and directors.  The shares typically vest over a period of one to five years from the date of issue.  During the thirteen and thirty-nine weeks ended January 25, 2008, we granted a total of 4,000 restricted shares and 559,100 restricted shares, respectively, to officers, directors and employees at a weighted average fair market value of $13.82 and $16.26, respectively.

Our net loss for the thirteen weeks ended January 25, 2008 and January 26, 2007 includes $2.7 million and $7.2 million, respectively, of stock-based compensation expense.  Our net loss for the thirty-nine weeks ended January 25, 2008 and January 26, 2007 includes $9.0 million and $16.4 million, respectively, of stock-based compensation expense.  Because of our net operating losses, our deferred tax benefits related to our stock-based compensation expense are offset with a valuation allowance.  In addition, because of our net operating losses, our current tax benefits related to all of our stock-based compensation arrangements are unrealized and unrecognized.

Index

As of January 25, 2008, unrecognized compensation expense related to unvested stock options was $8.9 million and is expected to be recognized over a weighted average period of 2.2 years.  Unamortized compensation expense related to restricted shares was $7.5 million and is expected to vest over a weighted average period of 3.4 years.

Nonvested restricted stock is issued to grantees on the date of the grant, entitling them to dividends, if any, and voting rights for their respective shares.  Sale or transfer of the shares is restricted until they are vested. The fair market value of the restricted shares at grant date is amortized ratably over the requisite service period, which is typically one to five years.

Employee Stock Purchase Plan. Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December.  As of January 25, 2008, 411,139 shares remain available for future issuances under the Stock Purchase Plan.  No compensation expense is recorded for the Stock Purchase Plan.

Note 4.  Inventories

Inventories consist of the following:

	January 25, 2008	April 27, 2007
	(Unaudited)

Raw materials and components	$8,233,881	$9,205,449
Finished goods	4,477,702	6,702,196
Work-in-process	1,929,481	1,673,185
	$14,641,064	$17,580,830

Note 5.  Line of Credit

On January 13, 2006, we established the $40.0 million revolving line of credit under the Credit Agreement.   The Credit Agreement had a three-year term ending January 13, 2009 and was collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral does not include our intellectual property and provides the lender with limited rights and remedies relative to the funds raised in our September 2005 Convertible Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity of $25.0 million, which was defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances, and to provide periodic certifications of compliance in connection with the Credit Agreement. The amount available under the Credit Agreement was limited to 85% of the eligible accounts receivable and a portion of eligible inventory.

Interest was payable at a base rate offered for loans in U.S. dollars for the period of one month under the British Bankers Association LIBOR rates, plus a base margin rate of 1.75% on the greater of the outstanding loan balance or the minimum agreed-upon loan balance. The minimum loan balance was $10.0 million through January 13, 2009. The fees associated with the line of credit under the Credit Agreement included a one-time commitment fee of $400,000, a collateral fee ranging from 0.25% to 1% of the outstanding loan balance and other usual and customary fees associated with this type of line of credit.

Effective January 14, 2008, we voluntarily terminated the Credit Agreement in accordance with its terms. Early termination of the Credit Agreement triggered an obligation on the part of the Company to pay a Deferred Commitment Fee (as defined in the Credit Agreement) in the amount of $0.4 million in addition to obligations to repay the $10.0 million outstanding loan balance and to pay the accrued interest as of the effective date of termination. We satisfied these obligations on January 14, 2008.  We also wrote off unamortized origination fees of approximately $0.2 million.

Index

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	January 25, 2008	April 27, 2007
	(Unaudited)
Payroll and other compensation	$6,041,312	$7,279,726
Clinical costs	2,038,284	2,746,677
Interest	1,291,667	354,167
Royalties	870,715	922,221
Tax accruals	624,806	807,909
Other	2,736,278	2,733,566
	$13,603,062	$14,844,266

Note 7.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

Changes in our liability for product warranties during the thirteen and thirty-nine weeks ended January 25, 2008 and January 26, 2007 are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$80,120	$65,574	$68,822	$46,991
Warranty expense (credit) recognized	(498)	705	11,450	21,313
Warranty settled	—	(864)	(650)	(2,889)
Balance at the end of the period	$79,622	$65,415	$79,622	$65,415

Note 8.  Convertible Notes

On September 27, 2005, we issued $125.0 million of Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium, in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of approximately $10.0 million and (2) the net cost of $13.0 million related to the Note Hedge and Warrants, which transactions were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Convertible Notes as of January 25, 2008 and April 27, 2007 was $93.0 million and $115.0 million, respectively. Market quotes obtained from brokers were used to estimate the fair value of this debt.

Index

Convertible Notes Indenture Default Notice

Pursuant to the Indenture, we are required to deliver to the Trustee “within 15 days after we file them” with the SEC, copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we are in default under the Indenture as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee had declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately.

We believe that no default occurred under the Indenture, and we filed a lawsuit seeking a declaration that we are not in default.   For a more detailed description of the lawsuit, refer to “Note 13. — Litigation — Indenture Default Litigation.” Until this matter is finally resolved, we have included these Convertible Notes as a current liability on our consolidated balance sheets as of January 25, 2008 and April 27, 2007.

Registration Rights Agreement

On September 27, 2005, we entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with our issuance of the Convertible Notes. Under the terms of the Registration Rights Agreement, we were required to file a registration statement for the Convertible Notes and the shares into which the Convertible Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we did not file the required registration statement until April 27, 2007, and we did not obtain effectiveness of the registration statement. As a result of failing to file the registration statement and obtain its effectiveness on a timely basis, we were obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Convertible Notes for the period during which the failure continued. Such liquidated damages per year equaled 0.25% of the principal amount of the outstanding Convertible Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Convertible Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 for each 90-day period during which the failure to obtain the effectiveness of the registration statement continues). The liquidated damages were payable in arrears on each date on which interest payments were payable. In compliance with the requirements of the Financial Accounting Standards Board (“FASB”) staff position (“FSP”) applicable to the Emerging Issues Task Force (“EITF”) FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” (“FSP EITF 00-19-2”), during the period ended July 27, 2007, we recognized the cost of these liquidated damages that were due up to September 27, 2007, the date when our obligations under the Registration Rights Agreement expired. We adopted FSP EITF 00-19-2 on April 28, 2007 resulting in an adjustment in the amount of approximately $0.3 million to the beginning balance in accumulated deficit and accrued liabilities in the Consolidated Balance Sheet as of July 27, 2007. Approximately $56,000 was recorded in accrued liabilities in the Consolidated Balance Sheet as of April 27, 2007 and zero as of January 25, 2008.  The total liquidated damages accrued were paid on September 27, 2007 in compliance with our obligations under the Indenture.

Our obligation to procure the effectiveness of the registration statement expired on September 27, 2007.  On that date, the Convertible Notes became tradable under Section 144A of the Exchange Act by persons who are not our affiliates.

Note 9.  Convertible Note Hedge and Warrants

On September 27, 2005, we issued $125.0 million of Convertible Notes due in 2012, purchased a hedge on the Convertible Notes (the “Note Hedge”) for $38.2 million, which matures in September 2012, and sold warrants (“Warrants”) for $25.2 million that mature in September 2012. The Convertible Notes are convertible into approximately three million shares of our common stock. We purchased the Note Hedge to enable the purchase of approximately three million shares of our common stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately three million shares of our common stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Convertible Notes subject to the bond offering. The Note Hedge and the Warrants are recorded in stockholders’ deficit on the Consolidated Balance Sheets.

Index

Note 10.  Comprehensive Loss

We follow FAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income (loss) and its components. The comprehensive loss for the thirteen weeks ended January 25, 2008 and January 26, 2007 was approximately $0.9 million and $19.2 million, respectively.  The comprehensive loss for the thirty-nine weeks ended January 25, 2008 and January 26, 2007 was approximately $12.9 million and $40.3 million, respectively.

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

We estimate our effective tax rate for the thirty-nine weeks ended January 25, 2008 to be less than 1%, due primarily to the change in the balance of our valuation allowance combined with state tax and tax on foreign operations.  The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year.  In August 2004 and August 2006, we experienced ownership changes as defined in Section 382 of the IRC. Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to Section 382 of the IRC.  Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

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

As a result of implementing FIN 48 effective April 28, 2007, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets.  The amount of unrecognized tax benefits did not materially change during the thirteen weeks ended January 25, 2008. If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

We expect that the amount of unrecognized tax benefits will change in the next 12 months due to expiring credit carry-forwards; however, we do not expect the change to have any impact on our results of operations or financial position because of the existence of the valuation allowance.  We are not under audit by the Internal Revenue Service (“IRS”) or any states in connection with income taxes.  We are subject to income tax examinations for our U.S. federal income taxes, non-US income taxes and state and local income taxes for fiscal 1993 and subsequent years, with certain exceptions.  On November 29, 2007 we received notification from the IRS indicating that they were planning a remote examination with respect to stock option activity (“Stock Option Examination”).  The Stock Option Examination is ongoing.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the thirteen weeks ended January 25, 2008.

Index

Note 12.  Loss Per Share

FAS No. 128, "Earnings Per Share" (“FAS 128”) requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended

	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator
Net loss	$(997,316)	$(19,385,300)	$(13,238,119)	$(40,412,390)

Denominator:
Basic weighted average shares outstanding	26,718,715	25,478,530	26,549,395	25,403,666
Effect of dilutive securities	––	––	––	––
Diluted weighted average shares outstanding	26,718,715	25,478,530	26,549,395	25,403,666
Basic loss per share	$(0.04)	$(0.76)	$(0.50)	$(1.59)
Diluted loss per share	$(0.04)	$(0.76)	$(0.50)	$(1.59)

Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 25, 2008 were outstanding options to purchase stock and unvested restricted stock of approximately 3.4 million common shares, because to include them would have been anti-dilutive due to the net loss.  Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 26, 2007 were outstanding options to purchase stock and unvested restricted stock of approximately 6.6 million common shares, because to include them would have been anti-dilutive due to the net loss.

We issued $125.0 million in Convertible Notes during the thirteen weeks ended October 28, 2005 and, in conjunction with the Convertible Notes, purchased a Note Hedge and sold the Warrants. The Convertible Notes are convertible into approximately three million shares of our common stock. Dilution is measured in accordance with the "if converted" method of FAS 128, which assumes conversion of the Convertible Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net operating losses, the Convertible Notes are anti-dilutive and are not included in the computation of diluted EPS.  We purchased the Note Hedge to enable the purchase of approximately three million shares of our common stock at an exercise price of $41.50 per share.  Purchased call options are anti-dilutive and are not included in the computation of diluted EPS.  We issued the Warrants to sell approximately three million shares of our common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of FAS 128, the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of our common stock.

Note 13.  Litigation

We are named as a defendant in lawsuits or the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of these lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Index

Indenture Default Litigation

In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Convertible Notes, as well as a subsequent Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, fees and expenses, and demanding that all principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. We filed a declaratory judgment action in October , 2006 in Texas state court seeking a declaration that no event of default had occurred under the Indenture. In January 2007, the Trustee removed the lawsuit to the U.S. District Court for the Southern District of Texas and filed an answer and counterclaim seeking damages for the alleged default. In March 2007, the Trustee filed a motion for partial summary judgment seeking a determination that an event of default had occurred under the Indenture. In April 2007, we responded to the Trustee’s motion and filed a cross-motion for summary judgment seeking a declaration that no event of default had occurred.

In June 2007, the federal district court granted our motion for summary judgment and denied the Trustee’s motion, declaring that “Cyberonics satisfied its contractual obligations and has not breached the Agreement.”

The Trustee appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit.  Our brief to the appellate court seeks affirmance of the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, our results of operations and cash flow.  If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain, and we may be forced to seek protection under the Bankruptcy Code.

Stockholder Derivative Litigation

We were named as a nominal defendant in a stockholder derivative lawsuit brought on behalf of the company styled Rudolph v. Cummins, et al pending in the U.S. District Court for the Southern District of Texas, Houston Division, naming several of our current and former officers and directors as defendants, alleging purported improprieties in our issuance of stock options and the accounting related to issuances. The operative Amended Complaint also purports to state a putative class action claim against the individual defendants for violation of Section 14(a) of the Exchange Act, as well as claims against the individual defendants for breach of fiduciary duty, gross mismanagement and corporate waste, against the officer defendants for unjust enrichment and against certain individual defendants for insider trading.

We are also named as a nominal defendant in five stockholder derivative lawsuits brought on behalf of the company in the District Court of Harris County, Texas, alleging purported improprieties in our issuance of stock options and the accounting related to such issuances. These cases were consolidated into a single case, In re Cyberonics, Inc. Derivative Litigation, in the 189th Judicial District Court of Harris County, Texas in January 2007 (together with Rudolph v. Cummins, the “Derivative Lawsuits”).

On November 18, 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the claims raised in the Derivative Lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders. On December 18, 2006, we moved to stay all proceedings in the Derivative Lawsuits pending the completion of the SLC process. In April 2007, the federal district court entered an order staying the Rudolph case for 90 days to permit the SLC to complete its investigation.  In August, October and December 2007, the federal district court extended the stay of the Rudolph case.

On October 16, 2007, we and the individual defendants reached an agreement in principle, set forth in a memorandum of understanding (“MOU”) with the plaintiffs, to settle claims alleged in the Derivative Lawsuits.  The MOU, which was subject to a stipulation of settlement to be approved by the parties thereto, the SLC of our Board, and our insurer, provided in pertinent part as follows:

Index

—	All claims in the Derivative Lawsuits will be dismissed with prejudice.
—	There will be no admission of liability by any defendant.
—
All claims that were or could have been asserted in the Derivative Lawsuits against us, all individual defendants, and KPMG LLP will be released, excluding any claim we may have under the resignation agreements of Robert P. Cummins and Pamela B. Westbrook with respect to their ongoing obligations under those agreements.

—
The plaintiffs will seek court approval for an award of attorneys fees and reimbursement of expenses in an amount not to exceed $650,000 to be paid solely by us or our insurer, which approval the settling defendants will not oppose.

—	The settlement will become effective and any award of fees and expenses to the plaintiffs’ counsel will become payable only if and when the following conditions are satisfied:
	—	the SLC and our insurer approve the settlement documentation;
	—	the plaintiffs complete confirmatory discovery demonstrating to the reasonable satisfaction of plaintiffs’ counsel that the settlement is fair and reasonable;
—
the court in In re Cyberonics, Inc. Derivative Litigation enters a judgment, after notice and opportunity for a final hearing, approving the settlement and dismissing with prejudice the claims against all defendants;

	—	the court in Rudolph v. Cummins enters a judgment dismissing with prejudice the claims against all defendants without costs; and
	—	the foregoing judgments become final judgments no longer subject to review.
—	The MOU is null and void if any of the foregoing conditions is not satisfied.

On December 27, 2007, as contemplated in the MOU, we, along with the individual defendants, entered into a Stipulation of Settlement (“Stipulation”) with the plaintiffs pursuant to which the parties agreed, consistent with the terms and conditions in the MOU, to settle the claims alleged in the Derivative Lawsuits. On January 2, 2008, the 189th Judicial District Court of Harris County, Texas entered a Preliminary Approval Order setting a deadline of February 26, 2008 for the filing of objections to the settlement and setting a hearing for March 7, 2008 on final approval of the settlement.  On January 17, 2008, we published notices of the settlement to shareholders.

At this time, there can be no assurance that the conditions for settlement as set forth in the Stipulation, including final court approval, will be met.  In connection with the execution of the MOU, we recognized a liability of $650,000 as of January 25, 2008, along with the corresponding receivable of $650,000 for insurance recovery.

Securities Class Action Lawsuit

In June 2005, a putative class action lawsuit was filed against us and certain of our former officers, in the United States District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-02121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc., et al., Civil Action No. H:05-cv-2414 was filed in July 2005. In July 2005, the court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation, and entered a scheduling order. In September 2005, the court appointed EFCAT, Inc., John E. and Cecelia Catogas, Blanca Rodriguez, and Mohamed Bakry as lead plaintiffs and also appointed lead plaintiffs’ counsel.

The lead plaintiffs filed a consolidated amended complaint in November 2005. The complaint generally alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding our Vagus Nerve Stimulation Therapy System device (the “VNS Device”) as a therapy for treatment-resistant depression (“TRD”). In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. In July 2006, the District Court granted our motion to dismiss the consolidated complaint, allowing the plaintiffs 30 days to file an amended complaint. The court found that the plaintiffs failed to meet their burden to plead a securities fraud claim with particularity, including failures to allege with particularity a material misstatement or omission, to allege facts sufficient to raise a strong inference of intent or severe recklessness, and to allege sufficiently the causal connection between the plaintiffs’ loss and the defendants’ actions. The court noted that “the deficiencies in Plaintiffs’ complaint might well extend beyond the point of cure,” but nonetheless granted plaintiffs the right to amend their complaint in light of the strong presumption of law favoring a right to amend.

Index

In August 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding the VNS Device as a therapy for TRD. Lead plaintiffs alleged that the defendants failed to disclose that certain individuals associated with the U.S. Food and Drug Administration (“FDA”) had safety and efficacy concerns about the use of the VNS Device for the treatment of depression and questioned the adequacy of evidence of safety and effectiveness we presented to the FDA, that the defendants misrepresented the prospect for payer reimbursement for the VNS Device, that the defendants concealed executive compensation and governance issues, and that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. Lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired our securities during the period February 5, 2004 through August 1, 2006. The amended complaint also sought unspecified monetary damages and equitable or injunctive relief, if available.

In October 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss on October 23, 2006, and the defendants filed a reply to the opposition in November 2006. In October 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. In November 2006, the court issued an order compelling republication of notice and staying the proceeding pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. In December 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff within 60 days. In February 2007, the court lifted the stay, and in March 2007, the lead plaintiffs filed a motion seeking leave to file an amended complaint. In April 2007, the court denied the plaintiff’s motion to amend without prejudice and stayed the litigation in light of issues raised in a case then pending before the U.S. Supreme Court. In June 2007, the court lifted the stay and granted plaintiffs leave to “supplement — not amend” their first amended complaint and granted us leave to “supplement — not amend” our motion to dismiss the first amended complaint. In July 2007, the lead plaintiffs filed a supplemental amended complaint, and in August 2007, we filed a supplement to our motion to dismiss.

In October 2007, the court issued an order dismissing the plaintiffs’ supplemented first amended complaint with prejudice, and the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  The plaintiffs filed their Brief of Appellants on January 2, 2008.  We filed our Brief of Appellee on February 4, 2008, and the plaintiffs filed their Reply Brief on February 21, 2008.  Our brief to the appellate court seeks the affirmance of the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flow.

Senate Finance Committee Investigation

In May 2005, we received a letter from the Senate Finance Committee (“SFC”) advising us that it is examining the FDA’s handling of our PMA-Supplement for the use of VNS Therapy™ to address TRD. Following our responses to the May letter, we received a second letter from the SFC in July 2005, to which we responded by providing the requested documents and information. In February 2006, the SFC published a Committee Staff Report entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report states that a senior FDA official approved our VNS Therapy System for TRD despite the conclusion of more than 20 FDA scientists, medical officers and management staff who reviewed our application that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in TRD. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for TRD and that the FDA has not ensured that the public has all of the accurate, science-based information regarding the VNS Therapy System for TRD it needs. The report does not accuse us of any misconduct and does not conclude that the FDA violated any law, regulation or procedure by approving VNS Therapy for TRD; however, the report states that the SFC staff received a range of allegations regarding the FDA and us and that allegations other than those addressed in the report may be addressed at a later date. The report follows a year-long investigation conducted by the staff of the SFC, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information.

Index

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

Note 15.  New Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  As a result of the implementation of FIN 48, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets.  The amount of unrecognized tax benefits did not change materially during the thirteen and thirty-nine weeks ended January 25, 2008.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. In November 2007, the FASB agreed to a one-year deferral of FAS 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  In February 2008, the FASB issued “FSP FAS 157-2 – Effective date of FAS No. 157.” This FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that the implementation of FAS 157 may have on our consolidated results of operations and financial position.

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

Index

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with our Board’s long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be fiscal year 2009. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We are currently evaluating the impact that the implementation of FAS 159 may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued FAS 160 “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”). FAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. FAS 160 is effective for the periods beginning on or after December 15, 2008. Earlier application is prohibited. We are currently evaluating the impact that the implementation of FAS 160 may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued FAS 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) required most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” FAS 141(R) applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under FAS 141(R), all business combinations will be accounted for by applying the acquisition method. FAS 141(R) is effective for periods beginning on or after December 15, 2008. We are currently evaluating the impact that the implementation of FAS 141(R) may have on our consolidated results of operations and financial position.

Note 16. Re-Negotiation of Leased Facilities

In December 2007, we re-negotiated the lease on our premises located at 100 Cyberonics Blvd., Houston Texas, extending the term for 86 months, commencing on November 1, 2007 and ending on December 31, 2014, and agreeing to surrender the use of 19,376 square feet of the premises.  In January 2008, we completed the abandonment of the portion of the leased space that we had agreed to surrender.  The net present value of the minimum lease payments applicable to the surrendered square footage is approximately $675,000, partially offset by the net present value of the estimated proceeds resulting from the surrendered square footage of approximately $427,000.  During the thirteen weeks ended January 25, 2008 we recorded net operating expenses of approximately $248,000 and accrued the corresponding liability.

Note 17.  Licensing Agreements

Effective December 17, 2007, we entered into a licensing agreement (the “EES License Agreement”) with Ethicon Endo-Surgery, Inc. (“EES”), granting EES an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension or diabetes in exchange for an up-front, non-refundable payment of $9.5 million plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  EES has the obligation to pay or reimburse us for expenses related to patents issued and applications pending outside the U.S.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. During the thirteen and thirty-nine weeks ended January 25, 2008, we recognized revenue in the amount of approximately $160,000 applicable to the Agreement, and recorded a related cost of $47,500 applicable to the transfer of certain patent rights.  The unrecognized portion of the $9.5 million up-front payment is included in Other Long-Term Liabilities on the consolidated Balance Sheet as of January 25, 2008.

Index

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  We have made statements that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

—	Changes in our common stock price;
—	Our lack of historical and current profitability;
—	Effectiveness of internal controls over financial reporting;
—	Fluctuations in future quarterly operating results;
—	Compliance with applicable regulations;
—	Our indebtedness and debt services which could adversely affect our financial condition;
—	Potential repurchase of the $125.0 million of convertible notes (“Convertible Notes”);
—	Potential adjustment of the initial conversion rate of the Convertible Notes;
—	Potential acceleration of the repayment of the Convertible Notes;
—	Our ability to access sufficient, acceptable capital sources;
—	Failure to expand or maintain market acceptance or reimbursement for the use of VNS Therapy™ for the treatment of epilepsy and depression;
—	Failure to transfer the business associated with the use of VNS Therapy for the treatment of depression to a separate business;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection and validity of the intellectual property that relates to VNS Therapy;
—	Changes in the competitive or technological horizons;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future governmental investigations; and
—	Outcomes of pending and future litigation actions.

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

For a discussion of important factors that could affect our results, please refer to the financial statement line item discussions set forth in this section and to the section entitled "Factors Affecting Future Operating Results and Common Stock Price" included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2007 (the “2007 Form 10-K”).  Readers are encouraged to refer to our 2007 Form 10-K for a further discussion of our business and its risks and opportunities.  These documents are available free of charge from the SEC or from our Investor Relations department. All of our annual, quarterly, and current reports and amendments thereto filed with the SEC are available on our website under “Investor Relations.” For more information about us and the announcements we make from time to time, visit our website at www.cyberonics.com.

Index

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

The VNS Therapy System includes the following:

—	A generator to provide the appropriate stimulation to the vagus nerve;
—	A lead which is attached to both the generator and the vagus nerve;
—	Associated equipment to assist with necessary implantation surgery;
—	Equipment to assist with setting the stimulation parameters particular to the patient;
—	Appropriate instruction manuals; and
—	Magnets to terminate or induce stimulation.

The implantation of the generator and lead into patients is generally performed on an outpatient basis. The battery contained in this generator has a finite life, which varies according to the model number, the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of his or her physician, choose to explant the original generator and implant a new generator, with or without replacing the original lead.

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

Our ability to expand successfully the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the implant procedure and follow-up care.  Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. Because there are currently no favorable national coverage policies and only a few regional coverage policies for VNS Therapy for TRD, however, we have been assisting physicians and patients with obtaining certain TRD case-by-case approvals since FDA approval in July 2005. Any long-term growth in TRD is dependent on obtaining favorable national and regional coverage policies in TRD.  In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) (formerly the Healthcare Financing Administration) issued a final determination of non-coverage with respect to reimbursement for TRD.

In February 2008, we announced that, after consulting with clinical and reimbursement experts, we have developed a plan, including the conduct of an additional randomized control trial, to obtain reimbursement coverage for our TRD indication.  We also announced a plan to transfer our depression business to a separate entity, in which we expect to maintain at least a minority interest.  We engaged an investment bank to assist us in identifying a financial partner to provide the funding necessary to execute the clinical plan.

Our clinical development program has included pilot and pivotal studies in using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent TRD in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s disease, anxiety, bulimia, fibromyalgia, obesity, obsessive-compulsive disorder, multiple sclerosis and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy in these new indications and to determine which new indications might be considered for pivotal studies and, therefore, are an important component of our clinical research activities.

Index

Proprietary protection for our products is important to our business.  We maintain a policy of seeking U.S. and foreign patents on selected inventions, acquiring licenses under selected patents of third parties, and entering into invention and confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

We have also held discussions with third parties as potential licensees of certain of our intellectual property rights for particular indications that we have no immediate plans to develop. Effective December 17, 2007, we entered into an Exclusive Patent License Agreement (“EES License Agreement”) with Ethicon Endo-Surgery, Inc. (“EES”), granting EES an exclusive, worldwide license, with the right to grant non-exclusive sublicenses, for a specified field of use – treatment by means of nerve stimulation for weight reduction or for hypertension or diabetes in patients having a body mass index of 25 or more – under nine U.S. patents and nine U.S. patent applications, including future related patents and international counterparts.  During the reporting period, EES paid us a non-refundable fee of $9.5 million. Under the terms of the EES License Agreement, EES will pay us a royalty on future net sales of products covered by any of the subject patents and EES and the Company will split all future patent and patent application expenses under an expense-sharing arrangement. EES has also been granted a right of first refusal to negotiate any license under any patent rights acquired by us within the specified field of use and offered for licensing.

In addition, we have held discussions with other third parties for the acquisition by us of licenses to issued and pending U.S. and foreign patents owned by those parties. Effective December 13, 2007, we licensed from Southern Illinois University the exclusive rights to three additional U.S. patents pertaining to vagus nerve stimulation for the treatment of traumatic brain injury, modulating brain neural plasticity, and improving memory and learning.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably TRD. For the period from inception through January 25, 2008, we incurred an accumulated deficit of approximately $272.1 million.  We are focused on advancing the clinical foundation as a basis for extending reimbursement for VNS Therapy. This may involve increased investment in clinical trials.

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

Index

Revenue Recognition.  We sell our products through a direct sales force in the U.S. and certain European countries and through distributors elsewhere. We recognize revenue when title to the goods and risk of loss transfers to customers, provided that there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

Licensing Revenue.  We evaluate our licensing agreements and recognize licensing revenue considering the guidance provided by Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” Regulation S-X Rule 5-03(b)(1) “Sales and Revenue,” EITF 01-14 “Income Statement Characterization of Reimbursement of Out-of-pocket Expenses” and other regulations as applicable.  See “Note 17.  Licensing Agreement” for additional information.

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

Foreign Exchange. The primary exchange rate movement that impacts our consolidated net sales growth is the U.S. dollar as compared to the Euro. The weakening of the U.S. dollar generally has a favorable impact on our sales. The impact of foreign currency fluctuations on net sales is not indicative of the impact on our operations due to the offsetting foreign currency impact on operating costs and expenses.

Results of Operations

Net Sales

We sell VNS Therapy Systems to hospitals and ambulatory surgical centers (“ASCs”) for both epilepsy and TRD indications, although we often do not know the intended use for a specific VNS Therapy System at the time of its sale.  We use information available from two separate Cyberonics-maintained databases, to estimate our sales by indication for use.

The FDA has designated our VNS Therapy System, which is a Class III implantable medical device, as a “tracked” device under the FDA’s Medical Device Tracking regulation.  Consistent with the tracking regulation, we urge each implanting hospital or ASC to complete and return to us an implant card that provides information from which we can identify the corresponding indication for use.  We maintain this information in an implant card database.  Separately, we accumulate information relating to prospective and actual patients, prescribing and implanting physicians, and hospitals and ASCs in a sales-related database.

Index

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

U.S. net sales attributable to the TRD indication have declined significantly since the May 2007 issuance by the CMS of a national non-coverage determination with respect to VNS Therapy for TRD. Using the methodology disclosed above, we estimate that our net domestic sales attributable to TRD for the thirteen weeks ended January 25, 2008 were approximately $0.7 million compared to $7.5 million for the same period last year, a decrease of approximately 91%.  For the thirty-nine weeks ended January 25, 2008, U.S. sales attributable to TRD were $4.3 million compared to $24.1 million for the same period last year, a decrease of approximately 82%.

Net sales for the thirteen weeks ended January 25, 2008 were $29.3 million compared to sales of $28.9 million during the thirteen weeks ended October 26, 2007, and $31.7 million for the thirteen weeks ended January 26, 2007.  Net sales for the thirty-nine weeks ended January 25, 2008 and January 26, 2007 were approximately $87.3 million and $99.5 million, respectively.

U.S. net product sales of $22.2 million for the thirteen weeks ended January 25, 2008 represented a decrease of $4.4 million, or 16%, as compared to the thirteen weeks ended January 26, 2007, primarily due to a decline in unit sales volumes attributable to the TRD indication referred to above, and lower average system prices.  U.S. unit sales volume decreased by 18% and average system prices increased by 2%.  U.S. net product sales of $68.4 million for the thirty-nine weeks ended January 25, 2008 decreased by $17.3 million, or 20%, as compared to the thirty-nine weeks ended January 26, 2007, primarily due to a decline in sales applicable to the TRD indication.

The increase in average system price in the U.S. market over the same period in the prior year is attributable primarily to an increase in the average price for generators of 11%, partially offset by an increase in the number of generators sold for the purpose of replacing implanted generators having a battery at or near the end of its useful life. A replacement generator may be sold without a lead, and therefore the total system price is lower than if a lead was included in the sale. In the most recent quarter, the number of generators sold without leads increased from 260 to 531, when compared to the comparable period in the previous fiscal year.

U.S. unit sales volume decreased by 19% and average system prices decreased by 1% for the thirty-nine weeks ended January 25, 2008 when compared to the prior year. The decrease in average system price in the U.S. market over the same period in the prior year is attributable primarily due to the number of generators sold without leads increased from 851 to 1522 when compared to the comparable period in the previous fiscal year partially offset by an increase in the average price of generators of 5%.

Effective December 17, 2007, we entered into the EES License Agreement, granting EES an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension or diabetes.  The terms of the EES License Agreement requires us to be paid an up-front, non-refundable payment $9.5 million plus a royalty on future commercial sales of any product covered by the licensed patents.  The payment of $9.5 million was received by us in December 2007.  The terms of the EES License Agreement also require us to retain the responsibility to prosecute the licensed patent applications and maintain the licensed patents.  We are recognizing the $9.5 million payment on a straight-line basis from the date of execution of the EES License Agreement to April 2014, the estimated timeframe to fulfill our obligation to prosecute the licensed patent applications.  Also, during the thirteen and thirty-nine weeks ended January 25, 2008, we recognized revenue in the amount of approximately $160,000 applicable to the EES License Agreement, and recorded a related cost of $47,500 applicable to the transfer of certain patent rights under the EES License Agreement.

International sales of $6.9 million for the thirteen weeks ended January 25, 2008 represented an increase of $1.8 million, or 36%, when compared to the same period of the previous fiscal year.  The increase was due to an increase in unit sales volume of 20% and an increase in average system prices of 13%, which in turn was largely due to increases in the price of generators, favorable currency impacts and changes in country mix.  International sales of $18.8 million for the thirty-nine weeks ended January 25, 2008 represented an increase of $5.0 million, or 36%, when compared to the same period of the previous fiscal year.  The increase was due to an increase in average system prices of 6%, and an increase in unit sales volume of 28%.

Index

Gross Profit

Gross profit margin for product sold for the thirteen weeks ended January 25, 2008 was 82.8%, a decrease of 170 basis points over the same period of the previous fiscal year.  This decrease was primarily due to decreases in sales, lower production volumes and higher international sales as a percentage of total sales.  Gross profit margin for the thirty-nine weeks ended January 25, 2008 was 82.6%, a decrease of 481 basis points over the same period of the previous fiscal year.  This decrease was primarily due to decreases in sales, lower production volume and higher international sales as a percentage of total sales.

Cost of product sold consists primarily of direct labor, stock compensation expense, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Gross margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales mix, the VNS Therapy System selling price, the volume of generators and leads sold and the levels of production volume.

Gross profit in licensing revenue for the thirteen and thirty-nine weeks ended January 25, 2008 was approximately $113,000 or 70% of licensing revenue. The cost of licensing revenue represents royalties paid applicable to the assignment of certain patents. We had no licensing revenue or related costs for the thirteen and thirty-nine weeks ended January 26, 2007.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses were approximately $19.0 million for the thirteen weeks ended January 25, 2008, a decrease of $19.0 million, or 50%, compared to the thirteen weeks ended January 26, 2007. The decrease in expenses was due to $8.2 million in charges related to the resignation of former executives recorded during the thirteen weeks ended January 26, 2007, our previously announced headcount reductions and reductions in marketing expenses.  SG&A expenses of approximately $66.2 million for the thirty-nine weeks ended January 25, 2008 represented a decrease of $38.8 million, or 37%, as compared to the thirty-nine weeks ended January 26, 2007. The decrease in expenses is due to $8.2 million associated with the resignation of former executives recognized during the thirty-nine weeks ended January 26, 2007, our previously announced headcount reductions, lower marketing, legal and non-cash compensation expenses.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities.  R&D expenses were $5.0 million for the thirteen weeks ended January 25, 2008, a decrease of $2.4 million, or 32% compared to the thirteen weeks ended January 26, 2007.  The decrease was due to our previously announced headcount reductions and decreased clinical and non-cash compensation expenses.  R&D expenses were $17.2 million for the thirty-nine weeks ended January 25, 2008, a decrease of $4.1 million, or 19% as compared to the thirty-nine weeks ended January 26, 2007.  This decrease was due to our previously announced headcount reductions and decreased clinical and non-cash compensation expenses.

Interest Income and Expense

Interest income for the thirteen weeks ended January 25, 2008 was $1.0 million, representing an approximate decrease of $0.2 million, or 16%, as compared to the same period of the previous fiscal year.  The decrease resulted from higher invested cash balances and was offset by lower interest rates. Interest expense for the thirteen weeks ended January 25, 2008 was $1.9 million representing an approximate increase of $0.3 million, or 21%, compared to the same period of the previous fiscal year.  The increase in interest expense was primarily due to the expense related to our termination of the line of credit under a credit agreement (the “Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who are party thereto (“Lenders”), which included an early termination fee of $0.4 million and approximately $0.2 million in unamortized cost of origination fees, partially offset by the elimination of liquidated damages applicable to the long term debt and lower interest expense related to the line of credit applicable to only a portion of the thirteen weeks ended January 25, 2008, as compared to the thirteen weeks ended January 26, 2007.  Interest income for the thirty-nine weeks ended January 25, 2008 was $3.1 million representing an approximate decrease of $0.5 million, or 13%, compared to the same period of the previous fiscal year.  This decrease resulted from higher invested cash balances offset by lower interest rates. Interest expense for the thirty-nine weeks ended January 25, 2008 was $4.7 million representing an approximate increase of $0.3 million compared to the same period of the previous fiscal year primarily due to the expense related to our termination of the line of credit under the Credit Agreement.  This expense included an early termination fee of $0.4 million and approximately $0.2 million in unamortized cost of origination fees, partially offset by the elimination of the liquidated damages applicable to the long term debt and lower interest expense related to the line of credit applicable to only a portion of the thirty-nine weeks ended on January 25, 2008, as compared to the thirty-nine weeks ended January 26, 2007.

Index

Other Income (Expense), Net

Other expense, net was approximately $0.4 million for the thirteen weeks ended January 25, 2008, representing a negligible decrease, compared to the same period during the previous fiscal year.  Other expense, net was approximately $0.4 million for the thirty-nine weeks ended January 25, 2008, representing an increase of approximately $0.1 million compared to other expense of approximately $0.3 million for the same period during the previous fiscal year.  Other expense, net generally includes the effects of transaction gains and losses associated with changes in foreign currency exchange rates and realized gains and losses in connection with the disposal of assets.

Income Taxes

We estimate our effective tax rate for the thirty-nine weeks ended January 25, 2008 to be less than 1%, due primarily to the increase in the balance of our valuation allowance combined with state tax and tax on foreign operations.  The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year.  In August 2004 and in August 2006, we experienced an ownership change as defined in Section 382 of the IRC. Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382.  Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

We adopted FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" (“FIN 48”), as of April 28, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109.  As a result of the implementation of FIN 48, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because the full valuation allowance balanced out against the related deferred tax assets.  The amount of unrecognized tax benefits did not materially change during the thirteen and thirty-nine weeks ended ending January 25, 2008.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

Liquidity and Capital Resources

Overview

We generated a net loss of $13.2 million for the thirty-nine weeks ended January 25, 2008, as compared to a net loss of $40.4 million for the thirty-nine weeks ended January 26, 2007.  The decrease in the consolidated net loss is a result of lower SG&A and R&D expenses, partially offset by lower sales and lower gross profit as a percentage of sales.  As a result, cash provided by operating activities was $7.1 million for the thirty-nine weeks ended January 25, 2008, compared to cash used in operating activities of $13.8 million during the same period of the previous fiscal year.  Net cash increased by $5.1 million primarily due to $9.5 million non-refundable payment received in connection with the Licensing Agreement and stock options exercises partially offset by purchases of fixed assets and the repayment of the line of credit during the thirty-nine weeks ended January 25, 2008, as compared to a decrease of $8.2 million during the same period of the previous fiscal year.  The decrease of $8.2 million in the prior fiscal year included $5.0 million in additional borrowings against the line of credit under the Credit Agreement.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 25, 2008 and January 26, 2007 was as follows:

Index

	Thirty-Nine Weeks Ended
	January 25, 2008	January 26, 2007
	(Unaudited)	(Unaudited)
Operating activities	$7,079,936	$(13,834,349)
Investing activities	(627,370)	(1,171,514)
Financing activities	(1,259,287)	6,873,384

Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended January 25, 2008 was $7.1 million as compared to net cash used in operating activities of $13.8 million during the same period of the previous fiscal year.  The primary reason for the increase in cash provided by operating activities was a reduction of approximately $27.2 million in net loss and $9.5 million non-refundable payment received in connection with the EES Licensing Agreement.

Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended January 25, 2008 was $0.6 million compared to net cash used in investing activities of $1.2 million during the same period of the previous fiscal year.  This amount represents investment in property and equipment. We estimate a total investment of approximately $1.0 million during the current fiscal year.

Financing Activities

Net cash used in financing activities during the thirty-nine weeks ended January 25, 2008 was approximately $1.3 million compared to net cash provided by financing activities of approximately $6.9 million during the same period of the previous fiscal year.  The primary reason for the cash used by financing activities is the termination of the line of credit under the Credit Agreement, partially offset by proceeds of $6.4 million from issuance of common stock pursuant to stock option exercises.  The approximately $6.9 million of proceeds during the thirty-nine weeks ended January 26, 2007 included $2.1 million of proceeds from issuance of common stock pursuant to stock options exercises and $5.0 million of additional borrowings against our line of credit under the Credit Agreement, partially offset by $0.2 million in payment of financial obligations.

Debt Instruments and Related Covenants

Line of Credit

On January 13, 2006, we established a $40.0 million revolving line of credit under the Credit Agreement. The line of credit under the Credit Agreement had a three-year term ending January 13, 2009 and was collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral. The collateral did not include our intellectual property and provided the lender with limited rights and remedies relative to the funds raised in our September 2005 Convertible Notes offering. Pursuant to the terms of the Credit Agreement, we agreed to maintain a minimum liquidity, which was defined as the sum of the revolving loan limit minus the revolving loan outstanding plus the unrestricted cash and cash equivalent balances of $25.0 million, and provided periodic certifications of compliance in connection with the Credit Agreement.  The amount available under the line of credit was limited to 85% of the eligible accounts receivable and a portion of eligible inventory.

Effective January 14, 2008, we voluntarily terminated the Credit Agreement in accordance with its terms. Early termination of the Credit Agreement triggered an obligation on the part of the Company to pay a Deferred Commitment Fee (as defined in the Credit Agreement) in the amount of $0.4 million, in addition to obligations to repay the $10 million outstanding loan balance and to pay the accrued interest as of the effective date of termination. We satisfied these obligations on January 14, 2008.

For a more detailed description of the line of credit under the Credit Agreement, refer to “Note 5.  Line of Credit” in the Notes to the Consolidated Financial Statements.

Index

Convertible Notes

In September 2005, we issued the Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity.

In July 2006, we received a notice of default and demand letter (“Notice of Default”) from Wells Fargo Bank National Association (“Trustee”) pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture dated September 27, 2005 (“Indenture”) as a result of our failure (1) to file with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K for the fiscal year ended April 28, 2006 (“2006 Form 10-K”) by July 12, 2006 and (2) to deliver a copy of our 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received a notice of acceleration and demand letter (“Notice of Acceleration”) from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. As such, although the Convertible Notes mature in 2012, we have included them as a current liability on our Consolidated Balance Sheets as of January 25, 2008 and April 27, 2007. On June 13, 2007, a federal district court granted our motion for summary judgment and declared that no default occurred under the Indenture. For a more detailed description of the lawsuit, refer to “Note 13. Litigation — Indenture Default Litigation” in the Notes to Consolidated Financial Statements.

The Trustee appealed the federal district court’s decision to the U.S. Court of Appeals for the Fifth Circuit.  Our brief to the appellate court seeks affirmance of the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, our results of operations and cash flow.  If the court of appeals reverses the district court’s decision and determines that a default occurred under the Indenture, then all unpaid principal and accrued interest on the outstanding Convertible Notes could be due and payable immediately unless we negotiate an amendment to the terms of the Indenture. If the principal and accrued interest on the outstanding Convertible Notes must be repaid immediately, we may not have or be able to obtain access to the funds needed to repay the indebtedness. If we were not able to secure additional financing, our ability to continue as a going concern would be uncertain, and we may be forced to seek protection under the Bankruptcy Code.

Contractual Obligations

We are party to a number of contracts pursuant to which we are obligated to pay for clinical studies totaling $2.0 million as of January 25, 2008 which are included in accrued liabilities.  Although we have no firm commitments, we expect to make capital expenditures of approximately $1.0 million during fiscal year 2008, primarily to meet business requirements and to enhance business infrastructure and facilities.

The table below reflects our current obligations under our material contractual obligations as of January 25, 2008.

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual obligations
Less Than One Year	$128,750,000	$3,423,858	$140,866	$132,314,724
1-3 Years	—	5,910,896	20,068	5,930,964
3-5 Years	—	5,474,378	20,095	5,494,473
Over 5 Years	—	5,446,840	33,621	5,480,461
Total Contractual Obligations	$128,750,000	$20,255,972	$214,650	$149,220,622

Index

(1)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable within twelve months from the issuance of this Form 10-Q.  Although the Convertible Notes mature in 2012, we have classified them as current due to our receipt of the Notice of Default from the Trustee.  See “Note 2.  Going Concern”

(2)	Consists of operating lease obligations related to facilities and office equipment.

(3)	Reflects amounts we expect to expend in connection with sales, marketing and training events, employee relocation expenses, and licensing agreements.

We believe our current financial and capital resources will be adequate to fund anticipated business activities through fiscal 2008, although there can be no assurance of this as this estimate is based upon a number of assumptions which may not hold true. This conclusion is based on our current assumptions of our ability either to prevail in our assertions on the terms of the Indenture of the Convertible Notes or to negotiate terms which include principal maturity of greater than 24 months. If, within the short-term, we are unable to prevail or satisfactorily resolve the dispute surrounding the terms of the Indenture, we may not be able to maintain our operations as a going concern. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Factors Affecting Future Operating Results” in our 2007 Form 10-K.

Impact of New Accounting Pronouncements

See “Note 15. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to limited market risk on interest rates and foreign currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates would not have a material impact on our consolidated results of operations.

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon net loss for the thirty-nine weeks ended January 25, 2008 would have been favorable by approximately $0.2 million, or 1.3%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on net loss for the thirty-nine weeks ended January 25, 2008 would have been unfavorable by approximately $0.1 million, or 1.1%.  The fluctuations in foreign currency exchange rates for the thirteen weeks ended January 25, 2008, represented a favorable impact of 11.3% in our international sales, as compared to the same period of the prior fiscal year.  The fluctuations in foreign currency exchange rates for the thirty-nine weeks ended January 25, 2008, represented a favorable impact of 9.4% in our international sales, when compared to the same period last year.

The fair value of our Convertible Notes is sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At January 25, 2008, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $1.4 million on the net fair value of our Convertible Notes, while a 10% increase in the price of our common stock would have resulted in an increase of approximately $1.5 million on the fair value of our Convertible Notes.

Index

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rules 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 25, 2008.

Changes in Internal Control over Financial Reporting

We implemented a new accounting system at our Belgian subsidiary as of December 2007.  There have been no other changes in our internal control over financial reporting during the thirteen weeks ended January 25, 2008 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See “Note 13.  Litigation” in the Notes to Consolidated Financial Statements for a description of our material, pending legal matters.

ITEM 1A.   RISK FACTORS

Our business faces many risks.  Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Risk Factors” in our 2007 Form 10-K as supplemented by the risk factors set forth below.  There has been no material change in the risk factors set forth in our 2007 Form 10-K other than those set forth below.  For further information, see Part I, Item 1A, Risk Factors in our 2007 Form 10-K.

We may not be able to transfer our depression business to a separate entity or to secure the resources necessary to implement our clinical plan for the development of the depression indication.

We are conducting a search for a financial partner with whom we can operate the depression indication as a viable separate business.  We have also engaged an investment bank to assist us in identifying a financial partner to provide the funding necessary to execute the clinical plan in support of the use of VNS Therapy for the treatment of depression.  We cannot assure you that we will be able to transfer the depression business to a separate entity or secure a financial partner for the implementation of the clinical plan.

Index

ITEM 6.   EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q.  The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.  The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment filed by the Company with the SEC pursuant to Rule 24b-2 of the general rules and regulations promulgated under the Exchange Act.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*#	Exclusive Patent License Agreement dated December 17, 2007 by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 28, 2008

/s/ GREGORY H. BROWNE
Gregory H. Browne
Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Index

INDEX to EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed with this Form 10-Q.  The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.  The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment filed by the Company with the SEC pursuant to Rule 24b-2 of the general rules and regulations promulgated under the Exchange Act.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*#	Exclusive Patent License Agreement dated December 17, 2007 by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002