Form 10-K
period 2008-04-25
CYBERONICS INC
filed 2008-06-24
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-19806
_______________

Cyberonics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0236465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cyberonics Building
100 Cyberonics Blvd.
Houston, Texas
77058-2072
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:
(281) 228-7200
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock — $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 26, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $254.3 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 19, 2008, 26,942,170 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days of April 25, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe NV).
_______________

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “expect,” “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “could,” “possible,” “plan,” “project,” “forecast” and similar expressions. Our forward-looking statements generally relate to our growth strategies, financial results, reimbursement programs, product acceptance programs, product development programs, clinical and new indication development programs, regulatory approval programs, manufacturing processes and sales and marketing programs. Forward-looking statements should be carefully considered as involving a variety of risks and uncertainties including, but not limited to, those described in (a) Part I, “Item 1A.  Risk Factors” and elsewhere in this Form 10-K; (b) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”); and (c) other announcements we make from time to time.

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

PART I

Item 1.  Business

General

We are a neuromodulation company incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique therapy, vagus nerve stimulation (“VNS”) therapy (“VNS Therapy”), for the treatment of refractory epilepsy and depression.

Our proprietary VNS Therapy™ System (“VNS Therapy System”) includes the following:

—	A generator to provide the appropriate stimulation to the vagus nerve;
—	A lead that is attached to both the generator and the vagus nerve;
—	Associated equipment to assist with necessary implantation surgery;
—	Equipment to assist with setting the stimulation parameters particular to the patient;
—	Appropriate instruction manuals; and
—	Magnets to suspend or induce stimulation manually.

The implantation of the generator and lead into patients is generally performed on an outpatient basis. The battery contained in this generator has a finite life, which varies according to the model, the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator, with or without replacing the original lead.

The United States (“U.S.”) Food and Drug Administration (“FDA”) approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area and Canada have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. Because there are currently no favorable national coverage policies and only a few regional coverage policies for VNS Therapy for depression, we have assisted physicians and patients with obtaining case-by-case approvals since FDA approval in July 2005. Any long-term growth in sales for the treatment of depression is dependent on obtaining favorable national and regional coverage policies for VNS Therapy for depression.  In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) (formerly, the Healthcare Financing Administration) issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.

In February 2008, we announced that, after consulting with clinical and reimbursement experts, we have developed a plan, including the conduct of an additional randomized clinical trial, or possibly more than one such clinical trial, to obtain reimbursement coverage for our depression indication.  We also announced a plan to transfer our depression business to a separate entity, in which we expect to maintain at least a minority interest.  We have engaged an investment bank to assist us in identifying a financial partner to provide the funding necessary to execute this plan.

Our clinical development program has included pilot and pivotal studies in using VNS Therapy (a) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (b) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent depression who are in a major depressive episode. We have also conducted or provided support for small pilot studies for the use of VNS Therapy in the treatment of Alzheimer’s disease, anxiety, bulimia, fibromyalgia, obesity, obsessive-compulsive disorder, multiple sclerosis and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy in these new indications and to determine which new indications might be considered for pivotal studies and, therefore, are an important component of our clinical research activities.

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

We are actively engaged in determining how we can license intellectual property rights to third parties in order to optimize our portfolio. This includes the assessment and determination of which of our intellectual property rights for particular indications we do not have immediate plans to develop and identifying whether these rights should be licensed to third parties. It also involves the assessment of the intellectual property rights of third parties in order to determine whether we should attempt to acquire those rights through a license. We recently granted rights to Ethicon Endo-Surgery, Inc. to use our technology to treat obesity.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. As of April 25, 2008, we had incurred an accumulated deficit of approximately $269.2 million.  We are focused on advancing the clinical foundation as a basis for establishing, maintaining and extending reimbursement for VNS Therapy. This may involve increased investment in clinical trials.

VNS Therapy Epilepsy Indication Overview

Epilepsy is a disorder of the brain characterized by recurrent seizures that are categorized as either partial or generalized at onset. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more refractory to existing therapies than generalized seizures. Epilepsy is the second most prevalent neurological disorder in the world. It is estimated that approximately 2.7 million individuals in the U.S. have epilepsy, with approximately 125,000 new cases diagnosed each year, and we estimate that there are in excess of 3.0 million individuals with epilepsy in Western Europe with over 150,000 new cases diagnosed each year.  In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 30% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. There are three standard types of treatment available to persons with epilepsy: anti-epileptic drug therapy, VNS Therapy and surgery. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. When drug therapy is not effective, VNS Therapy may be considered.  Surgery may also be an option for some patients. There are a number of other treatments under development for the treatment of epilepsy, including direct deep brain stimulation (“DBS”) and the Responsive Neurostimulator System (“RNStm”), but these treatments are not currently approved for commercial distribution.

VNS Therapy for Epilepsy

The VNS Therapy System is indicated as an adjunctive treatment for patients who are refractory to antiepileptic drugs. In the two randomized, parallel, double-blind, active-controlled studies that led to FDA approval of our epilepsy indication, the patients who received adjunctive VNS Therapy had a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data derived from an uncontrolled protocol on the 440 patients in five studies showed that efficacy was maintained and, for many patients, improved over time during treatment with the VNS Therapy System. Analysis of the pooled data showed that the median percentage seizure reduction was 44% after 24 months of treatment and was sustained at that level at 36 months. In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. The side effects include voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing. The VNS Therapy System has not typically been associated with the debilitating central nervous system side effects that frequently accompany antiepileptic drugs. Additionally, side effects of VNS Therapy typically decrease over time. To date, over 48,000 patients worldwide have been treated with the VNS Therapy System for epilepsy.

VNS Therapy Depression Indication Overview

Major depressive disorder is one of the most prevalent and serious illnesses in the U.S. It affects nearly 19 million Americans 18 years of age or older every year. Recently published data indicate that approximately one-third of patients with major depressive disorder will not achieve a remission of their depressive symptoms after four well-delivered, optimized treatment steps using standard antidepressant therapies. According to the World Health Organization, based on years lived with disability, depression is the leading cause of disability for the general population. Depression interferes with a person’s ability to function, feel pleasure or maintain interest in everyday living. It is associated with increased mortality due to suicide and other co-morbid general medical conditions or general medical conditions that co-exist with the depressive disorder. Total annual costs for depression in the U.S. are estimated to exceed $80 billion, including $26 billion in annual direct treatment costs. Standard treatment methods for depression include antidepressant drugs, psychotherapy and electroconvulsive therapy (“ECT”). First-line therapy often consists of an antidepressant drug. For patients who do not respond adequately to initial antidepressant treatment, physicians will often switch to a different drug or use two or more drugs in combination. Physicians usually reserve ECT for patients who have not had an adequate response to multiple trials of antidepressant drugs or when they determine a rapid response to treatment is desirable. There are a number of other neuromodulation treatments under development for the treatment of depression, including repetitive transcranial magnetic stimulation (“rTMS”) and DBS, but these treatments are not currently approved for commercial distribution.

VNS Therapy for Depression

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who have chronic or recurrent treatment-resistant depression who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada and the European Union, VNS Therapy is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. The FDA approved the depression indication for the VNS Therapy System based on (a) a long-term uncontrolled trial (the “Pivotal Trial”) of adjunctive VNS Therapy that showed significant, sustained improvement of depressive symptoms over one and two years, and (b) a comparison of the 12-month outcomes in the Pivotal Trial with the 12-month outcomes among a non-randomized, but well-matched, group of patients who received only standard treatments for their depression. After one year of adjunctive VNS Therapy in the Pivotal Trial, response to treatment ranged from 22% to 37% (depending on which outcome was measured). Moreover, 60% of the patients who responded after three months of adjunctive VNS Therapy were still responders at one year and 70% of the three-month responders were responders at the two-year evaluation. For those patients who were responders at the one-year evaluation, 69% were still responders at the two-year evaluation. VNS Therapy was generally well tolerated in the depression clinical studies.  The most commonly reported adverse events were similar to those observed in patients being treated with VNS Therapy for epilepsy. These side effects tended to occur during stimulation, tended to be reported as mild or moderate and tended to be reported less frequently over time.

FDA Post-Approval Study Commitments and Other Clinical Research Studies

As a condition of approval for the VNS Therapy System’s depression indication, the FDA requires us to conduct two post-approval clinical studies. One is a 460-patient randomized, controlled study that compares outcomes for different levels of vagus nerve stimulation. The other is a patient registry that will include 500 patients experiencing “treatment as usual” (as defined in the study) plus adjunctive VNS Therapy and 500 patients experiencing only treatment as usual. Both studies are actively enrolling patients. To maintain timely progress in the 460-patient dosing study, we announced a program in early 2007 whereby we are donating the VNS Therapy Systems and paying for the facility- and surgery-related costs (at a negotiated rate) for patients being enrolled in the dosing study.

We are also sponsoring post-marketing studies in refractory epilepsy and supporting a variety of studies to improve the fundamental understanding of how VNS Therapy works. The E-06 Study is an open randomized post-marketing study being conducted in Europe to assess the efficacy and safety of adjunctive VNS versus adjunctive new anti-epileptic drug AED treatment in children with refractory seizures. The European Indication for Use allows children under the age of 12 to be implanted with VNS Therapy. The PuLsE Study is an open prospective randomized long-term effectiveness post-marketing study being conducted in Europe and Canada comparing best medical practice with or without adjunctive VNS Therapy in patients 16 years or older with pharmaco-resistant partial epilepsy. Both studies are actively enrolling patients. We expect to continue to invest in future research activities as appropriate.

VNS Therapy System

VNS Therapy is the first treatment approved by the FDA for both medically refractory epilepsy and depression. The safety profiles for VNS Therapy and the VNS Therapy System, including the implant procedure, are well established in clinical studies of refractory epilepsy and depression and in commercial use in over 52,000 patients.

The VNS Therapy System is a proprietary, integrated system consisting of an implantable generator that delivers an electrical signal to an implantable lead attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism-of-action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in suppressing the intensity or frequency of seizures and results in persistent or carryover antiepileptic effects, which increase with chronic intermittent stimulation. The mechanism-of-action research associated with our depression studies has shown stimulation of the left vagus nerve results in modulation of areas of the brain thought to be important in the regulation of mood.

The VNS Therapy System consists of a pulse generator, a bipolar lead, a programming wand and software and a tunneling tool. The pulse generator and bipolar lead are surgically implanted in a procedure that takes from 60 to 90 minutes, during which time the patient is under general, regional or, rarely, local anesthesia. The pulse generator is surgically implanted in a subcutaneous pocket in the upper left chest. The bipolar lead is connected to the pulse generator and attached to the vagus nerve in the lower left side of the patient’s neck.

The VNS Therapy System delivers stimulation on a chronic, intermittent basis. The initial stimulation parameters that we typically recommend are a 30-second period of stimulation, which we refer to as ON time, followed by a five-minute period without stimulation, which we refer to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a handheld computer using our programming wand and software. In addition, epilepsy patients can use a small, handheld magnet provided with the VNS Therapy System to activate or deactivate stimulation manually. On-demand therapy can be useful for those epilepsy patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide epilepsy patient control of stimulation side effects by allowing the patient to deactivate stimulation temporarily.

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The pulse generator is a battery powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure.

The Model 102, 102R, DemiPulse™  and DemiPulse™ Duo VNS Therapy pulse generators, the only pulse generators we currently offer in the U.S., are similar in design and manufacture to a cardiac pacemaker. The generators are comprised of one printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is laser welded. A header to which the bipolar lead connects is added and each unit is subject to final release testing prior to being sterilized.

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

Programming Wand and Software.  Our programming wand and proprietary software are used to interrogate the device and to transmit programming information from a handheld computer  to the pulse generator via electromagnetic signals. Programming capabilities include modification of the pulse generator’s programmable parameters (pulse width, amplitude, frequency and ON and OFF intervals) and storage and retrieval of telemetry data.

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

Product Development

Our product development efforts are directed toward improving the VNS Therapy System, improving its efficacy  and developing new products that provide additional features and functionality while improving cost effectiveness.

In May 2005, we received approval from KEMA Registered Quality, Inc. (“KEMA”) to market our DemiPulse and DemiPulse Duo VNS Therapy System generators in the member countries of the European Union for the approved epilepsy and depression indications for use. The DemiPulse generator is the next generation single-connector VNS Therapy System generator, and the DemiPulse Duo generator is the next generation dual-connector VNS Therapy System generator for use in patients whose physicians have elected replacement of their previous dual-connector generator at the end of its battery life. Both the DemiPulse and DemiPulse Duo generators are capable of delivering greater functionality and are smaller and lighter than the previous models. We submitted the Premarket Approval Application Supplement (“PMA-S”) for both the DemiPulse and the DemiPulse Duo generators to the FDA in January 2007 and initiated limited release in Europe in May 2007. We received FDA approval  in July 2007, initiated limited release in the U.S. in late 2007 and commenced commercial release in May 2008.

The VNS Therapy Perenniatm Lead was approved by the FDA in May 2006 and by KEMA in August 2006. Functionally, the new lead is the same as its predecessor, the Model 302 Lead, but it incorporates a new design and is constructed from more durable components. Mechanical tests conducted in a laboratory setting have shown the Perennia Lead to be more robust than its predecessor.

We are conducting ongoing product development programs to enhance the VNS Therapy System pulse generator, the bipolar lead and programming software. We will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials, in connection with the introduction of new and improved products.

Manufacturing and Sources of Components and Raw Materials

We manufacture our products at the manufacturing facility located in our corporate headquarters in Houston, Texas. We purchase many of the components and raw materials used in manufacturing these products from various suppliers.  For reasons of quality, product availability and expense control, certain components and raw materials are purchased from sole source suppliers. We work closely with our suppliers, including our sole source suppliers, to ensure continuity of supply and quality. Due to the FDA’s rigorous quality requirements regarding the manufacture of medical devices, including the VNS Therapy System, we may not be able to change suppliers or identify alternate suppliers quickly or easily. Although component or raw material supply has not historically been an issue, any reduction or interruption in supply could adversely impact our business.

Our manufacturing operations are required to comply with the FDA’s Quality System Regulation (“QSR”).  The QSR is promulgated under section 520 of the Food, Drug and Cosmetic Act, which requires manufacturers to have a quality system for the design and production of medical devices. The regulation also requires that:

—	various specifications and controls be established for devices;
—	devices be designed under a quality system to meet these specifications;
—	devices be manufactured under a quality system;
—	finished devices meet these specifications;
—	devices be correctly implanted, checked and serviced;
—	quality data be analyzed to identify and correct quality problems; and
—	complaints be processed.

Thus, the QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized KEMA to ensure that we are in compliance with the requirements of International Standards Organization 13485:2003, “Medical devices — Quality management systems — Requirements for regulatory purposes” and the European Council Directive 90/385/CEE relating to Active Implantable Medical Devices (“AIMD”). KEMA is an entity that confirms that a company’s products and quality systems are compliant, and serves as our notified body within the scope and framework of the European Council Directive 90/385/CEE relating to AIMD, audits us on an annual basis for such compliance.

Marketing and Sales

U.S.

We market and sell our products for refractory epilepsy and depression through separate direct sales and marketing forces.

Epilepsy Sales

 In the U.S., our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among epileptologists and neurologists who treat refractory epilepsy, implanting surgeons, nurses, third-party payers, hospitals and patients and their families.

To reach each of these groups, we conduct direct selling activities using a specialized sales force consisting of:

—	sales personnel with medical device, pharmaceutical, or nursing experience;
—	field clinical engineers and marketing personnel focused on educational and promotional marketing programs; and
—	reimbursement specialists and case managers experienced in patient education, insurance verification and authorization issues.

In addition to our direct selling activities, we facilitate and support peer-to-peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.

Depression Sales

During fiscal year 2008, we restructured our sales organization to establish separate sales groups for the epilepsy and depression indications. We experienced a significant sales decline in depression in fiscal year 2008, in part, as a result of the May 2007 negative coverage determination by CMS. As previously announced, we have a plan to obtain favorable coverage policies.  This plan includes an additional clinical trial or trials and the intention to transfer our depression business to another entity, in which we plan to retain at least a minority interest.

We do not anticipate any meaningful sales growth in depression until we obtain favorable coverage policies for VNS Therapy in depression.  Favorable coverage policies are not expected until we have completed additional clinical trial(s), and submitted further evidence of the efficacy of VNS Therapy for depression.  This evidence is not expected to be available until at least 2011.

International

We market and sell our products in approximately 71 countries through a combination of a direct sales force in certain European countries and independent distributors elsewhere.  Our objectives include increasing sales and expanding the number of countries where VNS Therapy can be made available to patients.

The VNS Therapy System is currently sold by a direct sales force in Austria, Belgium, Denmark, France, Germany, Luxemburg, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The sales price in each direct country is based on local market conditions, including public and private reimbursement, and is generally lower than the sales price in the U.S.

We have distribution agreements with independent distributors covering a number of other territories including Canada, Mexico, Australia, and parts of Central and South America, Asia, Middle East and Europe. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a specified period of time, generally one to three years.  Under the terms of the agreement and local law, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for the relevant territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. Under the terms of the distributor agreements, no product return rights are granted to the distributor, and no additional product performance issues exist for us after shipment to the distributor. Our pricing to distributors is generally fixed under the terms of the distribution agreements, but may change at our election, with as little as 30 days prior notice under most agreements. Sales incentives, if provided, are recorded as a reduction of net sales in the same period net sales are recognized.

Third-Party Reimbursement in the U.S. Market

We sell the VNS Therapy System to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from shipment date. Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coding, reimbursement and coverage for the VNS Therapy System, the associated implant procedure and follow-up care. Favorable reimbursement coverage allows our customers to invoice and get paid by third party payers for the costs of purchasing the VNS Therapy System and the associated surgery and patient care. Reimbursement or payment rates were largely unchanged over the past year, with a slight increase in the Medicare allowable amount. With respect to epilepsy, the coverage environment was largely unchanged, with virtually all technology assessments being favorable and most third-party payers having favorable coverage policies.

Coverage for VNS Therapy in depression has been difficult to obtain.  As a result, we have announced our plan to transfer our depression business to a separate entity and to seek a financial partner to fund one or more new clinical trials.

We employ case managers, available through our reimbursement hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis and/or policy level.

The implant procedure, including the cost of the device (approximately $21,000 for a DemiPulse model VNS Therapy System), hospital charges and physician fees, generally costs between $23,000 and $38,000.

Medicare

Under the current CMS policy, VNS Therapy is covered for patients with medically refractory partial onset seizures for whom surgery is not recommended or for whom surgery has failed. However, in May 2007, CMS issued its Decision Memorandum for Vagus Nerve Stimulation for Treatment of Resistant Depression (CAS-00313R), concluding that Medicare coverage is not available for VNS Therapy as a treatment for depression. For additional information, see “General” above.

Medicaid

Medicaid programs generally cover hospital inpatient and outpatient services that are medically necessary and appropriate. With respect to epilepsy, most state Medicaid agencies have developed their own coverage policy for VNS Therapy or have adopted the national CMS coverage policy, although payment amounts vary from state to state. With respect to depression, a small number of Medicaid programs provide coverage for VNS Therapy on a case-by-case basis, but most are still evaluating a coverage policy or have issued a non-coverage policy. CMS’s non-coverage determination on Medicare coverage for the treatment of depression has made gaining coverage with Medicaid programs more difficult.

Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so we are engaged in vigilant and ongoing work to ensure continued access and acceptable reimbursement for patients covered by Medicaid programs.

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, private payers account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or adopted the national CMS coverage policy for use of VNS Therapy in epilepsy. As of the end of fiscal year 2008, coverage for VNS Therapy for depression is still very limited. Only a few plans have issued favorable coverage policies for VNS Therapy in depression, and approximately 300 plans have approved one or more case-by-case requests. Most plans have either no policy or a non-coverage policy with respect to coverage for depression. Following the May 2007 CMS national non-coverage determination for depression, we have had difficulty expanding or even maintaining coverage among private payers.

As stated above, we believe it will be necessary to undertake at least one additional clinical trial to provide further evidence  to support coverage for VNS Therapy for depression. This trial will take several years to complete, and we cannot give any assurances that, if we undertake an additional trial, private payers will provide, expand or maintain coverage for VNS Therapy in depression once such additional clinical trial work is completed.

Payment rates vary among third-party plans based on contracts and payment methods of specific providers. Audits of providers have revealed that the average reimbursement rates for VNS Therapy-related procedures are generally acceptable to the providers.

In deciding to cover a new product or therapy, private payers base their initial coverage decisions on several factors, including, but not limited to:

—	the status of the FDA’s review of the product;
—	CMS’s national coverage determinations, as well as local coverage determinations by Medicare contractors;
—	BlueCross BlueShield Technology Evaluation Center recommendations;
—	the product’s safety and efficacy;
—	the number of studies performed and peer-reviewed articles published with respect to the product; and
—	how the product and therapy compare to alternative therapies.

Payment for VNS Therapy Outside the US

Payment by customers for VNS Therapy Systems outside the U.S. varies on a country-by-country basis and depends on the method of product distribution chosen by the company for that country. In almost all countries, governments are involved in setting the final price to be paid, which is generally lower than the price paid to the company in the U.S. market. In fiscal year 2008, our international net sales accounted for 22% of total net sales, and the three largest individual country markets were France, Great Britain and Germany. In those countries, we sell directly to hospitals, and the amount received may vary in each market within that country.  Total sales are also affected by national and local health budgets.

Increasing prices for the VNS Therapy System, or setting a higher price for new models, such as the DemiPulse and DemiPulse Duo generators, can be a difficult and time-consuming process, in some instances involving submissions to government agencies.

Although the VNS Therapy System has been approved for commercial distribution in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not anticipate significant sales volumes until reimbursement approvals are achieved in these countries for this indication. We are continuing to pursue appropriate reimbursement approvals for these countries.

Competition

We believe that in the fields of refractory epilepsy and depression, existing and future drug therapies are and will continue to be the primary competition for the VNS Therapy System. We may also face competition from other medical device companies for the treatment of partial seizures and depression. Medtronic, Inc., for example, continues to conduct clinical studies involving an implantable signal generator used with an invasive deep brain probe for the treatment of neurological disorders including epilepsy and depression, and has received FDA approval for the device for the treatment of essential tremor and Parkinson’s Disease. St. Jude Medical, Inc. has also announced that it will conduct a trial of a similar device for the treatment of depression. We could also face competition from other large medical device and pharmaceutical companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies, obtain patents and regulatory approval for products that are more effective in treating epilepsy or depression than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy or depression. The development by others of new treatment methods with novel antiepileptic and depression drugs, medical devices or surgical techniques for epilepsy or depression could render the VNS Therapy System noncompetitive or obsolete.

We believe that the primary competitive factors within the epilepsy and depression treatment markets are the efficacy and safety of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement, quality of life improvements and product reliability. We also believe that the VNS Therapy System compares favorably with competitive products as to these factors.

While no other device therapies have been specifically approved for depression, a well-established array of antidepressant drugs, typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for refractory patients. For severe patients or those at acute risk for suicide, ECT is often used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to depression patients. As other forms of neurostimulation are investigated and developed for epilepsy or depression, these may emerge as competition for VNS patient candidates. Less invasive procedures like rTMS and magnetic seizure therapy (“MST”) may compete for a similar place in the depression treatment market. Finally, ECT is undergoing refinements in technique to increase specificity and reduce the cognitive deficit side effects; if successful, the tolerability and patient acceptance of ECT could improve in the future. These neurostimulation techniques could prove to be more effective, more predictable, or more rapidly acting than VNS Therapy.

We face similar competition with respect to the development and sale of VNS Therapy as a treatment for the other disorders we are evaluating, including, but not limited to fibromyalgia, multiple sclerosis, Alzheimer’s disease, anxiety, obsessive-compulsive disorders and bulimia.

Patents, Licenses and Proprietary Rights

Including the patents referred to in the agreements described above, as of April 25, 2008, we owned or licensed 40 U.S. patents and 78 pending U.S. patent applications, covering various aspects of the VNS Therapy System, potential improvements to the VNS Therapy System and methods of treatment for a variety of disorders through electrical stimulation of the vagus nerve or other cranial nerves. In addition to epilepsy and neuropsychiatric disorders (including depression), other method patents cover the fields of eating disorders (including obesity and bulimia), endocrine disorders, migraine headaches, dementia, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license 25 patents issued by the European Patent Office or other international authorities and 97 patent applications pending in the European Patent Office or before other national or international authorities.

We have an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we currently maintain exclusive licenses on five U.S. method patents (and such international counterparts that have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of movement disorders (including epilepsy), neuropsychiatric disorders (including depression) and other disorders. We believe that these patents give us an advantage by limiting competition in VNS to treat refractory epilepsy and depression globally. The license agreement will give us coverage until expiration of the licensed patents in July 2011 for movement disorders and May 2011 for neuropsychiatric disorders. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales through July 2011, after which royalties will be reduced to 1.0% for the duration of any remaining patents covering licensed products.

Effective December 13, 2007, we licensed from Southern Illinois University the exclusive rights to three additional U.S. patents pertaining to VNS for the treatment of traumatic brain injury, modulating brain neural plasticity, and improving memory and learning.

We cannot assure you that patents will issue from any of the pending applications or if patents issue, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

We believe that the patents we own and license provide us with protection in the U.S. in the field of cranial nerve stimulation, including VNS for the control of epilepsy, neuropsychiatric disorders (including clinical depression), eating disorders (including obesity and bulimia), anxiety disorders, dementia (including Alzheimer’s Disease), traumatic brain injury and additional indications for which method patents have been issued. The protection provided by our international patents is not as strong as that provided by our U.S. patents due to differences in patent laws. In particular, European and other countries prohibit patents covering methods for treatment of the human body by surgery or therapy.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend us against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business. We are not currently a party to any patent litigation or other litigation regarding proprietary rights and are not aware of any challenge to our patents or proprietary rights.

Licenses Granted by Us to Other Persons

Effective December 17, 2007, we entered into an Exclusive Patent License Agreement (the “EES License Agreement”) with Ethicon Endo-Surgery, Inc. (“EES”), granting EES an exclusive, worldwide license, with the right to grant non-exclusive sublicenses, for a specified field of use (treatment by means of nerve stimulation for weight reduction or for hypertension or diabetes in patients having a body mass index of 25 or more) under nine U.S. patents and nine U.S. patent applications, and future related patents and international counterparts. Under the terms of the EES License Agreement, EES paid us a non-refundable fee of $9.5 million. EES also agreed to pay us a royalty on future net sales of products covered by any of the subject patents, and EES will reimburse us for future patent-related expenses associated with the filing, prosecution, and maintenance of the licensed patents and patent applications. EES has also been granted a right of first refusal to negotiate any license under any patent rights acquired by us within the specified field of use and offered for licensing.

Product Liability and Insurance

The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in three product liability lawsuits alleging liability on the basis of negligence and negligent misrepresentation. As the manufacturer of a medical device, we likely will be named in the future as a defendant in other product liability lawsuits. We do not believe that the VNS Therapy Systems involved in existing lawsuits are defective or that VNS Therapy Systems involved in future lawsuits are likely to be defective or otherwise have caused or are likely to cause injury to patients who are or may be involved in these lawsuits; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. We establish a liability reserve on our balance sheet in an amount less than our self-insured retention for all matters that we believe are probable of payment as a result of a judgment or settlement. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove not to be adequate in some circumstances. Product liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position.

In November 2006, we sent physicians a safety alert letter warning of a software anomaly that can cause the VNS Therapy System’s pulse generator to deliver an output current of eight milliamps during an interrupted programming session.  This amount of output current is within the range of currents originally approved by the FDA as safe and effective, but it is higher than is recommended for use.  The FDA classified this anomaly as a Class II recall and approved our decision to address this situation by means of the safety alert letter.  Although an event can be painful until stimulation is terminated by application of a magnet to the device, we are not aware of any permanent injury to a patient as a consequence of an event; however, additional events could occur and could result in injuries and claims with material adverse consequences to our business.

In August 2007, we published a field notification regarding the potential for dissolution of the lead in the area of a lead fracture if stimulation continues after the fracture.  Lead dissolution has been associated with localized pain, inflammation and vocal cord dysfunction in some patients.  The field notification advised physicians to program the generator to zero output current if a lead fracture is suspected. The FDA approved our decision to address it by means of a technical bulletin/safety alert letter. A related claim with material adverse consequences to our business could be asserted.

In October 2007, we sent physicians a safety alert letter warning of a software anomaly that can cause the screen on a Model 250 Handheld Programmer to freeze during an interrogation.  The anomaly is limited to versions of the Model 250 Programmer using a Dell X5 handheld computer.  A screen freeze does not produce a direct adverse health consequence, but could result in an indirect adverse health consequence as a result of delay in programming the generator.  The FDA classified this anomaly as a Class III recall and approved our decision to address this situation by means of the safety alert letter.  We are not aware of any permanent injuries as a result of this anomaly, but a claim with material adverse consequences to our business could be asserted in the future.

We may in the future identify other product defects, and any such defects may result in legal claims with material adverse consequences to our business.

In February 2008, we sent physicians a safety alert letter warning of a software anomaly that can cause the VNS Therapy DemiPulse and DemiPulse Duo generators to reset (set the output current to zero) during a magnet swipe or in the presence of a strong electric field.  The FDA approved our decision to address this situation by means of a safety alert letter.  We are not aware of any permanent injuries as a result of this anomaly, but a claim with material adverse consequences to our business could be asserted in the future.

We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes, but our coverage limits may prove not to be adequate in some circumstances. In addition, executive and organization liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all.

Employees

As of May 30, 2008, we had approximately 438 full-time employees.  We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is generally good, although we have had to undertake significant reductions in personnel over the last two fiscal years. We are also engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet the company’s objectives. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

Financial Information About Segments and Geographical Areas

We operate our business as a single segment with similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. We are a neurostimulation business focused on creating new markets, improving our products, developing other indications for VNS Therapy covered by our method patents and expanding our business into other neuromodulation opportunities.

Our financial information, including our net sales and long-lived assets by geographical area, is included in the Consolidated Financial Statements and the related Notes beginning on page F-1.

Website and Availability of Public Filings with the SEC

Our internet address is www.cyberonics.com. We make available free of charge on or through our website our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and reports relating to beneficial ownership of our securities filed or furnished pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. Our website also contains the charters for each standing committee of our Board of Directors, our Business Practice Standards, our Code of Ethics, our Corporate Governance Guidelines and our Financial Code of Ethics.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company filed electronically with the SEC.

We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated into this Form 10-K.

Item 1A.  Risk Factors

Our common stock price constantly changes.

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 25, 2008, our stock traded from a high of $22.38 to a low of $9.59 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

—	changes in the general conditions of the economy including the valuation of the dollar versus other currencies;
—	regulatory activities and announcements;
—	governmental enforcement initiatives related to medical device companies;
—	changes in market conditions and valuations of medical device companies in general;
—
national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and other international bodies responsible for coverage determinations;

—
results of studies regarding the safety and efficacy of our VNS Therapy treatment for various indications including epilepsy, depression, fibromyalgia, multiple sclerosis, obesity, bulimia, Alzheimer’s disease, anxiety, obsessive-compulsive and other disorders;

—	results of studies regarding the safety and efficacy of drugs or devices that are potential competitors to our VNS Therapy System;
—	quarterly variations in our sales and operating results;
—	announcements of significant contracts, acquisitions or capital commitments;
—	our ability to find a partner to develop VNS Therapy for depression and the terms of any agreement with that partner;
—	our ability to find licensees for some of our technology and the terms or any licenses we grant;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	risks and costs associated with the previously disclosed inquiries by the SEC staff and the U.S. Attorney and any litigation relating thereto or to our stock option grants, procedures and practices;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	uncertainties associated with governmental and regulatory inquiries; and
—	uncertainties associated with litigation.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations have also adversely affected, and may continue to adversely affect, the market price of our common stock.

We were not profitable in fiscal year 2008, and we have been profitable for only eight fiscal quarters since our inception in 1987.

Through April 25, 2008, we incurred an accumulated deficit of approximately $269.2 million. We continue to incur substantial expenses, including:

—	clinical expenses related to our commitment for post-market studies in the depression indication;
—	regulatory expenses related to our post-market surveillance and other regulatory obligations and manufacturing expenses; and
—	general legal and audit expenses, including expenses resulting from internal and governmental investigations of our stock option granting practices and procedures.

Although our financial results improved on a quarterly basis through fiscal year 2008, we can provide no assurance that our net sales will grow or that our expenses will decline sufficiently to enable us to become consistently profitable or to remain profitable in the future.

Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline.

Our quarterly net sales, expenses and operating results may vary significantly from quarter to quarter for several reasons, including, without limitation:

—	the extent to which the VNS Therapy System gains market acceptance;
—	the expense associated with and the timing of obtaining marketing approvals for the VNS Therapy System for other indications, if any;
—	the existence and timing of any approvals or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	increased competition, patent expiration, new technology or treatments;
—	product recalls or safety alerts; and
—	litigation, including product liability, securities class action, stockholder derivative, general commercial and other lawsuits.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly and may be below security analyst expectations, which may in turn cause our stock price to decline.

We may fail to comply with one or more of the many regulations that govern our business activities.

We are subject to extensive and rigorous ongoing regulation of the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of VNS Therapy System. Our failure to comply with regulations or to identify and resolve manufacturing or safety problems prior to commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, any of which could delay further marketing until VNS Therapy System is brought into compliance. Our failure to comply with these requirements could have a significant negative impact on our future operating results and may also subject us to stringent penalties and lawsuits.

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.

As of April 25, 2008, we had $125.0 million in convertible debt with aggregate annual debt service obligations, excluding full repayment of principal, of approximately $3.8 million. If we issue other securities in the future, our debt service obligations and interest expense will increase further. We intend to fulfill our debt service obligations from earnings and our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financing sufficient to meet these obligations, we may have to delay or curtail our research, development and commercialization programs. Our indebtedness could have significant additional negative consequences, including, without limitation:

—
requiring the dedication of a portion of our cash to service our indebtedness and to pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our research, development and commercialization efforts and planned capital expenditures;

—	increasing our vulnerability to general adverse economic conditions;
—	limiting our ability to obtain additional financing or financing at commercially competitive terms; and
—	placing us at a possible competitive disadvantage to less leveraged competitors and competitors with better access to capital resources.

Upon the occurrence of a fundamental change, holders of our Senior Subordinated Convertible Notes may force us to purchase their Convertible Notes at the full amount owed, including accrued but unpaid interest.

If we undergo a fundamental change as defined in the documentation governing our $125.0 million of 3% Senior Subordinated Convertible Notes that may become due in 2011 (“Convertible Notes”), including, but not limited to, the acquisition by any person of the beneficial ownership of 50% of our common stock, our consolidation or merger with or into any other person, our liquidation, or our common stock being removed from listing on the NASDAQ Global Market, the holders of the Convertible Notes may, at their option, require us to purchase their Convertible Notes for the full amount owed including accrued but unpaid interest. This amount may be greater than the value of the Convertible Notes at the time of repurchase. As a result, the possibility of a repurchase requirement may inhibit the consummation of certain transactions such as consolidations or mergers that may be beneficial to our stockholders.

Upon the occurrence of certain events, the initial conversion rate of our Convertible Notes will be adjusted, which could result in an increased number of shares being issued upon conversion.

The initial conversion rate of our Convertible Notes will be adjusted upon the occurrence of certain events, including, among others, the issuance to our stockholders of certain rights to purchase our common stock at less than the current market price of our common stock or the issuance of cash dividends to substantially all of our stockholders. If the conversion rate is adjusted, holders of our Convertible Notes will receive a greater number of shares of our common stock per Convertible Note, resulting in increased percentage ownership of our common stock by the noteholders and increased dilution of the interests held by current holders of our common stock.

We may not be able to access sufficient additional capital sources or to access capital on terms which are acceptable to us.

Our capital requirements will depend on many factors, including market acceptance of our product and clinical and strategic development opportunities. A large portion of our expenses is currently fixed, including expenses related to our facilities, equipment and personnel, and we may need to spend significant amounts to conduct our post-marketing clinical studies or for product improvement and development.  If we are unable to generate sufficient profits to fund our capital requirements internally, then we will be forced to turn to outside sources of capital.  We may be unable to access sufficient sources of capital or to access capital on terms that are acceptable to us.  Additionally, recent unfavorable disclosures by international financial institutions concerning the sub-prime mortgage market may lead to a contraction in credit availability, thereby further impacting our ability to fund our capital requirements.  If additional capital sources are unavailable, we may be forced to abandon our efforts with respect to clinical studies or product improvement and development.

We may not be able to transfer our depression business to a separate entity or to secure the resources necessary to implement our clinical plan for the development of the depression indication.

We have announced our intention to search for a financial partner with whom we can operate the depression indication as a separate business.  We have also engaged an investment bank to assist us in identifying a financial partner to provide the funding necessary to execute the clinical plan in support of the use of VNS Therapy for the treatment of depression.  We expect to transfer rights to VNS Therapy for depression into a separate entity and retain a minority interest in such entity.  We are currently entering into preliminary discussions with persons who may be interested in developing VNS Therapy for depression.  However, we may be unable to secure a financial partner for the implementation of the clinical plan or transfer the depression business to a separate entity on favorable commercial terms.  If we are unable to successfully complete our plan, we may be unable to conduct any additional clinical trials and the future profitability of our depression business, if any, may be severely harmed.

We may not be successful in implementing our open market share repurchase program.

We have announced our intention to conduct an open market share repurchase program for the repurchase of up to one million shares of our outstanding common stock. The number of shares actually repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements.  The program may be also suspended or discontinued at any time.  We may be unable to complete the program as planned.  There can be no assurance that any repurchases will have a positive impact on our stock price.  Failure to complete the program may negatively impact investor confidence in us and negatively impact our stock price.

We may not be successful in our efforts to directly or indirectly develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

We have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications beyond refractory epilepsy and depression. Regulatory approval for any new indications would require us to conduct one or more larger scale pivotal trials. We have not conducted such pivotal trials for any indication beyond refractory epilepsy and depression, nor do we have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indications in refractory epilepsy and depression.

We may not be able to maintain or expand market acceptance of the use of the VNS Therapy System to treat epilepsy or depression, which could cause our sales to be lower than expectations.

Regulatory approval for the VNS Therapy System is limited to two indications: refractory epilepsy and depression. Market acceptance of the VNS Therapy System for these indications depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. On May 4, 2007, CMS issued a national non-coverage determination with respect to VNS Therapy for depression. Prior to the non-coverage determination, some patients were able to obtain coverage on a case-by-case basis through their local Medicare contractor or fiscal intermediary. Since the national non-coverage determination is binding on all local Medicare contractors, patients will no longer be able to obtain Medicare coverage on a case-by-case basis. In addition, CMS’s non-coverage determination has had a detrimental effect on coverage decisions by other payers, including Medicaid and private payers.

While the VNS Therapy System has been implanted in more than 52,000 patients, many physicians are still unfamiliar with this form of therapy. We believe that existing pharmacological therapies, surgery (for refractory epilepsy) and ECT (for depression) are the only other approved and currently available therapies competitive with the VNS Therapy System. These therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that could change physicians’ opinions or use of our product for refractory epilepsy. We cannot assure you that we will receive broad reimbursement coverage for depression or that our sales will increase for epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, our consolidated financial position and results of operations.

We may not be successful in finding a partner to develop VNS Therapy for treatment of depression, or the terms of such partnership may not provide substantial returns to us.

We are currently entering into preliminary discussions with persons who may be interested in developing VNS Therapy for depression.  We expect to transfer rights to VNS Therapy for depression into a separate entity and retain a minority interest in such entity.  We may not be able to find a partner willing to develop VNS Therapy, and the terms of any agreement with that partner and/or the interest we retain in the separate entity may not provide us with a significant return.

We may not be successful in our marketing and sales effort in VNS Therapy for depression, which could severely harm our business.

We launched VNS Therapy for depression in August 2005 following an expansion of our sales and case management organization to support anticipated sales demand in the depression market. Although patient demand in depression has been strong, our depression sales have decreased markedly since fiscal year 2006. At the present time, we do not expect sales of the VNS Therapy System for depression to result in any consistent revenue growth until the product receives broader regional or national coverage by insurers and other third-party payers. In addition, the absence of broad regional or national insurance coverage has had a negative effect on psychiatrists’ prescribing habits, resulting in decreasing sales of VNS Therapy Systems for depression.

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

Our ability to commercialize the VNS Therapy System successfully depends, in large part, on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we have not yet received substantial reimbursement coverage approval for the treatment of depression. In May 2007, CMS issued a national non-coverage determination with respect to VNS Therapy for depression. This non-coverage determination means that Medicare will not cover VNS Therapy for depression. Prior to the non-coverage determination, some patients were able to obtain coverage on a case-by-case basis through their local Medicare contractor or Fiscal Intermediary. Since the national non-coverage determination is binding on all local Medicare contractors, patients are no longer able to obtain Medicare coverage on a case-by-case basis. In addition, the CMS non-coverage determination also has had a detrimental effect on potential and existing coverage by Medicaid and private payers. In addition, periodic changes to reimbursement methodology for medical devices under the Medicare and Medicaid programs occur and may reduce the rate of increase in federal expenditures for health care costs. Such changes, as well as any future regulatory changes and the failure of the VNS Therapy System to continue to qualify for reimbursement under these programs, may have an adverse impact on our business.

Healthcare, as one of the largest industries in the U.S., continues to attract substantial legislative interest and public attention. Congress and state legislatures are constantly reassessing the propriety of coverage for various health services and the payment level for such services. Certain reform proposals and other policy shifts, if enacted, could limit coverage for VNS Therapy or the reimbursement available for VNS Therapy from governmental agencies or third-party payers. Changes in Medicare, Medicaid and other programs, cost-containment initiatives by public and private payers, a failure to obtain substantial regional and national coverage policies for VNS Therapy in depression, and proposals to limit payments and health care spending could have a significant negative impact on our future operating results.

Our current and future expense estimates are based, in large part, on estimates of our future sales, which are difficult to predict.

We may be unable to adjust spending quickly enough to offset any unexpected sales shortfall. If increased expenses are not accompanied by increased sales, our consolidated results of operations and financial position for any particular fiscal quarter could be harmed.

If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design, which would impair our ability to deliver products to our customers on a timely basis.

We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of components, materials and contract services, which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of the VNS Therapy System, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in securing or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

We may not be able to meet regulatory quality standards applicable to our manufacturing process.

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures.  In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or may contain an anomaly which, if a malfunction were to occur, could cause or contribute to a death or serious injury.  Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA.  In the European Community, we are required to maintain certain ISO certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.  If we fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition and results of operations.

Our products may have defects that result in product recalls, which may result in substantial costs and reduced sales.

The VNS Therapy System includes an electronic pulse generator and lead designed to be implanted in the human body and a programming wand connected to a handheld computer for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or the product delivering a therapy that is not intended. The occurrence of such problems or other adverse clinical reactions could result in a recall of our VNS Therapy System, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial product liability litigation, with liabilities well in excess of our product liability insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.

Our success depends upon our ability to obtain and maintain patent and other intellectual property protection for the VNS Therapy System and its improvements. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our VNS Therapy System and treatment methods. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our business and our consolidated financial position and results of operations.

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

Intense competition and rapid technological changes could reduce our ability to successfully market our products and achieve sales.

We believe that existing and future pharmaceutical therapies will continue to be the primary competition for the VNS Therapy System. However, we may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. We may not have invested in the past, or may not be investing in the future, sufficient resources in engineering research and development to prepare the VNS Therapy System for competition in the future with other neurostimulation technologies. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective in treating epilepsy and depression than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy and depression. The development by others of new treatment methods with novel drugs, medical devices or surgical techniques for epilepsy and depression could render the VNS Therapy System non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and our consolidated financial position and results of operations.

We are subject to claims of product liability, and we may not have the resources or insurance to cover the cost for losses under these claims.

The manufacture and sale of the VNS Therapy System entails the risk of product liability claims, which arise from time to time in the ordinary course of business. We may be responsible for large self-insured retentions for each claim, and our product liability coverage limit may not be adequate to pay defense costs and judgments that may result from these claims. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and consolidated financial position.

If we do not continue to comply with the applicable laws and regulations, we could lose our ability to market and sell our product or be subject to substantial fines or other penalties.

The preclinical and clinical design, testing, manufacturing, labeling, sale, distribution, servicing and promotion of the VNS Therapy System are subject to extensive and rigorous laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, Medicaid, HIPAA and FDA), comparable state agencies and foreign agencies. In the future, it will be necessary for us to obtain additional government approvals for other indications of the VNS Therapy System, if we choose to develop new indications, and for modified or future-generation products. It is also necessary for us to ensure that our marketing and sales practices comply with all applicable laws and regulations. Commercial distribution in foreign countries is also subject to regulatory approvals from the appropriate authorities in such countries.

The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the depression indication, the FDA has required us to conduct a post-approval 460-patient dosing study and a 1,000-patient registry of which 500 will be treated with VNS Therapy. The results of these studies may be included in product labeling. If we fail to conduct or complete these studies in a timely manner, we may be subject to regulatory action, including withdrawal of our depression indication approval.  Also, any adverse regulatory action, depending on its breadth,  may be detrimental to our business.

We are subject to governmental laws addressing our sales and marketing practices, and failure to adhere to these laws could result in substantial fines and other penalties.

We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act and the HIPAA Privacy Rule, that govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the Office of the Inspector General of Health and Human Services Department (“OIG”) and the U.S. Department of Justice (“DOJ”). Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the federal Anti-Kickback Statute based on certain marketing and sales practices and compensation arrangements with referral sources. Pharmaceutical and medical device manufacturers also have been accused of alleged violations of the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (a) knowingly presents a false or fraudulent claim for payment to the U.S. government, (b) knowingly uses a false record or statement to obtain payment or (c) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the whistleblower provisions of the federal False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a prosecution under the federal Anti-Kickback Statute, to defend against a false claims action, be liable for monetary fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case.

In January 2006, we adopted revisions to our Business Practice Standards that we believe more thoroughly address our compliance risks with respect to healthcare laws. We endeavor to conduct our business in compliance with our Business Practice Standards and to ensure continued compliance through regular education of our employees, audits of employee activities, and appropriate responses to violations of the Business Practice Standards. Although we believe that these efforts have been successful and that we are in substantial compliance with our policies and the healthcare laws, given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel employed by us, violations of our policy and the law could occur. We could be subject to investigation by the OIG or the DOJ or a comparable state agency. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of the VNS Therapy System from Medicare and Medicaid reimbursement.

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

Our failure to attract and retain qualified personnel and any changes in our key personnel including officers, could adversely affect our operations.

In connection with the commercialization of and the lack of consistent reimbursement for the VNS Therapy System in the U.S. for depression, we made significant changes to our organization, including an initial scale up in personnel from February 2005 through July 2005 of approximately 50% and subsequent reductions in personnel of 11% in fiscal year 2006, 15% in fiscal year 2007 and a further 15% in fiscal year 2008. These activities have placed, and may continue to place a significant strain on our resources and operations. Our ability to grow in the future will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations and we may not be successful in hiring or retaining qualified personnel.

Since November 2006, we have experienced significant turnover in our management.  These changes in key management positions may strain our existing resources, creating a risk of loss of other key employees. As a result, our business could be adversely affected.

We are involved in an investigation conducted by the staff of the Senate Finance that may result in adverse publicity, expenditure of substantial resources and diversion of management attention, all with an adverse effect on our business.

We received a letter in November 2006 and a second letter in March 2007 from Senator Charles Grassley on behalf of the United States Senate Committee on Finance (“SFC”) requesting our cooperation in providing certain documents and information relating to (a) our employees, agents and consultants regarding their meetings and communications with the CMS regarding coverage of the VNS Therapy System for depression and (b) our agents’ and consultants’ participation in presentations, preparation of publications and advice to government agencies on VNS Therapy for depression. A discussion of the SFC investigation is contained in “Note 14. Litigation — Senate Finance Committee Investigation.” We are unable to provide assurance at this time as to any further action that may be taken by the SFC or its staff in regard to this matter. Any further action taken by the SFC or its staff could have a material adverse effect on our business, including but not limited to increased expense to comply with requests and diversion of management attention from the conduct of our business.

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

In November 2007, we also received an Internal Revenue Service (“IRS”) request for a remote examination and associated information document requests seeking information related to our stock option practices.  In February 2008, the IRS made an additional information document request also related to our stock option practices.

We are cooperating with these governmental investigations. A more detailed discussion of these matters is contained in “Note 14. Litigation — Governmental Investigations of Options Granting Practices.” Although it is not possible at this early stage to predict the likely outcome of these inquiries, an adverse result could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows. Even if the result of such inquiries is not adverse, the cost of defending against such inquiries has been and will continue to be expensive and could have a material adverse effect on our consolidated financial position.

We have an obligation to advance legal fees for our current and former officers and directors in certain situations, and that obligation could be costly to us.

We and certain former officers are the subject of an informal inquiry by the SEC.  For details on the inquiry, see "Note 14. Litigation -- Governmental Investigations of Options Granting Practices."  Pursuant to our bylaws, we have an obligation to advance reasonable legal fees and expenses incurred by our former officers in connection with their defense of the inquiry.  The amount of legal fees and expenses we are required to advance could be substantial and could have a material adverse effect on our consolidated financial position.

Item 1B.  Unresolved Staff Comments

Currently, there are no outstanding, unresolved written comments by the SEC regarding any of our periodic or current reports filed under the Exchange Act.  We have, however, previously disclosed that we are subject to an inquiry by the SEC relating to our accounting for stock option grants. We are cooperating with the SEC in such inquiry.

Item 2.  Properties

In December 2007, we re-negotiated the lease on 114,000 square feet of office and manufacturing space at 100 Cyberonics Blvd in Houston, Texas, extending the term for 86 months, commencing on November 1, 2007 and ending on December 31, 2014, and agreeing to surrender the use of 19,376 square feet of the premises.  In January 2008, we completed the abandonment of the portion of the leased space that we had agreed to surrender.  In March 2008 we agreed to surrender an additional 294 square feet.  We have also agreed to lease approximately 8,800 square feet of warehouse and office facilities at 11275 West Sam Houston Parkway South in Houston, Texas.

As part of our international operations, we have also agreed to lease approximately 17,000 square feet in sales offices in Europe through April 2010. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 14. Litigation.”

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during fiscal years 2007 and 2008 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 27, 2007
First Quarter	27.16	19.74
Second Quarter	21.64	14.70
Third Quarter	27.55	17.30
Fourth Quarter	23.02	17.62
Fiscal Year Ended April 25, 2008
First Quarter	22.38	14.58
Second Quarter	18.12	12.95
Third Quarter	14.92	11.51
Fourth Quarter	15.98	9.59

As of June 19, 2008, according to data provided by our transfer agent, there were 377 stockholders of record.

During fiscal year 2007 and 2008, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors.

For a discussion of the securities authorized under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

In February 2008, we announced the rescission of the open market share repurchase program previously announced in May 2006 and the authorization of a new open market share repurchase program for the repurchase of up to 1.0 million shares of our outstanding common stock. The actual number of shares actually repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements.  The program may be also suspended or discontinued at any time. This program has resulted in our aggregate repurchasing of approximately 479,000 shares of common stock for approximately $6.3 million through April 25, 2008.

The table below presents purchase of equity securities by the issuer and affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (2)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (3)(4)

April 28 – June 1, 2007	—	$—	—	3,000,000
June 2 – June 29, 2007 (1)	6,612	$17.4400	—	3,000,000
January 26, 2008 – February 29, 2008	—	$—	—	1,000,000
March 1 – March 28, 2008	348,300	$12.3051	348,300	651,700
March 29 – April 25, 2008	130,725	$14.5685	130,725	520,975
Total	485,637	$12.9843	479,025	520,975

(1)	The shares were purchased from our CEO in connection with the grant of restricted shares and were made in connection with satisfying tax withholding obligations related to those shares.
(2)
The price paid for the shares connected with the CEO’s restricted stock was the closing price of our stock on the day before issuance per our equity incentive plans.  All other shares purchased during the fiscal year were purchased at market price.

(3)	In May 2006, our Board of Directors approved a program to purchase up to 3,000,000 common shares on the open market. No shares were purchased under the plan.
(4)
On February 20, 2008, our Board of Directors authorized and we announced a new plan to purchase up to 1,000,000 shares of our outstanding common stock, which supersedes the previous plan to purchase 3,000,000 shares of common stock.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and related Notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related Notes for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006 are derived from consolidated financial statements that are included in this Form 10-K. The selected financial data for the 52 weeks ended April 29, 2005 and the 53 weeks ended April 30, 2004 are derived from audited financial statements that are not included in this Form 10-K.

	52 Weeks Ended				53 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006	April 29, 2005	April 30, 2004
Consolidated Statement of Operations Data:
Net sales	$121,229,742	$130,968,437	$123,441,575	$103,442,570	$110,721,499
Cost of sales	21,092,374	18,258,374	15,822,045	15,674,040	16,386,487
Gross profit	100,137,368	112,710,063	107,619,530	87,768,530	94,335,012
Operating expenses:
Selling, general and administrative	85,944,866	134,144,315	137,310,196	86,972,068	72,198,977
Research and development	22,421,199	28,092,243	29,541,707	20,092,810	17,582,527
Total operating expenses	108,366,065	162,236,558	166,851,903	107,064,878	89,781,504
Earnings (loss) from operations	(8,228,697)	(49,526,495)	(59,232,373)	(19,296,348)	4,553,508
Interest income	3,844,508	4,649,394	3,211,956	1,072,488	469,924
Interest expense	(5,818,272)	(5,913,119)	(3,018,969)	(444,270)	(565,702)
Other income (expense), net	(397,141)	(311,112)	69,460	84,736	390,997
Earnings (loss) before income taxes	(10,599,602)	(51,101,332)	(58,969,926)	(18,583,394)	4,848,727
Income tax expense (credit)	(264,837)	78,775	99,266	26,113	230,789
Net earnings (loss)	$(10,334,765)	$(51,180,107)	$(59,069,192)	$(18,609,507)	$4,617,938
Basic earnings (loss) per share	$(0.39)	$(2.01)	$(2.37)	$(0.77)	$0.20
Diluted earnings (loss) per share	$(0.39)	$(2.01)	$(2.37)	$(0.77)	$0.18
Shares used in computing basic earnings (loss) per share	26,568,746	25,514,232	24,916,938	24,036,736	22,921,031
Shares used in computing diluted earnings (loss) per share	26,568,746	25,514,232	24,916,938	24,036,736	25,954,640

Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$91,058,692	$84,804,876	$92,355,071	$61,475,892	$58,363,731
Total assets	136,231,087	137,644,883	152,300,284	98,855,397	94,296,524
Convertible Notes (1)	125,000,000	125,000,000	125,000,000	—	—
Line of credit	—	7,500,000	2,500,000	3,000,000	10,031,000
Other long-term obligations (2)	9,166,440	295,184	1,148,457	209,928	—
Accumulated deficit	(269,241,437)	(258,646,256)	(207,466,149)	(148,396,957)	(129,787,450)
Common stockholders’ equity (deficit)	(15,223,305)	(16,062,229)	4,629,866	75,595,841	68,980,479

(1) Convertible Notes were presented in our balance sheet as current liabilities prior to fiscal year 2008. The Convertible Notes are presented as long term liabilities as of April 25, 2008.
(2) Other long-term obligations in 2008 include deferred license revenue in the approximate amount of $9.0 million.

As discussed in “Note 9. Stock Incentive and Purchase Plans” in the Notes to the Financial Statements, we adopted Statement of Financial Accounting Standards Board (“SFAS”) 123 (revised 2004) ”Share-Based Payment” (“SFAS 123(R)”) effective April 29, 2006. As a result, we recognized compensation expenses during fiscal years 2008 and 2007 in the amount of $11.6 million and  $19.4 million, respectively. See “Note 9. Stock Incentive and Purchase Plans” in the Notes to the Consolidated Financial Statements for additional information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with Part I of this Form 10-K, including the matters set forth in “Item 1A.  Risk Factors” and our Consolidated Financial Statements and the related Notes included elsewhere in this Form 10-K.

This item provides material historical and prospective disclosures enabling investors and other users to assess our consolidated financial position and results of operations. The Consolidated Financial Statements, excluding the related Notes, include the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss) and consolidated statements of cash flows. The Notes are an integral part of the Consolidated Financial Statements and provide additional information required to fully understand the nature of amounts included in the Consolidated Financial Statements.

Overview

We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, VNS Therapy, for the treatment of epilepsy, depression and other disorders as approved by the applicable regulatory bodies.

Our ability to expand successfully the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coverage, coding and reimbursement for the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of epilepsy. Absent favorable national and regional coverage policies, we have been obtaining certain case-by-case approvals for depression since FDA approval in July 2005, although case-by-case coverage is very limited at present. We believe that long-term growth in depression is dependent on identifying and entering into an agreement with a third party for the development of VNS Therapy for depression and obtaining favorable national and regional coverage policies in depression.

Our clinical development program has included pilot and pivotal studies in using VNS Therapy (a) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (b) as an adjunctive treatment of patients 18 years of age and older with chronic or recurrent depression in a major depressive episode. We have also conducted or provided support for small pilot studies for the treatment of Alzheimer’s Disease, anxiety, chronic migraine headache, bulimia and other disorders. These studies have been conducted to determine the safety and effectiveness of VNS Therapy for the treatment of these disorders and, in the case of pilot studies, to determine which new indications might be considered for pivotal studies and, therefore, these studies are an important component of our clinical research activities.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in recent periods in connection with sales and marketing activities in the U.S. and clinical research costs associated with VNS Therapy. As of April 25, 2008, we incurred an accumulated deficit of approximately $269.2 million. We anticipate increasing investments in post-approval clinical studies.

The primary exchange rate movements that impact our consolidated net sales growth include the U.S. dollar as compared to the Euro. The weakening of the U.S. dollar generally has a favorable impact on our sales for the year. The impact of foreign currency fluctuations on net sales is not indicative of the impact on our operations due to the offsetting foreign currency impact on operating costs and expenses.

Proceedings Related to Stock Option Grants and Practices

Regulatory Proceedings.  In June 2006, the SEC staff advised us that it had commenced an informal inquiry of our stock option grants and related practices, procedures and accounting. In October 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by Alabama BlueCross BlueShield and Aetna and the aging of our accounts receivable since January 1, 2003. In addition, we received a subpoena from the U.S. Attorney requesting documents related to the same matters. We are cooperating with both of these governmental investigations. For additional information, see “Note 14. Litigation – Governmental Investigation of Options Granting Practices” in the Notes to the Consolidated Financial Statements.

In November 2007, we received an IRS request for a remote limited scope examination and associated information document requests seeking information related to our stock option practices.  In February 2008, the IRS made an additional information document request also related to our stock option practices.  We are endeavoring to cooperate with the IRS in this examination by providing documents and information in response to its examination requests.  The examination is ongoing.

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

Accounts Receivable.  We provide an allowance for doubtful accounts based upon specific customer risks and general historical trends. An increase in losses beyond that expected by management or what we have historically experienced would reduce earnings when they become known.

Inventories.  We state our inventories at the lower of cost, the first-in, first-out (“FIFO”) method, or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead. Management considers potential obsolescence at each balance sheet date. An acceleration of obsolescence could occur if consumer demand differs from expectations.

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

Leases.   SFAS No. 13“Accounting for Leases” establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to the contract of leased facilities and other lease obligations recorded in compliance with SFAS No. 13. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight-line method, as reduction to rent expense over the term of the lease. At April 25, 2008 and April 27, 2007, we had approximately $0.0 and $152,000 in deferred rent, respectively. Scheduled rent increases and paid holidays are recognized on a straight-line basis over the term of the lease. During fiscal year 2008 we surrendered a portion of our leased facilities at 100 Cyberonics Boulevard in Houston Texas.  The net present value of our future lease obligations related to the space surrendered as of April 25, 2008, is approximately $563,000, partially offset by the net present value of estimated proceeds from the sub-lease of the space surrendered of approximately $480,000. A net expense and accrued liability of approximately $83,000 were recorded as of April 25, 2008.

Revenue Recognition.   We recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our net sales are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

Licensing Revenue.  We evaluate our licensing agreements and recognize licensing revenue considering the guidance provided by Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” Regulation S-X Rule 5-03(b)(1) “Sales and Revenue,” EITF 01-14 “Income Statement Characterization of Reimbursement of Out-of-pocket Expenses” and other regulations as applicable.  See “Note 13.  Licensing Agreement” for additional information.

Licensing Expense.  We have executed license agreements under which we have secured the rights provided under certain patents. Royalties payable under the terms of these agreements are expensed as incurred.

Research and Development.  All research and development costs are expensed as incurred. We have entered into contractual obligations for the conduct of clinical studies. Costs are incurred over the duration of the studies and paid under the terms of the contracts. Research and development expenses could vary significantly due to possible changes in the timing of clinical activity.

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

We adopted SFAS 123(R) on April 29, 2006 using the Black-Scholes option pricing model and the Modified Prospective Method, which require the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R), we recognized share-based compensation expense of approximately $11.6 million and $19.4 million during fiscal years 2008 and 2007, respectively, including the impact associated with the resignation of certain officers and employees during fiscal year 2007. We anticipate recognizing approximately $9.6 million in non-cash compensation expense during fiscal year 2009. Stock-based compensation cost is affected by assumptions regarding a number of complex and subjective variables.

Restricted Stock, Restricted Stock Units and Other Share-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and certain key employees. Nonvested restricted stock grantees are entitled to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Share grants have no purchase cost to the grantee. Typically, grants vest ratably and compensation costs are amortized over the requisite service period of one to five years. We also grant restricted stock subject to performance or market conditions that can vest over derived service periods. The fair value of restricted stock is determined for accounting purposes, on the grant date using the grant date fair market value of our stock. We utilize the Monte Carlo simulation method to establish the fair value, the expected vesting date and the derived service period of the market conditions based grants. The Monte Carlo simulation method is subject to variability, as several factors utilized must be estimated, including stock price volatility.

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

Results of Operations

Net Sales

We sell VNS Therapy Systems to hospitals and ambulatory surgical centers (“ASCs”) for both epilepsy and depression indications, but we often do not know the intended use for a specific VNS Therapy System at the time of its sale.  As a result, we use information available from two separate internal databases to estimate our sales by indication for use.

The FDA has designated our VNS Therapy System, which is a Class III implantable medical device, as a “tracked” device under the FDA’s Medical Device Tracking regulation.  Consistent with the tracking regulation, we urge each implanting hospital or ASC to complete and return to us an implant card that provides information from which we can identify the corresponding indication for use.  We maintain the returned information in an implant card database.  Separately, we accumulate information relating to prospective and actual patients, prescribing and implanting physicians, and hospitals and ASCs in a sales-related database.

We do not receive an implant card for each device we sell, and we sometimes sell devices that are not the subject of data included in our sales-related database.  In addition, the delay between the date of a sale and the date of receipt of the corresponding implant card may result in an implant card being received in a fiscal quarter subsequent to the fiscal quarter corresponding to the date of the sale.  We assume that any delay, however, will affect each fiscal quarter by approximately the same extent.  By combining information derived from both the tracking and sales-related databases, we form an estimate of the split between units and net sales for the epilepsy and depression indications.  The accuracy of our estimates of sales by indication for use, however, may vary from one fiscal quarter to the next, and investors should exercise caution in relying on these estimates.

U.S. net sales attributable to the depression indication have declined significantly since the CMS’s May 2007 issuance of a national non-coverage determination with respect to VNS Therapy for depression. Using the methodology disclosed above, we estimate that our net domestic sales attributable to depression for fiscal year 2008 were approximately $4.7 million compared to $29.6 million for the same period last year, a decrease of approximately 84%.  For fiscal year 2007, U.S. sales attributable to depression were $29.6 million compared to $16.6 million for the fiscal year 2006, an increase of approximately 78%.

In fiscal year 2008 U.S. net product sales decreased by $16.7 million, or 15%, compared to fiscal year 2007 due to the continued reduction in the number of VNS Therapy Systems attributable to the depression indication, following both the preliminary and final non-coverage determinations by CMS in February 2007 and May 2007, respectively.  International net sales increased by $6.4 million, or 32%, in fiscal year 2008 compared to fiscal year 2007, due primarily to unit growth and the impact of foreign currency movements.

U.S. net sales increased by $3.2 million, or 3%, in fiscal year 2007 compared to fiscal year 2006 primarily due to higher average selling prices. International net sales increased by $4.3 million, or 28%, in fiscal year 2007 compared to fiscal year 2006, due to a 22% increase in new patient sales and a 9% higher average selling price, which in turn was largely due to favorable currency impact and changes in country mix.

The increase in average system price in the U.S. market over the prior year is primarily attributable to an increase in the average price for generators of 7%, partially offset by an increase in the number of generators assumed to be sold for the purpose of replacing implanted generators having a battery at or near the end of its useful life. A replacement generator may be sold without a lead, and therefore the total system price is lower than if a lead was included in the sale. In the most recent year in the U.S. market, the number of generators sold without leads increased from 1,167 to 2,135.

Effective December 17, 2007, we entered into the EES License Agreement, which grants EES an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension or diabetes.  Under the terms of the EES License Agreement, EES paid an up-front, non-refundable payment of $9.5 million in December 2007.  In addition, the EES License Agreement requires EES to pay a royalty on future commercial sales of any product covered by the licensed patents.  The EES License Agreement also requires us to retain the responsibility to prosecute the licensed patent applications and maintain the licensed patents subject to reimbursement by EES.  We are recognizing the $9.5 million payment on a straight-line basis from the date of execution of the EES License Agreement to April 2014, which represents the estimated time frame to fulfill our obligation to prosecute the licensed patent applications.  During fiscal year 2008, we recognized revenue in the amount of approximately $0.5 million applicable to the EES License Agreement, and recorded a related cost of $47,500 in cost of goods sold applicable to the transfer of certain patent rights under the EES License Agreement. There was no licensing revenue recognized during fiscal years 2007 or 2006.

Gross Profit

Gross profit on products sold decreased by $13.1 million, or 12% in fiscal year 2008, compared to fiscal year 2007 primarily due to lower volume of overall sales in the U.S. and a higher volume of sales in international markets.  While the average selling prices were higher in both the U.S. and international markets, the consolidated average selling price was lower due to the mix between domestic and international sales. Gross profit margin decreased by 350 basis points to 82.6% compared to fiscal year 2007 due to (a) lower production volumes affecting operational efficiencies, which had an adverse impact of 237 basis points, (b) stock-based compensation expense of $1.2 million, which had an adverse impact of 48 basis points and (c) higher average selling prices in generators offset by lower volume of complete systems, which had an unfavorable impact of 65 basis points.

Gross profit on products sold increased by $5.1 million, or 5% in fiscal year 2007, compared to fiscal year 2006 primarily due to higher average selling prices and increased sales volumes. Gross profit margin decreased by 112 basis points to 86.1% compared to fiscal year 2006 due to (a) lower production volumes affecting operational efficiencies, which had an adverse impact of 233 basis points, (b) stock-based compensation expense of $0.8 million, which had an adverse impact of 60 basis points, and offset by (c) higher average selling prices, which had a favorable impact of 181 basis points.

Cost of products sold consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Gross profit margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates and the levels of production volume.

Gross profit in licensing revenue for fiscal year 2008 was approximately $0.5 million, or 91.1% of licensing revenue. The cost of licensing revenue represents royalties paid applicable to the assignment of certain patents. We had no licensing revenue or related costs during fiscal year 2007 or 2006.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses for the fiscal year 2008 decreased by $48.2 million, or 35.9%, as compared to fiscal year 2007. The decrease is primarily due to cost-saving strategies implemented throughout fiscal year 2008, including an ongoing reduction in selling and marketing expenses of $25.6 million primarily associated with the depression indication. Further, fiscal year 2007 expenses included   expenses of $5.4 million primarily associated with the resignations of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), proxy costs of approximately $1.6 million associated with a director election contest, and significant legal and other expenses primarily due to costs associated with the investigation into our stock options granting and accounting practices. Legal expenses decreased by $10.0 million in fiscal 2008, including the receipt of approximately $1.5 million in insurance recoveries. Stock-based compensation charges of $8.7 million were lower by $6.7 million than in fiscal year 2007.  SG&A expenses for fiscal year 2007 decreased by $3.2 million, or 2.3%, as compared to fiscal year 2006.  The decrease was primarily due to a decrease of $37.9 million in sales, marketing, and related expenses that had been associated with the depression launch during fiscal year 2006, partially offset by higher finance and administration expenses of $5.4 million primarily associated with the resignations of our CEO and our CFO, proxy cost of approximately $1.6 million associated with a director election contest, an increase of $10.9 million in legal and other expenses primarily due to costs associated with the investigation into our stock options granting and accounting practices, and an increase in non-cash stock-based compensation charges of $17.7 million applicable to our adoption of SFAS 123(R).

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. R&D expenses decreased by $5.7 million, or 20.2%, as compared to fiscal year 2007.  This decrease was primarily due to the implementation of cost-saving strategies throughout the year and a reduction of $1.6 million in stock-based compensation charges. R&D expenses decreased by $1.4 million in fiscal year 2007, or 4.9%, as compared to fiscal year 2006. The decrease in fiscal year 2007 was primarily due to a reduction in engineering and regulatory expenses of $4.9 million, partially offset by an increase of $2.4 million in international clinical expenses and $2.5 million in higher non-cash stock-based charges.

Interest Income

Interest income of $3.8 million during fiscal year 2008 decreased by 17.3% as compared to interest income of $4.6 million for fiscal year 2007, due to decreased interest rates, partially offset by higher cash balances. Interest income of $4.6 million during fiscal year 2007 increased by 45% as compared to interest income of $3.2 million for fiscal year 2006, due to increased interest rates.

Interest Expense

Interest expense of $5.8 million for fiscal year 2008 decreased by $0.1 million, or 1.6%, compared to $5.9 million during fiscal year 2007. The change is primarily due to interest and other savings from the voluntary termination of our Credit Agreement in January 2008, and reduced liquidated damages on the Convertible Notes, offset by $0.4 million in termination fees and write off of origination fees of approximately $0.2 million also associated with the termination of the Credit Agreement. Interest expense of $5.9 million for fiscal year 2007 increased 96% from $3.0 million in fiscal year 2006 primarily due to higher loan balances and interest and fees applicable to the Convertible Notes, including $0.4 million of liquidated damages.

Other Income (Expense), Net

Other expense, net of $0.4 million for fiscal year 2008 represented an increase of $86,000, or 27.7%, as compared to fiscal year 2007. The increase is primarily due to the impact of foreign currency exchange rates and an approximately $0.1 million loss in disposal of assets associated with the re-negotiation of the leased facilities at our corporate headquarters. Other expense, net of $0.3 million for fiscal year 2007, represented a decrease of $0.4 million, or 548% as compared to other income of $0.1 million for the same period during the previous fiscal year. These expenses, primarily include income related to the transaction gains and losses associated with the impact of changes in foreign currency exchange rates offset by derivative expense associated with the extension of certain stock option grants to former employees whose grants would have expired unexercised due to our inability to issue stock under our stock option plans as a consequence of our delinquent SEC reports during our fiscal year 2007.

Income Taxes

At April 25, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $254.5 million. The following is a reconciliation of statutory federal income tax rates to our effective income tax rate expressed as a percentage of loss before income taxes:

	For the 52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Income Tax Expense (benefit)	$(264,837)	$78,775	$99,266
U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in deferred tax valuation allowance excluding impact of shortfall	29.1	30.2	31.6
Shortfall on settlement of options and restricted stock	30.8	1.8	0.0
Reduction in valuation allowance due to shortfall	(30.8)	(1.8)	0.0
Federal income tax provision	0.6	0.0	0.0
Foreign taxes	0.3	0.1	0.1
State and local tax provision	(3.4)	0.1	0.1
Other, net	4.9	3.8	2.4
	(2.5)%	0.2%	0.2%

Liquidity and Capital Resources

Overview

We generated a net loss of $10.3 million for the year ended April 25, 2008 compared to a net loss of $51.2 million for the year ended April 27, 2007 and a net loss of $59.1 million for the year ended April 28, 2006.  During fiscal year 2008, we generated $14.5 million in cash from operating activities, which includes $9.5 million in proceeds from the EES License Agreement. This revenue is being recognized on a straight-line basis during the estimated time of approximately six and one half years to fulfill our obligations under the EES License Agreement, and the balance of $9.0 million remains in deferred revenue as of April 25, 2008.  Cash used in operations was $20.7 million for the year ended April 27, 2007, as compared to $70.9 million used in operations for the year ended April 28, 2006.

On January 13, 2006, we established the $40.0 million revolving line of credit (“Credit Agreement”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Administrative Agent”) and the lenders who were party to the Credit Agreement (“Lenders”). During fiscal year 2008, we voluntarily terminated the Credit Agreement, requiring us to pay off an outstanding balance of $10.0 million and pay a termination fee of $0.4 million.  The termination of the Credit Agreement also required us to recognize $0.2 million in expenses relating to unamortized origination costs. We incurred $5.0 million in additional indebtedness in fiscal year 2007 through additional borrowings under the Credit Agreement.

In February 2008, we announced a plan to purchase 1.0 million shares of our outstanding common stock under the open market share repurchase program. Through April 25, 2008 we have purchased approximately 479,000 shares pursuant to this plan at an average cost of $12.92, resulting in a total investment of approximately $6.3 million. The completion of this program is subject to certain conditions which may or may not be met.

We believe our current financial and capital resources will be adequate to fund anticipated business activities through fiscal year 2009, although there can be no assurance of this, as this estimate is based upon a number of assumptions, that may not hold true. Our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Item 1A. Risk Factors.”

Cash Flows

Net cash provided by (used in) operating, investing and financing activities were as follows:

	52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Operating Activities	$14,455,207	$(20,688,856)	$(70,876,209)
Investing activities	(817,064)	(1,425,349)	17,501,141
Financing activities	(7,429,200)	14,434,408	106,994,787

Operating Activities

Net cash provided by operating activities during fiscal year 2008 was approximately $14.5 million compared to $20.7 million used in operating activities during fiscal year 2007. The increase in cash provided by operating activities is primarily due to a lower net loss that includes $11.3 million of non-cash charges as well as $9.5 million in proceeds from the EES License Agreement.  Net cash provided by operating activities improved by approximately $35.1 million during fiscal year 2008, primarily due to a decrease of approximately $40.8 million in net loss and $9.3 million in favorable changes in assets and liabilities, partially offset by an $8.2 million decrease in non-cash expenses.  Net cash used in operating activities during fiscal year 2007 was approximately $20.7 million, as compared to net cash used in operating activities of approximately $70.9 million in fiscal year 2006. Net cash provided by operating activities improved by approximately $50.2 million during fiscal year 2007, primarily due to a decrease of approximately $7.9 million in net loss and favorable changes in non-cash expenses of approximately $19.9 million and in operating assets and liabilities of approximately $22.4 million.

Investing Activities

Net cash used by investing activities during fiscal year 2008 was approximately $0.8 million compared to net cash used in investing activities in fiscal year 2007 of approximately $1.4 million. Net cash used in investing activities during fiscal year 2008 was invested in the purchase of property and equipment. Net cash used by investing activities during fiscal year 2007 was approximately $1.4 million compared to cash provided by investing activities in fiscal year 2006 of approximately $17.5 million. Cash used during fiscal year 2007 was invested in the purchase of property and equipment. Net proceeds during fiscal year 2006 of approximately $22.8 million from the sale of short-term marketable securities were offset by purchases of property and equipment of approximately $4.3 million and the investment of approximately $1.0 million in restricted cash.

Financing Activities

Net cash used in financing activities during fiscal year 2008 was approximately $7.4 million, compared to proceeds of $14.4 million during fiscal year 2007. Net cash provided by financing activities during fiscal year 2007 was approximately $14.4 million compared to net proceeds of approximately $107.0 million in fiscal year 2006. The net cash used in financing activities during fiscal year 2008 includes $7.5 million in payment of all amounts due on termination of the Credit Agreement, $0.1 million in payment of financing obligations, $6.3 million in acquisition of treasury stock, partially offset by $6.4 million in proceeds from stock option exercises.  The net proceeds during fiscal year 2007 include approximately $5.0 million in borrowings under the Credit Agreement and approximately $9.7 million in proceeds from issuance of common stock, partially offset by approximately $0.3 million in payments on financing obligations.

Debt Instruments and Related Covenants

Line of Credit

Effective January 14, 2008, we voluntarily terminated the Credit Agreement in accordance with its terms. Early termination of the Credit Agreement triggered an obligation on our part to pay a Deferred Commitment Fee (as defined in the Credit Agreement) in the amount of $0.4 million in addition to obligations to repay the $7.5 million outstanding at the beginning of fiscal year 2008, plus additional borrowings during the fiscal year, for a total of $10.0 million outstanding loan balance and accrued interest as of the effective date of termination. We satisfied these obligations on January 14, 2008.  We also wrote off unamortized origination fees of approximately $0.2 million.

Convertible Notes

In September 2005, we issued the Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity.

In April 2008, we settled litigation in connection with the Convertible Notes and, as a result, we may be forced to repurchase the Convertible Notes at par if tendered to us on December 27, 2011 nine months prior to the original maturity.  For additional information, see “Note 14.  Litigation – Indenture Default Litigation” in the Notes to the Consolidated Financial Statements.  As a result of the settlement and the associated documents, we are able to reflect the Convertible Notes as a long-term liability as of April 25, 2008.

Contractual Obligations

We are party to a number of contracts pursuant to which we are paying for clinical studies for current operating obligations payable totaling $2.0 million as of April 25, 2008. Although we have no firm commitments, we expect to make capital expenditures of approximately $3.0 million during fiscal year 2009, primarily to maintain organizational capacity, business infrastructure and facilities.

The chart below reflects our obligations under our material contractual obligations as of April 25, 2008.

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual Obligations:
Less Than One Year	$3,750,000	$3,401,187	$310,227	$7,461,414
1-3 Years	7,500,000	6,022,580	20,068	13,542,648
3-5 Years	127,541,667	5,494,851	20,095	133,056,613
Over 5 Years	—	4,731,716	31,119	4,762,835
Total Contractual Obligations	$138,791,667	$19,650,334	$381,509	$158,823,510

(1)	Consists of principal and interest obligations related to the Notes

(2)	Consists of operating lease obligations related to facilities and office equipment.

(3)	Reflects amounts we expect to spend in connection with sales, marketing and training events and royalty agreements.

Factors Affecting Future Operating Results and Common Stock Price

The factors affecting our future operating results and common stock prices are disclosed in “Item 1A. Risk Factors.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to limited market risk on interest rates and foreign currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge our interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash, cash equivalents and our line of credit, a 100-basis point change in interest rates would not have a material impact on our consolidated financial results.

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar over the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the Euro, the effect upon the net loss recorded during fiscal year 2008 would be favorable by approximately $0.3 million, or 2.7%. Conversely, if the U.S. dollar uniformly strengthened 10% against the Euro, the impact on our operations would be unfavorable by approximately $0.2 million, or 2.2%.

Our Convertible Notes are sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At April 25, 2008, a 10% decrease in the price of our common stock could have resulted in a decrease of approximately $2.2 million on the net fair value of our Convertible Notes, while a 10% increase in the price of our common stock could have resulted in an increase of approximately $1.3 million on the fair value of our Convertible Notes.

In conjunction with the Convertible Notes, we purchased call options to buy approximately 3,000,000 shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”).  On May 5, 2008 we received from Merrill Lynch International (“MLI”) a notice pursuant to which MLI asserted that the Note Hedge was terminated effective May 6, 2008 in accordance with its terms.  MLI asserted that our execution of the supplemental indenture agreement dated April 18, 2008 (the “Supplemental Indenture”) in connection with the settlement of the litigation related to the Convertible Notes constituted an “Amendment Event” (as such term is defined in the Note Hedge confirmation) that resulted in the occurrence of an “Additional Termination Event” (as such term is defined in the Note Hedge confirmation) and gave rise to a right to termination.  We are reviewing MLI’s assertion that the Note Hedge has been terminated and the consequences of that action. For a detailed description of the lawsuit, refer to “Note 14. Litigation – Indenture Default Litigation.”

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 25, 2008.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 25, 2008.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 25, 2008.

(c)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over the current financial reporting period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 25, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 25, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 25, 2008 and April 27, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the 52 weeks ended April 25, 2008, April 27, 2007, and April 28, 2006, and our report dated June 24, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas
June 24, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Financial Code of Ethics

Our Board has adopted a Financial Code of Ethics, which represents the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other senior financial officers (“senior financial officers”).  A copy of the Financial Code of Ethics is available on our website, http://www.cyberonics.com, and a copy will be mailed without charge, upon written request, to our investor relations department.  We intend to disclose any amendments to or waivers of the Financial Code of Ethics on behalf of our senior financial officers on our website, at http://www.cyberonics.com promptly following the date of the amendment or waiver.

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

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

(3) Index to Exhibits

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.  The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment filed with the SEC pursuant to Rule 24b-2 of the general rules and regulations promulgated under the Exchange Act.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.5	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6	Amendment No. 5 to Second Amended and Restated Preferred Share Rights Agreement	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 1, 2007	000-19806	4.1
4.7	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.8	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.9	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.10	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.11	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5*	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor
10.6*	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor
10.7	Purchase Agreement dated September 21, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 27, 2005	000-19806	10.1
10.8	Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and as Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto dated January 13, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 19, 2006	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.9	Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1
10.10	Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1
10.11†	Consent and Amendment Agreement, dated December 29, 2006, by and among Cyberonics, Inc., Merrill Lynch Capital, and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 5, 2007	000-19806	10.1
10.12†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.13†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.14†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.15†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.16†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.17†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.18†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.19†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.20†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.21†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.22†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.23†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.24†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.25†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.26†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.27†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.28†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.29†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.30†*
Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.

10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.32†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.33†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.34†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.35†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.36†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.52
10.37†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.38†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.39†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.40†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.41†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.42†*	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.43†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1
10.44†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.2
10.45†	Letter Agreement dated August 1, 2007 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 7, 2007	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.46†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.32
10.47†	Employment Agreement effective August 5, 2005 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 9, 2005	000-19806	99.1
10.48†	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.34
10.49†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1
10.50†	Description of Non-Equity Incentive Compensation under the Employment Agreement of Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.67
10.51†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.38
10.52†	Separation Agreement between Steve Jennings and Cyberonics, Inc., dated January 31, 2007	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 6, 2007	000-19806	10.1
10.53†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.54†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.55†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.56†	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.44
10.57†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10.58†	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.46
10.59†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10.60†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.48
10.61†*	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein
10.62†*	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein
10.63†	Release Agreement effective May 4, 2007 between Cyberonics, Inc. and John A. Riccardi	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 10, 2007	000-19806	10.1
10.64†	Employee Restricted Stock Agreement dated July 22, 2005 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.51
10.65†	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.53
10.66†*	Letter Agreement dated February 1, 2008 between Cyberonics, Inc. and Dr. Richard L. Rudolph
10.67†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5
10.68†	Cyberonics 1998 Stock Option Notice of Stock Option Grant and Stock Options Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.6
10.69	Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated August 25, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 30, 2005	000-19806	99.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.70	Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1
10.71†	Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated May 16, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.65
10.72	Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1
10.73†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.58
10.74†	Letter Agreement Regarding Advancement of Attorney’s Fees effective October 12, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.59
10.75†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.45
10.76	Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3
10.77†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.78†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10.79†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10.80†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.64
10.81†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.82†	Settlement Agreement and Release, dated April 18, 2008, by and between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.1
10.83†*	Summary of Non-Employee Director Compensation as of June 24, 2008
10.84†*	Summary of Fiscal Year 2008 Executive Bonus Program
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERONICS, INC.

By:	/s/ GREGORY H. BROWNE
Gregory H. Browne
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 24, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Moore and Gregory H. Browne, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 24, 2008

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 24, 2008

/s/ GREGORY H. BROWNE Gregory H. Browne	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 24, 2008

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 24, 2008

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 24, 2008

/s/ ALAN J. OLSEN Alan J. Olsen	Director	June 24, 2008

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 24, 2008

/s/ JEFFREY E. SCHWARZ Jeffrey E. Schwarz	Director	June 24, 2008

/s/ MICHAEL J. STRAUSS, M.D., M.P.H. Michael J. Strauss, M.D., M.P.H.	Director	June 24, 2008

/s/ REESE S. TERRY, JR. Reese S. Terry, Jr.	Director	June 24, 2008

CONSOLIDATED FINANCIAL STATEMENTS
April 25, 2008, April 27, 2007 and April 28, 2006
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 25, 2008 and April 27, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the 52 weeks ended April 25, 2008, April 27, 2007, and April 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 25, 2008 and April 27, 2007, and the results of their operations and their cash flows for the 52 weeks ended April 25, 2008, April 27, 2007, and April 28, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 29, 2006, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 25, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 24, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 24, 2008

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 25, 2008	April 27, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$91,058,692	$84,804,876
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $240,925 and $308,083, respectively	20,039,832	18,914,206
Inventories	12,829,710	17,580,830
Other current assets	2,108,185	3,127,345
Total Current Assets	127,036,419	125,427,257
Property and equipment, net of accumulated depreciation of $20,935,788 and $19,606,513, respectively	5,503,139	8,028,037
Other assets	3,691,529	4,189,589
Total Assets	$136,231,087	$137,644,883
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Line of credit	$—	$7,500,000
Accounts payable	2,740,075	5,951,931
Accrued liabilities	14,547,877	14,844,266
Convertible Notes	—	125,000,000
Other	—	115,731
Total Current Liabilities	17,287,952	153,411,928
Long Term Liabilities:
Convertible Notes	125,000,000	—
Deferred License Revenue and Other	9,166,440	295,184
Total Long Term Liabilities	134,166,440	295,184
Total Liabilities	151,454,392	153,707,112
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 27,712,248 shares issued and 26,925,611 shares outstanding at April 25, 2008; and 26,701,054 shares issued and 26,400,054 outstanding at April 27, 2007	277,122	267,011
Additional paid-in capital	282,788,451	265,608,804
Common stock warrants	25,200,000	25,200,000
Hedges on Convertible Notes	(38,200,000)	(38,200,000)
Treasury stock, 786,637 common shares at April 25, 2008 and 301,000 common shares at April 27, 2007, at cost	(16,298,835)	(9,993,200)
Accumulated other comprehensive income (loss)	251,394	(298,588)
Accumulated deficit	(269,241,437)	(258,646,256)
Total Stockholders’ Equity (Deficit)	(15,223,305)	(16,062,229)
Total Liabilities and Stockholders’ Equity (Deficit)	$136,231,087	$137,644,883

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Net sales	$121,229,742	$130,968,437	$123,441,575
Cost of sales	21,092,374	18,258,374	15,822,045
Gross Profit	100,137,368	112,710,063	107,619,530
Operating Expenses:
Selling, general and administrative	85,944,866	134,144,315	137,310,196
Research and development	22,421,199	28,092,243	29,541,707
Total Operating Expenses	108,366,065	162,236,558	166,851,903
Loss From Operations	(8,228,697)	(49,526,495)	(59,232,373)
Interest income	3,844,508	4,649,394	3,211,956
Interest expense	(5,818,272)	(5,913,119)	(3,018,969)
Other income (expense), net	(397,141)	(311,112)	69,460
Loss before income taxes	(10,599,602)	(51,101,332)	(58,969,926)
Income tax (benefit) expense	(264,837)	78,775	99,266
Net Loss	$(10,334,765)	$(51,180,107)	$(59,069,192)
Basic loss per share	$(0.39)	$(2.01)	$(2.37)
Diluted loss per share	$(0.39)	$(2.01)	$(2.37)
Shares used in computing basic loss per share	26,568,746	25,514,232	24,916,938
Shares used in computing diluted loss per share	26,568,746	25,514,232	24,916,938

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

								Accumulated
			Additional	Common	Hedges on			Other		Total
	Common Stock		Paid-In	Stock	Convertible	Deferred	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Notes	Compensation	Stock	Income (Loss)	Deficit	Equity
Balance at April 29, 2005	24,781,456	$247,815	$227,190,470	$—	$—	$(2,896,798)	$—	$(548,689)	$(148,396,957)	$75,595,841
Stock options exercised	637,191	6,371	8,694,565	—	—	—	—	—	—	8,700,936
Issuance of Common Stock under Employee Stock Purchase Plan	88,970	890	1,777,939	—	—	—	—	—	—	1,778,829
Issuance of Restricted Stock	278,732	2,787	9,651,358	—	—	(9,654,145)	—	—	—	—
Cancellation of Restricted Stock	(5,000)	(50)	(174,662)	—	—	174,712	—	—	—	—
Deferred compensation relating to stock options	—	—	(2,491,477)	—	—	2,491,477	—	—	—	—
Amortization of deferred compensation and expense of certain stock options	—	—	—	—	—	717,661	—	—	—	717,661
Purchase of Treasury Stock	—	—	—	—	—	—	(9,993,200)	—	—	(9,993,200)
Sale of common stock warrants	—	—	—	25,200,000	—	—	—	—	—	25,200,000
Purchase of convertible note hedge	—	—	—	—	(38,200,000)	—	—	—	—	(38,200,000)
Net loss	—	—	—	—	—	—	—	—	(59,069,192)	(59,069,192)
Translation adjustment	—	—	—	—	—	—	—	(101,009)	—	(101,009)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(59,170,201)
Balance at April 28, 2006	25,781,349	257,813	244,648,193	25,200,000	(38,200,000)	(9,167,093)	(9,993,200)	(649,698)	(207,466,149)	4,629,866
Stock options exercised	798,074	7,981	9,924,390	—	—	—	—	—	—	9,932,371
Unregistered shares issued	75,000	750	1,940,250	—	—	—	—	—	—	1,941,000
Issuance of Common Stock under Employee Stock Purchase Plan	6,283	63	148,030	—	—	—	—	—	—	148,093
Issuance of Restricted Stock	52,500	525	—	—	—	—	—	—	—	525
Cancellation of Restricted Stock	(12,152)	(121)	121	—	—	—	—	—	—	—
Transfer of Deferred Compensation Balance (123R adoption)	—	—	(9,167,093)	—	—	9,167,093	—	—	—	—
Non-cash Compensation Expense	—	—	18,594,246	—	—	—	—	—	—	18,594,246
Modification of Non-employee Stock Options	—	—	(258,262)	—	—	—	—	—	—	(258,262)
Excise Tax Remediation	—	—	(221,071)	—	—	—	—	—	—	(221,071)
Net loss	—	—	—	—	—	—	—	—	(51,180,107)	(51,180,107)
Translation adjustment	—	—	—	—	—	—	—	351,110	—	351,110
Comprehensive loss	—	—	—	—	—	—	—	—	—	(50,828,997)
Balance at April 27, 2007	26,701,054	267,011	265,608,804	25,200,000	(38,200,000)	—	(9,993,200)	(298,588)	(258,646,256)	(16,062,229)

Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	—	—	(260,416)	(260,416)
Balance at April 27, 2007	26,701,054	267,011	265,608,804	25,200,000	(38,200,000)		(9,993,200)	(298,588)	(258,906,672)	(16,322,645)

Stock options exercised	491,064	4,910	6,388,226	—	—	—	—	—	—	6,393,136
Issuance of Common Stock under Employee Stock Purchase Plan	2,735	27	42,415	—	—	—	—	—	—	42,442
Issuance of Restricted Stock	575,100	5,751	(5,751)	—	—	—	—	—	—	—
Cancellation of Restricted Stock	(57,705)	(577)	577	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	(6,305,635)	—	—	(6,305,635)
Non-Cash Compensation Expense	—	—	11,063,306	—	—	—	—	—	—	11,063,306
Excise Tax Remediation	—	—	(309,126)	—	—	—	—	—	—	(309,126)
Net loss	—	—	—	—	—	—	—	—	(10,334,765)	(10,334,765)
Translation adjustment	—	—	—	—	—	—	—	549,982	—	549,982
Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,784,783)
Balance at April 25, 2008	27,712,248	$277,122	$282,788,451	$25,200,000	$(38,200,000)	$—	$(16,298,835)	$251,394	$(269,241,437)	$(15,223,305)

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Cash Flows From Operating Activities:
Net loss	$(10,334,765)	$(51,180,107)	$(59,069,192)
Non-cash items included in net loss:
Depreciation	3,063,710	3,708,710	3,350,988
(Gain) loss on disposal of assets	185,585	(8,189)	(81,433)
Unrealized (gain) loss in foreign currency transactions	114,303	10,968	(104,542)
Stock-based compensation	11,263,127	19,421,391	717,661
Amortization of financing costs	895,650	781,638	419,497
Other non-cash items	36,554	36,432	(232,752)
Changes in operating assets and liabilities:
Accounts receivable, net	(287,036)	2,809,389	(4,995,947)
Inventories	4,517,214	90,620	(8,767,305)
Other current assets	856,882	2,051,878	(1,488,869)
Other assets, net	297,044	55,641	(84,653)
Accounts payable and accrued liabilities	(4,703,658)	1,703,008	(250,778)
Deferred license revenue	8,966,440	—	—
Deferred income taxes	(425,944)	—	—
Other	10,101	(170,235)	(288,884)
Net Cash Provided By (Used In) Operating Activities	14,455,207	(20,688,856)	(70,876,209)
Cash Flow From Investing Activities:
Proceeds from sale of short-term marketable securities	—	—	22,800,000
Restricted cash	—	—	(1,000,000)
Purchases of property and equipment	(817,064)	(1,425,349)	(4,298,859)
Net Cash Provided By (Used In) Investing Activities	(817,064)	(1,425,349)	17,501,141
Cash Flows From Financing Activities:
Increase (decrease) in borrowing against line of credit	(7,500,000)	5,000,000	(500,000)
Payment related to line of credit origination costs	—	—	(499,814)
Payments on financing obligations	(58,620)	(246,701)	(192,378)
Proceeds from issuance of Convertible Notes, net of issuance costs	—	—	120,700,414
Additional costs related to Convertible Notes	—	(3,557)	—
Sale of Common Stock Warrants	—	—	25,200,000
Purchase of Convertible Note Hedge	—	—	(38,200,000)
Proceeds from issuance of Common Stock	6,435,055	9,684,666	10,479,765
Purchase of treasury stock	(6,305,635)	—	(9,993,200)
Net Cash Provided By (Used In) Financing Activities	(7,429,200)	14,434,408	106,994,787
Effect of exchange rate changes on cash and cash equivalents	44,873	129,602	59,460
Net Increase (Decrease) in Cash and Cash Equivalents	6,253,816	(7,550,195)	53,679,179
Cash and cash equivalents at beginning of year	84,804,876	92,355,071	38,675,892
Cash and cash equivalents at end of year	$91,058,692	$84,804,876	$92,355,071
Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$5,247,501	$4,979,462	$2,213,594
Cash (refunded) paid for income taxes	$(103,447)	$65,609	$98,414
Supplemental Disclosure of Non-cash Activity:
Purchases of capital assets with notes payable	$—	$—	$497,698

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are headquartered in Houston, Texas and design, develop, manufacture and market the Cyberonics VNS Therapy System™ (“VNS Therapy System”), an implantable medical device that delivers a unique therapy, vagus nerve stimulation ("VNS") therapy (“VNS Therapy”), for the treatment of refractory epilepsy and treatment-resistant depression. We have regulatory approval to market and sell the VNS Therapy System for refractory epilepsy in the United States (“U.S.”), Canada, Europe, Australia and other markets. In 2001, we obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. In July 2005, the U.S. Food and Drug Administration (“FDA”) approved the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments.

We are a neurostimulation business focused on creating new markets, improving our products, developing other indications for VNS Therapy covered by our method patents and expanding our business into other neuromodulation opportunities.  We operate our business as a single segment operation, meaning substantially all of our operations are impacted by the same considerations including, but not limited to, economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiary, Cyberonics Europe, NV. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and these accompanying Notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances, recognition of licensing revenue, product warranties, stock option expenses and income tax valuation allowances.

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, NV are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to Cyberonics, Inc., the parent company are translated at historical rates. Statement of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income (loss) section of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss), and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

Cash and Cash Equivalents.  We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash.  We classify as restricted cash highly liquid investments that otherwise would qualify as cash equivalents, but that have been set aside as collateral and are unavailable for immediate withdrawal until certain conditions are met.

Fair Value of Financial Instruments.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and line of credit approximate their fair values due to the short-term maturity of these financial instruments. The fair value of our Convertible Notes is discussed in “Note 6. Convertible Notes.”

Accounts Receivable.  Activity in our allowance for doubtful accounts consists of the following:

	52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Balance at beginning of year	$308,083	$234,478	$275,457
Increase in allowance	34,054	161,652	51,245
Reductions for write-offs	(101,212)	(88,047)	(92,224)
Balance at end of year	$240,925	$308,083	$234,478

Inventories.  We state our inventories at the lower of cost, the first-in first-out (“FIFO”) method or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead net of obsolescence provisions.

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

Leases.  Statement of Financial Accounting Standards Board (“SFAS”) No. 13 “Accounting for Leases” establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to the contract of leased facilities and other lease obligations recorded in compliance with SFAS No. 13. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight line method, as reduction to rent expense over the term of the lease. At April 25, 2008 and April 27, 2007, we had approximately $0.0 and $152,000 in deferred rent, respectively. Scheduled rent increases and paid holidays are recognized on a straight-line basis over the term of the lease. During fiscal year 2008 we completed the abandonment of a portion of our leased facilities at 100 Cyberonics Boulevard in Houston, Texas that we had agreed to surrender. The net present value of the minimum lease payments applicable to the surrendered square footage is approximately $563,000, partially offset by the net present value of the estimated proceeds from the sublease of the space surrendered of approximately $480,000.  As a result of the abandonment of the space, a net expense and accrued liability of approximately $83,000 were recorded as of April 25, 2008.

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

We adopted SFAS No. 123 (revised 2004) ”Share-Based Payment” (“SFAS 123(R)”) on April 29, 2006 using the Black-Scholes option pricing model and the Modified Prospective Method, which requires the compensation cost to be recognized under SFAS 123(R) for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date. As a result of the adoption of SFAS 123(R), we recognized share-based compensation expense of approximately $11.6 million during fiscal year 2008 and $19.4 million during fiscal year 2007 including the impact associated with the resignations of certain officers and employees. The deferred compensation expense is recorded on a straight line basis over the attribution period of each unit of stock-based compensation.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, instead of APB 25, to stock-based employee compensation for the 52 weeks ended April 28, 2006:

Net loss as reported	$(59,069,192)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects(1)	717,661
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects(1)	(26,384,997)
Pro forma net loss	$(84,736,528)
Loss per share:
Basic — as reported	$(2.37)
Basic — pro forma	$(3.40)
Diluted — as reported	$(2.37)
Diluted — pro forma	$(3.40)

__________

(1)	There was no tax effect included in these amounts due to our deferred tax valuation allowance.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and certain key employees. Nonvested restricted stock grantees are entitled to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Share grants have no purchase cost to the grantee. Typically grants vest ratably and compensation costs are amortized over the requisite service period of one to five years. We also grant restricted stock subject to performance or market conditions that can vest over derived service periods. The fair value of restricted stock is determined for accounting purposes, on grant date using the grant date fair market value of our stock. We utilize the Monte Carlo simulation method to establish the fair value, the expected vesting date and derived service period of the market conditions based grants. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including stock price volatility.

Revenue Recognition.   We recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

Licensing Revenue.  We evaluate our license agreements and recognize licensing revenue considering the guidance provided by Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” Regulation S-X Rule 5-03(b)(1) “Sales and Revenue,” EITF 01-14 “Income Statement Characterization of Reimbursement of Out-of-pocket Expenses” and other regulations as applicable.  See “Note 13.  Commitments and Contingencies – License Agreement” for additional information.

Licensing Expense.  We have executed license agreements under which we have secured the rights provided under certain patents. Royalties payable under the terms of these agreements are expensed as incurred.

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

Changes in our liability for product warranties during the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006 are as follows:

Year	Balance at the Beginning of the Year	Warranty Expense Recognized	Warranties Settled	Balance at the End of the Year
2008	$68,822	$10,883	$(650)	$79,055
2007	46,991	27,037	(5,206)	68,822
2006	46,991	10,312	(10,312)	46,991

Income Taxes.  We account for income taxes under the Financial Accounting Standard Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“FAS109”).  Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities.  Such differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforward not yet utilized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

Effective April 28, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation clarifies the criteria for recognizing income tax benefits under FASB 109 and requires additional disclosures about uncertain tax positions.  Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority.  If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the 52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Numerator:
Net loss	$(10,334,765)	$(51,180,107)	$(59,069,192)
Denominator:
Basic weighted average shares outstanding	26,568,746	25,514,232	24,916,938
Effect of dilutive securities	—	—	—
Diluted weighted average shares outstanding	26,568,746	25,514,232	24,916,938
Basic loss per share	$(0.39)	$(2.01)	$(2.37)
Diluted loss per share	$(0.39)	$(2.01)	$(2.37)

Excluded from the computation of diluted EPS for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006 were outstanding options and unvested restricted stock to purchase approximately 3.3 million,  5.6 million and 7.3 million common shares, respectively, because to include them would have been anti-dilutive due to the net loss.

We issued $125.0 million of Senior Subordinated Convertible Notes due in 2012 (“Convertible Notes”) during fiscal year 2006 and, in conjunction with the Convertible Notes, purchased call options to buy 3,000,000 shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and sold common stock warrants (“Warrants”). The Convertible Notes are convertible into approximately 3,000,000 shares of our common stock. Dilution is measured in accordance with the “if converted” method of SFAS No. 128, “Earnings Per Share,” which assumes conversion of the Convertible Notes and adjusts net earnings (loss) for interest expense net of tax; however, due to net losses, the Convertible Notes are anti-dilutive and are not included in the computation of diluted EPS. Purchased call options are anti-dilutive and are not included in the computation of diluted EPS. We issued Warrants to sell 3,000,000 shares of our common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of SFAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price was greater than the average market price of the common stock.

Comprehensive Income (Loss).  Comprehensive income (loss) is the total of net loss and all other non-owner changes in equity.

Note 2.  Inventories

Inventories consist of the following:

	April 25, 2008	April 27, 2007
Raw materials	$7,220,830	$9,205,449
Finished goods	4,391,711	6,702,196
Work-in-process	1,217,169	1,673,185
	$12,829,710	$17,580,830

Note 3.  Property and Equipment

Property and equipment consist of the following:

	April 25, 2008	April 27, 2007
Computer equipment	$8,560,562	$9,164,999
Manufacturing equipment	8,905,857	8,788,850
Leasehold improvements	3,994,759	4,218,858
Furniture and fixtures	3,033,167	3,518,179
Office equipment	1,398,684	1,415,515
Construction in progress	545,898	528,149
	26,438,927	27,634,550
Accumulated depreciation	(20,935,788)	(19,606,513)
	$5,503,139	$8,028,037

Note 4.  Line of Credit

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

Effective January 14, 2008, we voluntarily terminated the Credit Agreement in accordance with its terms. Early termination of the Credit Agreement triggered an obligation on the part of the Company to pay a Deferred Commitment Fee (as defined in the Credit Agreement) in the amount of $0.4 million in addition to obligations to repay the $10.0 million outstanding loan balance and to pay the accrued interest as of the effective date of termination. We satisfied these obligations on January 14, 2008.  We also wrote off unamortized origination fees of approximately $0.2 million.  As of April 27, 2007, our available borrowing capacity was $19.8 million with a loan balance of $7.5 million.

Note 5.  Accrued Liabilities

Accrued liabilities consist of the following:

	April 25, 2008	April 27, 2007
Payroll and other compensation	$7,987,219	$7,279,726
Clinical costs	1,978,942	2,746,677
Royalties	994,398	922,221
Professional services	907,097	1,214,821
Property tax and other tax accruals	849,680	807,909
Other	1,830,541	1,872,912
	$14,547,877	$14,844,266

In April 2007, the Board of Directors approved a reduction in force with an approximate accrued cost of $1.5 million.  As of April 25, 2008 and April 27, 2007, $0.0 and $0.7 million remained unpaid, respectively.

Note 6.  Convertible Notes

On September 27, 2005, we issued $125 million of Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal to a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to the Note Hedge and Warrants, which transactions were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Convertible Notes as of April 25, 2008 and April 27, 2007 was $105.8 million and $115.0 million, respectively. Market quotes obtained from brokers were used to estimate the fair value of this debt.

On September 27, 2005, we entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with our issuance of the Convertible Notes. Under the Registration Rights Agreement, we were required to file a registration statement for the Convertible Notes and the shares into which the Convertible Notes are convertible on or before July 14, 2006 and to use reasonable best efforts to cause the registration statement to become effective on or before October 12, 2006. Due to delays in completing our consolidated financial statements for the fiscal year ended April 28, 2006, we did not file the required registration statement. As a result of failing to file the registration statement on a timely basis, we were obligated by the terms of the Registration Rights Agreement to pay specified liquidated damages to the holders of the Convertible Notes for the period during which the failure continued. The liquidated damages per year equal 0.25% of the principal amount of the outstanding Convertible Notes during the first 90-day period (a total of $78,125 for the first 90 days) and 0.50% of the principal amount of the outstanding Convertible Notes for the period commencing 91 days following the failure to file the registration statement (an additional $156,250 for each 90-day period during which the failure to obtain the effectiveness of the registration statement continued).

In compliance with the requirements of the FASB staff position (“FSP”) applicable to the Emerging Issues Task Force (“EITF”) FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” (“FSP EITF 00-19-2”), during the period ended July 27, 2007, we recognized the cost of these liquidated damages that were due up to September 27, 2007, the date when our obligations under the Registration Rights Agreement expired. We adopted FSP EITF 00-19-2 on April 28, 2007 resulting in an adjustment in the amount of approximately $0.3 million to the beginning balance in accumulated deficit and accrued liabilities in the Consolidated Balance Sheet as of July 27, 2007. Approximately $56,000 was recorded in accrued liabilities in the Consolidated Balance Sheet as of April 27, 2007 and $0 as of April  25, 2008.  The total liquidated damages accrued were paid on September 27, 2007 in compliance with our obligations under the Indenture. Liquidated damages were not applicable in fiscal year 2006.  Our obligation to procure the effectiveness of the registration statement expired on September 27, 2007.  On that date, the Convertible Notes became tradable under Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by persons who are not our affiliates.

Convertible Notes Indenture Default Notice

Pursuant to the Indenture, we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we are in default under the Indenture as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee had declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately.  We classified this liability as short term in our balance sheet as of April 27, 2007.

In October 2006, we filed an action seeking a declaration that no event of default had occurred. The Trustee removed the case to federal court and filed a counterclaim for breach of the Indenture. After summary judgment briefing by both parties to the dispute, the federal district court granted summary judgment in our favor in June 2007 and declared that no default had occurred under the Indenture. For a detailed description of the lawsuit, refer to “Note 14. — Litigation — Indenture Default Litigation.” The Trustee appealed the district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. On April 18, 2008, the Trustee and Cyberonics reached an agreement to settle the proceedings and have executed a Settlement Agreement and Supplemental Indenture. As part of the settlement, the appeal was dismissed with prejudice, the parties released all claims, and the parties executed a supplemental indenture agreement (“the Supplemental Indenture”). The Supplemental Indenture obligates us to repurchase for par value any of the Convertible Notes tendered to Cyberonics on December 27, 2011, nine months prior to the original maturity date under the original Indenture. The Supplemental Indenture otherwise makes no additional changes to the terms of the Indenture.  As a result of the settlement and the associated documents, we reflected the Convertible Notes as a long-term liability as of April 25, 2008.

Note 7.  Convertible Note Hedge and Warrants

On September 27, 2005, in conjunction with the issuance of $125 million of Convertible Notes, we purchased the Note Hedge and sold Warrants. The Convertible Notes are convertible into approximately 3,000,000 shares of our common stock. We purchased the Note Hedge to enable the purchase of approximately 3,000,000 shares of our common stock at an exercise price of $41.50 per share. We issued the Warrants to sell approximately 3,000,000 shares of our common stock at an exercise price of $50.00 per share. The purpose of the purchase of the Note Hedge and the sale of the Warrants was to limit our exposure to potential dilution from conversion of the Convertible Notes subject to the Note offering. The Note Hedge and the Warrants are recorded in stockholders’ equity (deficit) on the consolidated balance sheet.  On May 5, 2008 we received from Merrill Lynch International (“MLI”) a notice pursuant to which MLI asserted that the Note Hedge was terminated effective May 6, 2008 in accordance with its terms.  MLI asserted that our execution of the Supplemental Indenture dated April 18, 2008 constituted an “Amendment Event” (as such term is defined in the Note Hedge confirmation) that resulted in the occurrence of an “Additional Termination Event” (as such term is defined in the Note Hedge confirmation) and gave rise to a right to termination.  We are reviewing MLI’s assertion that the Note Hedge has been terminated and the consequences of that action. We believe that if effective, this termination will not have a material impact on our Consolidated Financial Statements.

Note 8.  Stockholders’ Equity (Deficit)

Preferred Stock.  We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 25, 2008. With respect to the shares authorized, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

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

Note 9.  Stock Incentive and Purchase Plans

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

Amounts recognized in the consolidated financial statements for share-based compensation are as follows:

		For the 52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Total cost of share-based payment plans during the year	$11,427,518	$19,796,954	$717,661
Amounts capitalized in inventory and fixed assets during the year	(1,013,187)	(915,111)	—
Amounts recognized in operations for amounts previously capitalized in inventory and fixed assets	1,212,483	539,548	—
Amounts charged against operations, before income tax benefit	$11,626,814	$19,421,391	$717,661
Amount of related income tax benefit recognized in operations	—	—	—

Because of our net operating losses, our deferred tax benefits related to our stock-based compensation expense are offset with a valuation allowance.  In addition, because of our net operating losses, our current tax benefits related to all of our stock-based compensation arrangements are unrealized and unrecognized. The charges applicable to stock-based compensation increased our cost of goods sold by $1.2 million, sales, general and administrative expenses by $8.7 million and research and development expenses by $1.7 million during the 52 weeks ended April 25, 2008. The charges applicable to stock-based compensation increased our cost of goods sold by $0.3 million, sales, general and administrative expenses by $15.4 million, which includes $3.7 million applicable to the resignations of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the third quarter of fiscal year 2007, and research and development expenses by $3.3 million during the 52 weeks ended April 27, 2007.

Stock Options.  As of April 25, 2008, we have reserved an aggregate of 15,250,000 shares of common stock for issuance pursuant to our 1988 Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Stock Option Plan, Amended and Restated New Employee Equity Inducement Plan and the 2005 Stock Option Plan (collectively, the “Stock Option Plans”). Options granted under the Stock Option Plans generally vest monthly over four or five years following their date of grant. Options granted under the Stock Option Plans have maximum terms of 10 years. The 1997 Stock Option Plan, the Amended and Restated New Employee Equity Inducement Plan and the 2005 Stock Option Plan allow issuance of either nonstatutory or incentive stock options and restricted stock, while the 1996 and the 1998 Stock Option Plans provide for issuance of nonstatutory stock options exclusively. For the 52 weeks ended April 25, 2008 we granted no stock options. For the 52 weeks ended April 27, 2007, we granted 156,250 options at a weighted average exercise price of approximately $22.78 per share. In compliance with the provisions of our stock option plans, stock option grant prices are equal to the closing price of our common stock on the last trading day prior to the grant date. Stock option fair values for accounting purposes are calculated using the closing stock price on the day of grant. Stock options to purchase approximately 2.7 million shares at a weighted average of $22.27 per share were outstanding as of April 25, 2008 and approximately 5.5 million shares at a weighted average exercise price of $20.62 per share were outstanding as of April 27, 2007.

The following table summarizes information regarding total stock option activity for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006:

	For the 52 Weeks Ended
	April 25, 2008					April 27, 2007
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. FairMarket Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Wtd. Avg Exercise Price	Wtd. Avg. FairMarket Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	5,469,363	$20.62	$15.72	—	$—	6,839,578	$20.18	$15.54	—	$—
Granted	—	—	—	—	—	156,250	22.78	11.36	—	173,443
Exercised	491,064	13.02	10.99	—	2,070,419	798,074	11.95	9.53	—	7,221,524
Forfeited	337,596	28.35	20.31	—	—	497,481	25.72	19.34	—	—
Expired	1,958,142	19.25	14.00	—	—	230,910	27.91	21.20	—	—
Outstanding — end of year	2,682,561	22.27	17.26	4.96	—	5,469,363	20.62	15.72	4.47	—
Fully Vested and Exercisable — end of year	2,263,301	21.03	16.49	4.61	1,980,053	4,329,499	18.72	14.45	3.61	21,610,813
Expected to vest — end of year	301,717	30.06	21.81	7.05	89,189	979,820	28.25	20.74	7.81	1,480,270

	For the 52 Weeks Ended
	April 28, 2006
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. FairMarket Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	6,923,046	$17.93	$13.98	—	$—
Granted	1,120,513	35.65	26.48	—	—
Exercised	637,090	13.66	11.02	—	12,360,044
Forfeited	557,208	30.49	22.99	—	—
Expired	9,683	39.01	29.11	—	—
Outstanding — end of year	6,839,578	20.18	15.54	4.39	—
Fully Vested and Exercisable — end of year	4,302,595	17.18	13.35	3.57	28,344,613
Expected to vest — end of year	2,174,605	25.95	19.72	8.24	5,856,553

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

The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants for the 52 weeks ended April 27, 2007 and April 28, 2006:

Per FAS 123(R)			Per APB 25 and Pro Forma Disclosure Requirements of SFAS 123 and SFAS 148
	For the 52 Weeks Ended		For the 52 Weeks Ended
	April 25, 2008	April 27, 2007		April 28, 2006
Dividend Yield	—	—	Dividend Yield	—

Risk-free interest rate — per grant date	N/A	4.51% - 5.23%	Risk-free interest rate — rolling 12 months	3.85%

Expected option term — in years per group of employees	N/A	4.98 - 6.96	Expected option term — in years for the company as a whole	6.24

Implied volatility at grant date	N/A	32.10% - 54.47%	Historic Volatility at the end of each reporting period	84.58%

Discount for post-vesting restrictions	N/A	N/A	Discount for post-vesting restrictions	N/A

Option price	N/A	Closing price on last trading day prior to date of grant	Option price	Closing price on last trading day prior to date of grant

Grant price	N/A	Closing price on date of grant	Grant Price	Closing price on last trading day prior to date of grant

Total compensation cost for the 52 weeks ended April 25, 2008 for the stock options was approximately $7.5 million. As of April 25, 2008, there was approximately $6.6 million of unrecognized compensation cost related to unvested stock options that are expected to vest over a weighted-average period of 2.06 years. Total compensation cost for the 52 weeks ended April 27, 2007 for the stock options was approximately $15.6 million. As of April 27, 2007, there was approximately $20.3 million of unrecognized compensation cost related to unvested stock options which is expected to vest over a weighted-average period of 2.81 years.

During the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006, stock options with a fair market value of $7.6 million, $19.7 million and $20.7 million vested, respectively.

Cash received from option exercises under all stock-based payment arrangements for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006 was approximately $6.4 million, $9.5 million and $8.7 million respectively. Cash received from Employees’ Stock Purchase Plan for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006 was approximately $42,000, $0.2 million and $1.8 million, respectively. We did not realize any tax benefit for the tax deductions from option exercise of share-based payment arrangements. We did not settle any equity instruments granted under stock-based payment arrangements for cash for any of the periods presented herein.

We have not repurchased common shares for the purpose of satisfying stock-based compensation obligations. We issued new shares upon exercise of stock option grants.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and certain key employees. Nonvested restricted stock grantees are entitled to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Share grants have no purchase cost to the grantee. Typically grants vest ratably and compensation costs are amortized over the requisite service period of one to five years. We also grant restricted stock subject to performance or market conditions that can vest over derived service periods. The fair value of restricted stock is determined for accounting purposes, on grant date using the grant date fair market value of our stock. We utilize the Monte Carlo simulation method to establish the fair value, the expected vesting date and derived service period of the market conditions based grants. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including stock price volatility.

During fiscal year 2008, we executed restricted stock agreements with Daniel J. Moore as President and CEO, Gregory H. Browne as Vice President, Finance and CFO and James A. Reinstein as Vice President, Sales and Marketing and General Manager, International. Under the terms of their employment agreements, Messrs. Moore, Browne and Reinstein received 125,000, 30,000 and 50,000 performance-based shares, respectively, with the performance conditions agreed upon by the respective individuals and the Compensation Committee of our Board of Directors.  The restricted stock agreements provide that the shares are subject to forfeiture unless, within the five-year period commencing on the date of the grant, the following conditions (the "Forfeiture Conditions") are met:

—
As to 25% of the shares, the following two conditions are met: (a) our cumulative net earnings in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and before extraordinary items ("Net Income") for four consecutive fiscal quarters exceeds a specified target amount, and (b) our Net Income for the fourth of such four consecutive fiscal quarters exceeds a specified target amount;

—
As to 25% of the shares, the sum of four consecutive fiscal quarters of our net sales exceeds the sum of the previous four consecutive fiscal quarters of net sales, commencing after fiscal 2007, by a specified target percentage;

—
As to 25% of the shares, for a fiscal year after fiscal 2008, the following three conditions are met: (a) our net sales amount grows by not less than a specified target percentage over the net sales amount for the prior fiscal year, (b) our earnings per share amount on a fully diluted basis, in accordance with GAAP and before extraordinary items ("Earnings Per Share"), grows by not less than a specified target percentage, which must be higher on a percentage basis than our net sales amount growth for the same period, over the Earnings Per Share for the prior fiscal year, and (c) the sum of the percentages for net sales amount growth and Earnings Per Share growth is equal to or greater than a specified target percentage; provided that, for the prior fiscal year against which performance of conditions (a), (b), and (c) are measured, we report Earnings Per Share in excess of a specified target amount; and

—
As to 25% of the shares, the 65-day moving average of the closing price of our common stock, as adjusted for any splits and as reported by NASDAQ or another exchange acceptable to the Compensation Committee, exceeds a specified target price.

Calculation of the associated non-cash compensation expense requires judgment as to several factors, including timing and likelihood of achieving both profitability and revenue growth. With respect to those shares issued with vesting dependent on achievement of a certain stock price, we utilize a Monte Carlo simulation for establishing the appropriate fair value and derived service period. The calculation of grant date fair market value and derived service period is subject to variability, as several of the factors used must be estimated, including stock price volatility of approximately 53% and risk free rate of approximately 4%.

As of April 25, 2008 and April 27, 2007, our unamortized compensation expense for grants of restricted stock totaled $6.7 million and $3.0 million which is expected to be amortized over a weighted average period of 2.61 years and 4.04 years, respectively. We recognized $3.6 million and $3.0 million and $2.3 million of compensation expense related to grants of restricted stock during the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006, respectively.

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

The following table details the activity in the nonvested restricted stock awards for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006:

	For the 52 Weeks Ended
	April 25, 2008			April 27, 2007
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value	Number of Shares	Wtd.Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding — beginning of period	144,860	$29.00	$2,309,624	270,889	$36.10	$6,011,027
Granted	575,100	16.14	9,172,845	52,500	20.89	1,164,975
Vested	60,623	25.39	967,830	150,220	37.75	3,333,382
Forfeited	38,705	24.97	617,345	28,309	35.29	628,177
Outstanding — end of period	620,520	17.68	9,897,294	144,860	29.03	3,214,443

	For the 52 Weeks Ended
	April 28, 2006
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding — beginning of period	—	$—	$—
Granted	278,732	36.16	6,327,216
Vested	—	—	—
Forfeited	7,843	38.30	178,036
Outstanding — end of period	270,889	36.10	6,149,180

Employee Stock Purchase Plan.  Under the 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Purchase periods are six months in length and begin on the first business days of June and December. At April 25, 2008,  411,139 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.

Modifications.   In fiscal year 2007, the Audit Committee of our Board of Directors concluded that certain stock options were issued at prices that were not consistent with the fair market value applicable on the date of grant. Section 409A of the Internal Revenue Code (“IRC”) imposes an excise tax and interest penalties on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the common stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004; however, any grants that vested after December 31, 2004 and were exercised on or before December 31, 2005 are exempt from the excise tax.  The regulations under Section 409A of the IRC permitted a grantee to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. In July 2007, we closed a tender offer to the employees who had stock options that were subject to the excise tax and interest penalties under Section 409A of the IRC.  As a result of the tender offer, we replaced or amended 225 grants of approximately 133 employees impacting options to purchase approximately 370,000 shares at a total cost of approximately $570,000, of which approximately $288,000 represented additional expense that was recorded during fiscal year 2008. All commitments related to the tender offer have been paid, and we have no outstanding liabilities as of April 25, 2008.

We erroneously omitted four stock option grants that were made to employees who were not Section 16 officers at the time of the grant. In October 2007, we implemented the adjustments for the grants omitted from the tender offer. As a result of these adjustments, we replaced or amended four grants of two employees impacting options to purchase approximately 11,000 shares at a total cost of approximately $46,000 of which approximately $18,000 represented additional expense which was recorded during fiscal year 2008, and approximately $28,000 was recorded against additional paid in capital.

We also erroneously omitted one stock option grant made to Richard L. Rudolph, M.D., Vice President, Clinical and Medical Affairs and Regulatory, and Chief Medical Officer, a Section 16 officer at the time of the grant.  Section 409A required that the adjustments to stock option grants to Section 16 officers be implemented prior to December 31, 2006, and with the exception of one stock option grant issued to Dr. Rudolph, we implemented the adjustments for all affected grants to Section 16 officers in December 2006. In August 2007, the Compensation Committee of the Board of Directors authorized us to address Dr. Rudolph’s omitted stock option grant by paying him on an annual basis an amount representing the federal excise tax and interest liability, if any, due under Section 409A for the unadjusted stock option grant, all on a grossed-up basis.   The payment is due on April 1 of the calendar year following the end of the tax year in which the Section 409A tax liability is incurred.  During the 52 weeks ended April 25, 2008, we recorded accrued liabilities and additional expenses of approximately $62,000 related to this grant.

Effective as of August 1, 2007, Mr. Michael A. Cheney resigned his position as Vice President, Marketing. On August 3, 2007, the Compensation Committee of the Board of Directors resolved to amend Mr. Cheney’s stock option grants authorizing an extension of the period allowed for exercising his vested stock options applicable to four grants from 90 days from the date of his resignation to 130 days.  The modification affected four options to purchase approximately 108,000 shares and resulted in additional expense of approximately $19,000, which was recorded during the 52 weeks ended April 25, 2008.

After we failed to file our 2006 Form 10-K by July 27, 2006, our registration statements on Form S-8 for the Stock Purchase Plan and our Stock Option Plans became ineffective, and between July 27, 2006 and February 9, 2007, we were unable to issue stock under either plan.  As a result of our inability to issue stock under the Stock Option Plans, we amended the stock option agreements for certain grants that would otherwise have expired to extend the exercise or expiration period during fiscal year 2007. This modification impacted approximately 142,000 options that were issued to 18 ex-employees and approximately 45,000 options issued to five active employees and resulted in compensation expense of approximately $120,000 for the 52 weeks ended April 27, 2007 and derivative expense of approximately $147,000.  With the filing of our Form 10-Q for the period ended October 27, 2006 on February 9, 2007, we became current in our filings and were again able to issue stock under the plans.

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

In December 2006, we entered into agreements with four current and former Section 16 officers, not including members of our Board, Mr. Cummins or Ms. Westbrook, agreeing to make payments commencing in January 2008 in consideration of the officers’ agreement to amend their affected stock option agreements to adjust the exercise price to the fair market value on the date of the grant.  At the same time, we also entered into agreements with Ms. Westbrook and five current and former members of our Board amending their affected stock option agreements, without any payment from us, to adjust the exercise price to the fair market value on the date of the grant.  The agreements to correct the exercise price on options represented approximately 182,000 shares impacted by Section 409A of the IRC.  The cost associated with the remediation applicable to the officer grants impacted by Section 409A was approximately $0.4 million, of which we recognized the vested portion that represents approximately $37,000 and $0.3 million during the 52 weeks ended April 25, 2008 and April 27, 2007, respectively.  These grants are subject to vesting conditions that require active employment in order to vest.  According to the agreements, payments are made on a quarterly basis with the first payroll of the following quarter.  Liabilities in the amount of approximately $9,000 and $0 were outstanding as of April 25, 2008, and April 27, 2007, respectively.

The adoption of SFAS 123(R) on April 29, 2006 had the following effects on our operations and cash flows for the fiscal year ended April 27, 2007:

	52 Weeks Ended April 27, 2007
	Without SFAS 123(R)	Effect of SFAS 123(R)	As reported
Loss from continuing operations	$(35,154,136)	$(14,372,359)	$(49,526,495)
Loss before income taxes	(36,728,973)	(14,372,359)	(51,101,332)
Net loss	(36,807,748)	(14,372,359)	(51,180,107)
Cash flow used in operations	(20,688,856)	—	(20,688,856)
Cash flow provided by financing activities	14,434,408	—	14,434,408
Basic loss per share	(1.45)	(0.56)	(2.01)
Diluted loss per share	(1.45)	(0.56)	(2.01)

For the 52 weeks ended April 27, 2007, the $14.4 million effect of the adoption of SFAS 123(R) is net of $0.7 million, that would have been recorded under the intrinsic value method had we continued to apply APB No. 25 for stock-based compensation expenses, $4.2 million for restricted stock and $0.1 million for stock option grants modifications.

The following table illustrates the effect on net loss and loss per share if we had applied the fair market value recognition provisions of SFAS 123(R) for the 52 weeks ended April 28, 2006.

For the 52 Weeks Ended
April 28, 2006
Net loss as reported	$(59,069,192)
(1) Add: Stock-based employee compensation expense included in net loss, net of tax effects	717,661
(1) Deduct: Total stock-based employee compensation expenses determined under the fair value method for all awards, net of related tax effects	(26,384,997)
Pro-forma net loss	$(84,736,528)
Loss per share:
Basic — as reported	(2.37)
Basic — pro-forma	(3.40)
Diluted — as reported	(2.37)
Diluted — pro-forma	(3.40)
__________

(1)	There was no tax effect included in these amounts due to the valuation allowance.

Stock Recognition Program.  In May 1992, our Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,200 shares of our common stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of our President, based on nominations made by fellow employees. At April 25, 2008, 2,230 shares remain available for future issuances under the program.

Note 10.  New Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  As a result of the implementation of FIN 48 on April 28, 2007, we reduced our deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $5.6 million. There was no adjustment to our accumulated deficit as a result of unrecognized tax benefits because of the full valuation allowance against the related deferred tax assets.  The amount of unrecognized tax benefits did not change materially during fiscal year 2008.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued “FSP FAS 157-2 – Effective date of FAS No. 157.” This FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Our implementation of FAS 157 as of April 26, 2008 will not have an impact in our consolidated results of operations and financial position.

In December 2006, the FASB issued FSP EITF 00-19-2 (“FSP”). The FSP addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in the FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of the FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, it is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted the FSP on April 28, 2007. The implementation of the FSP resulted in an adjustment to the beginning balance in accumulated deficit in the amount of approximately $0.3 million recorded during the 52 weeks ended April 25, 2008.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with our Board’s long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be fiscal year 2009. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. Our implementation of FAS 159 as of April 26, 2008 will not have an impact in our consolidated results of operations and financial position.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”). FAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. FAS 160 is effective for the periods beginning on or after December 15, 2008. Earlier application is prohibited. We are currently evaluating the impact that the implementation of FAS 160 as of April 25, 2009 may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) required most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” FAS 141(R) applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under FAS 141(R), all business combinations will be accounted for by applying the acquisition method. FAS 141(R) is effective for periods beginning on or after December 15, 2008. We are currently evaluating the impact that the implementation of FAS 141(R) as of April 25, 2009 may have on our consolidated results of operations and financial position.

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). It requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial positions, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. FAS 161 expands the current disclosure framework in FAS 133. FAS 161 is effective prospectively for periods beginning on or after November 15, 2008, or April 25, 2009 for us. We are currently evaluating the impact that the implementation of FAS 161 may have in our consolidated results of operations and financial position.

Note 11.  Income Taxes

The U.S. and foreign components of loss before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
Loss before income taxes:
Domestic	$(8,627,510)	$(48,172,762)	$(57,271,372)
Foreign	(1,972,092)	(2,928,570)	(1,698,554)
	$(10,599,602)	$(51,101,332)	$(58,969,926)

Provision for current income tax expense:
Federal	$64,721	$—	$—
State and local	68,440	27,790	39,730
Foreign	27,947	50,985	59,536
	$161,108	$78,775	$99,266
Provision for deferred income tax expense (benefit):
Federal	$—	$—	$—
State and local	(425,945)	—	—
Foreign	—	—	—
	$(425,945)	$—	$—
Total Provision	$(264,837)	$78,775	$99,266

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of loss before income taxes:

	For the 52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in deferred tax valuation allowance excluding impact of shortfall	29.1	30.2	31.6
Federal income tax provision	0.6	0.0	0.0
Shortfall on settlement of options and restricted stock	30.8	1.8	0.0
Reduction in valuation allowance due to shortfall	(30.8)	(1.8)	0.0
Foreign taxes	0.3	0.1	0.1
State and local tax provision	(3.4)	0.1	0.1
Other, net	4.9	3.8	2.4
	(2.5)%	0.2%	0.2%

Significant components of our deferred tax assets are as follows:

	April 25, 2008	April 27, 2007
Deferred tax assets:
Federal net operating loss carryforwards	$79,255,912	$82,344,559
State net operating loss carryforwards and other	9,577,159	9,337,842
Deferred compensation expense	8,028,569	8,238,132
Foreign net operating loss carryforwards	7,920,487	7,305,790
Licensing income	2,916,924	—
Charitable contribution carryforwards	1,698,856	877,286
Accrued expenses	640,963	710,119
Property and equipment	604,458	467,325
Inventory costs capitalized	537,162	400,011
Reserves	192,304	258,237
Federal tax credit carryforwards	95,650	4,207,517
Total deferred tax assets	111,468,444	114,146,818
Deferred tax liabilities, net	—	—
Deferred tax valuation allowance	(111,042,498)	(114,146,818)
Net deferred tax assets	$425,946	$—

At April 25, 2008, we have net operating loss carryforwards of approximately $254.4 million for federal income tax purposes, which expire during the years 2009 through 2027, and tax credit carryforwards of approximately $4.0 million for federal income tax purposes, which expire during the years 2009 through 2021. At April 25, 2008, we have net operating loss carryforwards of approximately $95.7 million for state and local income tax purposes, which expire at various dates beginning in 2009. In August 2006, we experienced an ownership change as defined in Section 382 of the IRC. Our ability to utilize credit carryforwards to offset future tax liabilities and to utilize certain net operating losses to offset future taxable income may be limited pursuant to IRC Section 382.

In connection with the issuance of our Convertible Notes as disclosed in “Note 6. Convertible Notes” we purchased the Note Hedge from MLI for approximately three million shares of our common stock at an exercise price of $41.50 per share during the quarter ended October 28, 2005. The Convertible Note and the Note Hedge are considered a synthetic debt instrument under the rules of Treasury Regulation 1.1275-6. Tax benefits derived from amortization of the cost of the Note Hedge are recorded in equity.  In April 2008, the parties to the Indenture executed the Supplemental Indenture under which we agreed to repurchase for cash at par value any note tendered in December 2011, nine months ahead of the maturity date under the original Indenture.  On May 5, 2008, MLI delivered to us a notice asserting that the Note Hedge was terminated effective May 6, 2008 in accordance with the terms of the original Hedge Agreement. We are reviewing MLI’s assertion that the Note Hedge has been terminated and the tax consequences of that action.

A valuation allowance is established if it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. We believe that there is sufficient uncertainty regarding future taxable income and realizability of deferred tax assets such that a valuation allowance is required to fully offset deferred tax assets for the 52 weeks ended April 25, 2008 except for the Texas Temporary Credit for Business Loss Carryforwards discussed below. We continually review the adequacy and necessity of the valuation allowance in accordance with the provision of SFAS No. 109 “Accounting for Income Taxes.” Of the total valuation allowance at April 25, 2008, approximately $20.8 million relates to stock option compensation deductions and $4.0 million relates to amortization of the Note Hedge. The tax benefit associated with stock option compensation deductions and the Note Hedge will be credited to equity when realized. The valuation allowance decreased approximately $3.1 million for the 52 weeks ended April 25, 2008 due primarily to changes in valuation allowance related to the utilization of federal net operating loss carryforward, the reduction of deferred tax benefits for uncertain tax positions under FIN 48, and the increase in deferred tax benefits for licensing income.  The valuation allowance increased approximately $16.3 million for the 52 weeks ended April 27, 2007 due primarily to an increase in the federal net operating loss carryforwards.  In fiscal years 2008 and 2007, the effect of tax shortfall on settlement of options and restricted stock is reflected in the rate reconciliation with the concurrent and offsetting reduction in the valuation allowance.

Effective April 28, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, "Accounting for Income Taxes," and requires additional disclosures about uncertain tax positions.  Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority.  If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

The following is a rollforward of our total gross unrecognized tax benefit for fiscal year 2008 (in thousands):

Balance as of April 28, 2007	$(5,562)
Tax positions related to current year	—
Tax positions related to prior years:
Reductions for tax positions related to lapses of statute of limitations:
Credits	198
Imputed interest on overseas payments	109
Change in effective tax rate (federal and state)	11
Balance as of April 25, 2008	$(5,244)

The unrecognized tax benefits of $5.6 million, at adoption, include no uncertain tax positions that would impact our effective tax rate if recognized.  The application of FIN 48 would have resulted in a decrease in retained earnings of $5.6 million. However, the decrease was fully offset by a decrease in the related valuation allowance.

We expect that the amount of unrecognized tax benefits will decrease by approximately $0.2 million in the next 12 months due to expiring credit carryforwards; however, we do not expect the change to have any impact on our results of operations or financial position because of the existence of the valuation allowance.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense. For the 52 weeks ended April 25, 2008 we did not have any accrued interest or penalties associated with unrecognized tax benefits.

We are currently under limited scope audit by the Internal Revenue Service (“IRS”) and the state of California in connection with our stock option activity. In November 2007, we received an IRS request for a remote examination and associated information document requests seeking information related to our stock option practices.  In February 2008, the IRS made an additional information document request also related to our stock option practices.  We are endeavoring to cooperate with the IRS in this examination by providing documents and information in response to its examination requests. The examination is ongoing. We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for 1994 and subsequent years, with certain exceptions.

In May 2006, Texas enacted the Texas Margin Tax law which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a new "taxable margin" component for taxable years ended on or after January 1, 2007.  As a result of the Texas Margin Tax law we recognized in fiscal year 2008, current state income tax expense of $38,000 for the state of Texas and a deferred state income tax benefit of approximately $426,000 for the Texas Temporary Credit for Business Loss Carryforwards.  Under the Texas Margin Tax law, we have the right to claim this credit against the Texas margin tax liability on an annual basis over a twenty year period.  As a result, we have recorded a deferred tax asset in fiscal year 2008 of approximately $426,000, included in Other Assets on our Balance Sheet.  This deferred tax asset was recorded because we believe it is more-likely-than-not that the asset will be realized based on projections of our future Texas margin tax liabilities.

Note 12.  Employee Retirement Savings Plan

We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”) which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We match 50% of employees’ contributions up to 6% of eligible earnings. We incurred expenses applicable to these contributions of approximately $0.8 million, $1.2 million and $1.5 million for the fiscal years 2008, 2007 and 2006, respectively.

Note 13.  Commitments and Contingencies

Post-market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on treatment-resistant depression patients. One study of 460 patients, the dosing study, is a randomized controlled study assessing three different stimulation paradigms. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. Enrollment in both studies is ongoing. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates.  Since fiscal year 2006 when the studies were initiated to the end of fiscal year 2008, we have incurred direct expenses of approximately $4.2 million for the dosing study and $2.0 million for the TRD registry.

License Agreements.  We have executed a license agreement that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders. The license agreement provides that we will pay a royalty equal to the greater of $36,000 per year or 3% of net sales of licensed products during fiscal years 2004 through 2011, after which the royalty rate will decline to one percent for the remaining term of the licensed patents. These patents expire between 2011 and 2022. The license agreement runs for successive three-year terms, renewable at our election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. Our royalty payments pursuant to this agreement are expensed as incurred.

Effective December 17, 2007, we entered into a license agreement (the “EES License Agreement”) with Ethicon Endo-Surgery, Inc. (“EES”), granting EES an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension or diabetes in exchange for an up-front, non-refundable payment of $9.5 million plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  EES has the obligation to pay or reimburse us for expenses related to patents issued and applications pending outside the U.S.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. During the fiscal year ended April 25, 2008, we recognized revenue in the amount of approximately $0.5 million applicable to the EES License Agreement, and recorded a related cost of $47,500 applicable to the transfer of certain patent rights.  The unrecognized portion of the $9.5 million up-front payment is included in Other Long Term Liabilities on the Consolidated Balance Sheet as of April 25, 2008.

Royalty expenses for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006 were $3.6 million, $3.8 million and $3.6 million, respectively.

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, straight-line, as reductions to rent expense over the term of the lease. At April 25, 2008 and April 27, 2007, we had zero and approximately $152,000 of deferred rent, respectively. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

During fiscal year 2008 we surrendered a portion of our leased facilities at 100 Cyberonics Boulevard in Houston Texas.  The net present value of our future lease obligations related to the space surrendered as of April 25, 2008 is approximately $563,000, partially offset by the net present value of the estimated proceeds from the sublease of the space surrendered of approximately $480,000.  A net expense and accrued liability of approximately $83,000 were recorded as of April 25, 2008.

Future minimum payments relating to these agreements at April 25, 2008 are as follows:

52/53 Weeks Ending on the last Friday of April:
2009	$3,401,187
2010	3,228,752
2011	2,793,827
2012	2,726,132
2013	2,768,719
Thereafter	4,731,716

Our rental expense for the 52 weeks ended April 25, 2008, April 27, 2007 and April 28, 2006 amounted to approximately $3.0 million, $3.2 million and $3.0 million, respectively.

Distribution Agreements.  At April 25, 2008, we had approximately 42 distribution agreements with independent distributors that grant the distributor the right to distribute our products in designated territories located in Canada, Mexico, Central and South America, Asia, Australia, the Middle East and parts of Europe. The distribution agreements generally grant the distributor exclusive rights for the designated territory for a specified period of time, generally one to three years. Under the terms of the agreement, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration.

Other Commitments.  We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited, however, we believe the fair value of these indemnification agreements is not estimable.

At April 25, 2008, we had approximately $0.3 million in noncancelable commitments related to domestic marketing programs planned for our VNS Therapy System and royalty agreements during fiscal year 2009.

Note 14.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Indenture Default Litigation

In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we were in default of our obligations under the Indenture with respect to our Convertible Notes, as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately. To clarify our rights and responsibilities under the Indenture, we filed a declaratory judgment action in October 2006 in Texas state court seeking a declaration that no event of default has occurred under the Indenture and requesting attorney fees under the Declaratory Judgment Act. In January 2007, the Trustee removed the lawsuit to the U.S. District Court for the Southern District of Texas, Cyberonics, Inc. v. Wells Fargo Bank, N.A. as the Trustee under Indenture, Civil Action No. A:07-CV-121, and filed an answer and counterclaim seeking damages for the alleged default. After both parties filed motions for summary judgment, the district court granted our motion and denied the Trustee’s motion, declaring that “Cyberonics satisfied its contractual obligations and has not breached the Agreement.” As a result of the pending litigation, the Convertible Notes were classified as short term liabilities in our balance sheet as of April 27, 2007.

The Trustee appealed the district court’s decision to the U.S. Court of Appeals for the Fifth Circuit.  With the appeal still pending, we reached an agreement with the Trustee to settle the proceedings and executed a Settlement Agreement and Supplemental Indenture on April 17, 2008.  Pursuant to the terms of the settlement, the appeal was dismissed with prejudice, the parties released all claims, and the parties executed the Supplemental Indenture.  The Supplemental Indenture obligates us to repurchase for par value any of the Convertible Notes tendered to us on December 27, 2011, nine months prior to the original maturity date of the Convertible Notes.  The settlement and the associated documents allow us to reflect the Convertible Notes as a long-term liability at April 25, 2008.

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

The lead plaintiffs filed a consolidated amended complaint in November 2005. The complaint generally alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding our VNS Therapy System as a therapy for depression. In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. In July 2006, the District Court granted our motion to dismiss the consolidated complaint, allowing the plaintiffs 30 days to file an amended complaint. The court found that the plaintiffs failed to meet their burden to plead a securities fraud claim with particularity, including failures to allege with particularity a material misstatement or omission, to allege facts sufficient to raise a strong inference of intent or severe recklessness, and to allege sufficiently the causal connection between the plaintiffs’ loss and the defendants’ actions. The court noted that “the deficiencies in Plaintiffs’ complaint might well extend beyond the point of cure,” but nonetheless granted plaintiffs the right to amend their complaint in light of the strong presumption of law favoring a right to amend.

In August 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding the VNS Therapy System as a therapy for treatment-resistant depression. The lead plaintiffs allege that the defendants failed to disclose that certain individuals associated with the FDA had safety and efficacy concerns about the use of the VNS Therapy System for the treatment of depression and questioned the adequacy of evidence of safety and effectiveness we presented to the FDA, that the defendants misrepresented the prospect for payer reimbursement for the VNS Therapy System, that the defendants concealed executive compensation and governance issues, and that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. The lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired our securities during the period February 5, 2004 through August 1, 2006. The amended complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.

In October 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss that same month, and the defendants filed a reply to the opposition in November 2006. Also in October 2006, a week before the defendants filed their reply in connection with the motion to dismiss the amended complaint, the Los Angeles County Employees Retirement Association filed a motion seeking to intervene and asking the court to require the lead plaintiffs to republish notice of the amended class action claims. In November 2006, the court issued an order compelling republication of notice and staying the proceeding pending determination of the lead plaintiff pursuant to the Private Securities Litigation Reform Act. In December 2006, the lead plaintiffs published notice of the filing of the first amended complaint, stating that investors who purchased our securities during the expanded class period (February 5, 2004 through August 1, 2006, inclusive) may move the court for consideration to be appointed as lead plaintiff within 60 days. In February 2007, the court lifted the stay, and in March 2007, the lead plaintiffs filed a motion seeking leave to file an amended complaint. In April 2007, the court denied the plaintiff’s motion to amend without prejudice and stayed the litigation in light of issues raised in a case that was pending before the U.S. Supreme Court, but had not yet reached a resolution. In June 2007, the court lifted the stay and granted plaintiffs leave to “supplement — not amend” their first amended complaint and granted us leave to “supplement — not amend” our motion to dismiss the first amended complaint. In October 2007, the court issued an order dismissing the plaintiffs’ supplemented first amended complaint with prejudice, and the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  The plaintiffs filed their Brief of Appellants in January 2008.  We filed our Brief of Appellee in February 2008, and the plaintiffs filed their Reply Brief later that same month.  The Court of Appeals has scheduled oral argument in July 2008.  Our brief to the appellate court seeks the affirmance of the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.

Stockholder Derivative Litigation

We were named as a nominal defendant in a stockholder derivative lawsuit brought on behalf of the company styled Rudolph v. Cummins, et al pending in the U.S. District Court for the Southern District of Texas, Houston Division, naming several of our current and former officers and directors as defendants, alleging purported improprieties in our issuance of stock options and the accounting related to issuances. The operative Amended Complaint also purported to state a putative class action claim against the individual defendants for violation of Section 14(a) of the Exchange Act, as well as claims against the individual defendants for breach of fiduciary duty, gross mismanagement and corporate waste, against the officer defendants for unjust enrichment, and against certain individual defendants for insider trading.

We were also named as a nominal defendant in five stockholder derivative lawsuits brought on behalf of the company in the District Court of Harris County, Texas, alleging purported improprieties in our issuance of stock options and the accounting related to such issuances. These cases were consolidated into a single case, In re Cyberonics, Inc. Derivative Litigation, in the 189th Judicial District Court of Harris County, Texas in January 2007 (together with Rudolph v. Cummins, the “Derivative Lawsuits”).

In November 2006, our Board formed a Special Litigation Committee (“SLC”) to investigate, analyze and evaluate the claims raised in the Derivative Lawsuits and to determine the actions, if any, we should take with respect to the derivative claims, including whether to pursue, to seek to dismiss or to attempt to resolve the derivative claims in the best interests of us and our stockholders.

In October 2007, we and the individual defendants reached an agreement in principle, set forth in a memorandum of understanding (“MOU”), with the plaintiffs, to settle claims alleged in the Derivative Lawsuits.  The settlement, which was subject to a stipulation of settlement to be approved by the parties, the SLC of our Board, and our insurer, provided in pertinent part as follows:

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

—
The plaintiffs will seek court approval for an award of attorneys fees and reimbursement of expenses in an amount not to exceed $650,000 to be paid solely by us or our insurer, which approval the settling defendants will not oppose;

—	The settlement will become effective and any award of fees and expenses to the plaintiffs’ counsel will become payable only if and when the following conditions are satisfied:
	ú	the SLC and our insurer approve the settlement documentation;
	ú	the plaintiffs complete confirmatory discovery demonstrating to the reasonable satisfaction of plaintiffs’ counsel that the settlement is fair and reasonable;
ú
the court in In re Cyberonics, Inc. Derivative Litigation enters a judgment, after notice and opportunity for a final hearing, approving the settlement and dismissing with prejudice the claims against all defendants;

	ú	the court in Rudolph v. Cummins enters a judgment dismissing with prejudice the claims against all defendants without costs; and
	ú	the foregoing judgments become final judgments no longer subject to review.
—	The MOU is null and void if any of the foregoing conditions is not satisfied.

In December 2007, as contemplated in the MOU, we, along with the individual defendants, entered into a Stipulation of Settlement (“Stipulation”) with the plaintiffs pursuant to which the parties agreed, consistent with the terms and conditions in the MOU, to settle the claims alleged in the Derivative Lawsuits.  On January 2, 2008, the 189th Judicial District Court of Harris County, Texas entered a Preliminary Approval Order setting a hearing for March 7, 2008 on final approval of the settlement, approving the forms of notice to shareholders of the settlement, and setting a deadline on February 26, 2008 for the filing of objections to the settlement.  In January 2008, we published notices of the settlement to shareholders.

On March 7, 2008, the 189th Judicial District Court of Harris County, Texas entered a final judgment approving the settlement and dismissing the case.  On March 17, 2008, the United States District Court for the Southern District of Texas entered a final judgment dismissing Rudolph v. Cummins.  Also on March 17, 2008, our insurer paid $650,000 into escrow pending finality of the judgments in the Derivative Lawsuits.  On April 22, 2008, the period for appealing the judgments in the Derivative Lawsuits expired without an appeal.  Thereafter, the escrowed funds were paid to the plaintiffs’ attorneys.

Governmental Investigation of Options Granting Practices

On June 9, 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants. On June 26, 2006, we received a subpoena from the Office of the United States Attorney for the Southern District of New York requesting documents related to our stock option grants practices and procedures. On October 23, 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by Blue Cross and Blue Shield of Alabama and Aetna and aging of our accounts receivable since January 1, 2003. We are cooperating with the SEC staff and the U.S. Attorney’s Office. Our Board directed the Audit Committee to conduct an independent investigation of our stock option grants, practices and procedures, including compliance with Generally Accepted Accounting Principles and all applicable statutes, rules and regulations, and the Audit Committee retained independent counsel to assist it in completing that review.

The Audit Committee, with the assistance of its independent counsel and counsel’s forensic accountants, completed its review of our stock option grants, practices and procedures. The Audit Committee concluded that incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 through 2003. Based on the Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, our Board concluded on November 18, 2006, that we needed to restate certain of our historical consolidated financial statements to record non-cash charges for compensation expense relating to past stock option grants. The effects of these restatements are reflected in the consolidated financial statements, including unaudited quarterly data. None of the restatements have any impact on net cash provided by (used in) operating activities.

In November 2007, the Internal Revenue Service (“IRS”) initiated a limited scope remote examination and tendered a document request seeking information related to our stock option practices.  In February 2008, the IRS tendered a second document request seeking additional information related to our stock option practices.  We are endeavoring to cooperate with the IRS in this examination by providing documents and information in response to its requests.  The examination is ongoing.

Senate Finance Committee Investigation

In May 2005, we received a letter from the Senate Finance Committee (“SFC”) advising us that it is examining FDA’s handling of our PMA-Supplement for the use of VNS Therapy to address depression. Following our responses to the May letter, we received a second letter from the SFC in July 2005, to which we responded by providing the requested documents and information. In February 2006, the SFC published a Committee Staff Report entitled, “Review of FDA’s Approval Process for the Vagus Nerve Stimulation System for Treatment-Resistant Depression.” The report states that a senior FDA official approved our VNS Therapy System for depression despite the conclusion of more than 20 FDA scientists, medical officers and management staff who reviewed our application and that the application did not demonstrate reasonable assurance of safety and effectiveness sufficient for approval in depression. The report concludes that the FDA did not disclose to the public the scientific dissent within the FDA regarding the effectiveness of the VNS Therapy System for depression and that the FDA has not ensured that the public has all of the accurate, scientific information regarding the VNS Therapy System for depression it needs. The report does not accuse us of any misconduct and does not conclude that FDA violated any law, regulation or procedure by approving VNS Therapy for depression; however, the report states that the SFC staff received a range of allegations regarding FDA and us and that allegations other than those addressed in the report may be addressed at a later date. The report follows a year-long investigation conducted by the staff of the SFC, including letters we received in May 2005 and July 2005 requesting documents and information. We cooperated with the SFC staff and provided the requested documents and information.

We received a letter in November 2006 and a second letter in March 2007 from Senator Charles Grassley on behalf of the SFC requesting our cooperation in providing certain documents and information relating to (1) our employees, agents, and consultants regarding their meetings and communications with the Centers for Medicare and Medicaid Services (“CMS”) regarding coverage of the VNS Therapy System for depression and (2) our agents’ and consultants’ participation in presentations, preparation of publications, and advice to government agencies on VNS Therapy for depression. We believe that we have responded fully to Senator Grassley’s requests.

Note 15.  Concentrations

Our cash equivalents and trade accounts receivable represent potential concentrations of credit risk.

We minimize potential concentrations of credit risk in cash equivalents by placing investments in high quality financial instruments and, as required by our corporate investment policy, limiting the amount of investment in any one issuing party. At April 25, 2008, management believes that we have no significant concentrations of credit risk related to these assets and have incurred no material impairments in the carrying values of our cash equivalents.

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

We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources or redesigning specific components of the VNS Therapy System, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

We rely upon favorable reimbursement, coverage and coding for VNS Therapy. Essentially all patients implanted with VNS Therapy for the treatment of epilepsy are covered by private payers, Medicare or Medicaid. VNS Therapy for epilepsy has specifically approved codes for physicians, surgeons and hospitals.

Note 16. Re-Negotiation of Leased Facilities

In December 2007, we re-negotiated the lease on our premises located at 100 Cyberonics Blvd., Houston Texas, extending the term for 86 months, commencing on November 1, 2007 and ending on December 31, 2014, and agreeing to surrender the use of 19,376 square feet of the premises.  In January 2008, we completed the abandonment of the portion of the leased space that we had agreed to surrender.  In March 2008, we agreed to surrender an additional 294 square feet and further modify our minimum lease obligations.  The net present value of our future lease obligations related to the space surrendered as of April 25, 2008, is approximately $563,000, partially offset by the net present value of the estimated proceeds from the sublease of the space surrendered of approximately $480,000. A net expense and accrued liability of approximately $83,000 were recorded as of April 25, 2008.

Note 17.  Geographic Information

	Net Sales
	52 Weeks Ended
	April 25, 2008	April 27, 2007	April 28, 2006
United States	$94,902,720	$111,077,666	$107,906,412
International	26,327,022	19,890,771	15,535,163
Total	$121,229,742	$130,968,437	$123,441,575

	Long-Lived Assets
	April 25, 2008	April 27, 2007	April 28, 2006
United States	$8,467,363	11,475,519	$14,502,293
International	727,305	742,107	522,051
Total	$9,194,668	12,217,626	$15,024,344

Sales are classified according to the country of destination, regardless of the shipping point.

All assets located outside of the U.S. are classified as “International.”

Note 18.  Quarterly Financial Information — Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Totals(1)
52 weeks ended April 25, 2008
Net sales	$29,075,469	$28,946,696	$29,315,933	$33,891,644	$121,229,742
Gross profit	23,523,702	24,370,592	24,245,263	27,997,811	100,137,368
Net earnings (loss)	(8,163,463)	(4,077,340)	(997,316)	2,903,354	(10,334,765)
Basic and diluted earnings (loss) per share	(0.31)	(0.15)	(0.04)	0.11	(0.39)
52 weeks ended April 27, 2007
Net sales	$33,731,520	$34,140,796	$31,664,282	$31,431,839	$130,968,437
Gross profit	29,930,192	30,336,850	26,736,914	25,706,107	112,710,063
Net loss	(8,533,387)	(12,493,703)	(19,385,300)	(10,767,717)	(51,180,107)
Basic and diluted loss per share	(0.34)	(0.49)	(0.76)	(0.42)	(2.01)
__________

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

INDEX to EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.  The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment with the SEC pursuant to Rule 24b-2 of the general rules and regulations promulgated under the Exchange Act.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2
4.5	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6	Amendment No. 5 to Second Amended and Restated Preferred Share Rights Agreement	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 1, 2007	000-19806	4.1
4.7	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.8	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.9	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.10	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.11	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5*	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor
10.6*	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor
10.7	Purchase Agreement dated September 21, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 27, 2005	000-19806	10.1
10.8	Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and as Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto dated January 13, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 19, 2006	000-19806	10.1
10.9	Consent and Amendment Agreement effective July 27, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2006	000-19806	10.1
10.10	Consent and Amendment Agreement effective October 31, 2006 to the Credit Agreement between Cyberonics, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as Lender, Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the additional Lenders thereto	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 6, 2006	000-19806	10.1
10.11†	Consent and Amendment Agreement, dated December 29, 2006, by and among Cyberonics, Inc., Merrill Lynch Capital, and the Lenders party to the Credit Agreement (as defined therein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 5, 2007	000-19806	10.1
10.12†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.13†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.14†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.15†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.16†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.17†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.18†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.19†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.20†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.21†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.22†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.23†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.24†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.25†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.26†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.27†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.28†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.29†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.30†*
Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.

10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.32†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.33†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.34†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.35†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.36†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.52
10.37†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.38†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.39†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.40†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.41†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.42†*	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.43†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1
10.44†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.2
10.45†	Letter Agreement dated August 1, 2007 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 7, 2007	000-19806	10.1
10.46†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.32
10.47†	Employment Agreement effective August 5, 2005 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 9, 2005	000-19806	99.1
10.48†	Letter Agreement Regarding Advancement of Attorney’s Fees effective September 28, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.34
10.49†	Resignation Agreement effective November 17, 2006 between Cyberonics, Inc. and Robert P. Cummins	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.1
10.50†	Description of Non-Equity Incentive Compensation under the Employment Agreement of Robert P. Cummins	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.67
10.51†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and William Steven Jennings	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.38
10.52†	Separation Agreement between Steve Jennings and Cyberonics, Inc., dated January 31, 2007	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 6, 2007	000-19806	10.1
10.53†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.54†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.55†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.56†	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.44
10.57†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10.58†	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.46
10.59†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10.60†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.48
10.61†*	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein
10.62†*	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein
10.63†	Release Agreement effective May 4, 2007 between Cyberonics, Inc. and John A. Riccardi	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 10, 2007	000-19806	10.1
10.64†	Employee Restricted Stock Agreement dated July 22, 2005 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.51
10.65†	Stock Option Agreement Amendment and Bonus Agreement dated December 28, 2006 between Cyberonics, Inc. and Richard L. Rudolph, M.D.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.53
10.66†*	Letter Agreement dated February 1, 2008 between Cyberonics, Inc. and Dr. Richard L. Rudolph
10.67†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5
10.68†	Cyberonics 1998 Stock Option Notice of Stock Option Grant and Stock Options Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.6
10.69	Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated August 25, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 30, 2005	000-19806	99.1
10.70	Amendment to Consulting Agreement between Cyberonics, Inc. and BK Consulting dated August 23, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 25, 2006	000-19806	10.1
10.71†	Consulting Agreement between Cyberonics, Inc. and BK Consulting, an assumed name used by Reese S. Terry, Jr., a founder and member of the Board of Directors of Cyberonics, Inc., dated May 16, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.65
10.72	Termination of Consulting Agreement between Cyberonics, Inc. and BK Consulting effective November 19, 2006	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 13, 2006	000-19806	10.1
10.73†	Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.58
10.74†	Letter Agreement Regarding Advancement of Attorney’s Fees effective October 12, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.59
10.75†	Resignation Agreement effective November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.45

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.76	Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3
10.77†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.78†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10.79†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10.80†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.64
10.81†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.82†	Settlement Agreement and Release, dated April 18, 2008, by and between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.1
10.83†*	Summary of Non-Employee Director Compensation as of June 24, 2008
10.84†*	Summary of Fiscal Year 2008 Executive Bonus Program
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002