Form 10-Q
period 2008-07-25
CYBERONICS INC
filed 2008-08-25
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 25, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2008
Common Stock $0.01 par value	27,342,394

CYBERONICS, INC.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 25, 2008	April 25, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,148,816	$91,058,692
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $253,676 and $240,925, respectively	18,183,080	20,039,832
Inventories	12,392,718	12,829,710
Other current assets	2,415,291	2,108,185
Total Current Assets	135,139,905	127,036,419
Property and equipment, net of accumulated depreciation of $21,579,774 and $20,935,788, respectively	5,063,279	5,503,139
Other assets	3,528,432	3,691,529
Total Assets	$143,731,616	$136,231,087

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$3,321,346	$2,740,075
Accrued liabilities	13,248,141	14,547,877
Total Current Liabilities	16,569,487	17,287,952

Long-Term Liabilities:
Convertible Notes	125,000,000	125,000,000
Deferred License Revenue and Other	8,792,948	9,166,440
Total Long-Term Liabilities	133,792,948	134,166,440

Total Liabilities	150,362,435	151,454,392

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,125,372 shares issued and 27,331,735 shares outstanding at July 25, 2008; and 27,712,248 shares issued and 26,925,611 shares outstanding at April 25, 2008.	281,254	277,122
Additional paid-in capital	251,255,884	282,788,451
Common stock warrants	25,200,000	25,200,000
Hedges on Convertible Notes	––	(38,200,000)
Treasury stock, 793,637 and 786,637 common shares at July 25, 2008 and April 25, 2008, respectively, at cost	(16,403,945)	(16,298,835)
Accumulated other comprehensive income	224,624	251,394
Accumulated deficit	(267,188,636)	(269,241,437)
Total Stockholders' Equity (Deficit)	(6,630,819)	(15,223,305)
Total Liabilities and Stockholders' Equity (Deficit)	$143,731,616	$136,231,087

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended

	July 25, 2008	July 27, 2007

Net sales	$33,731,858	$29,075,469
Cost of sales	4,816,762	5,551,767
Gross Profit	28,915,096	23,523,702
Operating Expenses:
Selling, general and administrative	21,524,767	25,125,093
Research and development	4,608,175	6,307,723
Total Operating Expenses	26,132,942	31,432,816
Income (loss) from Operations	2,782,154	(7,909,114)
Interest income	508,287	1,117,231
Interest expense	(1,161,650	(1,397,207)
Other income, net	17,234	42,566
Income (loss) before income taxes	2,146,025	(8,146,524)
Income tax expense	93,224	16,939
Net income (loss)	$2,052,801	$(8,163,463)

Basic income (loss) per share	$0.08	$(0.31)
Diluted income (loss) per share	$0.08	$(0.31)

Shares used in computing basic income (loss) per share	26,420,783	26,353,718
Shares used in computing diluted income (loss) per share	26,799,038	26,353,718

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
	July 25, 2008	July 27, 2007

Cash Flow From Operating Activities:
Net income (loss)	$2,052,801	$(8,163,463)
Non-cash items included in net income (loss):
Depreciation	653,626	868,602
Loss on disposal of assets	––	876
Unrealized loss (gain) in foreign currency transactions	189,404	(95,721)
Stock-based compensation	2,626,762	3,282,265
Amortization of financing costs and other items	195,405	204,442
Changes in operating assets and liabilities:
Accounts receivable, net	1,864,232	2,059,984
Inventories	431,849	1,646,114
Other current assets	(311,927)	(144,980)
Other assets, net	(944)	46,888
Accounts payable and accrued liabilities	(684,480)	(2,036,939)
Deferred license revenue	(373,492)	––
Deferred income taxes	2,625	––
Other	(36,191)	1,034
Net cash provided by (used in) operating activities	6,609,670	(2,330,898)

Cash Flow From Investing Activities:
Purchases of property and equipment	(216,533)	(281,816)
Net cash used in investing activities	(216,533)	(281,816)

Cash Flow From Financing Activities:
Payments on financing obligations	––	(58,620)
Proceeds from exercise of options for common stock	4,057,306	4,389,022
Purchase of treasury stock	(105,110)	(115,313)
Net cash provided by financing activities	3,952,196	4,215,089

Effect of exchange rate changes on cash and cash equivalents	(255,209)	(95,709)
Net increase in cash and cash equivalents	10,090,124	1,506,666
Cash and cash equivalents at beginning of period	91,058,692	84,804,876
Cash and cash equivalents at end of period	$101,148,816	$86,311,542

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$28,745	$254,832
Cash paid for income taxes	$119,934	$14,472

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended July 25, 2008

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 25, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 24, 2009. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 25, 2008 (“2008 Form 10-K”).

Note 2.  Stock Incentive and Purchase Plan

Stock Options.  We adopted the Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) effective April 29, 2006, which was the first day of our fiscal year 2007, using the Black-Scholes option pricing model and the Modified Prospective Method, which requires compensation cost to be recognized for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date.

We may grant options to directors, officers and key employees.  Options we grant generally vest ratably over the period ending with the fourth or fifth anniversary of the grant date and have a maximum life of 10 years.  Stock option grant prices are equal to the closing price of our common stock on the last trading day prior to the grant date.  There are no post-vesting restrictions on the shares issued.  We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants.

During the thirteen weeks ended July 25, 2008, we granted options on a total of approximately 297,000 shares to officers and employees at a fair market value of $12.47 and $10.31, respectively.  During the thirteen weeks ended July 27, 2007, we granted no options.  All of the options granted during the thirteen weeks ended July 25, 2008 vest at the rate of 25% on each of the first four anniversaries of the grant date.  As of July 25, 2008, unrecognized compensation expense related to unvested stock options was $1.9 million and is expected to be recognized over a weighted average period of 3.14 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees.  Typically, grants vest ratably and compensation cost is expensed ratably over the service period of one to five years as required under the agreement establishing the grant.  We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the grant. Restricted stock, restricted stock units or stock awards have no purchase cost to the grantee.  Nonvested stock entitles the grantee to dividends, if any, and voting rights for their respective shares.  Sale or transfer of the shares is restricted until vested.  Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. The fair market value and derived service period of market condition-based grants is determined using the Monte Carlo simulation method. The derived service period for performance-based grants is estimated based on our judgment of likely future performance.

Index

During the thirteen weeks ended July 25, 2008 and July 27, 2007, we granted a total of approximately 129,000 and 273,000 restricted shares, respectively, to certain officers, directors and key employees at a weighted average fair market value of $20.94 and $19.13, respectively.  The restricted shares granted during the thirteen weeks ended July 25, 2008 to officers and employees are time-based vesting shares, and all shares will vest on June 16, 2011.  Grants issued to directors during the thirteen weeks ended July 25, 2008 vest at a rate of 25% on each of the first four anniversaries of the grant date.  Unamortized compensation expense related to restricted shares was $2.2 million and is expected to vest over a weighted average period of 2.82 years.

Our net income for the thirteen weeks ended July 25, 2008 and net loss for the thirteen weeks ended July 27, 2007 includes $2.6 million and $3.3 million, respectively, of stock-based compensation expense.  Because of our net operating losses, our deferred tax benefits related to our stock-based compensation expense are offset with a valuation allowance.  In addition, because of our net operating losses, our current tax benefits related to all of our stock-based compensation arrangements are unrealized and unrecognized.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period.  Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December.  As of July 25, 2008, 410,413 shares remain available for future issuances under the Stock Purchase Plan.  No compensation expense is recorded for the Stock Purchase Plan.

Note 3.  Inventories

Inventories consist of the following:

	July 25, 2008	April 25, 2008
	(Unaudited)

Raw materials and components	$5,323,989	$7,220,830
Finished goods	4,971,291	4,391,711
Work-in-process	2,097,438	1,217,169
	$12,392,718	$12,829,710

Note 4.  Accrued Liabilities

Accrued liabilities are as follows:
	July 25, 2008	April 25, 2008
	(Unaudited)
Payroll and other compensation	$6,175,023	$7,987,219
Clinical costs	1,632,469	1,978,942
Interest	1,291,666	354,167
Professional services	1,029,257	907,097
Royalties	992,543	994,398
Tax accruals	952,415	849,680
Other	1,174,768	1,476,374
	$13,248,141	$14,547,877

Index

Note 5.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

Changes in our liability for product warranties are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended
	July 25, 2008	July 27, 2007
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$79,055	$68,822
Warranty expense recognized	2,835	21,537
Warranty settled	—	(650)
Balance at the end of the period	$81,890	$89,709

Note 6.  Convertible Notes

    On September 27, 2005, we issued $125.0 million of convertible notes (the “Convertible Notes”). Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium, in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock.

The issuance of the Convertible Notes provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of approximately $10.0 million and (2) the net cost of $13.0 million related to the call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”).  The Note Hedge and Warrants were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. The estimated fair value of the Convertible Notes as of July 25, 2008 and April 25, 2008 was $119.8 million and $105.8 million, respectively. Market quotes obtained from brokers were used to estimate the fair value of this debt.

Index

Pursuant to the indenture that governs the Convertible Notes (the “Indenture”), we are required to deliver to the trustee of the Convertible Notes (the “Trustee”), “within 15 days after we file them” with the SEC, copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In July 2006, the Trustee asserted that we failed to comply with this requirement under the Indenture.  As part of the settlement of the resulting litigation, the parties executed a supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”).  The Supplemental Indenture obligates us to repurchase for par value any of the Convertible Notes tendered to us on December 27, 2011, nine months prior to the maturity date under the original Indenture.  The Supplemental Indenture otherwise makes no additional changes to the terms of the original Indenture.

Note 7.  Convertible Note Hedge and Warrants

On September 27, 2005, in conjunction with the issuance of $125.0 million of Convertible Notes, we purchased the Note Hedge and sold the Warrants. The Note Hedge and the Warrants are recorded in stockholders’ equity (deficit) on the consolidated balance sheet.  On May 5, 2008 we received from Merrill Lynch International (“MLI”) a notice pursuant to which MLI asserted that the Note Hedge was terminated effective May 6, 2008 in accordance with its terms.  MLI asserted that our execution of the Supplemental Indenture constituted an “Amendment Event” (as such term is defined in the Note Hedge confirmation) that resulted in the occurrence of an “Additional Termination Event” (as such term is defined in the Note Hedge confirmation) and gave rise to a right to termination.  While we are reviewing MLI’s termination of the Note Hedge and the consequences of that action, we have reflected the termination of the Note Hedge as a $38.2 million reduction of paid-in capital.  The termination had no effect on our consolidated statements of operations.

Note 8.  Comprehensive Income (Loss)

We follow FASB Statement No. 130 "Reporting Comprehensive Income" (“FAS 130”) in accounting for comprehensive income (loss) and its components. The comprehensive income for the thirteen weeks ended July 25, 2008 was approximately $2.0 million.  The comprehensive loss for the thirteen weeks ended July 27, 2007 was approximately $8.1 million.

Note 9.  Income Taxes

We account for income taxes under FASB Statement No. 109, “Accounting for Income Taxes" ("FAS 109"). Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

We estimate our effective tax rate for the thirteen weeks ended July 25, 2008 to be less than 4%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local taxes and tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In the past we have experienced ownership changes as defined in Section 382 of the Internal Revenue Code ("IRC") and most recently we experienced an ownership change in August 2006. As a result, our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited.  Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net federal deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Index

In June 2006, the FASB issued Financial Accounting Standard Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The amount of unrecognized tax benefits as determined under FIN 48, did not materially change during the thirteen weeks ended July 25, 2008. We expect that the amount of unrecognized tax benefits will decrease by approximately $0.2 million in fiscal year 2009 due to expiring credit carryforwards; however, we do not expect the change to have any impact on our consolidated results of operations or financial position because of the existence of the valuation allowance.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the thirteen weeks ended July 25, 2008.

We are currently under a limited scope audit by the Internal Revenue Service (“IRS”) in connection with our stock option activity.  In November 2007, we received notification of an IRS request for a limited scope remote examination and associated information document requests seeking information related to our stock option practices. In February 2008, the IRS made an additional information request also related to our stock option practices.  We are cooperating with the IRS in this examination by providing documents and information in response to the examination requests. The examination is currently ongoing. We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1995 and subsequent years, with certain exceptions.

Note 10.  Income (Loss) Per Share

FASB Statement No. 128, “Earnings Per Share” (“FAS 128”) requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	For the Thirteen Weeks Ended
	July 25, 2008	July 27, 2007
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$2,052,801	$(8,163,463)

Denominator:
Basic weighted average shares outstanding	26,420,783	26,353,718
Effect of dilutive securities	378,255	––
Diluted weighted average shares outstanding	26,799,038	26,353,718
Basic income (loss) per share	$0.08	$(0.31)
Diluted income (loss) per share	$0.08	$(0.31)

Index

Excluded from the computation of diluted EPS for the thirteen weeks ended July 25, 2008 were outstanding options to purchase approximately 1.3 million common shares, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding their current fair market value.  Excluded from the computation of diluted EPS for the thirteen weeks ended July 27, 2007 were outstanding options to purchase stock and unvested restricted stock of approximately 5.2 million common shares, because to include them would have been anti-dilutive due to the net loss.

We issued the Convertible Notes during the thirteen weeks ended October 28, 2005, and in conjunction with the Convertible Notes sold Warrants. The Convertible Notes are convertible into approximately 3.0 million shares of our common stock. Dilution is measured in accordance with the "if converted" method of FAS 128, which assumes conversion of the Convertible Notes and adjusts net income for interest expense, net of tax, and adjusts nondiscretionary expenses, such as profit sharing agreements.  The Convertible Notes are not included in the computation of diluted EPS because the adjustments required by the "if converted" method yield earnings per share in excess of basic earnings per share.  We issued the Warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share.  In accordance with the treasury stock method of FAS 128, the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of our common stock.
.
Note 11.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of our operations.

Securities Class Action Lawsuit

In June 2005, a putative class action lawsuit was filed against us and certain of our officers and Robert P. Cummins, then Chairman and CEO, in the U.S. District Court for the Southern District of Texas. The lawsuit is styled Richard Darquea v. Cyberonics Inc., et al., Civil Action No. H:05-cv-02121. A second lawsuit with similar allegations, styled Stanley Sved v. Cyberonics, Inc., et al., Civil Action No. H:05-cv-2414 was filed in July 2005. In July 2005, the court consolidated the two cases under Civil Action No. H-05-2121, styled In re Cyberonics, Inc. Securities Litigation, and entered a scheduling order. In September 2005, the court appointed EFCAT, Inc., John E. and Cecelia Catogas, Blanca Rodriguez and Mohamed Bakry as lead plaintiffs and also appointed lead plaintiffs’ counsel.

The lead plaintiffs filed a consolidated amended complaint in November 2005. The complaint generally alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding our vagus nerve stimulation (“VNS”) therapy (“VNS Therapy™”) system as a therapy for depression. In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. In July 2006, the district court granted the defendant’s motion to dismiss the consolidated complaint, allowing the plaintiffs 30 days to file an amended complaint. The court found that the plaintiffs failed to meet their burden to plead a securities fraud claim with particularity, including failures to allege with particularity a material misstatement or omission, to allege facts sufficient to raise a strong inference of intent or severe recklessness, and to allege sufficiently the causal connection between the plaintiffs’ loss and the defendants’ actions. The court granted plaintiffs the right to amend their complaint in light of the strong presumption of law favoring a right to amend.

Index

In August 2006, the lead plaintiffs filed a First Amended Complaint for Violation of the Securities Laws. The complaint generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding the VNS Therapy System as a therapy for treatment-resistant depression. The lead plaintiffs allege that the defendants failed to disclose that certain individuals associated with the U.S. Food and Drug Administration (“FDA”) had safety and efficacy concerns about the use of the VNS Therapy System for the treatment of depression and questioned the adequacy of evidence of safety and effectiveness we presented to the FDA, that the defendants misrepresented the prospect for payer reimbursement for the VNS Therapy System, that the defendants concealed executive compensation and governance issues, and that the defendants falsely stated that an analyst’s statements about options granted in June 2004 were inaccurate and without merit. The lead plaintiffs seek to represent a class of all persons and entities, except those named as defendants, who purchased or otherwise acquired our securities during the period February 5, 2004 through August 1, 2006. The amended complaint seeks unspecified monetary damages and equitable or injunctive relief, if available.

In October 2006, the defendants filed a motion to dismiss the amended complaint on the basis that the complaint fails to allege facts that state any claim for securities fraud. The lead plaintiffs filed an opposition to the motion to dismiss that same month, and the defendants filed a reply to the opposition in November 2006. In December 2006, pursuant to an order of the district court, the lead plaintiffs published notice of the filing of the first amended complaint.  In March 2007, the lead plaintiffs filed a motion seeking leave to file an amended complaint. In June 2007, the court granted plaintiffs leave to supplement their first amended complaint and granted the defendants leave to supplement their motion to dismiss the first amended complaint. In October 2007, the court issued an order dismissing the plaintiffs’ supplemented first amended complaint with prejudice, and the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.  The plaintiffs filed their Brief of Appellants in January 2008.  We filed our Brief of Appellee in February 2008, and the plaintiffs filed their Reply Brief later that same month.  The court of appeals heard oral argument in July 2008.  In our brief and argument to the appellate court, we seek the affirmance of the district court’s favorable judgment; however, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows.

Governmental Investigation of Options Granting Practices

In June 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants, and we received a subpoena from the Office of the U.S. Attorney for the Southern District of New York requesting documents related to our stock option grants practices and procedures. In October 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by Blue Cross and Blue Shield of Alabama and Aetna and aging of our accounts receivable since January 1, 2003. We are cooperating with the SEC staff and the U.S. Attorney’s Office.

At the direction of our Board, our Audit Committee, with the assistance of its independent counsel and counsel’s forensic accountants, completed a review of our stock option grants, practices and procedures, including compliance with U.S. GAAP and all applicable statutes, rules and regulations. Our Audit Committee concluded that incorrect measurement dates were used for certain stock option grants made principally during the period from 1998 through 2003. Based on our Audit Committee’s investigation, subsequent internal analysis and discussions with our independent registered public accountants, our Board concluded on November 18, 2006, that we needed to restate certain of our historical consolidated financial statements to record non-cash charges for compensation expense relating to past stock option grants. The effects of these restatements are reflected in the consolidated financial statements, including unaudited quarterly data. None of the restatements have any impact on net cash provided by (used in) operating activities.

Index

In November 2007, the IRS initiated a limited scope remote examination and tendered a document request seeking information related to our stock option practices.  In February 2008, the IRS tendered a second document request seeking additional information related to our stock option practices.  We are cooperating with the IRS in this examination by providing documents and information in response to its requests.  The examination is ongoing.

Note 12.  Use of Accounting Estimates

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

Note 13.  New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position, “FSP FAS 157-2 – Effective date of FAS No. 157” (“FAS 157-2”).  FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Our implementation of FAS 157 as of April 26, 2008 did not have an impact in our consolidated results of operations and financial position for the thirteen weeks ended July 25, 2008.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”). FAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. FAS 160 is effective for the periods beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of FAS 160 is not expected to have a material impact on our consolidated results of operations and financial position.

    In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) required most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” FAS 141(R) applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under FAS 141(R), all business combinations will be accounted for by applying the acquisition method. FAS 141(R) is effective for periods beginning on or after December 15, 2008. The adoption of FAS 141(R) is not expected to have a material impact on our consolidated results of operations and financial position.

Index

    In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial positions, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk and the company’s strategies and objectives for using derivative instruments. FAS 161 expands the current disclosure framework in FAS 133. FAS 161 is effective prospectively for periods beginning on or after November 15, 2008, or April 25, 2009 for us. The adoption of FAS 161 is not expected to have a material impact on our consolidated results of operations and financial position.

In July 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.   The levels of authority of the accounting principles available for the preparation of financial statements are called the GAAP hierarchy. The GAAP hierarchy had previously been issued by the Auditing Standards Board (“ASB”) of the American Institute of Certified Public Accountants (“AICPA”), but the FASB decided that the accounting principles applicable to GAAP are not a function of auditing and should be adopted as a FASB Statement.  FAS 162 does not set an explicit mandatory effective date; rather, it will become effective 60 days following approval by the SEC of amendments made by the Public Accounting Oversight Board (“PCAOB”) to AU Section 411,“The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying the provisions of FAS 162 must be reported as a change in accounting principle in accordance with FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”).  An entity must follow the disclosure requirements of FAS 154 and, additionally, disclose the accounting principles that were used before and after the application of the provisions of FAS 162 and the reasons why applying this Statement resulted in a change in accounting principle.  We are currently evaluating the impact that the implementation of FAS 162 may have in our consolidated results of operations and financial position.

Note 14.  Licensing Agreements

    Effective December 17, 2007, we entered into a licensing agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension or diabetes in exchange for an up-front, non-refundable payment of $9.5 million plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in Other Long-Term Liabilities on the Consolidated Balance Sheet as of July 25, 2008.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have made statements that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

—	Changes in our common stock price;
—	Our lack of profitability in the past;
—	Changes in our profitability;
—	Effectiveness of internal controls over financial reporting;
—	Fluctuations in future quarterly operating results;
—	Compliance with applicable regulations;
—	Our indebtedness and debt services, which could adversely affect our financial condition;
—	Our ability to access sufficient, acceptable capital sources;
—
Failure to expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation (“VNS”) therapy (“VNS Therapy™”) or any component which comprises the VNS Therapy system (the “VNS Therapy System”) for the treatment of epilepsy and depression;

—	Failure to transfer the business associated with the use of VNS Therapy for the treatment of depression to a separate business;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection and validity of the intellectual property that relates to VNS Therapy;
—	Changes in the competitive or technological horizons;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future governmental investigations; and
—	Outcomes of pending and future lawsuits.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ending April 25, 2008 (“2008 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

Index

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Business Overview

We are a neuromodulation company incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique therapy, VNS Therapy, for the treatment of refractory epilepsy and depression.

Our proprietary VNS Therapy System includes the following:

—	A generator to provide the appropriate stimulation to the vagus nerve;
—	A lead that is attached to both the generator and the vagus nerve;
—	Associated equipment to assist with necessary implantation surgery;
—	Equipment to assist with setting the stimulation parameters particular to the patient;
—	Appropriate instruction manuals; and
—	Magnets to suspend or induce stimulation manually.

The implantation of the generator and lead into patients is generally performed on an outpatient basis. The battery contained in this generator has a finite life, which varies according to the model and the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to have a new generator implanted, with or without replacing the original lead.

The United States (“U.S.”) Food and Drug Administration (“FDA”) approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area and Canada have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”) recently issued a proposed reduction in the rate reimbursed to our customers for the purchase of the lead portion of the VNS Therapy System. We oppose this proposed change and are engaged in communications with CMS to address the change. If adopted, this decrease in reimbursement may have an adverse impact on our business and a negative impact on our future operating results. Because there are currently no favorable national coverage policies and only a few regional coverage policies for VNS Therapy for depression, we have assisted physicians and patients with obtaining case-by-case approvals since FDA approval in July 2005. Any long-term growth in sales for the treatment of depression is dependent on obtaining favorable national and regional coverage policies for VNS Therapy for depression.  In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.

Index

In February 2008, we announced that, after consulting with clinical and reimbursement experts, we had developed a plan, including the conduct of an additional randomized clinical trial, or possibly more than one such clinical trial, to obtain reimbursement coverage for our depression indication.  We also announced a plan to transfer our depression business to a separate entity, in which we expect to maintain at least a minority interest.  We have engaged an investment bank to assist us in identifying a partner to provide the funding necessary to execute this plan.  Our efforts in this regard continue and our objective is to finalize this course of action by the end of calendar year 2008.

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

We are actively engaged in determining how we can license intellectual property rights to third parties in order to optimize our portfolio. This includes the assessment and determination of which of our intellectual property rights for particular indications we do not have immediate plans to develop and identifying whether these rights should be licensed to third parties. It also involves the assessment of the intellectual property rights of third parties in order to determine whether we should attempt to acquire those rights through a license. We recently granted rights to a third party to use our technology to treat obesity.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. As of July 25, 2008, we have incurred an accumulated deficit of approximately $267.2 million.  We are focused on advancing the clinical foundation as a basis for establishing, maintaining and extending reimbursement for VNS Therapy. This may involve increased investment in clinical trials.

Critical Accounting Policies and Significant Accounting Estimates

The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

Index

We consider the following accounting policies to be the most critical because, in management’s view, they are most important to the portrayal of our consolidated financial position and results of operations and most demanding in terms of requiring estimates and other exercises of judgment.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances, recognition of licensing revenue, product warranties, stock option expenses and income tax valuation allowances.

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, NV are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Statement of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income (loss) section of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

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

Leases.  Financial Accounting Standards Board (“FASB”) Statement No. 13,“Accounting for Leases” (“FAS 13”) establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to the contract of leased facilities and other lease obligations recorded in compliance with FAS 13. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight line method, as reduction to rent expense over the term of the lease. Scheduled rent increases and paid holidays are recognized on a straight-line basis over the term of the lease.

Stock Options.  Before April 29, 2006, we adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and FASB Statement 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). Because of this election, we accounted for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations.

Index

We adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) on April 29, 2006 using the Black-Scholes option pricing model and the Modified Prospective Method, which requires the compensation cost to be recognized for grants issued after the adoption date and the unvested portion of grants issued prior to the adoption date.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees. Nonvested restricted stock grantees are entitled to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Share grants have no purchase cost to the grantee. Typically grants vest ratably and compensation costs are amortized over the requisite service period of one to five years. We also grant restricted stock subject to performance or market conditions that can vest over derived service periods. The fair value of restricted stock is determined for accounting purposes, on grant date using the grant date fair market value of our stock. We utilize the Monte Carlo simulation method to establish the fair value, the expected vesting date and derived service period of the market conditions based grants. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including stock price volatility.

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

Licensing Revenue.  We evaluate our license agreements and recognize licensing revenue considering the guidance provided by Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” Regulation S-X Rule 5-03(b)(1), “Sales and Revenue,” EITF 01-14, “Income Statement Characterization of Reimbursement of Out-of-Pocket Expenses” and other regulations as applicable.

Licensing Expense.  We have executed license agreements under which we have secured the rights provided under certain patents. Royalties payable under the terms of these agreements are expensed as incurred.

Research and Development.  All research and development costs are expensed as incurred.

Income Taxes.  We account for income taxes under FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”).  Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets and liabilities are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

Index

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

U.S. net product sales for the thirteen weeks ended July 25, 2008 increased by approximately $3.1 million, or 14%, as compared to the fiscal year 2008 first quarter due to growth in unit sales volumes and higher average selling prices.  International net sales for the thirteen weeks ended July 25, 2008 increased by approximately $1.1 million, or 19%, as compared to fiscal year 2008 first quarter due to a decrease in unit sales volume of 2% offset by an increase in average selling prices of 20%.  The increase in average selling prices was due in part to a favorable currency exchange impact of 10%.

U.S. net product sales attributable to the depression indication have declined significantly since the May 2007 issuance by the CMS of a national non-coverage determination with respect to VNS Therapy for depression. We estimate that our net domestic sales attributable to depression for the thirteen weeks ended July 25, 2008 were approximately $0.5 million compared to $2.2 million for the corresponding period last year, a decrease of approximately 79%.

In December 2007, we received a $9.5 million up-front payment relating to the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes.  We are amortizing this up-front payment on a straight-line basis until April 2014, the estimated end of our obligation to prosecute the related licensed patent applications.  During the thirteen weeks ended July 25, 2008, we recognized revenue in the amount of approximately $0.4 million applicable to our licensing activity. There was no licensing revenue in the first quarter of the prior fiscal year.

Gross Profit

The gross profit for the thirteen weeks ended July 25, 2008 was 86% of net sales, compared to 81% in the corresponding quarter of last year.  The increase in gross profit was primarily a result of higher production volumes and improved efficiencies.

Index

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

Gross profit in licensing revenue for the thirteen weeks ended July 25, 2008 was approximately $0.4 million, or 100%, of licensing revenue.  The cost of licensing revenue, when incurred, represents legal fees to prosecute patent applications and royalties paid applicable to the assignment of certain patents.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses were approximately $21.5 million for the thirteen weeks ended July 25, 2008, a decrease of approximately $3.6 million, or 14.3%, compared to the thirteen weeks ended July 27, 2007. The decrease in expenses was primarily due to our efforts to reduce sales and marketing activities for the depression indication and a reduction of legal and equity compensation expense partially offset by an increase in international SG&A.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities.  R&D expenses were approximately $4.6 million for the thirteen weeks ended July 25, 2008 which represents a decrease of approximately $1.7 million, or 27%, compared to fiscal year 2008 first quarter.  The decrease was primarily due to our reduced efforts for the depression indication and personnel reductions.

Interest Income

Interest income of approximately $0.5 million for the thirteen weeks ended July 25, 2008 decreased by 55% as compared to interest income of approximately $1.1 million for fiscal year 2008 first quarter primarily due to lower interest rates partially offset by higher cash balances.

Interest Expense

Interest expense of approximately $1.2 million for the thirteen weeks ended July 25, 2008 decreased by approximately $0.2 million, or 17%, as compared to the fiscal year 2008 first quarter. The change is primarily due to the termination of the line of credit under the revolving line of credit with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (the “Credit Agreement”).

Other Income (Expense), Net

Other expense, net was approximately $17,000 for the thirteen weeks ended July 25, 2008, compared to $43,000 for the fiscal year 2008 first quarter.   Other expense, net generally includes the effects of transaction gains and losses associated with changes in foreign currency exchange rates and realized gains and losses in connection with the disposal of assets.

Index

Income Taxes

We estimate our effective tax rate for the thirteen weeks ended July 25, 2008 to be less than 4%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local taxes and tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In the past we have experienced ownership changes as defined in IRC Section 382 and most recently we experienced an ownership change in August 2006.  Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382.  Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our federal net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Liquidity and Capital Resources

Overview

Net cash increased by $10.1 million during the thirteen weeks ended July 25, 2008 due primarily to cash provided by operations and stock option exercises.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 25, 2008 and July 27, 2007 were as follows:

	Thirteen Weeks Ended
	July 25, 2008	July 27, 2007
	(Unaudited)	(Unaudited)
Operating activities	$6,609,670	$(2,330,898)
Investing activities	(216,533)	(281,816)
Financing activities	3,952,196	4,215,089

Operating Activities

Net cash provided by operating activities during the thirteen weeks ended July 25, 2008 was $6.6 million as compared to net cash used in operating activities of $2.3 million during the same period of the previous fiscal year.  The primary reasons for the increase in cash provided by operating activities was increased sales, higher gross-profit percentage and reduced overall expenses.

Investing Activities

Net cash used in investing activities during the thirteen weeks ended July 25, 2008 was $0.2 million compared to net cash used in investing activities of $0.3 million during the same period of the previous fiscal year.  This amount represents investment in property and equipment. We estimate a total investment of approximately $3.0 million during the current fiscal year.

Financing Activities

Net cash provided by financing activities during the thirteen weeks ended July 25, 2008 was approximately $4.0 million compared to net cash provided by financing activities of approximately $4.2 million during the same period of the previous fiscal year.  The primary reason for the cash provided by financing activities for both periods is the proceeds from issuance of common stock pursuant to stock option exercises.

Index

Debt Instruments and Related Covenants

Convertible Notes

In September 27, 2005, we issued $125.0 million of convertible notes (the “Convertible Notes”). Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity.

In April 2008, in connection with the settlement of litigation relating to the Convertible Notes, we executed a  supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”) and, as a result, we may be required to repurchase the Convertible Notes at par if tendered to us on December 27, 2011, which is nine months prior to the original maturity.  The Supplemental Indenture otherwise made no additional changes to the terms of the original Indenture.

Contractual Obligations

We are party to a number of contracts pursuant to which we are obligated to pay for clinical studies totaling $1.6 million as of July 25, 2008 which are included in accrued liabilities.  Although we have no firm commitments, we expect to make capital expenditures of approximately $3.0 million during fiscal year 2009, primarily to meet business requirements and to enhance business infrastructure and facilities.

The table below reflects our current obligations under our material contractual obligations as of July 25, 2008:

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual obligations
Less Than One Year	$3,750,000	$3,380,512	$152,533	$7,283,045
1-3 Years	7,500,000	5,914,918	20,068	13,434,986
4-5 Years	126,604,167	5,524,054	20,095	132,148,316
Over 5 Years	—	4,030,544	28,618	4,059,162
Total Contractual Obligations	$137,854,167	$18,850,028	$221,314	$156,925,509

(1)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture.

(2)	Consists of operating lease obligations related to facilities and office equipment.

(3)	Reflects amounts we expect to expend in connection with sales, marketing and training events, employee relocation expenses, and licensing agreements.

    We believe our current financial and capital resources will be adequate to fund anticipated business activities.  However, our liquidity could be adversely affected by the factors affecting future operating results, including those discussed in Part I, Item 1A, “Risk Factors” in our 2008 Form 10-K.

Index

Impact of New Accounting Pronouncements

See “Note 13. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates, foreign currency exchange rates and our Convertible Notes.

    Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates as of July 25, 2008 would not have a material impact on our consolidated results of operations.

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar over the euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the euro, the effect upon net income for the thirteen weeks ended July 25, 2008 would have been favorable by approximately $96,000, or 4.7%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro, the impact on net income for the thirteen weeks ended July 25, 2008 would have been unfavorable by approximately $78,000, or 3.8%.  The fluctuations in foreign currency exchange rates for the thirteen weeks ended July 25, 2008 represented a favorable impact of 10% in our international sales as compared to the same period of the prior fiscal year.

    The fair value of our Convertible Notes is sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices may result in changes in the fair value of the convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At July 25, 2008, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $5.0 million on the net fair value of our Convertible Notes, while a 10% increase in the price of our common stock would have resulted in an increase of approximately $5.5 million on the fair value of our Convertible Notes.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

    We maintain a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 25, 2008.

Index

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the thirteen weeks ended July 25, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Note 11.  Litigation” in the Notes to Consolidated Financial Statements for a description of our material, pending legal matters.

ITEM 1A.  RISK FACTORS

Our business faces many risks.  Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, our consolidated operating results, financial condition and cash flow.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business, our consolidated operating results, financial condition and cash flow.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A, “Risk Factors” in our 2008 Form 10-K.  There has been no material change in the risk factors set forth in our 2008 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Purchase of equity securities by the issuer and affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)

January 26 – February 29, 2008	––	$––	––	1,000,000
March 1 – March 28, 2008	348,300	$12.3051	348,300	651,700
March 29 – April 25, 2008	130,725	$14.5685	130,725	520,975
April 26 – May 30, 2008	7,000	$15.0157	7,000	513,975
Total	486,025	$12.9529	486,025	513,975

(1)	Shares are purchased at market value.
(2)	In February 2008, we announced an open market share repurchase program for the repurchase of up to $1.0 million shares of our outstanding common stock.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 25, 2008

/s/ GREGORY H. BROWNE
Gregory H. Browne
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index
INDEX to EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-Q.

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