Form 10-Q
period 2008-10-24
CYBERONICS INC
filed 2008-11-21
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 24, 2008

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common Stock $0.01 par value	27,297,887

CYBERONICS, INC.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 24, 2008	April 25, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,340,855	$91,058,692
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $356,920 and $240,925, respectively	20,155,709	20,039,832
Inventories	12,580,660	12,829,710
Other current assets	1,991,727	2,108,185
Total Current Assets	105,068,951	127,036,419
Property and equipment, net of accumulated depreciation of $21,849,562 and $20,935,788, respectively	4,888,675	5,503,139
Other assets	2,511,820	3,691,529
Total Assets	$112,469,446	$136,231,087
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,608,500	$2,740,075
Accrued liabilities	12,109,560	14,547,877
Total Current Liabilities	15,718,060	17,287,952
Long-Term Liabilities:
Convertible notes	84,650,000	125,000,000
Deferred license revenue and other	8,413,214	9,166,440
Total Long-Term Liabilities	93,063,214	134,166,440
Total Liabilities	108,781,274	151,454,392
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,143,889 shares issued and 27,321,552 shares outstanding at October 24, 2008; and 27,712,248 shares issued and 26,925,611 shares outstanding at April 25, 2008.	281,439	277,122
Additional paid-in capital	254,121,289	282,788,451
Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	––	(38,200,000)
Treasury stock, 822,377 and 786,637 common shares at October 24, 2008 and April 25, 2008, respectively, at cost	(16,831,128)	(16,298,835)
Accumulated other comprehensive income	(244,994)	251,394
Accumulated deficit	(258,838,434)	(269,241,437)
Total Stockholders' Equity (Deficit)	3,688,172	(15,223,305)
Total Liabilities and Stockholders' Equity (Deficit)	$112,469,446	$136,231,087

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Net sales	$36,031,971	$28,946,696	$69,763,829	$58,022,165
Cost of sales	5,177,800	4,576,104	9,994,562	10,127,871
Gross profit	30,854,171	24,370,592	59,769,267	47,894,294
Operating expenses:
Selling, general and administrative	21,531,424	22,092,842	43,056,191	47,217,935
Research and development	4,806,220	5,886,095	9,414,395	12,193,818
Total operating expenses	26,337,644	27,978,937	52,470,586	59,411,753
Income (loss) from operations	4,516,527	(3,608,345)	7,298,681	(11,517,459)
Interest income	433,646	1,032,800	941,933	2,150,031
Interest expense	(929,018)	(1,402,789)	(2,090,668)	(2,799,996)
Gain on early extinguishment of debt, net	4,612,845	––	4,612,845	––
Other expense, net	(162,494)	(83,664)	(145,260)	(41,098)
Income (loss) before income taxes	8,471,506	(4,061,998)	10,617,531	(12,208,522)
Income tax expense	121,304	15,342	214,528	32,281
Net income (loss)	$8,350,202	$(4,077,340)	$10,403,003	$(12,240,803)

Basic income (loss) per share	$0.31	$(0.15)	$0.39	$(0.46)
Diluted income (loss) per share	$0.14	$(0.15)	$0.23	$(0.46)

Shares used in computing basic income (loss) per share	26,680,551	26,529,485	26,550,667	26,441,601
Shares used in computing diluted income (loss) per share	27,516,723	26,529,485	27,632,656	26,441,601

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
	October 24, 2008	October 26, 2007

Cash Flow From Operating Activities:
Net income (loss)	$10,403,003	$(12,240,803)
Non-cash items included in net income (loss):
Depreciation	1,209,057	1,707,179
Loss on disposal of assets	1,578	1,483
Gain on early extinguishment of debt, net	(4,612,845)	––
Unrealized loss in foreign currency transactions	412,790	69,156
Stock-based compensation	5,221,077	5,846,173
Amortization of financing costs and other items	355,376	390,669
Other non-cash items	––	18,215
Changes in operating assets and liabilities:
Accounts receivable, net	(1,117,839)	1,298,991
Inventories	405,696	2,121,000
Other current assets	(54,465)	499,521
Other assets, net	39,309	95,477
Accounts payable and accrued liabilities	(800,228)	(4,731,131)
Deferred license revenue	(746,984)	––
Deferred income taxes	2,626	––
Other	(81,481)	6,828
Net cash provided by (used in) operating activities	10,636,670	(4,917,242)

Cash Flow From Investing Activities:
Purchases of property and equipment	(659,361)	(512,219)
Net cash used in investing activities	(659,361)	(512,219)

Cash Flow From Financing Activities:
Payments on financing obligations	––	(58,620)
Early extinguishment of debt	(34,902,750)	––
Proceeds from exercise of options for common stock	4,256,353	5,098,790
Purchase of treasury stock	(532,293)	(115,313)
Net cash provided by (used in) financing activities	(31,178,690)	4,924,857

Effect of exchange rate changes on cash and cash equivalents	(516,456)	(13,734)
Net decrease in cash and cash equivalents	(21,717,837)	(518,338)
Cash and cash equivalents at beginning of period	91,058,692	84,804,876
Cash and cash equivalents at end of period	$69,340,855	$84,286,538

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$1,515,334	$2,698,088
Cash paid for income taxes	$268,205	$30,812

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Thirteen and Twenty-Six Weeks Ended October 24, 2008 and October 26, 2007

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“we”,”us” and “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended October 24, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 24, 2009. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 25, 2008 (“2008 Form 10-K”).

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

We may grant options to directors, officers and key employees.  Options we grant generally vest ratably over the period ending with the fourth or fifth anniversary of the grant date and have a maximum life of 10 years.  Stock option grant prices are set according to the applicable stock option plan and are equal to either the closing price of our common stock on the last trading day prior to the grant date or the closing price of our common stock on the day of the grant.  There are no post-vesting restrictions on the shares issued.  We issue new shares upon share option exercise. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants.

During the thirteen weeks ended October 24, 2008, we granted options on a total of 23,250 shares to key employees at a fair market value of $8.62 per share optioned. During the twenty-six weeks ended October 24, 2008 we granted options on a total of 320,541 shares to officers and key employees at an average fair market value of $11.42 per share optioned.  All options issued during the current fiscal year vest at a rate of 25% on each of the first four anniversaries of the grant date.  As of October 24, 2008, unrecognized compensation expense related to stock options was $8.9 million, which is expected to be recognized over a weighted average period of 2.76 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees.  Typically, grants are service-based and either vest ratably over four years or cliff vest in three years. Compensation cost is expensed ratably over the service period.  We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the grant. Restricted stock, restricted stock units or stock awards have no purchase cost to the grantee.  Nonvested stock entitles the grantees to dividends, if any, and voting rights for their respective shares.  Sale or transfer of the shares is restricted until vested.  Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. The fair market value and derived service period of market condition-based grants is determined using the Monte Carlo simulation method. The derived service period for performance-based grants is estimated based on our judgment of likely future performance. We issue new shares for the granting of restricted stock.  We expect to repurchase no more than approximately 14,000 treasury shares upon vesting of restricted stock subject to performance conditions next quarter in order to meet the minimum statutory tax withholding requirements resulting from the exercises.

Index

During the thirteen weeks ended October 24, 2008 we granted a total of 23,665 restricted shares to key employees at a fair market value of $18.85 per share. During the twenty-six weeks ended October 24, 2008 we granted a total of 152,612 restricted shares to officers and key employees at an average fair market value of $20.62 per share.  All restricted shares granted during the current fiscal year either cliff vest on the third anniversary of the grant date or vest at a rate of 25% on each of the first four anniversaries of the grant date. At October 24, 2008, unrecognized compensation expense related to restricted shares was $7.2 million, which is expected to be recognized over a weighted average vesting period of 2.30 years.

Our net income for the thirteen and twenty-six weeks ended October 24, 2008 is net of $2.7 million and $5.3 million, respectively, of stock-based compensation expense.  Our net loss for the thirteen and twenty-six weeks ended October 26, 2007 is net of $2.6 million and $6.3 million, respectively, of stock-based compensation expense. Because of our prior year net operating losses, our deferred tax benefits related to our stock-based compensation expense are offset by a valuation allowance.  In addition, because of our prior year net operating losses, our current tax benefits related to all of our stock-based compensation arrangements are unrealized and unrecognized.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period.  Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December.  As of October 24, 2008, 410,413 shares remain available for future issuances under the Stock Purchase Plan.  No compensation expense is recorded for the Stock Purchase Plan.

Note 3.  Inventories

Inventories consist of the following:

	October 24, 2008	April 25, 2008
	(Unaudited)

Raw materials and components	$5,841,107	$7,220,830
Finished goods	4,450,688	4,391,711
Work-in-process	2,288,865	1,217,169
	$12,580,660	$12,829,710

Note 4.  Accrued Liabilities

Accrued liabilities are as follows:

	October 24, 2008	April 25, 2008
	(Unaudited)
Payroll and other compensation	$6,677,153	$7,987,219
Clinical costs	1,322,672	1,978,942
Royalties	1,042,017	994,398
Tax accruals	1,027,861	849,680
Other	2,039,857	2,737,638
	$12,109,560	$14,547,877

Index

Note 5.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

Changes in our liability for product warranties are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$81,890	$89,709	$79,055	$68,822
Warranty expense (credit) recognized	(1,501)	(9,589)	1,334	11,948
Warranty settled	––	––	––	(650)
Balance at the end of the period	$80,389	$80,120	$80,389	$80,120

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

The issuance of the Convertible Notes provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of approximately $10.0 million and (2) the net cost of $13.0 million related to the call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”).  The Note Hedge and Warrants were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions reduced net cash proceeds from the issuance of the Convertible Notes to approximately $98.3 million.

Index

Pursuant to the indenture that governs the Convertible Notes (the “Indenture”), we are required to deliver to the trustee of the Convertible Notes (the “Trustee”), “within 15 days after we file them” with the Securities and Exchange Commission (the “SEC”), copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In July 2006, the Trustee asserted that we failed to comply with this requirement.  As part of the settlement of the resulting litigation, the parties executed a supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”).  The Supplemental Indenture obligates us to repurchase for par value any of the Convertible Notes tendered to us on December 27, 2011, nine months prior to the maturity date. The Supplemental Indenture makes no additional changes to the terms of the original Indenture.

During the thirteen weeks ended October 24, 2008 we repurchased approximately $40.4 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $34.9 million, for a favorable impact of $5.4 million.  As a result of the purchases, we wrote off approximately $0.8 million in unamortized bond issue costs for a net gain on early extinguishment of debt of approximately $4.6 million.

The estimated fair value of the Convertible Notes was approximately $52.5 million, based on the outstanding liability of approximately $84.7 million as of October 24, 2008, and approximately $105.8 million, based on the outstanding liability of $125.0 million, as of April 25, 2008. Market quotes obtained from brokers were used to estimate the fair value of this debt.

Note 7.  Convertible Note Hedge and Warrants

On September 27, 2005, in conjunction with the issuance of $125.0 million of Convertible Notes, we purchased the Note Hedge and sold the Warrants. The Note Hedge and the Warrants are recorded in stockholders’ equity (deficit) on our consolidated balance sheets.  On May 5, 2008 we received from Merrill Lynch International (“MLI”) a notice that the Note Hedge was terminated effective May 6, 2008 in accordance with its terms.  It was determined that the Supplemental Indenture constituted an “Amendment Event” (as such term is defined in the Note Hedge confirmation) that resulted in the occurrence of an “Additional Termination Event” (as such term is defined in the Note Hedge confirmation) and gave rise to a right to termination.  As a consequence of that action, we have reflected the termination of the Note Hedge as a $38.2 million reduction of paid-in capital in the thirteen weeks ended July 25, 2008.  The termination had no effect on our consolidated statements of operations, however, the Warrants remain outstanding and could be exercised if our stock price exceeds $50.00 per share.

Note 8.  Comprehensive Income (Loss)

We follow FASB Statement No. 130, "Reporting Comprehensive Income" (“FAS 130”) in accounting for comprehensive income (loss) and its components.  The comprehensive income for the thirteen and twenty-six weeks ended October 24, 2008 was approximately $7.9 million and $9.9 million, respectively.  The comprehensive loss for the thirteen and twenty-six weeks ended October 26, 2007 was approximately $3.9 million and $12.3 million, respectively.

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

Index

We estimate our effective tax rate for the twenty-six weeks ended October 24, 2008 to be less than 3%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local taxes and tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In the past we have experienced ownership changes as defined in Section 382 of the Internal Revenue Code ("IRC"), and most recently we experienced an ownership change in August 2006. As a result, our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited.  Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net federal deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

In June 2006, the FASB issued Financial Accounting Standard Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The amount of unrecognized tax benefits, as determined under FIN 48, did not materially change during the twenty-six weeks ended October 24, 2008. We expect that the amount of unrecognized tax benefits will decrease by approximately $0.2 million in fiscal year 2009 due to expiring credit carryforwards; however, we do not expect the change to have any impact on our consolidated results of operations or financial position because of the existence of the valuation allowance.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and we did not recognize any interest expense during the twenty-six weeks ended October 24, 2008.

We have been under a limited scope audit by the Internal Revenue Service (“IRS”) since November 2007 in connection with our stock option activity.  In October 2008 we received a final close out notice from the IRS regarding the examination which stated that no changes to the tax we reported were made.  We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1995 and subsequent years, with certain exceptions.

Note 10.  Income (Loss) Per Share

FASB Statement No. 128, "Earnings Per Share" ("FAS 128") requires dual presentation of earning per share ("EPS"): basic EPS and diluted EPS. Basic EPS is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing diluted income or loss applicable to common stockholders by the diluted weighted average number of common shares outstanding for the period.  In accordance with FAS 128 diluted income or loss includes an estimate of the effects of conversion of share-based instruments at the beginning of the period would have on net income.  Diluted shares includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the "treasury stock" method of FAS 128 and convertible debt considered common stock equivalents using the "if-converted" method of FAS 128.

Index

The following table sets forth the computation of basic and diluted income (loss) per share of common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$8,350,202	$(4,077,340)	$10,403,003	$(12,240,803)
Deduct effect of Convertible Notes	(4,440,387)	––	(4,081,999)	––
Diluted income (loss)	$3,909,815	$(4,077,340)	$6,321,004	$(12,240,803)

Denominator:
Basic weighted average shares outstanding	26,680,551	26,529,485	26,550,667	26,441,601
Add effect of:
Stock options and restricted stock	342,752	––	349,134	––
Convertible Notes	493,420	––	732,855	––
Diluted weighted average shares outstanding	27,516,723	26,529,485	27,632,656	26,441,601
Basic income (loss) per share	$0.31	$(0.15)	$0.39	$(0.46)
Diluted income (loss) per share	$0.14	$(0.15)	$0.23	$(0.46)

Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 24, 2008 were outstanding options to purchase approximately 1.2 million common shares, because to include them would have been anti-dilutive as a result of the exercise price of the options exceeding their current fair market value.  Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 26, 2007 were outstanding options to purchase stock and unvested restricted stock of approximately 5.1 million common shares, because to include them would have been anti-dilutive due to the net losses we incurred during those periods.

The Convertible Notes outstanding at October 24, 2008, approximately $84.7 million, are convertible into approximately 2.0 million shares of our common stock, but are not included in dilutive shares because under the “if-converted” method of FAS 128 they are anti-dilutive.  We issued Warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share.  In accordance with the “treasury stock” method of FAS 128, the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of our common shares.

During the thirteen weeks ended October 24, 2008 we purchased approximately $40.4 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. Under FASB’s Emerging Issues Task Force ("EITF") D-53, "Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock", ("EITF D-53") we are required to determine the dilutive effect of the repurchased Convertible Notes separately from the Convertible Notes outstanding at October 24, 2008.  Under the “if-converted” method of FAS 128, Convertible Notes repurchased during the thirteen and twenty-six weeks ended October 24, 2008 are treated as having been converted to common stock equivalents at the start of the period.  Adjustments to dilutive net income related to the repurchased Convertible Notes consist primarily of removing the gain related to the repurchases and similarly removing the effects of interest expense and other items.

Note 11.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of our operations.

Index

Securities Class Action Lawsuit

As previously disclosed in our 2008 Form 10-K, the consolidated securities litigation styled In re Cyberonics, Inc. Securities Litigation, Civil Action No. H-05-2121 was dismissed with prejudice by the federal district court in Houston, Texas in October 2007, and the plaintiffs appealed that decision.  On September 8, 2008, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court's dismissal with prejudice.  The plaintiffs have not indicated any plans to seek further review of the decision.  However, if the plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court and if the writ were granted and the dismissal of the case were reversed, an adverse result in this lawsuit could have a material adverse effect on us, our consolidated financial positions, results of operations, and cash flows.

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

Note 13.  New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position, “FSP FAS 157-2 – Effective date of FAS No. 157” (“FAS 157-2”).  FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Our implementation of FAS 157 as of April 26, 2008 did not have an impact in our consolidated results of operations and financial position for the twenty-six weeks ended October 24, 2008.

Index

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”). FAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. FAS160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. FAS 160 is effective for the periods beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of FAS 160 is not expected to have a material impact on our consolidated results of operations and financial position.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial positions, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk and the company’s strategies and objectives for using derivative instruments. FAS 161 expands the current disclosure framework in FAS 133. FAS 161 is effective prospectively for fiscal years beginning on or after November 15, 2008, which will begin on April 25, 2009 for us. The adoption of FAS 161 is not expected to have a material impact on our consolidated results of operations and financial position.

In May 2008, the FASB issued Financial Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented.  We are currently evaluating the impact that the implementation of FSP APB 14-1 will have on our consolidated results of operations and financial position.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities for purposes of determining basic earnings per share (“EPS”) as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, all previously reported EPS data, including interim financial statements, summaries of earnings, and selected financial data should be adjusted retrospectively to be in conformance with the requirements of the FSP.  The adoption of EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations and financial position.

Index

In July 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.   The levels of authority of the accounting principles available for the preparation of financial statements are called the GAAP hierarchy. The U.S. GAAP hierarchy had previously been issued by the Auditing Standards Board (“ASB”) of the American Institute of Certified Public Accountants (“AICPA”), but the FASB decided that the accounting principles applicable to GAAP are not a function of auditing and should be adopted as a FASB Statement.  FAS 162 does not set an explicit mandatory effective date; rather, it will become effective 60 days following approval by the SEC of amendments made by the Public Accounting Oversight Board (“PCAOB”) to AU Section 411,“The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying the provisions of FAS 162 must be reported as a change in accounting principle in accordance with FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”).  An entity must follow the disclosure requirements of FAS 154 and disclose the accounting principles that were used before and after the application of the provisions of FAS 162 and the reasons why applying this Statement resulted in a change in accounting principle.  We are currently evaluating the impact that the implementation of FAS 162 may have on our consolidated results of operations and financial position.

Note 14.  Commitments and Contingencies

Post-market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on treatment-resistant depression (“TRD”) patients. One study of 460 patients, the dosing study, is a randomized controlled study assessing three different stimulation paradigms. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. Enrollment in both studies is ongoing. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates. Since fiscal year 2006 when the studies were initiated to the end of fiscal year 2008, we have incurred direct expenses of approximately $4.2 million for the dosing study and $2.0 million for the TRD registry. For the twenty-six weeks ended October 24, 2008 we have incurred direct expenses of approximately $2.0 million for the dosing study and approximately $0.5 million for the TRD registry.

License Agreements. Effective December 17, 2007, we entered into a licensing agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension or diabetes in exchange for an up-front, non-refundable payment of $9.5 million plus a royalty on future commercial sales of any product covered by the licensed patents.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in other long-term liabilities on the consolidated balance sheet as of October 24, 2008.

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases.  In the third quarter of fiscal year 2008 we abandoned a portion of our leased facilities in Houston and recorded a liability of approximately $248,000 representing the minimum lease payments applicable to the surrendered square footage offset by the net present value of the estimated proceeds from the sub-lease of the space surrendered.  During the thirteen weeks ended October 24, 2008 we reduced the estimate of the net present value of the proceeds from sub-leasing by approximately $70,000 and charged operating expenses for the change in estimate.  At October 24, 2008 the unamortized balance of the liability for the abandonment of lease space was approximately $107,000.

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

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have made statements that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks, uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

—	Changes in our common stock price;
—	Changes in our profitability;
—	Effectiveness of our internal controls over financial reporting;
—	Fluctuations in future quarterly operating results;
—
Compliance with applicable regulations or changes in laws, regulations or administrative practices affecting government regulation of our products, such as the United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of our products;

—	Our indebtedness and debt services, which could adversely affect our financial condition;
—	Our ability to access capital;
—
Failure to expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation  therapy (“VNS Therapy™”) or any component that comprises the VNS Therapy system (the “VNS Therapy System”) for the treatment of epilepsy and depression;

—
Any legislative or administrative reform to the U.S. Medicare or Medicaid systems or international reimbursement systems that significantly reduces reimbursement for procedures using the VNS Therapy System or any component thereof, or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues;

—	Failure to maintain the current regulatory approvals for our depression indication and minimizing our required investment for this indication;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection and validity of the intellectual property that relates to VNS Therapy;
—	Changes in technology;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows;
—	Availability and cost of credit;
—	Changes in customer spending patterns, and;
—	Continued volatility in the global market and worldwide economic conditions.

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 25, 2008 (“2008 Form 10-K”), (3) our Quarterly Report on Form 10-Q for the period ended July 25, 2008, (4) our reports and registration statements filed and furnished from time to time with the SEC and (5) other announcements we make from time to time.

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

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services, (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  Recently, CMS announced a significant reduction in the rate reimbursed to our customers for the insertion of the lead portion of the VNS Therapy System for calendar 2009, and a small increase in the amount reimbursed for the insertion of the generator. We are engaged in communications with CMS to address the change. This decrease in reimbursement could have an adverse impact on our business and our future operating results.

We are focused on advancing the clinical foundation as a basis for establishing, maintaining and extending reimbursement for VNS Therapy.  This may involve increased investment in research and development, specifically, seizure detection, tele-medicine and associated technology, and could also include additional investment in clinical studies using VNS Therapy for the treatment of refractory epilepsy.

Index

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  In February 2008, we announced that, after consulting with clinical and reimbursement experts, we had developed a plan, including the conduct of an additional randomized clinical study, or possibly more than one such clinical study, to obtain reimbursement coverage for our depression indication.  We also announced a plan to transfer our depression business to a separate entity, in which we expected to maintain at least a minority interest.  We engaged an investment bank to assist us in identifying a partner to provide the funding necessary to execute this plan.  This process has not resulted in the receipt of an offer that provides sufficient value to our stockholders.  Accordingly, we are evaluating potential actions to maintain the current regulatory approval, while minimizing our required investment.

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

We are actively engaged in determining how we can license intellectual property rights to third parties in order to optimize our portfolio. This includes the assessment and determination of which of our intellectual property rights for particular indications we do not have immediate plans to develop and identifying whether these rights should be licensed to third parties. It also involves the assessment of the intellectual property rights of third parties in order to determine whether we should attempt to acquire those rights through a license. We recently granted rights to a third party to use our technology to treat obesity.  For more information on this arrangement, please see “Licensing Agreements” under “Note 14. Commitments and Contingencies” to our consolidated financial statements.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical studies and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. As of October 24, 2008, we have incurred an accumulated deficit of approximately $259.0 million.

Critical Accounting Policies and Significant Accounting Estimates

The preparation of the consolidated financial statements, in conformity with United States generally accepted accounting principles (“U.S. GAAP”), requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

We consider the following accounting policies to be the most critical because, in management’s view, they are most important to the portrayal of our consolidated financial position and results of operations and most demanding in terms of requiring estimates and other exercises of judgment.

Index

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

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, NV are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Statements of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income (loss) section of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

Accounts Receivable. We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. An increase in losses beyond that expected by management or that historically have been experienced by us would negatively affect operations when they become known.

Inventories.  We state our inventories at the lower of cost, the first-in first-out method or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead net of obsolescence provisions.

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

Index

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees. Nonvested restricted stock grantees are entitled to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Share grants have no purchase cost to the grantee. Typically, grants vest ratably and compensation costs are expensed ratably over the service period of one to five years as required under the agreement establishing the grant. We also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the grant. The fair value of restricted stock is determined for accounting purposes, on grant date using the grant date fair market value of our stock. We utilize the Monte Carlo simulation method to establish the fair value and derived service period of the market conditions based grants. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including stock price volatility.

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

Net sales for the thirteen weeks ended October 24, 2008 were approximately $36.0 million, which consisted of U.S. net product sales of $29.1 million, international net product sales of $6.6 million and licensing revenue of $0.4 million.  Net sales for the twenty-six weeks ended October 24, 2008 were approximately $69.8 million, which consisted of U.S. net product sales of $55.3 million, international net sales of $13.7 million and licensing revenue of $0.8 million.

U.S. net product sales for the thirteen weeks ended October 24, 2008 increased by approximately $6.0 million, or 26%, as compared to the second quarter of fiscal year 2008, due to 20% higher average selling prices and a 6% growth in unit sales volumes.  International net sales for the thirteen weeks ended October 24, 2008 increased by approximately $0.7 million, or 12%, as compared to the second quarter of fiscal year 2008, due primarily to higher average selling prices. The increase in international average selling prices was negatively affected by an unfavorable foreign currency exchange impact of 1%.

U.S. net product sales for the twenty-six weeks ended October 24, 2008 increased by approximately $9.2 million, or 20%, as compared to the twenty-six weeks ended October 26, 2007 due to 15% higher average selling prices and a 5% growth in unit sales volumes.  International net sales for the twenty-six weeks ended October 24, 2008 increased by approximately $1.8 million, or 15%, as compared to the twenty-six weeks ended October 26, 2007 due to 16% higher average selling prices offset by a 1% decrease in unit sales volume. The increase in average selling prices was due in part to a favorable currency exchange impact of 5%.

U.S. net product sales attributable to the depression indication have declined significantly since the May 2007 issuance by the CMS of a national non-coverage determination with respect to VNS Therapy for depression. We estimate that our U.S. net sales attributable to depression for the thirteen weeks ended October 24, 2008 were approximately $0.5 million compared to $1.4 million for the corresponding period last fiscal year, a decrease of approximately 63%.  We estimate that our U.S. net sales attributable to depression for the twenty-six weeks ended October, 24, 2008 were approximately $1.0 million as compared to $3.6 million for the twenty-six weeks ended October 26, 2007, a decrease of 73%.

In December 2007, we received a $9.5 million up-front payment relating to the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes.  We are amortizing this up-front payment on a straight-line basis until April 2014, the estimated end of our obligation to prosecute the related licensed patent applications.  During the thirteen and twenty-six weeks ended October 24, 2008, we recognized licensing revenue in the amount of approximately $0.4 and $0.8 million, respectively. There was no licensing revenue in the corresponding quarters of the prior fiscal year.

Gross Profit

The gross profit for product sales for the thirteen weeks ended October 24, 2008 was 85.5% of net sales, compared to 84.2% in the corresponding quarter of last year. The gross profit for the twenty-six weeks ended October 24, 2008 was 85.5% of net sales, compared to 82.5% over the same period of the previous fiscal year.  These increases in gross profit margins were primarily a result of higher average selling prices, with improvement in manufacturing efficiencies also contributing to the increases.

Index

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties, and the acquisition cost of raw materials and components.  We are obligated to pay royalties at a rate of approximately 3% of net sales.  Gross profit can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates, and the levels of production volume.

Gross profit in licensing revenue for the thirteen and twenty-six weeks ended October 24, 2008 was approximately $0.4 million and $0.8 million, respectively, or 100%, of licensing revenue.  We did not incur any licensing cost during the thirteen and twenty-six weeks ended October 24, 2008.  Licensing cost, when incurred, represents legal fees to prosecute patent applications and royalties paid applicable to the assignment of certain patents.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses were approximately $21.5 million for the thirteen weeks ended October 24, 2008, a decrease of approximately $0.6 million, or 3%, compared to the thirteen weeks ended October 26, 2007. SG&A expenses were approximately $43.0 million for the twenty-six weeks ended October 24, 2008, a decrease in expenses of approximately $4.2 million, or 9%, compared to the same period in the previous fiscal year.  These decreases in SG&A expense were primarily due to the expense incurred related to the personnel reductions last fiscal year and reduced marketing and legal expenses this fiscal year.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical study programs and regulatory activities.  R&D expenses were approximately $4.8 million for the thirteen weeks ended October 24, 2008 which represents a decrease of approximately $1.1 million, or 18%, compared to fiscal year 2008 second quarter. R&D expenses were approximately $9.4 million for the twenty-six weeks ended October 24, 2008, a decrease in expenses of approximately $2.8 million, or 23%, as compared to the same period in the previous fiscal year.  These decreases in expense were primarily due to efforts to reduce clinical and regulatory expenses related to the depression indication and personnel reductions.

Early Extinguishment of Debt

During the thirteen weeks ended October 24, 2008 we repurchased approximately $40.4 million principal value of our 3% convertible notes due in December 2011 (the “Convertible Notes”) in privately-negotiated transactions at a purchase price of approximately $34.9 million for a favorable impact of $5.4 million.  As a result of the purchases, we wrote-off approximately $0.8 million in unamortized bond issue costs for a net gain on early extinguishment of debt of approximately $4.6 million.

Interest Income

Interest income of approximately $0.4 million for the thirteen weeks ended October 24, 2008 represented a decrease of 58%, as compared to interest income of approximately $1.0 million for the same period of fiscal year 2008, which was primarily due to lower interest rates. Interest income of approximately $0.9 million for the twenty-six weeks ended October 24, 2008 represented a decrease of 56%, as compared to interest income of $2.2 for the same period of fiscal year 2008, which was primarily due to lower interest rates partially offset by higher cash balances.

Index

Interest Expense

Interest expense of approximately $0.9 million for the thirteen weeks ended October 24, 2008 represented a decrease of approximately $0.5 million, or 34%, as compared to the fiscal year 2008 second quarter.  Interest expense of approximately $2.1 million for the twenty-six weeks ended October 24, 2008 decreased by approximately $0.7 million, or 25%, as compared to the twenty-six weeks ended October 26, 2007.  These changes were primarily due to our repurchase of approximately $40.4 million principal value of our Convertible Notes and to the termination, in January 2008, of the line of credit under the revolving line of credit with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (the “Credit Agreement”).

Other Expense, Net

Other expense, net was approximately $162,000 for the thirteen weeks ended October 24, 2008, compared to $84,000 for the corresponding period of  fiscal year 2008.   For the twenty-six weeks ended October 24, 2008, other expense, net was approximately $145,000 as compared to $41,000 for the same period of the previous fiscal year. The increases in other expense, net primarily consist of the effects of transaction gains and losses associated with changes in foreign currency exchange rates and realized gains and losses in connection with the disposal of assets.

Income Taxes

We estimate our effective tax rate for the twenty-six weeks ended October 24, 2008 to be less than 3%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local taxes and tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In the past we have experienced ownership changes as defined in the Internal Revenue Code (“IRC”) Section 382, and most recently we experienced an ownership change in August 2006.  Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382.  Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our federal net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Liquidity and Capital Resources

Overview

Net cash decreased by $21.7 million during the twenty-six weeks ended October 24, 2008 due primarily to the increase in cash provided by operations of $10.6 million and stock option exercises of $4.3 million offset by cash used to repurchased approximately $40.4 million principal value of our Convertible Notes at a purchase price of approximately $34.9 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 24, 2008 and October 26, 2007 were as follows:

	Twenty-Six Weeks Ended
	October 24, 2008	October 26, 2007
	(Unaudited)	(Unaudited)
Operating activities	$10,636,670	$(4,917,242)
Investing activities	(659,361)	(512,219)
Financing activities	(31,178,690)))	4,924,857

Index

Operating Activities

Net cash provided by operating activities during the twenty-six weeks ended October 24, 2008 was $10.6 million as compared to net cash used in operating activities of $4.9 million during the same period of the previous fiscal year.  The primary reasons for the increase in cash provided by operating activities were increased sales and lower operating expenses.

Investing Activities

Net cash used in investing activities during the twenty-six weeks ended October 24, 2008 was $0.7 million compared to net cash used in investing activities of $0.5 million during the same period of the previous fiscal year.  These amounts represent investment in property and equipment. We estimate a total investment of approximately $2.5 million during the current fiscal year primarily to meet business requirements and to enhance business infrastructure and facilities.

Financing Activities

Net cash used by financing activities during the twenty-six weeks ended October 24, 2008 was $31.2 million compared to net cash provided by financing activities of $4.9 million during the same period of the previous fiscal year.  The primary cause for the cash used by financing activities this year was the repurchase of a portion of our Convertible Notes at a purchase price of $34.9 million, partially offset by the proceeds from issuance of common stock pursuant to stock option exercises of $4.3 million. The primary source for cash provided by financing activities during the twenty-six weeks ended October 26, 2007 was the issuance of common stock pursuant to stock option exercises.

Debt Instruments and Related Covenants

Convertible Notes

In September 2005, we issued $125.0 million of Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity.

In connection with the settlement of litigation relating to the Convertible Notes, we executed a  supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”) and, as a result, we are required to repurchase any Convertible Notes at par that are tendered to us on December 27, 2011, which is nine months prior to the original maturity.  The Supplemental Indenture otherwise made no additional changes to the terms of the original Indenture.

During the thirteen weeks ended October 24, 2008 we repurchased approximately $40.4 million aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $34.9 million for a favorable impact of $5.4 million.  As a result of the purchases, we wrote off approximately $0.8 million in unamortized bond issue costs for a net gain on early extinguishment of debt of approximately $4.6 million.

Index

Contractual Obligations

We are party to a number of contracts pursuant to which we are obligated to pay for clinical studies totaling $1.3 million as of October 24, 2008, which is included in accrued liabilities.

The table below reflects our current obligations under our material contractual obligations as of October 24, 2008:

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual obligations
Less Than One Year	$2,539,500	$3,235,498	$267,876	$6,042,874
1-3 Years	5,079,000	5,755,483	20,068	10,854,551
4-5 Years	85,114,917	5,544,942	20,095	90,679,954
Over 5 Years	—	3,329,373	26,116	3,355,489
Total Contractual Obligations	$92,733,417	$17,865,296	$334,155	$110,932,868

_________________________________

(1)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if terms of the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture.

(2)	Consists of operating lease obligations related to our facilities and office equipment.

(3)	Reflects amounts we expect to expend in connection with sales, marketing and training events and licensing agreements.

We believe our current financial and capital resources will be adequate to fund anticipated business activities.  However, our liquidity could be adversely affected by the factors affecting future operating results, including those discussed in Part II, Item 1A, “Risk Factors” below.

Impact of New Accounting Pronouncements

See “Note 13. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates, foreign currency exchange rate risk, and our Convertible Notes risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates as of October 24, 2008 would not have a material impact on our consolidated results of operations.

Index

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar over the Euro. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 20% against the euro, the effect upon net income for the twenty-six weeks ended October 24, 2008 would have been favorable by approximately $234,000, or 2.2%. Conversely, if the U.S. dollar uniformly strengthened 20% against the euro, the impact on net income for the twenty-six weeks ended October 24, 2008 would have been unfavorable by approximately $156,000, or 1.5%.  The fluctuations in foreign currency exchange rates for the twenty-six weeks ended October 24, 2008 represented a favorable impact of 5% in our international sales as compared to the same period of the prior fiscal year.

Convertible Notes Risk

The estimated fair value of our Convertible Notes was approximately $52.5 million, based on the outstanding liability of approximately $84.7 million as of October 24, 2008.  Because we pay fixed interest coupons on the Convertible Notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our Convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.  Generally, the fair market value of our Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The fair market value of our Convertible Notes may also increase as the market price of our common stock rises and decrease as the market price of our common stock falls. At October 24, 2008, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $0.9 million on the net fair value of our Convertible Notes, while a 10% increase in the price of our common stock would have resulted in an increase of approximately $0.9 million on the fair value of our Convertible Notes.

For further information on our market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 24, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the twenty-six weeks ended October 24, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings are discussed in “Note 11. Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome for most of the legal proceedings discussed in Note 11, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period.

ITEM 1A.  RISK FACTORS

Our business faces many risks.  Any of the risks discussed below or elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2008 Form 10-K.  The risks identified in our 2008 Form 10-K have not changed in any material respect, except as supplemented below.

Disruption in the global financial markets may adversely impact the availability and cost of credit, customer spending patterns and our suppliers' ability to supply us with necessary materials.

In the U.S., recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through our second quarter of fiscal year 2009.  For the thirteen weeks ended October 24, 2008 continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the insurance industry, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In our second quarter of fiscal year 2009, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks contributed to unprecedented volatility.

As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers and suppliers. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs and timely replace maturing liabilities, resulting in an adverse effect on our financial condition and results of operations.

Index

We have exposure to the credit risks of some of our customers and suppliers and such risks could be exacerbated by these volatile economic conditions. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. If there is a significant deterioration of customer creditworthiness or actual defaults are higher than expected, future resulting losses, if incurred, could harm our business and have a material adverse effect on our operating results.  In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business.

Given the ramifications of the recent financial crisis, we also have exposure to any instability in the insurance industry.  This unprecedented volatility may impact an insurer’s ability to honor coverage of losses incurred under a policy.  If we have losses that our insurers are unable to cover, this could negatively impact our business and have a material adverse effect on our operating results.

The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to a variety of factors.

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility over the past year. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to variability in the prevailing sentiment regarding our operations or business prospects, as well as potential further sales of our common stock due to margin calls on loans secured by pledges of our common stock. These fluctuations have harmed and may continue to harm the market price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)

January 26 – February 29, 2008	––	$––	––	1,000,000
March 1 – March 28, 2008	348,300	$12.3051	348,300	651,700
March 29 – April 25, 2008	130,725	$14.5685	130,725	520,975
April 26 – May 30, 2008	7,000	$15.0157	7,000	513,975
July 26 – August 29, 2008	––	––	––	513,975
August 30 – September 26, 2008	––	––	––	513,975
September 27 – October 24, 2008	28,700	$14.8844	28,700	485,275
Total	514,725	$13.0606	514,725	485,275

______________________________

(1)	Shares are purchased at market value.
(2)
In February 2008, we announced an open market share repurchase program for the repurchase of up to 1.0 million shares of our outstanding common stock. On October 8, 2008, we terminated our plan under Rule 10b5-1 of the Exchange Act (the "Plan").  Before termination, we purchased 514,725 shares of our outstanding common stock under the Plan.  The termination of the Plan will not affect our ability to continue repurchasing shares of our outstanding common stock under our open market share repurchase program.

Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2008, we held our annual stockholder meeting at which our stockholders were asked to vote on two matters:  (1) the election of nine directors to serve for the following year and until their successors are duly elected; and (2) the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending April 24, 2009.

The results of the stockholder vote on the election of the directors were as follows:

Nominees	Votes For	Votes Withheld	Broker Non-Votes

Guy C. Jackson	24,831,038	875,528	––
Joseph E. Laptewicz, Jr.	25,372,719	333,847	––
Daniel J. Moore	25,411,796	294,770	––
Hugh M. Morrison	25,410,271	296,295	––
Alfred J. Novak	25,362,057	344,509	––
Alan S. Olsen	24,773,205	933,361	––
Arthur L. Rosenthal, Ph.D.	24,813,315	893,251	––
Michael J. Strauss, M.D., M.P.H.	24,716,952	989,614	––
Reese S. Terry, Jr.	19,284,342	6,422,224	––

There are no members of the Board of Directors other than those elected at the annual meeting on September 25, 2008.

The results of the stockholder vote on the ratification of the selection of KPMG as our independent registered public accounting firm for the fiscal year ending April 24, 2009 was as follows:

Votes For Ratification	Votes Against Ratification	Votes Abstained	Broker Non-Votes

22,956,147	41,821	2,708,598	––

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008.
10.2*	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008.
10.3*	First Amendment to the Cyberonics, Inc. Amended and Restated New Employee Equity Inducement Plan dated August 19, 2008.
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 20, 2008

/s/ GREGORY H. BROWNE
Gregory H. Browne
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index
INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*	1997 Stock Plan – Amended and Restated – 3rd Amendment
10.2*	2005 Stock Plan – Amended and Restated – 1st Amendment
10.3*	New Employee Equity Inducement Plan – Amended and Restated – 1st Amendment
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002