Form 10-Q
period 2009-01-23
CYBERONICS INC
filed 2009-02-19
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 23, 2009

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009
Common Stock $0.01 par value	27,336,446

CYBERONICS, INC.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 23, 2009	April 25, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,930,814	$91,058,692
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $464,144 and $240,925, respectively	19,585,775	20,039,832
Inventories	12,226,216	12,829,710
Other current assets	2,392,865	2,108,185
Total Current Assets	98,135,670	127,036,419
Property and equipment, net of accumulated depreciation of $21,410,461 and $20,935,788, respectively	4,792,316	5,503,139
Other assets	2,259,751	3,691,529
Total Assets	$105,187,737	$136,231,087
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,599,306	$2,740,075
Accrued liabilities	13,063,435	14,547,877
Total Current Liabilities	16,662,741	17,287,952
Long-Term Liabilities:
Convertible notes	64,839,000	125,000,000
Deferred license revenue and other	8,031,483	9,166,440
Total Long-Term Liabilities	72,870,483	134,166,440
Total Liabilities	89,533,224	151,454,392
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,163,033 shares issued and 27,340,696 shares outstanding at January 23, 2009; and 27,712,248 shares issued and 26,925,611 shares outstanding at April 25, 2008	281,630	277,122
Additional paid-in capital	256,274,278	282,788,451
Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	––	(38,200,000)
Treasury stock, 822,337 and 786,637 common shares at January 23, 2009 and April 25, 2008, respectively, at cost	(16,831,128)	(16,298,835)
Accumulated other comprehensive income (loss)	(226,435)	251,394
Accumulated deficit	(249,043,832)	(269,241,437)
Total Stockholders' Equity (Deficit)	15,654,513	(15,223,305)
Total Liabilities and Stockholders' Equity (Deficit)	$105,187,737	$136,231,087

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008

Net sales	$35,259,969	$29,315,933	$105,023,797	$87,338,098
Cost of sales	4,934,439	5,070,670	14,929,000	15,198,541
Gross profit	30,325,530	24,245,263	90,094,797	72,139,557
Operating expenses:
Selling, general and administrative	20,213,380	18,962,999	63,269,571	66,180,934
Research and development	5,129,597	5,017,210	14,543,993	17,211,028
Total operating expenses	25,342,977	23,980,209	77,813,564	83,391,962
Income (loss) from operations	4,982,553	265,054	12,281,233	(11,252,405)
Interest income	215,828	995,814	1,157,762	3,145,845
Interest expense	(696,668)	(1,898,992)	(2,787,336)	(4,698,988)
Gain on early extinguishment of debt	5,808,448	––	10,421,293	––
Other expense, net	(242,501)	(350,156)	(387,761)	(391,254)
Income (loss) before income taxes	10,067,660	(988,280)	20,685,191	(13,196,802)
Income tax expense	273,058	9,036	487,586	41,317
Net income (loss)	$9,794,602	$(997,316)	$20,197,605	$(13,238,119)

Basic income (loss) per share	$0.37	$(0.04)	$0.76	$(0.50)
Diluted income (loss) per share	$0.15	$(0.04)	$0.39	$(0.50)

Shares used in computing basic income (loss) per share	26,699,455	26,718,715	26,600,263	26,549,395
Shares used in computing diluted income (loss) per share	27,026,075	26,718,715	27,737,948	26,549,395

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-Nine Weeks Ended
	January 23, 2009	January 25, 2008

Cash Flow From Operating Activities:
Net income (loss)	$20,197,605	$(13,238,119)
Non-cash items included in net income (loss):
Depreciation	1,697,324	2,391,866
Loss on disposal or write-off of assets	228,009	200,177
Gain on early extinguishment of debt	(10,421,293)	––
Unrealized loss in foreign currency transactions	282,684	107,164
Stock-based compensation	7,441,061	8,509,678
Amortization of financing costs and other items	471,129	739,793
Other non-cash items	––	27,322
Changes in operating assets and liabilities:
Accounts receivable, net	(639,230)	751,666
Inventories	585,860	2,900,147
Other current assets	(420,881)	157,773
Other assets, net	(14,138)	295,306
Accounts payable and accrued liabilities	92,690	(5,112,765)
Deferred license revenue	(1,120,476)	9,339,932
Deferred income taxes	2,626	––
Other	(87,427)	9,996
Net cash provided by operating activities	18,295,543	7,079,936

Cash Flow From Investing Activities:
Purchases of property and equipment	(1,274,940)	(627,370)
Convertible promissory note	(206,648)	––
Net cash used in investing activities	(1,481,588)	(627,370)

Cash Flow From Financing Activities:
Decrease in borrowing against line of credit	––	(7,500,000)
Payments on financing obligations	––	(58,620)
Early extinguishment of debt	(48,527,418)	––
Proceeds from exercise of options for common stock	4,289,500	6,414,646
Purchase of treasury stock	(532,293)	(115,313)
Net cash used in financing activities	(44,770,211)	(1,259,287)

Effect of exchange rate changes on cash and cash equivalents	(171,622)	(76,350)
Net increase (decrease) in cash and cash equivalents	(28,127,878)	5,116,929
Cash and cash equivalents at beginning of period	91,058,692	84,804,876
Cash and cash equivalents at end of period	$62,930,814	$89,921,805

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$2,025,058	$3,358,207
Cash paid for income taxes	$294,385	$39,848

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Thirteen and Thirty-Nine Weeks Ended January 23, 2009 and January 25, 2008

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“we,” ”us” and “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended January 23, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 24, 2009. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 25, 2008 (“2008 Form 10-K”).

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

We may grant options to directors, officers and key employees.  Options we grant generally vest ratably over the period ending with the fourth or fifth anniversary of the grant date and have a maximum life of 10 years.  Stock option grant prices are set according to the applicable stock option plan and are equal to either the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or the closing price of our common stock on the day of the grant, for grants made after the amendment.  There are no post-vesting restrictions on the shares issued.  We issue new shares upon share option exercise. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants.

During the thirteen weeks ended January 23, 2009, we granted options on a total of 50,250 shares to an officer and key employees at an average fair market value of $8.84 per share optioned. During the thirty-nine weeks ended January 23, 2009 we granted options on a total of 370,791 shares to officers and key employees at an average fair market value of $11.07 per share optioned.  All options issued during the current fiscal year vest at a rate of 25% on each of the first four anniversaries of the grant date.  As of January 23, 2009, unrecognized compensation expense related to stock options was $8.0 million, which is expected to be recognized over a weighted average period of 2.78 years.

Index

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees.  Typically, grants are service-based and either vest ratably over four years or cliff vest in three years. Compensation cost is expensed ratably over the service period.  We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the grant. Restricted stock, restricted stock units or stock awards have no purchase cost to the grantee.  Nonvested stock entitles the grantees to dividends, if any, and voting rights for their respective shares.  Sale or transfer of the shares is restricted until vested.  Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. The fair market value and derived service period of market condition-based grants is determined using the Monte Carlo simulation method. The derived service period for performance-based grants is estimated based on our judgment of likely future performance. We issue new shares for the granting of restricted stock.  We are obligated to repurchase no more than approximately 14,000 treasury shares upon vesting of restricted stock subject to performance conditions next quarter in order to meet the minimum statutory tax withholding requirements resulting from the exercises.

During the thirteen weeks ended January 23, 2009 we granted a total of 16,750 restricted shares to an officer and key employees at an average fair market value of $16.40 per share. During the thirty-nine weeks ended January 23, 2009 we granted a total of 169,362 restricted shares to officers and key employees at an average fair market value of $20.20 per share.  All restricted shares granted during the current fiscal year either cliff vest on the third anniversary of the grant date or vest at a rate of 25% on each of the first four anniversaries of the grant date. At January 23, 2009, unrecognized compensation expense related to restricted shares was $6.9 million, which is expected to be recognized over a weighted average vesting period of 2.11 years.

Our net income for the thirteen and thirty-nine weeks ended January 23, 2009 includes $2.2 million and $7.4 million, respectively, of stock-based compensation expense.  Our net loss for the thirteen and thirty-nine weeks ended January 25, 2008 includes $2.7 million and $9.0 million, respectively, of stock-based compensation expense. Because of our prior year net operating losses, our deferred tax benefits related to our stock-based compensation expense are offset by a valuation allowance.  In addition, because of our prior year net operating losses, our current tax benefits related to all of our stock-based compensation arrangements are unrealized and unrecognized.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period.  Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December.  As of January 23, 2009, 409,419 shares remain available for future issuances under the Stock Purchase Plan.  No compensation expense is recorded for the Stock Purchase Plan.

Note 3.  Inventories

Inventories consist of the following:

	January 23, 2009	April 25, 2008
	(Unaudited)
Raw materials and components	$5,249,566	$7,220,830
Finished goods	4,774,516	4,391,711
Work-in-process	2,202,134	1,217,169
	$12,226,216	$12,829,710

Index

Note 4.  Accrued Liabilities

Accrued liabilities are as follows:

	January 23, 2009	April 25, 2008
	(Unaudited)
Payroll and other compensation	$7,067,196	$7,987,219
Clinical costs	1,260,334	1,978,942
Royalties	1,027,164	994,398
Tax accruals	892,319	849,680
Accrued interest	646,682	354,167
Other	2,169,740	2,383,471
	$13,063,435	$14,547,877

Note 5.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

Changes in our liability for product warranties are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$80,389	$80,120	$79,055	$68,822
Warranty expense (credit) recognized	42,818	(498)	44,152	11,450
Warranty settled	––	––	––	(650)
Balance at the end of the period	$123,207	$79,622	$123,207	$79,622

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

Index

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

Pursuant to the indenture that governs the Convertible Notes (the “Indenture”), we are required to deliver to the trustee of the Convertible Notes (the “Trustee”), “within 15 days after we file them” with the Securities and Exchange Commission (the “SEC”), copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In July 2006, the Trustee asserted that we failed to comply with this requirement.  As part of the settlement of the resulting litigation, the parties executed a supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”).  The Supplemental Indenture obligates us to repurchase for par value any of the Convertible Notes tendered to us on December 27, 2011, nine months prior to the maturity date. The Supplemental Indenture made no additional changes to the terms of the original Indenture.

During the thirteen weeks ended January 23, 2009 we repurchased approximately $19.8 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $13.6 million.  As a result of the purchases, we wrote off approximately $0.4 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $5.8 million. During the thirty-nine weeks ended January 23, 2009 we repurchased approximately $60.2 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $48.5 million.  As a result of the purchases, we wrote off approximately $1.2 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $10.4 million.  After our quarter end we repurchased $2.5 million additional aggregate principal amount of Convertible notes resulting in a gain on early extinguishment of debt of approximately $0.6 million.

The estimated fair value of the Convertible Notes was approximately $48.9 million, based on the outstanding liability of approximately $64.8 million as of January 23, 2009, and approximately $105.8 million, based on the outstanding liability of $125.0 million as of April 25, 2008. Market quotes obtained from brokers were used to estimate the fair value of this debt.

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

Note 8.  Comprehensive Income (Loss)

We follow FASB Statement No. 130, "Reporting Comprehensive Income" (“FAS 130”) in accounting for comprehensive income (loss) and its components.  The comprehensive income for the thirteen and thirty-nine weeks ended January 23, 2009 was approximately $9.8 million and $19.7 million, respectively.  The comprehensive loss for the thirteen and thirty-nine weeks ended January 25, 2008 was approximately $0.9 million and $13.2 million, respectively.

Index

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

We estimate our effective tax rate for the thirty-nine weeks ended January 23, 2009 to be less than 3%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local income taxes and income tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In the past we have experienced ownership changes as defined in Section 382 of the Internal Revenue Code ("IRC"), and most recently we experienced an ownership change in August 2006. As a result, our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited.  Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net federal deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

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

The amount of unrecognized tax benefits, as determined under FIN 48, did not materially change during the thirty-nine weeks ended January 23, 2009. We expect that the amount of unrecognized tax benefits will decrease by approximately $0.2 million in fiscal year 2009 due to expiring tax credit carryforwards; however, we do not expect the change to have any impact on our consolidated results of operations or financial position because of the existence of the valuation allowance.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and we did not recognize any interest expense during the thirty-nine weeks ended January 23, 2009.

We had been under a limited scope audit by the Internal Revenue Service (“IRS”) in connection with our stock option activity.  In October 2008 we received a final close-out notice from the IRS regarding the examination which stated that no changes to the tax we reported were made.  We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1995 and subsequent years, with certain exceptions.

Index

Note 10.  Income (Loss) Per Share

FASB Statement No. 128, "Earnings Per Share" ("FAS 128") requires dual presentation of earning per share ("EPS"): basic EPS and diluted EPS. Basic EPS is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing diluted income or loss applicable to common stockholders by the diluted weighted average number of common shares outstanding for the period.  In accordance with FAS 128 diluted income or loss includes an estimate of the effects that conversion of share-based instruments at the beginning of the period would have on net income.  Diluted shares includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the "treasury stock" method of FAS 128 and convertible debt considered common stock equivalents using the "if-converted" method of FAS 128.

The following table sets forth the computation of basic and diluted income (loss) per share of common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$9,794,602	$(997,316)	$20,197,605	$(13,238,119)
Deduct effect of Convertible Notes	(5,637,687)	––	(9,364,774)	––
Diluted income (loss)	$4,156,915	$(997,316)	$10,832,831	$(13,238,119)

Denominator:
Basic weighted average shares outstanding	26,699,455	26,718,715	26,600,263	26,549,395
Add effect of:
Stock options and restricted stock	55,677	––	240,552	––
Convertible Notes	270,943	––	897,133	––
Diluted weighted average shares outstanding	27,026,075	26,718,715	27,737,948	26,549,395
Basic income (loss) per share	$0.37	$(0.04)	$0.76	$(0.50)
Diluted income (loss) per share	$0.15	$(0.04)	$0.39	$(0.50)

Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 23, 2009 were outstanding options to purchase approximately 2.2 million and 1.7 million common shares, respectively, because to include them would have been anti-dilutive as a result of the exercise price of the options exceeding their current fair market value.  Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 25, 2008 were outstanding options to purchase stock and unvested restricted stock of approximately 3.4 million common shares, because to include them would have been anti-dilutive due to the net losses we incurred during those periods.

The Convertible Notes outstanding at January 23, 2009, approximately $64.8 million, are convertible into approximately 1.6 million shares of our common stock, but are not included in dilutive shares because under the “if-converted” method of FAS 128 they are anti-dilutive.  We issued Warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share.  In accordance with the “treasury stock” method of FAS 128, the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of our common shares.

Index

During the thirteen and thirty-nine weeks ended January 23, 2009 we purchased approximately $19.8 million and $60.2 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. Under FASB’s Emerging Issues Task Force ("EITF") D-53, "Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock", ("EITF D-53"), we are required to determine the dilutive effect of the repurchased Convertible Notes separately from the Convertible Notes outstanding at January 23, 2009.  Under the “if-converted” method of FAS 128, Convertible Notes repurchased during the thirteen and thirty-nine weeks ended January 23, 2009 are treated as having been converted to common stock equivalents at the start of the period.  Adjustments to dilutive net income related to the repurchased Convertible Notes consist primarily of removing the gain related to the repurchases and similarly removing the effects of interest expense and other items.

Note 11.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of our operations.

Securities Class Action Lawsuit

As previously disclosed in our 2008 Form 10-K, the consolidated securities litigation styled In re Cyberonics, Inc. Securities Litigation, Civil Action No. H-05-2121, was dismissed with prejudice by the federal district court in Houston, Texas in October 2007, and the plaintiffs appealed that decision.  On September 8, 2008, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court's dismissal with prejudice. The plaintiffs elected not to petition the U.S. Supreme Court for a writ of certiorari and, accordingly, the matter is concluded.

Governmental Investigation of Options Granting Practices

In June 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants, and we received a subpoena from the Office of the U.S. Attorney for the Southern District of New York requesting documents related to our stock option grants practices and procedures. In October 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by BlueCross BlueShield of Alabama and Aetna and aging of our accounts receivable since January 1, 2003. We are cooperating with the SEC staff and the U.S. Attorney’s Office.

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

Index

Note 13.  New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position, “FSP FAS 157-2 – Effective date of FAS No. 157” (“FAS 157-2”).  FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued Staff Position, “FSP FAS 157-3 to clarify the application of FAS 157 in an inactive market. Our implementation of FAS 157 as of April 26, 2008 did not have an impact in our consolidated results of operations and financial position for the thirty-nine weeks ended January 23, 2009.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial positions, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk and the company’s strategies and objectives for using derivative instruments. FAS 161 expands the current disclosure framework in FAS 133. FAS 161 is effective prospectively for annual or interim reporting periods beginning on or after November 15, 2008, which will begin on April 25, 2009 for us. The adoption of FAS 161 is not expected to have a material impact on our consolidated results of operations and financial position.

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

Index

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

In July 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of generally accepted accounting principles and provides a framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.   The levels of authority of the accounting principles available for the preparation of financial statements are called the GAAP hierarchy. The U.S. GAAP hierarchy had previously been issued by the Auditing Standards Board (“ASB”) of the American Institute of Certified Public Accountants (“AICPA”), but the FASB decided that the accounting principles applicable to GAAP are not a function of auditing and should be adopted as a FASB Statement. The hierarchy of authoritative accounting guidance is not expected to change current practice.  FAS 162 was effective November 15, 2008. FAS 162 did not have a material impact on our consolidated results of operations and financial position.

Note 14.  Commitments and Contingencies

Post-market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on treatment-resistant depression (“TRD”) patients. One study of 460 patients, the dosing study, is a randomized controlled study assessing three different stimulation paradigms. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates. Since fiscal year 2006 when the studies were initiated to the end of fiscal year 2008, we have incurred direct expenses of approximately $4.2 million for the dosing study and $2.0 million for the TRD registry. For the thirty-nine weeks ended January 23, 2009 we have incurred direct expenses of approximately $3.2 million for the dosing study and approximately $0.8 million for the TRD registry.  In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We are requesting a reduction in the number of study subjects from 460 to 330.   Based on a reassessment of the study power and size we believe that this proposal maintains appropriate study power.  We expect to have enrolled 330 study subjects by the end of February 2009, and will thereafter suspend further patient enrollment pending the FDA’s decision on our proposed amendment to the study protocol. We do not know when to expect a decision from the FDA.

License Agreements. Effective December 17, 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension or diabetes in exchange for an up-front, non-refundable payment of $9.5 million plus a royalty on future commercial sales of any product covered by the licensed patents.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in other long-term liabilities on the consolidated balance sheet as of January 23, 2009.

Index

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases.  In the third quarter of fiscal year 2008 we abandoned a portion of our leased facilities in Houston and recorded a liability of approximately $248,000 representing the minimum lease payments applicable to the surrendered square footage offset by the net present value of the estimated proceeds from the sub-lease of the space surrendered.  During the thirteen weeks ended October 24, 2008 we reduced the estimate of the net present value of the proceeds from sub-leasing by approximately $70,000 and charged operating expenses for the change in estimate.  At January 23, 2009 the unamortized balance of the liability for the abandonment of lease space was approximately $89,000.

Other Commitments.  We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable.

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

—	Failure to maintain the current regulatory approvals for our depression indication and minimizing our required investment for this indication;

Index

—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection and validity of the intellectual property that relates to VNS Therapy;
—	Changes in technology;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International, operational and economic risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our results of operations, financial position or cash flows;
—	Availability and cost of credit;
—	Changes in customer spending patterns; and,
—	Continued volatility in the global market and worldwide economic conditions.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 25, 2008 (“2008 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

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

Our proprietary VNS Therapy System includes the following:

—	A generator to provide the appropriate stimulation to the vagus nerve;
—	A lead that connects the generator to the vagus nerve;
—	Associated equipment to assist with necessary implantation surgery;
—	Equipment to assist with setting the stimulation parameters particular to the patient;
—	Appropriate instruction manuals; and
—	Magnets to suspend or induce stimulation manually.

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

Index

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia and certain countries in Eastern Asia, including China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

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

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  In February 2008, we announced that, after consulting with clinical and reimbursement experts, we had developed a plan, including the conduct of an additional randomized clinical study, or possibly more than one such clinical study, to obtain reimbursement coverage for our depression indication.  In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We are requesting a reduction in the number of study subjects from 460 to 330.   Based on a reassessment of the study power and size we believe that this proposal maintains appropriate study power.  We expect to have enrolled 330 study subjects by the end of February 2009, and will thereafter suspend further patient enrollment pending the FDA’s decision on our proposed amendment to the study protocol. We do not know when to expect a decision from the FDA. We also announced a plan to transfer our depression business to a separate entity, in which we expected to maintain at least a minority interest.  We engaged an investment bank to assist us in identifying a partner to provide the funding necessary to execute this plan.  This process did not result in the receipt of an offer that provides sufficient value to our stockholders.  Accordingly, we continue to evaluate alternative actions intended to maintain the current regulatory approval, while minimizing our required investment, as well as ensuring that VNS Therapy continues to be available to patients in the United States and certain international markets.

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

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical studies and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. As of January 23, 2009, we have incurred an accumulated deficit of approximately $249 million.

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

Index

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

Index

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

Net sales for the thirteen weeks ended January 23, 2009 were approximately $35.3 million, which consisted of U.S. net product sales of $28.7 million, international net product sales of $6.2 million and licensing revenue of $0.4 million.  Net sales for the thirty-nine weeks ended January 23, 2009 were approximately $105.0 million, which consisted of U.S. net product sales of $84.0 million, international net sales of $19.9 million and licensing revenue of $1.1 million.

U.S. net product sales for the thirteen weeks ended January 23, 2009 increased by approximately $6.5 million, or 29.0%, as compared to the third quarter of fiscal year 2008, due to 12.2% higher average selling prices and a 16.9% growth in unit sales volumes.  International net sales for the thirteen weeks ended January 23, 2009 decreased by approximately $0.7 million, or 10.4%, as compared to the third quarter of fiscal year 2008, due to 7.2% lower average selling prices and a 3.2% decrease in unit sales volumes. The decrease in international average selling prices was due to an unfavorable foreign currency exchange impact of 13.6% offset by increased average selling prices of 7.1%.

Index

U.S. net product sales of approximately $84.0 million for the thirty-nine weeks ended January 23, 2009 increased by approximately $15.6 million, or 22.9%, as compared to the thirty-nine weeks ended January 25, 2008, due to 14.1% higher average selling prices and a 8.8% growth in unit sales volumes.  International net sales for the thirty-nine weeks ended January 23, 2009 increased by approximately $1.1 million, or 5.8%, as compared to the thirty-nine weeks ended January 25, 2008 due to 7.7% higher average selling prices offset by a 1.9% decrease in unit sales volume. The increase in average selling prices was negatively affected by an unfavorable foreign currency exchange impact of 1.8%.

In December 2007 we received a $9.5 million up-front payment relating to the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes.  We are amortizing this up-front payment on a straight-line basis until April 2014, the estimated end of our obligation to prosecute the related licensed patent applications.  During the thirteen and thirty-nine weeks ended January 23, 2009, we recognized licensing revenue in the amount of approximately $0.4 and $1.1 million, respectively. Licensing revenue for the thirteen and thirty-nine weeks ended January 25, 2008, was approximately $0.2 million.

Gross Profit

The gross profit for product sales for the thirteen weeks ended January 23, 2009 was 85.9% of net sales, compared to 82.8% in the corresponding quarter of last year. The gross profit for the thirty-nine weeks ended January 23, 2009 was 85.6% of net sales, compared to 82.6% for the same period of the previous fiscal year.  These increases in gross profit margins were primarily a result of higher production volume resulting in greater manufacturing efficiency.  In addition, higher average selling prices also contributed to the increases in profit margins.

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

Gross profit from licensing revenue for the thirteen and thirty-nine weeks ended January 23, 2009 was 100% of licensing revenue.  We did not incur costs relating to the licensing revenue during the thirteen and thirty-nine weeks ended January 23, 2009.  Gross profit in licensing revenue for the thirteen and thirty-nine weeks ended January 25, 2008 was 70% of licensing revenue.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses were approximately $20.2 million for the thirteen weeks ended January 23, 2009, an increase of approximately $1.3 million, or 6.6%, compared to the thirteen weeks ended January 25, 2008. This increase is primarily due to increased marketing and employee compensation expenses.  SG&A expenses were approximately $63.3 million for the thirty-nine weeks ended January 23, 2009, a decrease in expenses of approximately $2.9 million, or 4.4%, compared to the same thirty-nine week period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to reduced marketing, legal and personnel costs.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical study programs and regulatory activities.  R&D expenses were approximately $5.1 million for the thirteen weeks ended January 23, 2009, an increase of approximately $0.1 million, or 2.2%, compared to the thirteen weeks ended January 25, 2008, due to increased employee compensation. R&D expenses were approximately $14.5 million for the thirty-nine weeks ended January 23, 2009, a decrease in expenses of approximately $2.7 million, or 15.5%, as compared to the same period in the previous fiscal year.  This decrease in expense was primarily due to efforts to reduce clinical and regulatory expenses related to the depression indication and personnel reductions.

Index

Early Extinguishment of Debt

During the thirteen weeks ended January 23, 2009 we repurchased approximately $19.8 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $13.6 million.  As a result of the purchases, we wrote off approximately $0.4 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $5.8 million. During the thirty-nine weeks ended January 23, 2009 we repurchased approximately $60.2 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $48.5 million.  As a result of the purchases, we wrote off approximately $1.2 million in unamortized bond issue costs, for a gain on early extinguishment of debt of approximately $10.4 million.

Interest Income

Interest income of approximately $0.2 million for the thirteen weeks ended January 23, 2009 represented a decrease of 78.3% as compared to interest income of approximately $1.0 million for the same period of fiscal year 2008.  Interest income of approximately $1.2 million for the thirty-nine weeks ended January 23, 2009 represented a decrease of 63% as compared to interest income of $3.1million for the same period of fiscal year 2008. The decreases in interest income were due to lower cash balances and lower interest rates.

Interest Expense

Interest expense of approximately $0.7 million for the thirteen weeks ended January 23, 2009 represented a decrease of approximately $1.2 million, or 63.3% as compared to the fiscal year 2008 third quarter.  Interest expense of approximately $2.8 million for the thirty-nine weeks ended January 23, 2009 decreased by approximately $1.9 million, or 40.7%, as compared to the thirty-nine weeks ended January 25, 2008.  These changes were primarily due to our repurchase and retirement of approximately $60.2 million principal value of our Convertible Notes and to the termination, in January 2008, of the line of credit under the revolving line of credit with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.

Other Expense, Net

Other expense, net was approximately $243,000 for the thirteen weeks ended January 23, 2009 as compared to $350,000 for the corresponding period of fiscal year 2008. The decrease is primarily due to the reduction of leasehold abandonment expenses of approximately $193,000, offset by increased transaction losses associated with changes in foreign currency exchange rates.  For the thirty-nine weeks ended January 23, 2009, other expense, net was approximately $388,000, as compared to $391,000 for the same period of the previous fiscal year. The decrease is primarily due to the reduction of leasehold abandonment expenses of approximately $176,000, offset by increased transaction losses associated with changes in foreign currency exchange rates.

Income Taxes

We estimate our effective tax rate for the thirty-nine weeks ended January 23, 2009 to be less than 3%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local income taxes and income tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In the past we have experienced ownership changes as defined in the Internal Revenue Code (“IRC”) Section 382, and most recently we experienced an ownership change in August 2006.  Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382.  Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our federal net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Index

Liquidity and Capital Resources

Overview

Net cash decreased by $28.1 million during the thirty-nine weeks ended January 23, 2009 due primarily to the increase in cash provided by operations of $18.3 million and cash provided by stock option exercises of $4.3 million, offset by cash used to repurchase approximately $60.2 million principal value of our Convertible Notes at a purchase price of approximately $48.5 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 23, 2009 and January 25, 2008 were as follows:

	Thirty-Nine Weeks Ended
	January 23, 2009	January 25, 2008
	(Unaudited)	(Unaudited)
Operating activities	$18,295,543	$7,079,936
Investing activities	(1,481,588)	(627,370)
Financing activities	(44,770,211)))	(1,259,287)

Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended January 23, 2009 was $18.3 million as compared to net cash provided by operating activities of $7.1 million during the same period of the previous fiscal year.  The primary reasons for the increase in cash provided by operating activities in the current period were increased sales and gross margin and lower operating expenses, offset by a $9.5 million cash receipt generated from the licensing of  certain patents in the prior fiscal year third quarter.  See “License Agreements” in “Note 14. Commitments and Contingencies”.

Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended January 23, 2009 was $1.5 million compared to $0.6 million used during the same period of the previous fiscal year.  These amounts primarily represent investment in property and equipment.   In the third quarter of the current year we loaned approximately $207,000 in exchange for a convertible note, to a company with whom we have contracted in connection with certain development projects.  We estimate a total investment of approximately $2.2 million during the current fiscal year primarily to meet business requirements and to enhance business infrastructure and facilities.

Financing Activities

Net cash used by financing activities during the thirty-nine weeks ended January 23, 2009 was $44.8 million compared to $1.3 million used during the same period of the previous fiscal year.  The primary cause for the cash used by financing activities this year was the repurchase of a portion of our Convertible Notes at a purchase price of $48.5 million, partially offset by the proceeds from issuance of common stock pursuant to stock option exercises of $4.3 million. The primary cause for the cash used by financing activities during the thirty-nine weeks ended January 25, 2008 was the $7.5 million used for the termination, in January 2008, of the line of credit under the revolving line of credit with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., partially offset by the proceeds from issuance of common stock pursuant to stock option exercises of $6.4 million.

Index

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

In connection with the settlement of litigation relating to the Convertible Notes, we executed a  supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”) and, as a result, we are required to repurchase at par any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to the original maturity.  The Supplemental Indenture otherwise made no additional changes to the terms of the original Indenture.

During the thirteen weeks ended January 23, 2009 we repurchased approximately $19.8 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $13.6 million.  As a result of the purchases, we wrote off approximately $0.4 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $5.8 million. During the thirty-nine weeks ended January 23, 2009 we repurchased approximately $60.2 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $48.5 million.  As a result of the purchases, we wrote off approximately $1.2 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $10.4 million.  After our quarter end we repurchased $2.5 million additional aggregate principal amount of Convertible notes resulting in a gain on early extinguishment of debt of approximately $0.6 million.

Contractual Obligations

We are party to a number of contracts pursuant to which we are obligated to pay for clinical studies totaling $1.3 million as of January 23, 2009, which is included with accrued liabilities, see “Note 4. Accrued Liabilities”.

The table below reflects our current obligations under our material contractual obligations as of January 23, 2009:

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual Obligations
Less Than One Year	$1,945,170	$3,286,901	$253,600	$5,485,671
1-3 Years	68,608,909	5,872,654	20,068	74,501,631
4-5 Years	—	5,608,385	20,095	5,628,480
Over 5 Years	—	2,623,431	23,615	2,647,046
Total Contractual Obligations	$70,554,079	$17,391,371	$317,378	$88,262,828
_________________________________

(1)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture. After our quarter end we repurchased $2.5 million additional aggregate principal amount of Convertible notes.  This repurchase will result in the total Contractual Obligations for Notes Issuance, including interest, to be reduced by approximately $2.7 million to approximately $67.8 million.

(2)	Consists of operating lease obligations related to our facilities and office equipment.
(3)	Reflects amounts we are contractually obligated to expend in connection with sales, marketing and training events and licensing agreements.

Index

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates as of January 23, 2009 would not have a material impact on our consolidated results of operations.

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar versus the Euro and the British Pound. Our wholly-owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 20% against the euro, the effect upon net income for the thirty-nine weeks ended January 23, 2009 would have been favorable by approximately $425,000, or 2.1%. Conversely, if the U.S. dollar uniformly strengthened 20% against the euro, the impact on net income for the thirty-nine weeks ended January 23, 2009 would have been unfavorable by approximately $284,000, or 1.4%.  The fluctuations in foreign currency exchange rates for the thirty-nine weeks ended January 23, 2009 represented an unfavorable impact of 1.8% in our international sales as compared to the same period of the prior fiscal year.

Convertible Notes Risk

The estimated fair value of our Convertible Notes was approximately $48.9 million, based on the outstanding liability of approximately $64.8 million as of January 23, 2009.  Because we pay fixed interest coupons on the Convertible Notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our Convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.  Generally, the fair market value of our Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The fair market value of our Convertible Notes may also increase as the market price of our common stock rises and decrease as the market price of our common stock falls. At January 23, 2009, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $648,000 on the net fair value of our Convertible Notes, and a 10% increase in the price of our common stock would have resulted in an increase of approximately $567,000 on the fair value of our Convertible Notes.

Index

For further information on our market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 23, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the thirty-nine weeks ended January 23, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Disruption in the global financial markets may adversely impact the availability and cost of credit, customer spending patterns and our suppliers’ ability to provide us with necessary materials.

In the U.S., recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through our third quarter of fiscal year 2009.  For the thirteen weeks ended January 23, 2009 continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the insurance industry, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In our third quarter of fiscal year 2009, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks contributed to unprecedented volatility.

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

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
January 26 – February 29, 2008	––	$––	––	1,000,000
March 1 – March 28, 2008	348,300	$12.3051	348,300	651,700
March 29 – April 25, 2008	130,725	$14.5685	130,725	520,975
April 26 – May 30, 2008	7,000	$15.0157	7,000	513,975
May 31 – June 27, 2008	––	––	––	513,975
June 28 – July 25, 2008	––	––	––	513,975
July 26 – August 29, 2008	––	––	––	513,975
August 30 – September 26, 2008	––	––	––	513,975
September 27 – October 24, 2008	28,700	$14.8844	28,700	485,275
October 25 – November 28, 2008	––	––	––	485,275
November 29 – December 27, 2008	––	––	––	485,275
December 28 – January 23, 2009	––	––	––	485,275
Total	514,725	$13.0606	514,725	485,275
____________________________

(1)	Shares are purchased at market value.
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

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 31.1, 31.2 & 32.1) with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Second Amendment of Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1
10.2†	Form of Amendment of Employment Agreement (Messrs. Parker, Simpson and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.2
10.3†	Form of Amendment of Employment Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.3
10.4†	Form of Amendment of Severance Agreement (Messrs. Browne, Parker, Reinstein, Simpson and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.4
10.5†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 19, 2009

/s/ GREGORY H. BROWNE
Gregory H. Browne
Vice President, Finance
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index
INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 31.1, 31.2 & 32.1) with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Second Amendment of Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1
10.2†	Form of Amendment of Employment Agreement (Messrs. Parker, Simpson and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.2
10.3†	Form of Amendment of Employment Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.3
10.4†	Form of Amendment of Severance Agreement (Messrs. Browne, Parker, Reinstein, Simpson and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.4
10.5†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc. Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002