Form 10-K
period 2009-04-24
CYBERONICS INC
filed 2009-06-18
CIK 864683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 24, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $207.4 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 12, 2009, 27,326,402 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days of April 24, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe SA).
_______________

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks, uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties described in (a) Part I, “Item 1A.  Risk Factors” and elsewhere in this Form 10-K; (b) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”); and (c) other announcements we make from time to time.

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

PART I

Item 1.  Business

General

We are a neuromodulation company incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique therapy, vagus nerve stimulation (“VNS”) therapy (“VNS Therapy”) for the treatment of refractory epilepsy and depression.

Our proprietary VNS Therapy™ System includes the following:

—	A pulse generator to provide the appropriate stimulation to the vagus nerve;
—	A bipolar lead extending from the generator to the vagus nerve;
—	A tunneling tool to assist with implantation surgery;
—	A programming wand and software to assist with setting the stimulation parameters after implantation of the generator and lead;
—	Magnets to suspend or induce stimulation manually; and
—	Instruction manuals.

Surgery to implant the generator and lead is generally performed on an outpatient basis.  The battery contained in the generator has a finite life, which varies according to the model, the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator, with or without replacing the original lead.

The U.S. Food and Drug Administration (“FDA”) approved the VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia, China and certain countries in Eastern Asia have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or in a treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services, (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  Recently, CMS announced a significant reduction in the rate reimbursed to our customers for the insertion of the lead portion of the VNS Therapy System for calendar 2009 and a small increase in the amount reimbursed for the insertion of the generator. This decrease in reimbursement could have an adverse impact on our business and our future operating results.

We are focused on advancing the clinical foundation as a basis for establishing, maintaining and extending reimbursement for VNS Therapy.  This may involve increased investment in research and development, specifically, seizure detection, telemedicine and associated technology, and could also include additional investment in clinical studies using VNS Therapy for the treatment of refractory epilepsy.

In May 2007, the CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression. In February 2008, we announced, after consulting with clinical and reimbursement experts, a plan which included the conduct of an additional randomized clinical study, or possibly more than one such clinical study, to provide additional data supporting a new application for reimbursement coverage for our depression indication.  In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We are requesting a reduction in the number of study subjects from 460 to 330, a level that was reached in February 2009.  We have suspended further patient enrollment while we wait for the FDA’s decision. Based on a reassessment of the study power and size we believe that this proposal maintains appropriate study power.  In April 2009 the FDA requested additional information on the proposed change in sample size which we submitted in May 2009.  We do not know when to expect a decision from the FDA.

In February 2008, we also announced a plan to transfer our depression business to a separate entity, in which we expected to maintain at least a minority interest.  We engaged an investment bank to assist us in identifying a partner to provide the funding necessary to execute this plan. This process did not result in the receipt of an offer that would provide sufficient value to our stockholders.  Accordingly, we decided not to conduct a new clinical study in depression at this time and we continue to evaluate alternative actions intended to maintain the current regulatory approval, while minimizing our required investment, as well as ensuring that VNS Therapy continues to be available to patients in the United States and certain international markets. However, we have curtailed marketing for the depression indication at this time.

Our clinical development program has included pilot and pivotal studies in using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment for patients 18 years of age and older with chronic or recurrent depression who are in a major depressive episode. We have also conducted or provided support for small pilot studies for the use of VNS Therapy in the treatment of Alzheimer’s disease, anxiety, bulimia, fibromyalgia, obesity, obsessive-compulsive disorder, multiple sclerosis and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy in these new indications and to determine which new indications might be considered for pivotal studies.

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

We are actively engaged in determining how we can license intellectual property (“IP”) rights to third parties in order to optimize our portfolio. This includes the assessment and determination of which of our IP rights for particular indications we do not have immediate plans to develop and identifying whether these rights should be licensed to third parties. It also involves the assessment of the IP rights of third parties in order to determine whether we should attempt to acquire those rights through a license.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical studies and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. As of April 24, 2009, we had incurred an accumulated deficit of approximately $242.5 million.  We are focused on advancing the use of VNS Therapy and possibly other medical devices for the treatment of epilepsy, and this may involve increased investment in clinical studies.

VNS Therapy Epilepsy Indication Overview

Epilepsy is a disorder of the brain characterized by recurrent seizures that are categorized as either partial or generalized at onset. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more refractory to existing therapies than generalized seizures. Epilepsy is the second most prevalent neurological disorder in the world. According to the U.S. Centers for Disease Control and the National Epilepsy Foundation between 2.5 and 2.7 million individuals in the U.S. have some form of epilepsy, with approximately 150,000 new cases diagnosed in 2009. We estimate, based on a World Health Organization study on Epilepsy, that there are in excess of 3.0 million individuals with epilepsy in Western Europe with over 150,000 new cases diagnosed each year.  In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures and that over 30% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. There are three standard types of treatment available to persons with epilepsy: antiepileptic drug therapy, VNS Therapy and surgery. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. When drug therapy is not effective, VNS Therapy may be considered.  Surgery may also be an option for some patients. There are a number of other treatments under development for the treatment of epilepsy, including direct deep brain stimulation (“DBS”) and the Responsive Neurostimulator System (“RNStm”), but these treatments are not currently approved for commercial U.S. distribution. In December 2008, following the publication of clinical data from a pivotal study for DBS therapy in patients with severe epilepsy, Medtronic, Inc. announced its intention to seek FDA approval for this indication.

VNS Therapy for Epilepsy

The VNS Therapy System is indicated as an adjunctive treatment for patients who are refractory to antiepileptic drugs. In the two randomized, parallel, double-blind, active-controlled studies that led to FDA approval of our epilepsy indication, the patients who received adjunctive VNS Therapy had a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data derived from an uncontrolled protocol on the 440 patients in five studies showed that efficacy was maintained and, for many patients, improved over time during treatment with the VNS Therapy System. Analysis of the pooled data showed that the median percentage seizure reduction was 44% after 24 months of treatment and was sustained at that level at 36 months. Our analysis of an internal database of patients who received an implant of VNS Therapy including the first model of our generator (the Model 100) indicates that over 68% have chosen to continue with VNS Therapy when the generator battery is depleted, generally 5 to 6 years after initial implant. In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. The side effects include voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing. The VNS Therapy System has not typically been associated with the debilitating central nervous system side effects that frequently accompany antiepileptic drugs. Additionally, side effects of VNS Therapy typically decrease over time. To date, an estimated 55,000 patients worldwide have been treated with the VNS Therapy System for epilepsy.

VNS Therapy Depression Indication Overview

Major depressive disorder is one of the most prevalent and serious illnesses in the U.S. It affects nearly 19 million Americans 18 years of age or older every year. Recently published data indicate that approximately one-third of patients with major depressive disorder will not achieve a remission of their depressive symptoms after four well-delivered, optimized treatment steps using standard antidepressant therapies. Standard treatment methods for depression include antidepressant drugs, psychotherapy and electroconvulsive therapy (“ECT”). First-line therapy often consists of an antidepressant drug. For patients who do not respond adequately to initial antidepressant treatment, physicians will often switch to a different drug or use two or more drugs in combination. Physicians usually reserve ECT for patients who have not had an adequate response to multiple trials of antidepressant drugs or when they determine a rapid response to treatment is desirable. There are a number of other neuromodulation treatments at various stages in the development cycle for the treatment of depression, including repetitive transcranial magnetic stimulation (“rTMS”), which has received FDA approval, and DBS, which is not currently approved for commercial distribution to treat depression.

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

FDA Post-Approval Study Commitments and Other Clinical Research Studies

Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on treatment-resistant depression (“TRD”) patients.  One study of 460 patients, the dosing study, is a randomized controlled study assessing three different stimulation paradigms.  The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. To maintain timely progress in the dosing study, we announced a program in early 2007 whereby we are donating the VNS Therapy Systems and paying for the facility and surgery related costs (at a negotiated rate) for patients being enrolled in the dosing study.  In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We are requesting a reduction in the number of study subjects from 460 to 330, a level that was reached in February 2009. We have suspended further patient enrollment while we wait for the FDA’s decision. Based on a reassessment of the study power and size we believe that this proposal maintains appropriate study power. We met with the FDA in February 2009 to discuss the proposed change in sample size. In early April 2009, FDA requested additional information on the proposed change in sample size. We submitted the additional information in May 2009.  We do not know when to expect a decision from the FDA.

We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies to further understand predictors of VNS success. The E-06 Study is an open randomized post-marketing study being conducted in Europe to assess the efficacy and safety of adjunctive VNS Therapy versus standard antiepileptic drug treatment in children (age 17 or less) with refractory seizures. Enrollment in the study was terminated in December 2008 and follow-up is expected to be completed in March 2010. The European indication for use allows children under the age of 12 to be implanted with VNS Therapy. We expect to continue to invest in future research activities as appropriate.

VNS Therapy System

VNS Therapy is the first treatment approved by the FDA for medically refractory epilepsy and for treatment-resistant depression. The safety profiles for VNS Therapy and the VNS Therapy System, including the implant procedure, are well established in clinical studies of refractory epilepsy and depression.  The VNS Therapy System has been implanted in an estimated 58,000 patients.

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

The VNS Therapy System delivers stimulation by means of electrical pulses on a chronic, intermittent basis. The initial stimulation parameters that we typically recommend are a 30-second period of stimulation, which we refer to as ON time, followed by a five-minute period without stimulation, which we refer to as OFF time. To optimize patient treatment, the current pulse width, amplitude, frequency and stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a handheld computer using our programming wand and software. In addition, epilepsy patients can use a small, handheld magnet provided with the VNS Therapy System to activate or deactivate stimulation manually. On-demand therapy can be useful for those epilepsy patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide epilepsy patient control of stimulation side effects by allowing the patient to deactivate stimulation temporarily.

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the bipolar lead to deliver electrical signals to the vagus nerve. The pulse generator is a battery powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure.

The Model 102, 102R, Demipulse™ and Demipulse Duo™ VNS Therapy pulse generators, the only pulse generators we currently offer in the U.S., are similar in design and manufacture to a cardiac pacemaker. The generators are comprised of one printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is laser welded. A header to which the bipolar lead connects is added and each unit is subject to final release testing prior to being sterilized.

Bipolar Lead.  The bipolar lead conveys the electrical signal from the pulse generator to the vagus nerve. The lead incorporates electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead’s two electrodes and anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest, where it attaches to the pulse generator. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

Programming Wand and Software.  Our programming wand and proprietary software are used to interrogate the implanted pulse generator and to transmit programming information from a handheld computer to the pulse generator via electromagnetic signals. Programming capabilities include modification of the pulse generator’s programmable parameters (pulse width, amplitude, frequency and ON and OFF intervals) and storage and retrieval of telemetry data.

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

Patient Essentials Kit.  The patient kit includes two magnets, one watch style and one pager style.

Product Development

Our product development efforts, focused primarily on epilepsy, are directed toward improving the VNS Therapy System, improving its efficacy and developing new products that provide additional features and functionality while improving cost effectiveness.

In May 2005, we received approval from KEMA Registered Quality, Inc. (“KEMA”) to market our Demipulse and Demipulse Duo VNS Therapy System generators in the member countries of the European Union for the approved epilepsy and depression indications for use. The Demipulse generator is our newest single-connector VNS Therapy System generator, and the Demipulse Duo generator is our newest dual-connector VNS Therapy System generator for use in patients whose physicians have elected replacement of their previous dual-connector generator at the end of its battery life. Both the Demipulse and Demipulse Duo generators are capable of delivering greater functionality and are smaller and lighter than the previous models. We submitted the Premarket Approval Application Supplement (“PMA-S”) for both the Demipulse and the Demipulse Duo generators to the FDA in January 2007 and initiated limited release in Europe in May 2007. We received FDA approval  in July 2007, initiated limited release in the U.S. in late 2007 and commenced commercial release in May 2008.

The VNS Therapy Perenniatm Lead  (now called PerenniaDURA™) was approved by the FDA in May 2006 and by KEMA in August 2006. Functionally, the new lead is the same as its predecessor, the Model 302 Lead, but it incorporates a new design and is constructed from more durable components. Mechanical tests conducted in a laboratory setting have shown the PerenniaDURA Lead to be more robust than its predecessor.  The next generation lead is the Perennia Flextm ,which was approved by the FDA in December 2008 and by KEMA in April 2009 and incorporates a minor design change to the commercially available Model 302 Lead. Additionally, this lead  incorporates some elements of the VNS Therapy PerenniaDURA Lead.

We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, the bipolar lead and programming software. In connection with the introduction of new and improved products, we will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials.

We are focused on developing new and improved products for patients with epilepsy, in particular by:

—	examining whether significant variations in the stimulation parameters improve the efficacy of the device;
—	evaluating methods of detecting and predicting seizures and delivering responsive therapy, recording the seizure, or alerting the patient, caregiver or physician; and
—	incorporating telemedicine or wireless telemetry into our devices.

These new product development efforts are still in the early stage, and may require significant funding to complete. Further, we are collaborating with other entities on several of these projects, any one of which may not be successful. Even if successful, additional clinical trials may be needed to bring any or all of these products to market, and we are not yet able to determine when any such products could be ready for market launch.

Manufacturing and Sources of Components and Raw Materials

We manufacture our products at the manufacturing facility located in our corporate headquarters in Houston, Texas. We purchase many of the components and raw materials used in manufacturing these products from various suppliers.  For reasons of quality, product availability and expense control, certain components and raw materials are purchased from sole source suppliers. We work closely with our suppliers, including our sole source suppliers, to ensure continuity of supply and quality. Due to the FDA’s rigorous quality requirements regarding the manufacture of medical devices, including the VNS Therapy System, we may not be able to change suppliers or identify alternate suppliers quickly or easily. Although component or raw material supply has not historically been an issue, any reduction or interruption in supply could adversely impact our business. For instance, the current economic difficulties could result in interruption in supply with our suppliers which in turn could impact our ability to manufacture the VNS System.

Our manufacturing operations are required to comply with the FDA’s Quality System Regulation (“QSR”).  The QSR is promulgated under section 520 of the Food, Drug and Cosmetic Act, which requires manufacturers to have a quality system for the design and production of medical devices. The Food, Drug and Cosmetic Act requires that:

—	various specifications and controls be established for devices;
—	devices be designed under a quality system to meet these specifications;
—	devices be manufactured under a quality system;
—	finished devices meet these specifications;
—	devices be correctly implanted, checked and serviced;
—	quality data be analyzed to identify and correct quality problems; and
—	complaints be processed and reported.

Thus, the QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized KEMA to ensure that we are in compliance with the requirements of International Standards Organization 13485:2003, “Medical devices — Quality management systems — Requirements for regulatory purposes” and the European Council Directive 90/385/EEC relating to Active Implantable Medical Devices (“AIMD”). KEMA is an entity that confirms that a company’s products and quality systems are compliant, serves as our notified body within the scope and framework of the European Council Directive 90/385/EEC relating to AIMD, and audits us on an annual basis for such compliance.

Marketing and Sales

U.S.

We market and sell our products for refractory epilepsy through direct sales and marketing forces and no longer actively sell or market our product for depression.

Epilepsy Sales

 In the U.S., our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among epileptologists and neurologists who treat refractory epilepsy, implanting surgeons, nurses, third-party payers, hospitals and patients and their families. In particular, our efforts are primarily directed to comprehensive epilepsy treatment centers.

To reach each of these groups, we conduct direct selling activities using a specialized sales force consisting of:

—	sales personnel with medical device, pharmaceutical, or nursing experience;
—	field clinical engineers and marketing personnel focused on educational and promotional marketing programs; and
—	case managers experienced in patient education, insurance verification and authorization issues.

In addition to our direct selling activities, we facilitate and support peer-to-peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.

Depression Sales

During fiscal year 2008, we restructured our sales organization to establish separate sales groups for the epilepsy and depression indications. We experienced a significant sales decline in depression in fiscal year 2008, primarily, as a result of the unfavorable May 2007 National Coverage Determination by CMS. During fiscal year 2009, we eliminated active marketing efforts with respect to depression.

We do not anticipate any meaningful sales growth in depression until we obtain favorable coverage policies for VNS Therapy in depression.  Favorable coverage policies are not expected until we have completed one or more additional clinical studies, and submitted further evidence of the efficacy of VNS Therapy for depression.  This evidence is not expected to be available until 2010 or later.

International

We are approved to market our products in 70 countries through a combination of a direct sales force in certain European countries and independent distributors elsewhere.  Our objectives include increasing sales and expanding the number of countries where VNS Therapy can be made available to patients. We no longer actively market our products internationally for the treatment of depression.

The VNS Therapy System is currently sold by a direct sales force in Austria, Belgium, Denmark, France, Germany, Luxemburg, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The sales price in each direct country is based on local market conditions, including public and private reimbursement, and is generally lower than the sales price in the U.S.

We have distribution agreements with independent distributors covering a number of other territories including Canada, Mexico, Australia, parts of Central and South America, China, Japan, and other parts of Asia, the Middle East and Europe. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a specified period of time, generally one to three years.  Under the terms of the agreement and local law, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for the relevant territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. Our pricing to distributors is generally fixed under the terms of the distribution agreements, but may change at our election with as little as 30 days prior notice under most agreements. Sales incentives, if provided, are recorded as reductions to net sales in the same period net sales are recognized.

In November 2008, we facilitated an application for regulatory approval for the epilepsy indication in Japan. This application was filed by Nihon Kohden Corporation, and is still pending before the Japanese Ministry of Health, Labour and Welfare. Additionally, in April 2009, we entered into a distribution agreement granting Nihon Kohden Corporation exclusive distribution rights in Japan should we obtain regulatory approval for the epilepsy indication in Japan. The regulatory approval process in Japan could be time-consuming and expensive, particularly if Japanese authorities require further clinical trials, and we are unable at this time to predict if or when we may obtain an approval.

Third-Party Reimbursement in the U.S. Market

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from the shipment date. Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coding, reimbursement and coverage for the VNS Therapy System, the associated implant procedure and follow-up care. Favorable reimbursement coverage allows our customers to invoice and be paid by third party payers for the costs of  the VNS Therapy System, the associated surgery and patient care. Reimbursement or payment rates from private insurers were largely unchanged over the past year, although Medicare made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead, effective on January 1, 2009. These changes include an increase from approximately $11,877 to $12,545 in the amount paid for the generator, and a decrease from approximately $14,061 to $7,234 in the amount paid for a lead and the insertion procedure. The reimbursement rates will vary depending on geographic area. We continue to work with the CMS to insure favorable and appropriate reimbursement for our products and related procedures; however, these changes and other potential changes in the future could have a material, long-term adverse impact on our ability to procure sales to hospitals.  With respect to epilepsy, the coverage environment was largely unchanged, with virtually all technology assessments being favorable and most third-party payers having favorable coverage policies.

Coverage for VNS Therapy in depression has been extremely difficult to obtain, and we have elected to discontinue active commercial efforts until more favorable coverage is available.

We employ case managers, available through our reimbursement hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis or policy level.

Medicare

Under the current CMS policy, VNS Therapy is covered for patients with medically refractory partial onset seizures for whom surgery is not recommended or for whom surgery has failed. In May 2007, the CMS issued its Decision Memorandum for Vagus Nerve Stimulation for Treatment of Resistant Depression (CAS-00313R), concluding that Medicare coverage is not available for VNS Therapy as a treatment for depression. For additional information, see “General” above.

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

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, we estimate that private payers account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or adopted the national CMS coverage policy for use of VNS Therapy in epilepsy. As of the end of fiscal year 2009, coverage for VNS Therapy for depression is still very limited. Most plans have either no policy or a non-coverage policy with respect to coverage for depression.

Payment rates vary among third-party plans based on contracts and payment methods of specific providers. Audits of providers have revealed that the average reimbursement rates for VNS Therapy-related procedures are generally acceptable to the providers.

In deciding to cover a new product or therapy, private payers base their initial coverage decisions on several factors, including, but not limited to:

—	the status of the FDA’s review of the product;
—	CMS’s national coverage determinations, as well as local coverage determinations by Medicare contractors;
—	BlueCross BlueShield Technology Evaluation Center recommendations;
—	other technology assessments, including but not limited to those provided by Hayes, Inc., the ECRI Institute and the California Technology Assessment Forum;
—	the product’s safety and efficacy;
—	the number of clinical studies performed and peer-reviewed articles published with respect to the product; and
—	how the product and therapy compare to alternative therapies.

Payment for VNS Therapy outside the U.S.

Payment by customers for VNS Therapy Systems outside the U.S. varies on a country-by-country basis and depends on the method of product distribution chosen by the company for that country. In almost all countries, governments are involved in setting the final reimbursement rates to be paid, which is generally lower than the reimbursement rates in the U.S. market. In fiscal year 2009, our international net product sales accounted for 19% of total net product sales, and the three largest individual country markets were the United Kingdon, France and Germany. In those countries, we sell directly to hospitals, and the amount received may vary even within that country.  Total sales are also affected by national and local health budgets.

Increasing prices for the VNS Therapy System, or setting a higher price for new models, such as the Demipulse and Demipulse Duo generators, can be a difficult and time-consuming process, in some instances involving submissions to government agencies.

Although the VNS Therapy System has been approved for commercial distribution in European Union countries and Canada for the treatment of chronic or recurrent depression, we are not actively marketing the device in those countries for this indication because of the lingering effect of the negative reimbursement environment in the U.S. for the depression indication and because of the extent of the investment that would be required.

Competition

We believe that in the fields of refractory epilepsy, existing and future drug therapies are and will continue to be the primary competition for the VNS Therapy System. We may eventually face competition from other medical device companies for the treatment of partial seizures and depression. Medtronic, Inc., for example, has completed a clinical study involving an implantable signal generator used with an invasive deep brain probe  (deep brain stimulation, or “DBS”) for the treatment of epilepsy and continues to conduct a similar study of a DBS system for the treatment of depression. Medtronic, Inc. has received FDA approval for a DBS device system for the treatment of essential tremor and Parkinson’s Disease and has announced that it intends to seek FDA approval for a DBS system for the treatment of epilepsy.  St. Jude Medical, Inc. has also announced the initiation of a trial of a DBS system for the treatment of depression, and NeuroPace, Inc. has developed a closed-loop “responsive neurostimulation system” for the treatment of epilepsy and is currently conducting a pivotal study for this device. We could also face competition from other large medical device and pharmaceutical companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain patents and regulatory approval for products that are more effective in treating epilepsy or depression than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy or depression. The development by others of new treatment methods with novel antiepileptic and depression drugs, medical devices or surgical techniques for epilepsy or depression could render the VNS Therapy System noncompetitive or obsolete.

We believe that the primary competitive factors within the epilepsy treatment markets are the safety and efficacy of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement, quality of life improvements and product reliability. We also believe that the VNS Therapy System compares favorably with competitive products as to these factors.

At least one other device-based therapy has recently been approved for depression that has not responded to one failed treatment trial – repetitive transcranial magnetic stimulation, or (“rTMS”).  This is a non-invasive device treatment. Likewise, a well-established array of antidepressant drugs, typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive, or treatment-resistant, depression. For patients with certain types of severe depression or those at acute risk for suicide, ECT (electroconvulsive therapy) is often used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to patients with depression or be more readily accessible due to more favorable reimbursement and coverage by third party payers.

As other forms of neurostimulation are investigated and developed for epilepsy or depression, these may emerge as competition for VNS Therapy. Other less invasive treatments such as magnetic seizure therapy may compete for a similar place in the depression treatment market as they are developed. Finally, ECT is undergoing refinements in technique to increase specificity and reduce the cognitive deficit side effects; if successful, the tolerability and patient acceptance of ECT could improve in the future. These neurostimulation techniques could prove to be more effective, more predictable, or more rapidly acting than VNS Therapy.

Patents, Licenses and Proprietary Rights

As of April 24, 2009, we owned or licensed 46 U.S. patents and 84 pending U.S. patent applications, covering various aspects of the VNS Therapy System, improvements to the VNS Therapy System and methods of treatment for a variety of disorders through electrical stimulation of the vagus nerve or other cranial nerves. In addition to epilepsy and neuropsychiatric disorders (including depression), other method patents cover the fields of eating disorders (including obesity and bulimia), endocrine disorders, migraine headaches, dementia, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license 13 patents issued by the European Patent Office or other international authorities and 105 patent applications pending in the European Patent Office or before other national or international authorities.

We have an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we currently maintain exclusive licenses on six U.S. method patents (and such international counterparts that have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of movement disorders (including epilepsy), neuropsychiatric disorders (including depression) and other disorders, and two pending U.S. patent applications.  We believe that these patents give us an advantage by limiting competition in VNS to treat refractory epilepsy and depression in the U.S. The license agreement will give us coverage for movement disorders until expiration of the applicable patent in July 2011 and coverage for neuropsychiatric disorders until expiration of the applicable patent in May 2011.  We do not have indication-specific patent coverage for movement disorders outside the U.S. or for neuropsychiatric disorders outside the U.S. and Japan. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of net sales through July 2011, after which our royalty obligation to Dr. Zabara will end unless, in the meantime, we commence the sale of VNS Therapy Systems for an indication covered by another patent issued to Dr. Zabara.

Effective December 13, 2007, we licensed from Southern Illinois University the exclusive rights to three additional U.S. patents pertaining to VNS for the treatment of traumatic brain injury, modulating brain neural plasticity, and improving memory and learning. During fiscal year 2009, we entered into agreements with other third parties licensing IP rights pertaining to seizure detection and prediction and to new VNS stimulation parameters for the control of epilepsy and other disorders.  We are currently engaged in negotiations to obtain additional IP rights pertaining to seizure detection and prediction, but we can give no assurances that our negotiations will be successful.

We cannot assure you that patents will issue from any of the pending applications or if patents issue, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

There has been substantial litigation regarding patent and other IP rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend us against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business. We are not currently a party to any patent litigation or other litigation regarding proprietary rights and are not aware of any challenge to our patents or proprietary rights.

Licenses Granted by Us to Other Persons

Effective December 17, 2007, we entered into an Exclusive Patent License Agreement (the “EES License Agreement”) with Ethicon Endo-Surgery, Inc. (“EES”), granting EES an exclusive, worldwide license, with the right to grant non-exclusive sublicenses, for a specified field of use (treatment by means of nerve stimulation for weight reduction or for hypertension or diabetes in patients having a body mass index of 25 or more) under nine U.S. patents and nine U.S. patent applications, and future related patents and international counterparts. Under the terms of the EES License Agreement, EES paid us a non-refundable fee of $9.5 million. EES also agreed to pay us a royalty on future net sales of products covered by any of the subject patents, and EES will reimburse us for future patent-related expenses associated with the filing, prosecution, and maintenance of the licensed patents and patent applications outside the U.S. EES has also been granted a right of first refusal to negotiate for a license under any patent rights acquired by us within the specified field of use and offered for licensing.

Product Liability and Insurance

The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in four product liability lawsuits. As the manufacturer of a medical device, we likely will be named in the future as a defendant in other product liability lawsuits. We do not believe that our products involved in the current lawsuits are defective; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove not to be adequate in some circumstances. Product liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position.

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

In August 2007, we published a field notification regarding the potential for dissolution of the lead in the area of a lead fracture if stimulation continues after the fracture.  Lead dissolution has been associated with localized pain, inflammation and vocal cord dysfunction in some patients.  The field notification advised physicians to program the generator to zero output current if a lead fracture is suspected. The FDA classified this adverse event as a Class II recall and approved our decision to address this adverse event by means of a technical bulletin or safety alert letter.  Despite our efforts, a patient could experience a related adverse event and pursue a product liability claim with eventual material adverse consequences to our business.

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

In February 2008, we sent physicians a safety alert letter warning of a software anomaly that can cause the VNS Therapy Demipulse and Demipulse Duo generators to reset (set the output current to zero) during a magnet swipe or in the presence of a strong electric field.  The FDA classified this anomaly as a Class III recall and approved our decision to address this situation by means of a safety alert letter.  In December 2008, we obtained FDA approval to upgrade the software in implanted generators to a version without the software anomaly. We are not aware of any permanent injuries as a result of this anomaly or efforts to upgrade the software, but a claim with material adverse consequences to our business could be asserted in the future.

We may in the future identify other product defects, and any such defects may result in legal claims with material adverse consequences to our business.

We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes, but our coverage limits may prove not to be adequate in some circumstances. In addition, executive and organization liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. Further, insurance companies have been subject to extreme financial stress during the last fiscal year, and our insurers may be unable to meet their obligations under the policies they have issued or will issue in the future.

Employees

As of May 30, 2009, we had 440 full-time employees.  We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is generally good. We are also engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet the company’s objectives. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

Financial Information about Segments and Geographical Areas

We operate our business as a single segment with similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. We are a neurostimulation business focused on creating new markets, improving our products, developing other medical devices for patients suffering from epilepsy and expanding our business into other neuromodulation opportunities.

Our financial information, including our net sales and long-lived assets by geographical area, is included in the Consolidated Financial Statements and the related Notes beginning on page F-1, especially “Note 17.  Geographic Information”.

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

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 24, 2009, our stock traded from a high of $28.95 to a low of $9.84 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

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

—	results of studies regarding the safety and efficacy of drugs or devices that are potential competitors to our VNS Therapy System;
—	quarterly variations in our sales and operating results;
—	announcements of significant contracts, acquisitions or capital commitments;
—	our ability to develop an alternative strategy for VNS Therapy for depression;
—	our ability to find licensees for some of our technology and the terms or any licenses we grant;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	risks and costs associated with the previously disclosed inquiries by the SEC staff and the U.S. Attorney and any litigation relating thereto or to our stock option grants, procedures and practices;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	uncertainties associated with governmental and regulatory inquiries; and
—	uncertainties associated with litigation.

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

We have been profitable for only twelve fiscal quarters since our inception in 1987.

Through April 24, 2009, we incurred an accumulated deficit of approximately $242.5 million. Although we were profitable in fiscal year 2009, we can provide no assurance that our net sales will grow or that our expenses will decline sufficiently to enable us to remain profitable in the future.

Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline.

Our quarterly net sales, expenses and operating results may vary significantly from quarter to quarter for several reasons, including, without limitation:

—	the extent to which the VNS Therapy System gains market acceptance;
—	the existence and timing of any approvals or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	increased competition, patent expiration, new technology or treatments;
—	product recalls or safety alerts;
—	litigation, including product liability, securities class action, stockholder derivative, general commercial and other lawsuits; and
—	the financial health of our customers, and their ability to purchase VNS Therapy Systems, in the current economic environment.

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

As of April 24, 2009, we had $62.3 million in convertible debt with aggregate annual debt service obligations, excluding repayment of principal, of approximately $1.9 million. If we issue other securities in the future, our debt service obligations and interest expense will increase further. We intend to fulfill our debt service obligations from earnings and our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financing sufficient to meet these obligations, we may have to delay or curtail our research, development and commercialization programs. Our indebtedness could have significant additional negative consequences, including, without limitation:

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

If we undergo a fundamental change as defined in the documentation governing our $62.3 million of 3% Senior Subordinated Convertible Notes that may become due in 2011 (“Convertible Notes”), including, but not limited to, the acquisition by any person of the beneficial ownership of 50% of our common stock, our consolidation or merger with or into any other person, our liquidation, or our common stock being removed from listing on the NASDAQ Global Market, the holders of the Convertible Notes may, at their option, require us to purchase their Convertible Notes for the full amount owed including accrued but unpaid interest. This amount may be greater than the market value of the Convertible Notes at the time of repurchase. As a result, the possibility of a repurchase requirement may inhibit the consummation of certain transactions such as consolidations or mergers that may be beneficial to our stockholders.

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

We may fail to maintain the current regulatory approvals for our depression indication and our ability to minimize our required investment for this indication.

In February 2008, we announced a plan to transfer our depression business to a separate entity, in which we expected to maintain at least a minority interest. This process did not result in the receipt of an offer that provides sufficient value to our stockholders.  Accordingly, we continue evaluating alternative actions intended to maintain the current regulatory approval, while minimizing our required investment, as well as ensuring that VNS Therapy continues to be available to patients in the United States and certain international markets. If we are unable to find an alternative strategy with respect to our depression indication, we may lose our regulatory approval which could have a material adverse effect on shareholder value, or be forced to increase our investment substantially, which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

We may not be successful in implementing our open market share repurchase program.

In February 2008, we announced our intention to conduct an open market share repurchase program for the repurchase of up to one million shares of our outstanding common stock. The number of shares actually repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements.  The program may be also suspended or discontinued at any time. As of April 24, 2009, we have purchased 514,725 shares of our outstanding common stock under the program.  We may be unable to complete the program as planned.  There can be no assurance that any repurchases will have a positive impact on our stock price.  Failure to complete the program may negatively impact investor confidence in us and negatively impact our stock price.

We may not develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

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

We may not be able to maintain or expand market acceptance for the use of the VNS Therapy System, which could cause our sales to be lower than expectations.

Market acceptance of the VNS Therapy System depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in an estimated 58,000 patients, many physicians are still unfamiliar with this form of therapy. We believe that existing pharmacological therapies, surgery (for refractory epilepsy) and ECT (for depression) are the only other approved and currently available therapies competitive with the VNS Therapy System. Medtronic, Inc., however, has conducted studies concerning the effectiveness of its DBS device system for the treatment of depression and announced that it intends to seek FDA approval for a DBS device system for the treatment of epilepsy. These other therapies may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that could change physicians’ opinions or use of our product for refractory epilepsy. We cannot assure you that we will ever receive broad reimbursement coverage for depression or that our sales will increase for epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, our consolidated financial position and results of operations.

We have not been successful in our marketing and sales effort in VNS Therapy for depression.

We launched VNS Therapy for depression in August 2005 following an expansion of our sales and case management organization to support anticipated sales demand in the depression market. In May 2007, CMS issued a national non-coverage determination with respect to VNS Therapy for depression. Because the national non-coverage determination is binding on all local Medicare contractors, patients cannot obtain Medicare coverage for depression. In addition, CMS’s non-coverage determination had a detrimental effect on coverage decisions by other payers, including Medicaid and private payers. Accordingly our depression sales have decreased markedly since fiscal year 2006. In addition, the absence of broad regional or national insurance coverage has had a negative effect on psychiatrists’ prescribing habits, resulting in substantially decreased sales of VNS Therapy Systems for depression. Accordingly, during fiscal year 2009, we curtailed active marketing efforts with respect to depression.

We do not anticipate any meaningful sales growth in depression unless and until we obtain favorable coverage policies for VNS Therapy in depression.

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

Our ability to commercialize the VNS Therapy System successfully depends, in large part, on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we do not have substantial reimbursement coverage for the treatment of depression. In May 2007, CMS issued a national non-coverage determination with respect to VNS Therapy for depression. This non-coverage determination means that Medicare will not cover VNS Therapy for depression. Since the national non-coverage determination is binding on all local Medicare contractors, patients are not able to obtain Medicare coverage for depression. In addition, the CMS non-coverage determination also had a detrimental effect on coverage by Medicaid and private payers. In addition, periodic changes to reimbursement methodology for medical devices under the Medicare and Medicaid programs occur and may reduce the rate of increase in federal expenditures for health care costs. Such changes, as well as any future regulatory changes and the failure of the VNS Therapy System to continue to qualify for reimbursement under these programs, may have an adverse impact on our business.

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

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures.  In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury, or may contain an anomaly which, if a malfunction were to occur, could cause or contribute to a death or serious injury.  Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA.  In the European Community, we are required to maintain certain ISO certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications.  If we fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our consolidated financial condition and results of operations.

Our products may have defects that result in product recalls, which may result in substantial costs and reduced sales.

The VNS Therapy System includes an electronic pulse generator and lead designed to be implanted in the human body and a programming wand connected to a handheld computer for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or the product delivering a therapy that is not intended. The occurrence of such problems or other adverse clinical reactions could result in a recall of our VNS Therapy System, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial litigation, with liabilities well in excess of our insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.

Our success depends upon our ability to obtain and maintain patent and other IP protection for the VNS Therapy System and its improvements. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our VNS Therapy System and treatment methods. The process of seeking patent protection can be expensive and time consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection of our technology or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our business and our consolidated financial position and results of operations.

We may be subject to competition outside the U.S., reducing our sales and earnings.

Our patent protection outside the U.S. for the epilepsy and depression indications has expired.  As a result, we are subject to competition in some countries without legal recourse to challenge our competitors based on patent infringement.  For example, we are aware of an entity in Turkey manufacturing and selling implantable devices for delivering VNS Therapy in that market.  In the future, we may be subject to other competition in other countries, reducing our sales and earnings or limiting our growth.

Additionally, certain countries, including China, do not enforce compliance with laws that protect IP rights with the same degree of vigor as is available under the U.S. patent system. For this reason, there is a risk that our IP may be subject to misappropriation in such countries. This may permit others to produce copies of our products that are not covered by currently valid patent registrations. There is also a risk that such products may be exported from such countries to other countries.

We may engage in litigation to protect our proprietary rights, or defend against infringement claims by third parties, causing us to suffer significant liabilities or expenses or preventing us from selling our products.

There has been substantial litigation regarding patent and other IP rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business.

Intense competition and rapid technological changes could reduce our ability to market our products successfully and achieve sales.

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

The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the depression indication, the FDA has required us to conduct a post-approval 460-patient dosing study and a 1,000-patient registry of which 500 will be treated with VNS Therapy. The results of these studies may be included in our product labeling. If we fail to conduct or complete these studies in a timely manner, we may be subject to regulatory action, including withdrawal of our depression indication approval.  Also, any adverse regulatory action, depending on its breadth, may be detrimental to our business.

We are subject to governmental laws addressing our sales and marketing practices, and failure to adhere to these laws could result in substantial fines and other penalties.

We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act, the HIPAA Privacy Rule and the federal Foreign Corrupt Practices Act, that govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the Office of the Inspector General of Health and Human Services Department (“OIG”) and the U.S. Department of Justice (“DOJ”). Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the federal Anti-Kickback Statute and the Foreign Corrput Practices Act based on certain marketing and sales practices and compensation arrangements with referral sources. The Foreign Corrupt Practices Act prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business. Pharmaceutical and medical device manufacturers also have been accused of alleged violations of the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (a) knowingly presents a false or fraudulent claim for payment to the U.S. government, (b) knowingly uses a false record or statement to obtain payment or (c) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the whistleblower provisions of the federal False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a prosecution under the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, to defend against a false claims action, be liable for monetary fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case.

In January 2006, we adopted revisions to our Business Practice Standards that we believe more thoroughly address our compliance risks with respect to healthcare laws. Additionally, in October 2008, we adopted International Business Practice Standards that we believe address our compliance risks with respect to international laws and rules. We endeavor to conduct our business in compliance with our Business Practice Standards and International Business Practice Standards and to ensure continued compliance through regular education of our employees, audits of employee activities, and appropriate responses to violations of the Business Practice Standards and International Business Practice Standards. Although we believe that these efforts have been successful and that we are in substantial compliance with our policies and the healthcare laws, given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel employed by us, violations of our policy and the law could occur. We could be subject to investigation by the OIG or the DOJ or a comparable state or international agency. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of the VNS Therapy System from Medicare and Medicaid reimbursement.

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

We are subject to the risks of international economic and political conditions.

Our international operations are subject to risks which are inherent in conducting business overseas and under foreign laws, regulations and customs. These risks include possible nationalization, expropriation, importation limitations, violations of U.S. or local laws, including, but not limited to the U.S. Foreign Corrupt Practices Act, pricing restrictions, and other restrictive governmental actions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business and our consolidated financial condition or results of operations.

Our international business is subject to foreign currency fluctuations.

The majority of our international sales are invoiced in Euros, U.S. dollars and British pounds. The strengthening of the U.S. dollar generally has an unfavorable impact on our sales. The weakening of the U.S. dollar generally has a favorable impact on our sales.  The impact of foreign currency fluctuations on sales is not indicative of the impact on our operations due to the offsetting foreign currency impact on operating costs and expenses.  Additionally, if currencies weaken against the U.S. dollar, foreign distributors whose payables are denominated in U.S. dollars may not be able to meet their obligations in a timely manner.

We sell our products in certain emerging economies.

Emerging economies have less mature product regulatory systems, and can have more volatile financial markets. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk if we extend credit to customers in these economies.

In many of the international markets in which we do business, including certain parts of Europe, Russia and Asia, our employees, agents or distributors sell our products to various governmental agencies.

Selling our products through agents or distributors, particularly in public tenders, can expose us to a higher degree of risk. Our agents and distributors are third parties who we retain to work in many markets. However, agents and distributors are independent third parties. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both.

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

We are cooperating with this governmental investigation. A more detailed discussion of this matter is contained in “Note 14. Litigation — Governmental Investigations of Options Granting Practices.” Although it is not possible  to predict the likely outcome of these inquiries, an adverse result could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows. Even if the result of such inquiries is not adverse, the cost of defending against such inquiries has been and may continue to be expensive and could have a material adverse effect on our consolidated financial position.

We have an obligation to advance legal fees for our current and former officers and directors in certain situations, and that obligation could be costly to us.

We and certain former officers are the subject of an informal inquiry by the SEC.  For details on the inquiry, see  “Note 14. Litigation — Governmental Investigations of Options Granting Practices.” Pursuant to our bylaws, we have an obligation to advance reasonable legal fees and expenses incurred by our former officers in connection with their defense of the inquiry.  The amount of legal fees and expenses we are required to advance could be substantial and could have a material adverse effect on our consolidated financial position.

Disruption in the global financial markets may adversely impact the availability and cost of credit, customer spending patterns and our suppliers’ ability to provide us with necessary materials.

In the U.S., recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth. During fiscal year ending April 24, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the insurance industry, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy.  Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to unprecedented market volatility.

As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers and suppliers. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs and timely replace maturing liabilities, resulting in an adverse effect on our consolidated financial condition and results of operations.

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

Our manufacturing facility is located at a single site, and the occurrence of a catastrophic disaster or other similar event could cause damage to our facility and equipment, which would require us to cease or curtail operations.

We are vulnerable to damage from various types of disasters, including fires, terrorist acts, floods, power losses, communications failures and similar events. For example, in September 2008, Hurricane Ike hit the Texas Gulf Coast and caused significant property damage and a number of fatalities near the area in which our facility is located. If any such disaster were to occur, we may not be able to operate our business at our facility. Our manufacturing facilities require FDA approval which could result in significant delays before we could manufacture products from a replacement facility. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm our business and consolidated results of operations.

Item 1B.  Unresolved Staff Comments

Currently, there are no outstanding, unresolved written comments by the SEC regarding any of our periodic or current reports filed under the Exchange Act.  We have, however, previously disclosed that we are subject to an inquiry by the SEC relating to our accounting for stock option grants. We are cooperating with the SEC in such inquiry.

Item 2.  Properties

In December 2007, we re-negotiated the lease on 114,000 square feet of office and manufacturing space at 100 Cyberonics Blvd in Houston, Texas, extending the term for 86 months, commencing on November 1, 2007 and ending on December 31, 2014, and agreeing to surrender the use of 19,376 square feet of the premises.  In January 2008, we completed the abandonment of the portion of the leased space that we had agreed to surrender.  In March 2008 we agreed to surrender an additional 294 square feet.  We have also agreed to lease approximately 8,800 square feet of warehouse and office facilities at 11275 West Sam Houston Tollway South in Houston, Texas.

As part of our international operations, we have leased approximately 17,000 square feet for administrative and sales offices in Brussels, Belgium and elsewhere in Europe with terms ending in October 2009 through January 2011. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 14. Litigation.”

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during fiscal years 2008 and 2009 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 25, 2008
First Quarter	$22.38	$14.58
Second Quarter	18.12	12.95
Third Quarter	14.92	11.51
Fourth Quarter	15.98	9.59
Fiscal Year Ended April 24, 2009
First Quarter	28.12	15.27
Second Quarter	28.95	9.85
Third Quarter	18.27	9.84
Fourth Quarter	16.45	12.31

    As of June 12, 2009, according to data provided by our transfer agent, there were 371 stockholders of record.

    During fiscal year 2008 and 2009, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors.

    The table below presents purchase of equity securities by the issuer and affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
January 26 – February 29, 2008	––	––	––	1,000,000
March 1 – March 28, 2008	348,300	$12.3051	348,300	651,700
March 29 – April 25, 2008	130,725	$14.5685	130,725	520,975
April 26 – May 30, 2008	7,000	$15.0157	7,000	513,975
May 31 – June 27, 2008	––	––	––	513,975
June 28 – July 25, 2008	––	––	––	513,975
July 26 – August 29, 2008	––	––	––	513,975
August 30 – September 26, 2008	––	––	––	513,975
September 27 – October 24, 2008	28,700	$14.8844	28,700	485,275
October 25 – November 28, 2008	––	––	––	485,275
November 29 – December 27, 2008	––	––	––	485,275
December 28 – January 23, 2009	––	––	––	485,275
January 24 – February 27, 2009	––	––	––	485,275
February 28 – March 27, 2009	––	––	––	485,275
March 28 – April 24, 2009	––	––	––	485,275
Total	514,725	$13.0606	514,725	485,275
____________________________

(1)	Shares are purchased at market price.
(2)	In February 2008, we announced an open market share repurchase program for the repurchase of up to 1.0 million shares of our outstanding common stock.

Item 6.  Selected Financial Data

    The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and related Notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related Notes for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007 are derived from consolidated financial statements that are included in this Form 10-K. The selected financial data for the 52 weeks ended April 29, 2006 and April 30, 2005 are derived from audited consolidated financial statements that are not included in this Form 10-K.

	52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007	April 28, 2006	April 29, 2005
Consolidated Statement of Operations Data:
Net sales	$143,600,979	$121,229,742	$130,968,437	$123,441,575	$103,442,570
Cost of sales	20,040,636	21,092,374	18,258,374	15,822,045	15,674,040
Gross profit	123,560,343	100,137,368	112,710,063	107,619,530	87,768,530
Operating expenses:
Selling, general and administrative	84,837,694	85,944,866	134,144,315	137,310,196	86,972,068
Research and development	19,732,941	22,421,199	28,092,243	29,541,707	20,092,810
Total operating expenses	104,570,635	108,366,065	162,236,558	166,851,903	107,064,878
Income (loss) from operations	18,989,708	(8,228,697)	(49,526,495)	(59,232,373)	(19,296,348)
Interest income	1,235,757	3,844,508	4,649,394	3,211,956	1,072,488
Interest expense	(3,394,837)	(5,818,272)	(5,913,119)	(3,018,969)	(444,270)
Gain on early extinguishment of debt	11,000,698	—	—	—	—
Other income (expense), net	(381,265)	(397,141)	(311,112)	69,460	84,736
Income (loss) before income taxes	27,450,061	(10,599,602)	(51,101,332)	(58,969,926)	(18,583,394)
Income tax expense (benefit)	729,441	(264,837)	78,775	99,266	26,113
Net income (loss)	$26,720,620	$(10,334,765)	$(51,180,107)	$(59,069,192)	$(18,609,507)
Basic income (loss) per share	$1.00	$(0.39)	$(2.01)	$(2.37)	$(0.77)
Diluted income (loss) per share	$0.61	$(0.39)	$(2.01)	$(2.37)	$(0.77)
Shares used in computing basic income (loss) per share	26,632,115	26,568,746	25,514,232	24,916,938	24,036,736
Shares used in computing diluted income (loss) per share	27,542,198	26,568,746	25,514,232	24,916,938	24,036,736

Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$66,225,479	$91,058,692	$84,804,876	$92,355,071	$61,475,892
Total assets	112,043,628	136,231,087	137,644,883	152,300,284	98,855,397
Convertible notes (1)	62,339,000	125,000,000	125,000,000	125,000,000	—
Line of credit	—	—	7,500,000	2,500,000	3,000,000
Other long-term obligations (2)	7,647,544	9,166,440	295,184	1,148,457	209,928
Accumulated deficit	(242,520,817)	(269,241,437)	(258,646,256)	(207,466,149)	(148,396,957)
Stockholders’ equity (deficit)	24,411,844	(15,223,305)	(16,062,229)	4,629,866	75,595,841

(1) Convertible notes were presented in our balance sheet as current liabilities prior to fiscal year 2008 due to the Default Notice from the Trustee.  The Convertible notes are presented as long-term liabilities as of April 24, 2009 and April 25, 2008 after agreement was reached with the Trustee.  See “Debt Instruments and Related Covenants.”

(2) Other long-term obligations as of April 24, 2009 and April 25, 2008 include deferred license revenue in the approximate amount of $7.5 and $9.0 million, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with Part I of this Form 10-K, including the matters set forth in “Cautionary Statement About Forward-Looking Statements,” “Item 1A. Risk Factors” and our Consolidated Financial Statements and the related Notes included elsewhere in this Form 10-K.

This item provides material historical and prospective disclosures enabling investors and other users to assess our consolidated financial position and results of operations. The Consolidated Financial Statements include the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss) and consolidated statements of cash flows. The Notes are an integral part of the Consolidated Financial Statements and provide additional information required to fully understand the nature of amounts included in the Consolidated Financial Statements.

Overview

We are a neuromodulation company founded to design, develop and bring to market medical devices that provide a unique therapy, VNS Therapy, for the treatment of epilepsy, depression and other disorders as approved by the applicable regulatory bodies.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services, (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  Recently, Medicare made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead, effective on January 1, 2009. These changes include an increase from $11,877 to $12,545 in the amount paid for generator, and a decrease from $14,061 to $7,234 in the amount paid for a lead and the insertion procedure. The reimbursement rates will vary depending on geographic area. We continue to work with the CMS to insure favorable and appropriate reimbursement for our products and related procedures; however, these changes and other potential changes in the future could have a long-term adverse impact on our ability to procure sales to hospitals, as well as an adverse impact on our business and our future operating results.

Our clinical development program has included pilot and pivotal studies in using VNS Therapy (a) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (b) as an adjunctive treatment for patients 18 years of age and older with chronic or recurrent depression who are in a major depressive episode. We have also conducted or provided support for small pilot studies for the use of VNS Therapy in the treatment of Alzheimer’s Disease, anxiety, bulimia, fibromyalgia, obesity, obsessive-compulsive disorder, multiple sclerosis and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy in these new indications and to determine which new indications might be considered for pivotal studies.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical studies and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. As of April 24, 2009, we incurred an accumulated deficit of approximately $242.5 million.

The primary exchange rate movements that impact our consolidated net sales growth include the U.S. dollar as compared to the Euro and the British pound. The strengthening of the U.S. dollar generally has an unfavorable impact on our sales for the year. The impact of foreign currency fluctuations on net sales is not indicative of the impact on our operations due to the offsetting foreign currency impact on operating costs and expenses.

Proceedings Related to Stock Option Grants and Practices

Regulatory Proceedings.  In June 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants, and we received a subpoena from the Office of the U.S. Attorney for the Southern District of New York requesting documents related to our stock option grants, practices and procedures. In October 2006, the SEC staff made an additional request for certain documents and information related to our revised guidance on February 8, 2006 and our financial results announced on May 1, 2006, our sales for the quarter ended April 28, 2006, coverage or potential coverage of our VNS Therapy System by BlueCross BlueShield of Alabama and Aetna and the aging of our accounts receivable since January 1, 2003. We are cooperating with the SEC staff and the U.S. Attorney’s Office.

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

Leases.  Financial Accounting Standards Board (“FASB”) Statement No. 13,“Accounting for Leases” (“FAS 13”) establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to the contract of leased facilities and other lease obligations recorded in compliance with FAS 13. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight-line method, as reduction to rent expense over the term of the lease. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease. During fiscal year 2008 we surrendered a portion of our leased facilities at 100 Cyberonics Boulevard in Houston Texas.  We record the net present value of our future lease obligations related to the space surrendered, offset by the net present value of estimated proceeds from the sub-lease of the space surrendered.

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

Stock Options.  We account for our employee stock-based compensation plans under FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”).  Under FAS 123(R) the fair value of compensatory stock options is determined using the Black-Scholes option valuation model, which is affected by assumptions regarding a number of complex and subjective variables. Total compensation cost for the 52 weeks ended April 24, 2009 for stock options was approximately $5.4 million. As of April 24, 2009, there was approximately $6.0 million of unrecognized compensation cost related to unvested stock options that are expected to be amortized over a weighted average period of 3.65 years.

Restricted Stock, Restricted Stock Units and Other Share-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees which have no purchase cost to the grantee. Nonvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Typically, grants are service based and vest ratably over the service period of four to five years, or cliff vest after three years, as required under the agreement establishing the grant. Compensation cost is expensed ratably over the service period. Generally, the fair value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the grant. The fair market value and derived service period of market condition-based grants is determined using the Monte Carlo simulation method. The derived service period for performance-based grants is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance, and our stock price volatility. We issue new shares for the granting of restricted stock. Total compensation cost for the 52 weeks ended April 24, 2009 related to grants of restricted stock was approximately $4.2 million. As of April 24, 2009, there was approximately $5.6 million of unrecognized compensation cost related to grants of restricted stock that is expected to be amortized over a weighted average period of 2.18 years.

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, SA, are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Statements of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income (loss) section of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

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

FAS 109 requires that deferred tax assets are to be reduced by a valuation allowance if the weight of available evidence indicates that it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Therefore, we maintained a valuation allowance for most of our deferred tax assets for the 52 weeks ended April 24, 2009 because historically we have experienced significant operating losses and operate in an industry subject to rapid technological change.  We have achieved profitability in the current year and expect to continue to be profitable in the next fiscal year. We continue to evaluate the future realization of our deferred tax assets based on expectations of future taxable income. Depending on our continued ability to achieve expected levels of profitability, we may have sufficient evidence in future quarters of fiscal year 2010 to conclude that it is more-likely-than-not that we will recognize the value of our deferred tax assets, in whole or in part, in fiscal year 2010.  To the extent the valuation allowance is reversed a benefit will be recorded in our consolidated results of operations.

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

Net sales for fiscal year 2009 were approximately $143.6 million, which consisted of U.S. net product sales of $114.9 million, international net product sales of $27.2 million and licensing revenue of $1.5 million.  Net sales for fiscal year 2008 were approximately $121.2 million, which consisted of U.S. net product sales of $94.4 million, international net sales of $26.3 million and licensing revenue of $0.5 million.  Net sales for fiscal year 2007 were approximately $131.0 million, which consisted of U.S. net product sales of $111.1 million, and  international net sales of $19.9 million.

In fiscal year 2009 U.S. net product sales increased by $20.5 million, or 21.7%, compared to fiscal year 2008 due to a volume increase of 8.2% and increased average selling prices of 13.5%.  The average selling price has increased, in part, due to the market penetration of our new models, the Demipulse generator (single pin) and the Demipulse Duo generator (dual pin). International net sales increased by $0.9 million, or 3.4%, in fiscal year 2009 compared to fiscal year 2008, due primarily to an increase in the average selling price.  The increase in international pricing was due to increased average selling prices of 10.5% offset by an average unfavorable foreign currency exchange impact of 6.2%.  Average selling prices have increased, in part, due to the market penetration of our new models.

In fiscal year 2008 U.S. net product sales decreased by $16.7 million, or 15.0%, compared to fiscal year 2007 due to the continued reduction in the number of VNS Therapy Systems attributable to the depression indication, following both the preliminary and final non-coverage determinations by the CMS in February 2007 and May 2007, respectively.  International net sales increased by $6.4 million, or 32.4%, in fiscal year 2008 compared to fiscal year 2007, due primarily to unit growth and the impact of foreign currency movements.

U.S. net sales attributable to the depression indication have continued to decline significantly since the CMS’s May 2007 issuance of a national non-coverage determination with respect to VNS Therapy for depression. Using the methodology disclosed above, we estimate that our net domestic sales attributable to depression for fiscal year 2009 were approximately $1.5 million compared to $4.7 million for the same period last year, a decrease of approximately 68%.  For fiscal year 2008, U.S. sales attributable to depression were $4.7 million compared to $29.6 million for the fiscal year 2007, a decrease of approximately 84%.

In December 2007, we received a $9.5 million up-front payment relating to the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes.  We are amortizing this up-front payment on a straight-line basis until April 2014, the estimated end of our obligation to prosecute the related licensed patent applications.  During fiscal year 2009 and 2008 we recognized licensing revenue in the amount of approximately $1.5 and $0.5 million, respectively. There was no licensing revenue recognized during fiscal year 2007.

Gross Profit

The gross profit for product sales for fiscal year 2009 was 85.9% of net sales, compared to 82.6% for fiscal year 2008 and 86.1% for fiscal year 2007.  The increase in gross profit margin for fiscal year 2009 as compared to fiscal year 2008 was primarily a result of increased production volume resulting in increased manufacturing efficiency and  higher average selling prices.  The decrease in gross profit margin for fiscal year 2008 as compared to fiscal year 2007 was primarily a result of a decreased production volume resulting in decreased manufacturing efficiency.

Cost of products sold consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. We are obligated to pay royalties at a rate of approximately 3% of net sales. Based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates and the levels of production volume, gross profit may fluctuate in future periods.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities. SG&A expenses were approximately $84.8 million for the fiscal year 2009, a decrease in expenses of approximately $1.1 million, or 1.3%, compared to fiscal year 2008.  The decrease in SG&A expenses is primarily due to reduced marketing and selling expenses related to depression, offset by an increase in compensation expenses.  SG&A expenses were approximately $85.9 million for the fiscal year 2008, a decrease in expenses of approximately $48.2 million, or 35.9%, compared to fiscal year 2007. The decrease was primarily due to cost-saving strategies implemented throughout fiscal year 2008, including an ongoing reduction in selling and marketing expenses of $25.6 million primarily associated with the depression indication. Further, fiscal year 2007 included expenses of $5.4 million primarily associated with the resignations of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), proxy costs of approximately $1.6 million associated with a director election contest, and significant legal and other expenses primarily due to costs associated with the investigation into our stock options granting and accounting practices. Legal expenses decreased by $10.0 million in fiscal year 2008, including the receipt of approximately $1.5 million in insurance recoveries. Stock-based compensation expenses of $7.6 million were lower by $1.1 million in fiscal year 2009 as compared to fiscal year 2008. Stock-based compensation charges of $8.7 million were lower by $6.7 million in fiscal year 2008 than in fiscal year 2007.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses were approximately $19.7 million for fiscal year 2009, a decrease in expenses of approximately $2.7 million, or 12.0%, as compared to fiscal year 2008.  This decrease is primarily due to decreased clinical expenses relating to depression post-approval studies and decreased international clinical expenses partially offset by increased engineering expenses for product development. R&D expenses were approximately $22.4 million for fiscal year 2008, a decrease in expenses of approximately $5.7 million, or 20.2%, as compared to fiscal year 2007.  This decrease was primarily due to the implementation of cost-saving strategies throughout the year and a reduction of $1.6 million in stock-based compensation charges.

Early Extinguishment of Debt

During fiscal year 2009 we repurchased approximately $62.7 million of aggregate principal amount of our convertible notes (the “Convertible Notes”) in privately-negotiated transactions at a purchase price of approximately $50.4 million.  As a result of the purchases, we wrote off approximately $1.3 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $11.0 million.  We did not retire any Convertible Notes during fiscal years 2008 or 2007. After our fiscal year end, we repurchased $15.6 million additional aggregate principal amount of Convertible Notes resulting in a gain on early extinguishment of debt of approximately $1.5 million.  For further discussion see “Note 6.  Convertible Notes”.

Interest Income

Interest income of approximately $1.2 million for the fiscal year 2009 represented a decrease of 67.9% as compared to fiscal year 2008.  The decrease in interest income is due to lower cash balances and lower interest rates. Interest income of approximately $3.8 million for fiscal year 2008 represented a decrease of 17.3% as compared to interest income of $4.6 million for fiscal year 2007. The decrease in interest income was due to decreased interest rates, partially offset by higher cash balances.

Interest Expense

Interest expense of approximately $3.4 million for fiscal year 2009 decreased by approximately $2.4 million, or 41.7%, as compared to fiscal year 2008.  The decrease in interest expense is primarily due to our repurchase and retirement of approximately $62.7 million principal value of our Convertible Notes. Interest expense of approximately $5.8 million for fiscal year 2008 decreased by $0.1 million, or 1.6%, compared to $5.9 million for fiscal year 2007. The decrease was primarily due to savings from the termination, in January 2008, of the line of credit under the revolving line of credit with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“the Credit Agreement”) and reduced liquidated damages on the Convertible Notes, offset by termination fees and the write off of origination fees associated with the termination of the Credit Agreement.

Other Expense, Net

For the fiscal year 2009, other expense, net was approximately $381,000, a decrease of approximately $16,000, or 4.0%, as compared to fiscal year 2008.  The decrease is primarily due to the reduction of leasehold abandonment expenses of approximately $109,000, offset by increased transaction losses associated with changes in foreign currency exchange rates.  For the fiscal year 2008, other expense, net was approximately $397,000, an increase of approximately $86,000, or 27.7%, as compared to fiscal year 2007. The increase was primarily due to the impact of approximately $109,000 in leasehold abandonment expense associated with the re-negotiation of the leased facilities at our corporate headquarters.

Income Taxes

At April 24, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $234.2 million. The following is a reconciliation of statutory federal income tax rates to our effective income tax rate expressed as a percentage of income (loss) before income taxes:

	For the 52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Income tax expense (benefit)	$729,441	$(264,837)	$78,775
U.S. statutory rate	34.0%	(34.0)%	(34.0)%
Change in deferred tax valuation allowance excluding impact of shortfall	(34.1)	29.1	30.2
Shortfall on settlement of options and restricted stock	2.4	30.8	1.8
Reduction in valuation allowance due to shortfall	(2.4)	(30.8)	(1.8)
Federal income tax provision (1)	1.4	0.6	—
Foreign taxes	0.3	0.3	0.1
State and local tax provision	1.0	(3.4)	0.1
Other, net	0.1	4.9	3.8
Effective tax rate	2.7%	(2.5)%	0.2%

(1)	The federal income tax provision for fiscal years 2009 and 2008 consists of federal alternative minimum income tax.

Liquidity and Capital Resources

Overview

Net cash decreased by $24.8 million during fiscal year 2009 primarily due to cash used to repurchase approximately $62.7 million principal value of our Convertible Notes at a purchase price of approximately $50.4 million offset by increases in cash provided by operations of $24.6 million and stock option exercises of $4.3 million. Net cash increased by $6.3 million during fiscal year 2008 due primarily to the increase in cash provided by operations of  $14.5 million, which included a $9.5 million up-front payment relating to the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes, the increase in cash provided by stock option exercises of $6.4 million, offset by cash used to purchase treasury shares and retire the outstanding balance of the Credit Agreement for $13.8 million.

We believe our current financial and capital resources, including cash, cash equivalents and cash flow from operations, will be adequate to fund anticipated business activities, including increased investing activities, through fiscal year 2010, although there can be no assurance of this, as this estimate is based upon a number of assumptions that may not hold true. Our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Item 1A. Risk Factors.”

Cash Flows

    Net cash provided by (used in) operating, investing and financing activities were as follows:

	52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Operating activities	$24,589,950	$14,455,207	$(20,688,856)
Investing activities	(2,918,266)	(817,064)	(1,425,349)
Financing activities	(46,627,016)	(7,429,200)	14,434,408

Operating Activities

Net cash provided by operating activities during fiscal year 2009 is approximately $24.6 million, an increase of $10.1 million compared to fiscal year 2008.  The increase is primarily due to an increase in sales and gross margin improvement resulting in overall profitable operations.  Net cash provided by operating activities during fiscal year 2008 was approximately $14.5 million, an increase of $35.1 million compared to fiscal year 2007. The increase was primarily due to a $40.8 million decrease in net losses in fiscal year 2008 compared to fiscal year 2007, as well as $9.5 million in proceeds in fiscal year 2008 from the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes.

Investing Activities

Net cash used by investing activities during fiscal year 2009 is approximately $2.9 million, an increase of approximately $2.1 million compared to fiscal year 2008. The increase in investment is primarily to enhance business infrastructure such as information technology and manufacturing capabilities.  We expect to further increase our investments in these areas in fiscal year 2010 to $8.5 million. Net cash used by investing activities during fiscal year 2008 was approximately $0.8 million, a decrease of approximately $0.6 million compared to fiscal year 2007, representing a decrease in investments in business infrastructure and facilities.

Financing Activities

Net cash used in financing activities during fiscal year 2009 was approximately $46.6 million, an increase in net cash used of $39.2 million, compared to fiscal year 2008, due primarily to the repurchase of approximately $62.7 million principal value of our Convertible Notes at a purchase price of approximately $50.4 million during fiscal year 2009, offset by cash received on the exercise of stock options of $4.3 million and a reduction in cash used of $5.8 million for the purchase of treasury stock.  Net cash used in financing activities during fiscal year 2008 was approximately $7.4 million, a decrease in cash flow from financing activities of $21.9 million as compared to net cash provided of $14.4 million in fiscal year 2007.  This decrease in cash flow was primarily due to the termination of the Credit Agreement and the purchase of treasury shares in fiscal year 2008.

Debt Instruments and Related Covenants

Convertible Notes

In September 2005, we issued the Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually, in arrears, in cash on March 27 and September 27 of each year, beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equal a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity.

In April 2008, we settled litigation in connection with the Convertible Notes and, as a result, we may be forced to repurchase the Convertible Notes at par if tendered to us on December 27, 2011 nine months prior to the original maturity.  For additional information, see “Note 6.  Convertible Notes.” in the Notes to the Consolidated Financial Statements.  As a result of the settlement and the associated documents, we are able to reflect the Convertible Notes as a long-term liability as of April 24, 2009 and April 25, 2008.

Contractual Obligations

We are party to a number of contracts pursuant to which we are obligated to pay for clinical studies totaling $1.0 million as of April 24, 2009, which is included with accrued liabilities, see “Note 5.  Accrued Liabilities”. Although we have no firm commitments, we expect to make capital expenditures of approximately $8.5 million during fiscal year 2010, primarily to maintain organizational capacity and business infrastructure such as information technology and manufacturing capabilities.

The chart below reflects our obligations under our material contractual obligations as of April 24, 2009:

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual Obligations:
Less Than One Year	$1,870,170	$3,294,195	$363,861	$5,528,226
1-3 Years	65,497,616	5,787,535	250,525	71,535,676
4-5 Years	—	5,626,997	20,095	5,647,092
Over 5 Years	—	1,907,950	21,114	1,929,064
Total Contractual Obligations	$67,367,786	$16,616,677	$655,595	$84,640,058

(1)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture. After our year end we repurchased $15.6 million additional aggregate principal amount of the Convertible Notes.  This repurchase will result in the total Contractual Obligations for Notes Issuance, including interest, to be reduced by approximately $16.9 million to approximately $50.5 million.

(2)	Consists of operating lease obligations related to facilities, office and transportation equipment.

(3)	Reflects amounts we are contractually obligated to spend in connection with sales, marketing and training events and licensing agreements.

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

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar versus the Euro and the British pound. Our wholly owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 20% against the Euro, the effect upon net income recorded during fiscal year 2009 would be favorable by approximately $1.3 million, or 4.9%. Conversely, if the U.S. dollar uniformly strengthened 20% against the Euro, the impact on our operations would be unfavorable by approximately $0.9 million, or 3.3%. The fluctuations in foreign currency exchange rates for the fiscal year 2009 represented an unfavorable impact of 6.2% in our international sales as compared to fiscal year 2008.

Convertible Notes Risk

The estimated fair value of our Convertible Notes was approximately $50.5 million, based on the outstanding liability of approximately $62.3 million as of April 24, 2009.  Because we pay fixed interest coupons on the Convertible Notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our Convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.  Generally, the fair market value of our Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The fair market value of our Convertible Notes may also increase as the market price of our common stock rises and decrease as the market price of our common stock falls. At April 24, 2009, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $211,000 on the fair value of our Convertible Notes, and a 10% increase in the price of our common stock would have resulted in an increase of approximately $210,000 on the fair value of our Convertible Notes. To increase consistency and comparability in fair value measurements, FASB Statement No. 157, "Fair Value Measurements," requires that the inputs used to measure fair value be categorized into levels. There are three levels in the hierarchy. The highest level, or level 1, is an unadjusted market quote from an active market for identical assets or liabilities, level 2 are inputs to the fair value measurement that are observable for the asset or liability, either directly or indirectly, and level 3 are inputs that are unobservable. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. We believe that the fair value measurement of our Convertible Notes fall into Level 2.

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 24, 2009.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 24, 2009.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 24, 2009.

(c)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over the current financial reporting period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 24, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 24, 2009 and April 25, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the 52 weeks ended April 24, 2009, April 25, 2008, and April 27, 2007, and our report dated June 18, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas
June 18, 2009

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

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

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1) Financial Statements

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.5	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6	Amendment No. 5 to Second Amended and Restated Preferred Share Rights Agreement	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 1, 2007	000-19806	4.1
4.7	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.8	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.9	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.10	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.11	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.5
10.6	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.6

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.40†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.41†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1
10.42†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.2
10.43†	Letter Agreement dated August 1, 2007 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 7, 2007	000-19806	10.1
10.44†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.45†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.46†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.47†	Second Amendment to Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1
10.48†	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.44
10.49†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10.50†	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.46
10.51†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10.52†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.48
10.53†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.61
10.54†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.62
10.55†*	Release Agreement effective May 4, 2007 between Cyberonics, Inc. and John A. Riccardi
10.56†*	Letter Agreement dated February 1, 2008 between Cyberonics, Inc. and Dr. Richard L. Rudolph
10.57†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.58†	Cyberonics 1998 Stock Option Notice of Stock Option Grant and Stock Options Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.6
10.59	Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3
10.60†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.61†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10.62†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10.63†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.64
10.64†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.65†	Form of Amendment of Employment Agreement (Messrs. Parker, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.2
10.66†	Form of Amendment of Employment Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.3
10.67†	Form of Amendment of Severance Agreement (Messrs. Browne, Parker, Reinstein, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.4
10.68†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.69	Settlement Agreement and Release, dated April 18, 2008, by and between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.1
10.70†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.71†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.72*#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 18, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 18, 2009

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 18, 2009

/s/ GREGORY H. BROWNE Gregory H. Browne	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 18, 2009

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 18, 2009

/s/ JOSEPH E. LAPTEWICZ Joseph E. Laptewicz	Director	June 18, 2009

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 18, 2009

/s/ ALAN J. OLSEN Alan J. Olsen	Director	June 18, 2009

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 18, 2009

/s/ MICHAEL J. STRAUSS, M.D., M.P.H. Michael J. Strauss, M.D., M.P.H.	Director	June 18, 2009

/s/ REESE S. TERRY, JR. Reese S. Terry, Jr.	Director	June 18, 2009

CONSOLIDATED FINANCIAL STATEMENTS
April 24, 2009, April 25, 2008 and April 27, 2007
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 24, 2009 and April 25, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the 52 weeks ended April 24, 2009, April 25, 2008, and April 27, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 24, 2009 and April 25, 2008, and the results of their operations and their cash flows for the 52 weeks ended April 24, 2009, April 25, 2008, and April 27, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 24, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 18, 2009

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 24, 2009	April 25, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$66,225,479	$91,058,692
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $361,740 and $240,925, respectively	22,250,653	20,039,832
Inventories	12,841,064	12,829,710
Other current assets	2,216,706	2,108,185
Total Current Assets	104,533,902	127,036,419
Property and equipment, net	5,612,791	5,503,139
Other assets	1,896,935	3,691,529
Total Assets	$112,043,628	$136,231,087
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,046,736	$2,740,075
Accrued liabilities	14,598,504	14,547,877
Total Current Liabilities	17,645,240	17,287,952
Long-Term Liabilities:
Convertible notes	62,339,000	125,000,000
Deferred license revenue and other	7,647,544	9,166,440
Total Long-Term Liabilities	69,986,544	134,166,440
Total Liabilities	87,631,784	151,454,392
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 28,175,552 shares issued and 27,353,215 shares outstanding at April 24, 2009; and 27,712,248 shares issued and 26,925,611 outstanding at April 25, 2008	281,755	277,122
Additional paid-in capital	258,519,876	282,788,451
Common stock warrants	25,200,000	25,200,000
Hedges on convertible notes	—	(38,200,000)
Treasury stock, 822,337 and 786,637 common shares at April 24, 2009 and April 25, 2008, respectively, at cost	(16,831,128)	(16,298,835)
Accumulated other comprehensive income (loss)	(237,842)	251,394
Accumulated deficit	(242,520,817)	(269,241,437)
Total Stockholders’ Equity (Deficit)	24,411,844	(15,223,305)
Total Liabilities and Stockholders’ Equity (Deficit)	$112,043,628	$136,231,087

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Net sales	$143,600,979	$121,229,742	$130,968,437
Cost of sales	20,040,636	21,092,374	18,258,374
Gross profit	123,560,343	100,137,368	112,710,063
Operating expenses:
Selling, general and administrative	84,837,694	85,944,866	134,144,315
Research and development	19,732,941	22,421,199	28,092,243
Total operating expenses	104,570,635	108,366,065	162,236,558
Income (loss) from operations	18,989,708	(8,228,697)	(49,526,495)
Interest income	1,235,757	3,844,508	4,649,394
Interest expense	(3,394,837)	(5,818,272)	(5,913,119)
Gain on early extinguishment of debt	11,000,698	—	—
Other expense, net	(381,265)	(397,141)	(311,112)
Income (loss) before income taxes	27,450,061	(10,599,602)	(51,101,332)
Income tax expense (benefit)	729,441	(264,837)	78,775
Net income (loss)	$26,720,620	$(10,334,765)	$(51,180,107)
Basic income (loss) per share	$1.00	$(0.39)	$(2.01)
Diluted income (loss) per share	$0.61	$(0.39)	$(2.01)
Shares used in computing basic income (loss) per share	26,632,115	26,568,746	25,514,232
Shares used in computing diluted income (loss) per share	27,542,198	26,568,746	25,514,232

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

								Accumulated
			Additional	Common	Hedges on			Other		Total
	Common Stock		Paid-In	Stock	Convertible	Deferred	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Notes	Compensation	Stock	Income (Loss)	Deficit	Equity
Balance at April 28, 2006	25,781,349	$257,813	$244,648,193	$25,200,000	$(38,200,000)	$(9,167,093)	$(9,993,200)	$(649,698)	$(207,466,149)	$4,629,866
Stock options exercised	798,074	7,981	9,924,390	—	—	—	—	—	—	9,932,371
Unregistered shares issued	75,000	750	1,940,250	—	—	—	—	—	—	1,941,000
Issuance of Common Stock under Employee Stock Purchase Plan	6,283	63	148,030	—	—	—	—	—	—	148,093
Issuance of Restricted Stock	52,500	525	—	—	—	—	—	—	—	525
Cancellation of Restricted Stock	(12,152)	(121)	121	—	—	—	—	—	—	—
Transfer of Deferred Compensation Balance (123R adoption)	—	—	(9,167,093)	—	—	9,167,093	—	—	—	—
Non-cash Compensation Expense	—	—	18,594,246	—	—	—	—	—	—	18,594,246
Modification of Non-employee Stock Options	—	—	(258,262)	—	—	—	—	—	—	(258,262)
Excise Tax Remediation	—	—	(221,071)	—	—	—	—	—	—	(221,071)
Net loss	—	—	—	—	—	—	—	—	(51,180,107)	(51,180,107)
Translation adjustment	—	—	—	—	—	—	—	351,110	—	351,110
Comprehensive loss	—	—	—	—	—	—	—	—	—	(50,828,997)
Balance at April 27, 2007	26,701,054	267,011	265,608,804	25,200,000	(38,200,000)	—	(9,993,200)	(298,588)	(258,646,256)	(16,062,229)
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	—	—	(260,416)	(260,416)
Balance at April 27, 2007	26,701,054	267,011	265,608,804	25,200,000	(38,200,000)		(9,993,200)	(298,588)	(258,906,672)	(16,322,645)
Stock options exercised	491,064	4,910	6,388,226	—	—	—	—	—	—	6,393,136
Issuance of Common Stock under Employee Stock Purchase Plan	2,735	27	42,415	—	—	—	—	—	—	42,442
Issuance of Restricted Stock	575,100	5,751	(5,751)	—	—	—	—	—	—	—
Cancellation of Restricted Stock	(57,705)	(577)	577	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	(6,305,635)	—	—	(6,305,635)
Non-Cash Compensation Expense	—	—	11,063,306	—	—	—	—	—	—	11,063,306
Excise Tax Remediation	—	—	(309,126)	—	—	—	—	—	—	(309,126)
Net loss	—	—	—	—	—	—	—	—	(10,334,765)	(10,334,765)
Translation adjustment	—	—	—	—	—	—	—	549,982	—	549,982
Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,784,783)
Balance at April 25, 2008	27,712,248	277,122	282,788,451	25,200,000	(38,200,000)	—	(16,298,835)	251,394	(269,241,437)	(15,223,305)
Stock options exercised	303,210	3,032	4,279,469	—	—	—	—	—	—	4,282,501
Issuance of Common Stock under Employee Stock Purchase Plan	1,720	17	25,176	—	—	—	—	—	—	25,193
Issuance of Restricted Stock	184,431	1,844	(1,844)	—	—	—	—	—	—	—
Cancellation of Restricted Stock	(26,057)	(260)	260	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	(532,293)	—	—	(532,293)
Non-Cash Compensation Expense	—	—	9,628,364	—	—	—	—	—	—	9,628,364
Termination of Convertible Note Hedge	—	—	(38,200,000)	—	38,200,000	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	26,720,620	26,720,620
Translation adjustment	—	—	—	—	—	—	—	(489,236)	—	(489,236)
Comprehensive income	—	—	—	—	—	—	—	—	—	26,231,384
Balance at April 24, 2009	28,175,552	$281,755	$258,519,876	$25,200,000	$—	$—	$(16,831,128)	$(237,842)	$(242,520,817)	$24,411,844

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Cash Flows From Operating Activities:
Net income (loss)	$26,720,620	$(10,334,765)	$(51,180,107)
Non-cash items included in net income (loss):
Depreciation	2,179,900	3,063,710	3,708,710
(Gain) loss on disposal or write-off of assets	230,221	185,585	(8,189)
Gain on early extinguishment of debt	(11,000,698)	—	—
Stock-based compensation	9,681,593	11,263,127	19,421,391
Deferred license revenue amortization	(1,493,968)	(533,560)	—
Amortization of financing costs and other items	906,356	932,204	818,070
Deferred income taxes	9,804	(425,945)	—
Unrealized loss in foreign currency transactions	4,361	114,303	10,968
Changes in operating assets and liabilities:
Accounts receivable, net	(3,312,205)	(287,036)	2,809,389
Inventories	(37,949)	4,517,214	90,620
Other current assets	32,588	856,882	2,051,878
Other assets, net	(302,671)	297,044	55,641
Accounts payable and accrued liabilities	1,057,638	(4,703,658)	1,703,008
Deferred license revenue	—	9,500,000	—
Other	(85,640)	10,102	(170,235)
Net cash provided by (used in) operating activities	24,589,950	14,455,207	(20,688,856)
Cash Flow From Investing Activities:
Purchases of property and equipment	(2,668,266)	(817,064)	(1,425,349)
Convertible promissory note	(250,000)	—	—
Net cash used in investing activities	(2,918,266)	(817,064)	(1,425,349)
Cash Flows From Financing Activities:
Repurchase of Convertible Notes	(50,402,417)	—	—
Proceeds from exercise of options for common stock	4,307,694	6,435,055	9,684,666
Purchase of treasury stock	(532,293)	(6,305,635)	—
Increase (decrease) in borrowing against line of credit	—	(7,500,000)	5,000,000
Payments on financing obligations	—	(58,620)	(246,701)
Additional costs related to Convertible Notes	—	—	(3,557)
Net cash provided by (used in) financing activities	(46,627,016)	(7,429,200)	14,434,408
Effect of exchange rate changes on cash and cash equivalents	122,119	44,873	129,602
Net increase (decrease) in cash and cash equivalents	(24,833,213)	6,253,816	(7,550,195)
Cash and cash equivalents at beginning of year	91,058,692	84,804,876	92,355,071
Cash and cash equivalents at end of year	$66,225,479	$91,058,692	$84,804,876
Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$3,019,498	$5,247,501	$4,979,462
Cash paid (refunded) for income taxes	$686,634	$(103,447)	$65,609

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are headquartered in Houston, Texas and design, develop, manufacture and market the Cyberonics VNS Therapy™ System (“VNS Therapy System”), an implantable medical device that delivers a unique therapy, vagus nerve stimulation (“VNS”) therapy (“VNS Therapy”), for the treatment of refractory epilepsy and treatment-resistant depression. We have regulatory approval to market and sell the VNS Therapy System for refractory epilepsy in the United States (“U.S.”), Canada, Europe, Australia and other markets. In 2001, we obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. In July 2005, the U.S. Food and Drug Administration (“FDA”) approved the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments.

We are a neurostimulation business focused on creating new markets, improving our products, developing new medical devices for patients suffering from epilepsy and expanding our business into other neuromodulation opportunities.  We operate our business as a single segment operation, meaning substantially all of our operations are impacted by the same considerations, including, but not limited to, economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiary, Cyberonics Europe, SA. All significant intercompany accounts and transactions have been eliminated.

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

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, SA are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts and certain obligations of a long-term nature payable to Cyberonics, Inc., the parent company, are translated at historical rates. Statement of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the Accumulated Other Comprehensive Income (Loss) section of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss), and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in other income and expense.

Cash and Cash Equivalents.  We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash.  We classify as restricted cash highly liquid investments that otherwise would qualify as cash equivalents, but that have been set aside as collateral and are unavailable for withdrawal for up to one year due to  certain conditions that must be met.

    Fair Value of Financial Instruments.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments. The fair value of our Convertible Notes is discussed in “Note 6. Convertible Notes.”

    Accounts Receivable.  Activity in our allowance for doubtful accounts consists of the following:

	52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Balance at beginning of year	$240,925	$308,083	$234,478
Increase in allowance	120,815	34,054	161,652
Reductions for write-offs	—	(101,212)	(88,047)
Balance at end of year	$361,740	$240,925	$308,083

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

Leases.  Financial Accounting Standards Board (“FASB”) Statement No. 13, “Accounting for Leases” (“FAS 13”), establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to the contract of leased facilities and other lease obligations recorded in compliance with FAS No. 13. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight-line method, as reduction to rent expense over the term of the lease. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease. During fiscal year 2008 we completed the abandonment of a portion of our leased facilities at 100 Cyberonics Boulevard in Houston, Texas. We record the net present value of our future lease obligations related to the space surrendered, offset by the net present value of estimated proceeds from the sub-lease of the space surrendered. We review our estimate of the net present value of the proceeds from the sub-lease of the space surrendered on a quarterly basis.

Long-Lived Assets.  FASB Statement No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets” (“FAS 144”), provides a single accounting model for long-lived assets to be disposed.  FAS 144 also establishes the criteria for classifying an asset as held for sale and sets the scope of business to be disposed of that qualifies for reporting as discontinued operations as well as changes the timing of recognizing losses on such operations.

Other Current Assets and Other Assets.  Other current assets and other assets include prepaid expenses and convertible notes origination costs, which are expensed in the normal course of business over the periods these expenses benefit.

Share Based Compensation.  We account for our employee stock-based compensation plans under FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”).

Stock Options.  We may grant options to directors, officers and key employees.  Options we grant generally vest ratably over the period ending with the fourth or fifth anniversary of the grant date and have a maximum life of 10 years.  Stock option grant prices are set according to the applicable stock option plan and are equal to either the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or the closing price of our common stock on the day of the grant, for grants made after the amendment.  There are no post-vesting restrictions on the shares issued.  We issue new shares upon share option exercise. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees which have no purchase cost to the grantee. Nonvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, grants are service based and vest ratably over the service period of four to five years, or cliff vest after three years, as required under the agreement establishing the grant.  Compensation cost is expensed ratably over the service period. Generally, the fair value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the grant. The fair market value and derived service period of market condition-based grants is determined using the Monte Carlo simulation method. The derived service period for performance-based grants is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance, and our stock price volatility. We issue new shares for the granting of restricted stock.

Revenue Recognition.   We recognize revenue when title to the goods and risk of loss transfers to customers, providing there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our revenues are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

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

Changes in our liability for product warranties during the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007 are as follows:

Year	Balance at the Beginning of the Year	Warranty Expense Recognized	Warranties Settled	Balance at the End of the Year
2009	$79,055	$46,492	$(3,888)	$121,659
2008	68,822	10,883	(650)	79,055
2007	46,991	27,037	(5,206)	68,822

Income Taxes.  We account for income taxes under the FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”).  Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities.  Such differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforward not yet utilized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

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

Net Earnings (Loss) Per Share.  FASB Statement No. 128, “Earnings Per Share” (“FAS 128”), requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes dilutive stock options and unvested restricted stock that are considered common stock equivalents using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	For the 52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Numerator:
Net income (loss)	$26,720,620	$(10,334,765)	$(51,180,107)
Deduct effect of Convertible Notes	(9,895,370)	—	—
Diluted income (loss)	$16,825,250	$(10,334,765)	$(51,180,107)

Denominator:
Basic weighted average shares outstanding	26,632,115	26,568,746	25,514,232
Add effect of:
Stock Options and restricted stock	190,331	—	—
Convertible Notes	719,752	—	—
Diluted weighted average shares outstanding	27,542,198	26,568,746	25,514,232
Basic income (loss) per share	$1.00	$(0.39)	$(2.01)
Diluted income (loss) per share	$0.61	$(0.39)	$(2.01)

Excluded from the computation of diluted EPS for the 52 weeks ended April 24, 2009 were outstanding options to purchase approximately 1.7 million common shares, because to include them would have been anti-dilutive as a result of the exercise price of the options exceeding their current fair market value.  Excluded from the computation of diluted EPS for the 52 weeks ended April 25, 2008 and April 27, 2007 were outstanding options and unvested restricted stock to purchase approximately 3.3 million and  5.6 million common shares, respectively, because to include them would have been anti-dilutive due to the net loss.

We issued $125.0 million of Senior Subordinated Convertible Notes due in 2012 (“Convertible Notes”) during fiscal year 2006.  Approximately $62.3 million of the Convertible Notes are outstanding as of April 24, 2009, and are convertible into approximately 2.6 million shares of our common stock but are not included in dilutive shares because under the “if-converted” method of FAS 128, which assumes conversion of the Convertible Notes to shares and adjusts net income (loss) for interest expense net of tax, they are anti-dilutive.  Additionally, the Convertible Notes are anti-dilutive in fiscal years 2008 and 2007 due to net losses.

During fiscal year 2009 we purchased approximately $62.7 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. Under FASB’s Emerging Issues Task Force ("EITF") D-53, "Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock", ("EITF D-53"), we are required to determine the dilutive effect of the repurchased Convertible Notes separately from the Convertible Notes outstanding at April 24, 2009.  Under the “if-converted” method of FAS 128, Convertible Notes repurchased during fiscal year 2009 are treated as having been converted to common stock equivalents at the start of the period.  Adjustments to dilutive net income related to the repurchased Convertible Notes consist primarily of removing the gain related to the repurchases and similarly removing the effects of interest expense and other items.

In conjunction with the Convertible Notes, we purchased call options to buy 3,000,000 shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”).  Purchased call options are anti-dilutive and are not included in the computation of diluted EPS.  The  Note Hedge was terminated effective May 6, 2008 in accordance with its terms; see “Note 7.  Convertible Note Hedge and Warrants.” Also, in conjunction with the Convertible Notes, we sold common stock warrants (the “Warrants”) to sell 3,000,000 shares of our common stock at an exercise price of $50.00 per share. In accordance with the treasury stock method of FAS No. 128, “Earnings Per Share,” the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of the common stock.

Comprehensive Income (Loss).  Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity.

Note 2.  Inventories

Inventories consist of the following:

	April 24, 2009	April 25, 2008
Raw materials	$5,381,272	$7,220,830
Finished goods	5,241,600	4,391,711
Work-in-process	2,218,192	1,217,169
	$12,841,064	$12,829,710

Note 3.  Property and Equipment

Property and equipment consist of the following:

	April 24, 2009	April 25, 2008
Computer equipment	$8,867,061	$8,560,562
Manufacturing equipment	9,810,334	8,905,857
Leasehold improvements	3,925,286	3,994,759
Furniture and fixtures	2,880,409	3,033,167
Office equipment	745,883	1,398,684
Capital investment programs in process	1,311,148	545,898
	27,540,121	26,438,927
Accumulated depreciation	(21,927,330)	(20,935,788)
	$5,612,791	$5,503,139

Note 4.  Line of Credit

On January 13, 2006, we established the $40.0 million revolving line of credit under the Credit Agreement.   The Credit Agreement had a three-year term ending January 13, 2009 and was collateralized by accounts receivable, inventory, subsidiary stock, general intangibles, equipment and other collateral with normal terms and conditions.

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

Note 5.  Accrued Liabilities

Accrued liabilities consist of the following:

	April 24, 2009	April 25, 2008
Payroll and other compensation	$9,872,631	$7,987,219
Royalties	1,133,225	994,398
Clinical costs	956,383	1,978,942
Property tax and other tax accruals	849,503	849,680
Professional services	481,675	907,097
Other	1,305,087	1,830,541
	$14,598,504	14,547,877

Note 6.  Convertible Notes

On September 27, 2005, we issued $125 million of Convertible Notes, originally due on September 27, 2012. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to the Note Hedge and Warrants, which transactions were designed to limit our exposure to potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

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

In compliance with the requirements of the FASB staff position (“FSP”) applicable to the Emerging Issues Task Force (“EITF”) FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” (“FSP EITF 00-19-2”), during the period ended July 27, 2007, we recognized the cost of these liquidated damages that were due up to September 27, 2007, the date when our obligations under the Registration Rights Agreement expired. We adopted FSP EITF 00-19-2 on April 28, 2007 resulting in an adjustment in the amount of approximately $0.3 million to the beginning balance in accumulated deficit and accrued liabilities in the Consolidated Balance Sheet as of July 27, 2007.  The total liquidated damages accrued were paid on September 27, 2007. Our obligation to procure the effectiveness of the registration statement expired on September 27, 2007.  On that date, the Convertible Notes became tradable under Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by persons who are not our affiliates.

During the fiscal year ended April 24, 2009 we repurchased approximately $62.7 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $50.4 million.  As a result of the purchases, we wrote off approximately $1.3 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $11.0 million. After our year end we repurchased $15.6 million additional aggregate principal amount of Convertible Notes resulting in a gain on early extinguishment of debt of approximately $1.5 million.

Fair Value of Convertible Notes
To increase consistency and comparability in fair value measurements, FASB Statement No. 157, "Fair Value Measurements," requires that the inputs used to measure fair value be categorized into levels. There are three levels in the hierarchy. The highest level, or level 1, is an unadjusted market quote from an active markets for identical assets or liabilities, level 2 are inputs to the fair value measurement that are observable for the asset or liability, either directly or indirectly and level 3 are inputs that are unobservable. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. We believe that the fair value measurement of our Convertible Notes fall into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt. The estimated fair value of the Convertible Notes was approximately $50.5 million, based on the outstanding liability of approximately $62.3 million, as of April 24, 2009. The estimated fair value of the Convertible Notes as of April 25, 2008 and April 27, 2007, based on the outstanding liability of $125.0 million, was $105.8 million and $115.0 million, respectively.

Convertible Notes Indenture Default Notice

Pursuant to the Indenture dated September 27, 2005 (the “Indenture”), between us, as issuer, and Wells Fargo Bank, National Association (the “Trustee”), we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Annual Reports on Form 10-K and other information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. In July 2006, we received the Notice of Default from the Trustee, pursuant to which the Trustee asserted that we are in default under the Indenture as a result of our failure (1) to file with the SEC our 2006 Form 10-K by July 12, 2006 and (2) to deliver a copy of the 2006 Form 10-K to the Trustee by July 27, 2006. In October 2006, we received the Notice of Acceleration from the Trustee informing us that, pursuant to the Indenture, the Trustee had declared the Convertible Notes due and payable at their principal amount, together with accrued and unpaid interest, and fees and expenses, and demanding that all such principal, interest, fees and expenses under the Convertible Notes be paid to the Trustee immediately.  We classified this liability as short term in our balance sheet as of April 27, 2007.

In October 2006, we filed an action seeking a declaration that no event of default had occurred.  In April 2008, we reached an agreement with the Trustee to settle the proceedings and executed a Settlement Agreement and Supplemental Indenture. As part of the settlement, the parties released all claims, and the parties executed a supplemental indenture agreement (the “Supplemental Indenture”). The Supplemental Indenture obligates us to repurchase for par value any of the Convertible Notes tendered to Cyberonics on December 27, 2011, nine months prior to the maturity date under the Indenture. The Supplemental Indenture otherwise makes no additional changes to the terms of the Indenture.  As a result of the settlement and the associated documents, we reflected the Convertible Notes as a long-term liability as of April 24, 2009 and April 25, 2008.

Note 7.  Convertible Note Hedge and Warrants

On September 27, 2005, in conjunction with the issuance of $125 million of Convertible Notes, we purchased the Note Hedge and sold Warrants. The Note Hedge and the Warrants were recorded in stockholders’ equity (deficit) on the consolidated balance sheet.  On May 5, 2008 we received from Merrill Lynch International (“MLI”) a notice that the Note Hedge was terminated effective May 6, 2008 in accordance with its terms.  According to the notice, the Supplemental Indenture constituted an “Amendment Event” (as such term is defined in the Note Hedge confirmation) that resulted in the occurrence of an “Additional Termination Event” (as such term is defined in the Note Hedge confirmation) and gave rise to a right to termination.  As a consequence of that action, we have reflected the termination of the Note Hedge as a $38.2 million reduction of paid-in capital in fiscal 2009. The termination had no effect on our consolidated statements of operations.  The Warrants remain outstanding and could be exercised if our stock price exceeds $50.00 per share.

Note 8.  Stockholders’ Equity (Deficit)

Preferred Stock.  We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 24, 2009. With respect to the shares authorized, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

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

Note 9.  Stock Incentive and Purchase Plans

We account for our employee stock-based compensation plans under FAS 123(R), “Share-Based Payment”.

Amounts recognized in the consolidated financial statements for share-based compensation are as follows:

	For the 52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Total cost of share-based payment plans during the year	$9,628,364	$11,427,518	$19,796,954
Amounts capitalized in inventory and fixed assets during the year	(867,834)	(1,013,187)	(915,111)
Amounts recognized in operations for amounts previously capitalized in inventory and fixed assets	921,063	1,212,483	539,548
Amounts charged against operations, before income tax benefit	$9,681,593	$11,626,814	$19,421,391
Amount of related income tax benefit recognized in operations	—	—	—

The charges applicable to stock-based compensation increased our cost of goods sold by $0.8 million, sales, general and administrative (“SG&A”) expenses by $7.6 million and research and development (“R&D”) expenses by $1.2 million during the 52 weeks ended April 24, 2009 and increased our cost of goods sold by $1.2 million, SG&A expenses by $8.7 million and R&D expenses by $1.7 million during the 52 weeks ended April 25, 2008. The charges applicable to stock-based compensation increased our cost of goods sold by $0.3 million, SG&A expenses by $15.4 million, which includes $3.7 million applicable to the resignations of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the third quarter of fiscal year 2007, and R&D expenses by $3.3 million during the 52 weeks ended April 27, 2007.

Stock Incentive Plans.  As of April 24, 2009, we have authorized an aggregate of 15,250,000 shares of common stock for issuance pursuant to our 1988 Incentive Stock Plan, 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, the 2005 Stock Plan, our officer plans and subsequent amended versions of such plans (the “Stock Plans”). Shares can no longer be issued pursuant to the 1988 Incentive Stock Plan, 1996 Stock Option Plan, 1998 Stock Option Plan and certain officer plans.  These plans account for 10,200,000 of the originally authorized shares. The Amended and Restated 1997 Stock Plan, Amended and Restated New Employee Equity Inducement Plan and the 2005 Stock Plan allow issuance of either nonstatutory or incentive stock options and restricted stock.

Stock Options.   We may grant options to directors, officers and key employees.   Options granted under the Stock Plans generally vest ratably, monthly or annually, over four or five years following their date of grant and have maximum terms of 10 years.  Stock option grant prices are set according to the applicable stock option plan and are equal to either the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or the closing price of our common stock on the day of the grant, for grants made after the amendment. There are no post-vesting restrictions on the shares issued.  We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants. This methodology takes into account variables such as implied volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of grant and the exercise of options per group of employees. We issue new shares upon share option exercise.

For the 52 weeks ended April 24, 2009, we granted 379,791 stock options at a weighted average exercise price of $18.85 per share. For the 52 weeks ended April 25, 2008, we granted no stock options. For the 52 weeks ended April 27, 2007, we granted 156,250 options at a weighted average exercise price of $22.78 per share. Stock options to purchase approximately 2.6 million shares at a weighted average of $22.52 per share were outstanding as of April 24, 2009, approximately 2.7 million shares at a weighted average of $22.27 per share were outstanding as of April 25, 2008 and approximately 5.5 million shares at a weighted average exercise price of $20.62 per share were outstanding as of April 27, 2007.

The following table summarizes information regarding total stock option activity for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007:

	For the 52 Weeks Ended
	April 24, 2009					April 25, 2008
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Fair Market Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Wtd. Avg Exercise Price	Wtd. Avg. Fair Market Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	2,682,561	$22.27	$17.26	4.96	$—	5,469,363	$20.62	$15.72	4.47	$—
Granted	379,791	18.85	10.95	—	—	—	—	—	—	—
Exercised	303,210	14.12	11.94	—	—	491,064	13.02	10.99	—	2,070,419
Forfeited	136,872	24.40	19.02	—	—	337,596	28.35	20.31	—	—
Expired	47,276	27.56	19.28	—	—	1,958,142	19.25	14.00	—	—
Outstanding — end of year	2,574,994	22.52	16.83	4.88	—	2,682,561	22.27	17.26	4.96	—
Fully vested and exercisable — end of year	2,057,158	22.54	17.45	4.00	205,926	2,263,301	21.03	16.49	4.61	1,980,053
Expected to vest — end of year	434,467	21.88	13.71	8.65	—	301,717	30.06	21.81	7.05	89,189

	For the 52 Weeks Ended
	April 27, 2007
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Fair Market Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	6,839,578	$20.18	$15.54	4.39	$—
Granted	156,250	22.78	11.36	—	173,443
Exercised	798,074	11.95	9.53	—	7,221,524
Forfeited	497,481	25.72	19.34	—	—
Expired	230,910	27.91	21.20	—	—
Outstanding — end of year	5,469,363	20.62	15.72	4.47	—
Fully vested and exercisable — end of year	4,329,499	18.72	14.45	3.61	21,610,813
Expected to vest — end of year	979,820	28.25	20.74	7.81	1,480,270

The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007:

Per FAS 123(R)
For the 52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Dividend Yield	—	—	—
Risk-free interest rate — based on grant date	1.49% - 4.52%	N/A	4.51% - 5.23%
Expected option term — in years per group of employees	4.10 - 6.66	N/A	4.98 - 6.96
Implied volatility at grant date	50.88% - 55.89%	N/A	32.10% - 54.47%
Discount for post-vesting restrictions	N/A	N/A	N/A
Option price	Closing price on last trading day prior to date of grant through August 18, 2008, after that, closing price on date of grant	N/A	Closing price on last trading day prior to date of grant
Grant price	Closing price on date of grant	N/A	Closing price on date of grant

Total compensation cost for the 52 weeks ended April 24, 2009 for the stock options was approximately $5.4 million. As of April 24, 2009, there was approximately $6.0 million of unrecognized compensation cost related to unvested stock options that are expected to vest over a weighted-average period of 3.65 years.  Total compensation cost for the 52 weeks ended April 25, 2008 for the stock options was approximately $7.5 million. As of April 25, 2008, there was approximately $6.6 million of unrecognized compensation cost related to unvested stock options that was expected to vest over a weighted-average period of 2.06 years. Total compensation cost for the 52 weeks ended April 27, 2007 for the stock options was approximately $15.6 million. As of April 27, 2007, there was approximately $20.3 million of unrecognized compensation cost related to unvested stock options which was expected to vest over a weighted-average period of 2.81 years.

During the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007, stock options with a fair market value of $5.3 million, $7.6 million and $19.7 million vested, respectively.

Cash received from option exercises under all stock-based payment arrangements for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007 was approximately $4.3 million, $6.4 million and $9.5 million, respectively. Cash received from Employees’ Stock Purchase Plan for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007 was approximately $25,000, $42,000 and $0.2 million, respectively. We did not settle any equity instruments granted under stock-based payment arrangements for cash for any of the periods presented herein.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees which have no purchase cost to the grantee. Nonvested stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, grants are service-based and vest ratably over four or five years or cliff vest in three years, as required under the agreement establishing the grant. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the grant.  The fair market value and derived service period of market condition-based grants is determined using the Monte Carlo simulation method. The derived service period for performance-based grants is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance, and our stock price volatility. We issue new shares for the granting of restricted stock.  As of June 8, 2009, we could be obligated to repurchase from our executive officers as many as approximately 195,000 shares of our common stock within the period ending September 10, 2012 to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During fiscal year 2008, we executed restricted stock agreements with Daniel J. Moore as President and CEO, Gregory H. Browne as Vice President, Finance and CFO and James A. Reinstein as Vice President, Sales and Marketing and General Manager, International. Under the terms of their employment agreements, Messrs. Moore, Browne and Reinstein received 125,000, 30,000 and 50,000 performance-based shares, respectively, with the performance conditions agreed upon by the respective individuals and the Compensation Committee of our Board of Directors.  The restricted stock agreements provide that the shares are subject to forfeiture unless, within the five-year period commencing on the date of the grant, the following conditions (the "Forfeiture Conditions") are met:

—
As to 25% of the shares, the following two conditions were met and the shares issued during the third quarter of fiscal year 2009: (a) our cumulative net earnings in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and before extraordinary items ("Net Income") for four consecutive fiscal quarters exceeds a specified target amount, and (b) our Net Income for the fourth of such four consecutive fiscal quarters exceeds a specified target amount;

—
As to 25% of the shares, the following condition was met and the shares are expected to be issued during the first quarter of fiscal year 2010: the sum of four consecutive fiscal quarters of our net sales exceeds the sum of the previous four consecutive fiscal quarters of net sales, commencing after fiscal 2007, by a specified target percentage;

—
As to 25% of the shares, for a fiscal year after fiscal 2008, the following three conditions are to be met: (a) our net sales amount grows by not less than a specified target percentage over the net sales amount for the prior fiscal year, (b) our earnings per share amount on a fully diluted basis, in accordance with GAAP and before extraordinary items ("Earnings Per Share"), grows by not less than a specified target percentage, which must be higher on a percentage basis than our net sales amount growth for the same period, over the Earnings Per Share for the prior fiscal year, and (c) the sum of the percentages for net sales amount growth and Earnings Per Share growth is equal to or greater than a specified target percentage; provided that, for the prior fiscal year against which performance of conditions (a), (b), and (c) are measured, we report Earnings Per Share in excess of a specified target amount; and

—
As to 25% of the shares, the following condition is to be met: the 65-day moving average of the closing price of our common stock, as adjusted for any splits and as reported by NASDAQ or another exchange acceptable to the Compensation Committee, exceeds a specified target price.

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

As of April 24, 2009, April 25, 2008 and April 27, 2007, our unamortized compensation expense for grants of restricted stock totaled approximately $5.6 million, $6.7 million and $3.0 million, respectively, which is expected to be amortized over a weighted average period of 2.18 years, 2.61 years and 4.04 years, respectively. We recognized approximately $4.2 million, $3.6 million and $3.0 million of compensation expense related to grants of restricted stock during the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007, respectively.

The following table details the activity in the nonvested restricted stock awards for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007:

	For the 52 Weeks Ended
	April 24, 2009			April 25, 2008
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value	Number of Shares	Wtd.Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding — beginning of period	620,632	$17.68	$9,897,294	144,860	$29.03	$3,214,443
Granted	184,431	19.73	2,493,507	575,100	16.14	9,172,845
Vested	158,710	18.40	2,646,668	60,623	25.39	967,830
Forfeited	27,057	18.53	365,811	38,705	24.97	617,345
Outstanding — end of period	619,296	18.07	8,372,882	620,632	17.68	9,897,294

	For the 52 Weeks Ended
	April 27, 2007
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding — beginning of period	270,889	$36.10	$6,011,027
Granted	52,500	20.89	1,164,975
Vested	150,220	37.75	3,333,382
Forfeited	28,309	35.29	628,177
Outstanding — end of period	144,860	29.03	3,214,443

Employee Stock Purchase Plan.  Under the 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Purchase periods are six months in length and begin on the first business days of June and December. At April 24, 2009, 409,419 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.

Modifications.   In fiscal year 2007, the Audit Committee of our Board of Directors concluded that certain stock options were issued at prices that were not consistent with the fair market value applicable on the date of grant. Section 409A of the Internal Revenue Code (“IRC”) imposes an excise tax and interest penalties on a grantee’s gain from the exercise of a stock option granted with an exercise price less than the fair market value of the common stock on the date of the grant. The excise tax applies only to that portion of a grant that vests after December 31, 2004; however, any grants that vested after December 31, 2004 and were exercised on or before December 31, 2005 are exempt from the excise tax.  The regulations under Section 409A of the IRC permitted a grantee to avoid the excise tax by adjusting the exercise price for an affected grant up to the fair market value on the date of the grant. In July 2007, we closed a tender offer to the employees who had stock options that were subject to the excise tax and interest penalties under Section 409A of the IRC.  As a result of the tender offer, we replaced or amended 225 grants of approximately 133 employees impacting options to purchase approximately 370,000 shares at a total cost of approximately $570,000, of which approximately $288,000 represented additional expense that was recorded during fiscal year 2008. All commitments related to the tender offer have been paid, and we had no outstanding liabilities as of April 24, 2009 or April 25, 2008.

Stock Recognition Program.  In May 1992, our Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,200 shares of our common stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of our President, based on nominations made by fellow employees. At April 24, 2009, 2,230 shares remain available for future issuances under the program.

Note 10.  New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position, “FSP FAS 157-2 – Effective date of FAS No. 157” (“FAS 157-2”).  FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued Staff Position, “FSP FAS 157-3 to clarify the application of FAS 157 in an inactive market. Our implementation of FAS 157 as of April 26, 2008 did not have an impact in our consolidated results of operations and financial position for the fiscal year 2009.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”). FAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. FAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. FAS 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this Statement is not expected to have a material impact on our consolidated results of operations and financial position.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) required most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” FAS 141(R) applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under FAS 141(R), all business combinations will be accounted for by applying the acquisition method. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141(R) is expected to have a significant impact on our accounting for future business combinations after April 24, 2009.

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial positions, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. FAS 161 expands the current disclosure framework in FAS 133. FAS 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008. Our adoption of FAS 161 on January 25, 2009 had no affect on our consolidated results of operations and financial position.

In May 2008, the FASB issued Financial Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations and financial position.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities for purposes of determining basic earnings per share (“EPS”) as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, all previously reported EPS data, including interim financial statements, summaries of earnings, and selected financial data should be adjusted retrospectively to be in conformance with the requirements of the FSP.  We are currently evaluating the impact that the implementation of EITF 03-6-1 may have on our consolidated results of operations and financial position for fiscal year 2010.

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on our consolidated results of operations and financial position.

Note 11.  Income Taxes

The U.S. and foreign components of income (loss) before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
Income (loss) before income taxes:
Domestic	$29,190,583	$(8,627,510)	$(48,172,762)
Foreign	(1,740,522)	(1,972,092)	(2,928,570)
	$27,450,061	$(10,599,602)	$(51,101,332)

Provision for current income tax expense:
Federal	$384,005	$64,721	$—
State and local	254,785	68,440	27,790
Foreign	80,847	27,947	50,985
	$719,637	$161,108	$78,775
Provision for deferred income tax expense (benefit):
Federal	$—	$—	$—
State and local	9,804	(425,945)	—
Foreign	—	—	—
	$9,804	$(425,945)	$—
Total tax provision	$729,441	$(264,837)	$78,775

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income (loss) before income taxes:

	For the 52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
U.S. statutory rate	34.0%	(34.0)%	(34.0)%
Change in deferred tax valuation allowance excluding impact of shortfall	(34.1)	29.1	30.2
Federal income tax provision (1)	1.4	0.6	—
Shortfall on settlement of options and restricted stock	2.4	30.8	1.8
Reduction in valuation allowance due to shortfall	(2.4)	(30.8)	(1.8)
Foreign taxes	0.3	0.3	0.1
State and local tax provision	1.0	(3.4)	0.1
Other, net	0.1	4.9	3.8
Effective tax rate	2.7%	(2.5)%	0.2%

(1)	Federal income tax provision for fiscal years 2009 and 2008 consist of federal alternative minimum income tax.

Significant components of our deferred tax assets are as follows:

	April 24, 2009	April 25, 2008
Deferred tax assets
Federal net operating loss carryforwards	$71,237,626	$79,255,912
State net operating loss carryforwards and other	9,088,757	9,577,159
Deferred compensation expense	9,269,588	8,028,569
Convertible Notes	1,965,551	—
Foreign net operating loss carryforwards	8,512,810	7,920,487
Licensing income	2,430,857	2,916,924
Charitable contribution carryforwards	1,928,277	1,698,856
Accrued expenses	837,935	640,963
Property and equipment	652,735	604,458
Inventory costs capitalized	597,062	537,162
Reserves	318,775	192,304
Federal alternative minimum tax credit carryforward	577,750	95,650
Total deferred tax assets	107,417,723	111,468,444
Deferred tax liabilities, net	—	—
Deferred tax valuation allowance	(107,001,582)	(111,042,499)
Net deferred tax assets	$416,141	$425,945

At April 24, 2009, we have net operating loss carryforwards of approximately $234.2 million for federal income tax purposes, expiring during fiscal years 2011 through 2027, and tax credit carryforwards of approximately $4.3 million for federal income tax purposes, of which $3.7 million is unrecognized tax benefit, expiring during fiscal years 2010 through 2017. At April 24, 2009, we have net operating loss carryforwards of approximately $90.5 million for state and local income tax purposes, expiring at various dates beginning in fiscal year 2010.  In the past we have experienced ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”), and most recently we experienced an ownership change in August 2006. As a result, our ability to utilize certain net operating losses to offset future taxable income may be limited. Due to our operating loss history and the possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net federal deferred tax assets, including those related to the tax loss credit carryforwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting  purposes.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. We believe there is sufficient uncertainty regarding future taxable income and realizability of deferred tax assets such that a valuation allowance is required to fully offset deferred tax assets for the 52 weeks ended April 24, 2009, except for the Texas Temporary Credit for Business Loss Carryforwards discussed below. We continually review the adequacy and necessity of the valuation allowance in accordance with the provision of SFAS No. 109 “Accounting for Income Taxes.” Of the total valuation allowance at April 24, 2009, approximately $20.8 million relates to stock option compensation deductions and $10.9 million relates to amortization of the Note Hedge prior to termination of the Convertible Notes and Note Hedge synthetic debt instrument on May 6, 2008. The tax benefit associated with stock option compensation deductions and the Note Hedge amortization will be credited to equity when realized. The valuation allowance decreased by approximately $4.0 million for the 52 weeks ended April 24, 2009, due primarily to the utilization of federal net operating loss carryforward. The valuation allowance decreased approximately $3.1 million for the 52 weeks ended April 25, 2008, due primarily to the utilization of federal net operating loss carryforward and the increase in deferred tax benefit for licensing income. In fiscal years 2009, 2008 and 2007, the effect of tax shortfall on settlement of options and restricted stock is reflected in the rate reconciliation with the concurrent and offsetting reduction in the valuation allowance.

In connection with the issuance of our Convertible Notes as disclosed in “Note 6. Convertible Notes,” for tax purposes the Convertible Note and the Note Hedge are considered a synthetic debt instrument under the rules of Treas. Reg. Section 1.1275-6. Tax benefits derived from amortization of the cost of the Note Hedge are recorded in equity.  In April 2008, the parties to the Indenture executed the Supplemental Indenture under which we agreed to repurchase for cash at par value any note tendered in December 2011, nine months ahead of the maturity date under the Indenture.  On May 5, 2008, MLI delivered to us a notice asserting that the Note Hedge was terminated effective May 6, 2008 in accordance with the terms of the original Hedge Agreement. According to the notice the Supplemental Indenture gave rise to a right of termination.  The termination of the Note Hedge has been treated as a termination of the Convertible Notes and Note Hedge as a synthetic debt instrument pursuant to Treas. Reg. Section 1.1275-6(d)(2).

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

The following is a roll forward of our total gross unrecognized tax benefit for fiscal year 2009 (in thousands):

	52 Weeks Ended
	April 24, 2009	April 25, 2008
Balance at beginning of year	$(5,244)	$(5,562)
Tax positions related to current year	—	—
Tax positions related to prior years:
Reductions for tax positions related to lapses of statute of limitations:
Credits	198	198
Imputed interest on overseas payments	—	109
Change in effective tax rate (federal and state)	38	11
Balance at end of year	$(5,008)	$(5,244)

The unrecognized tax benefit of $5.6 million, at adoption, includes no uncertain tax positions that would impact our effective tax rate, if recognized.  The application of FIN 48 would have resulted in a decrease in retained earnings of $5.6 million; however, the decrease was fully offset by a decrease in the related valuation allowance.

We expect that the amount of unrecognized tax benefits will decrease by approximately $0.2 million in the next 12 months due to expiring credit carryforwards; however, we do not expect the change to have any impact on our consolidated results of operations or financial position because of the existence of the valuation allowance.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense. For the 52 weeks ended April 24, 2009, we did not have any accrued interest or penalties associated with unrecognized tax benefits.

We had been under a limited scope audit by the Internal Revenue Service (“IRS”) in connection with our stock option activity. In October 2008 we received a final close-out notice from the IRS regarding the examination stating that no changes to the tax we reported were made. We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

In fiscal year 2008 we recognized a deferred state income tax benefit of approximately $426,000 for the Texas Temporary Credit for Business Loss Carryforwards. Under the Texas Margin Tax law, we have the right to claim this credit against the Texas margin tax liability on an annual basis over a twenty-year period.  As a result, we have recorded a deferred tax asset of approximately $416,000 and $426,000, included in Other Assets on our Balance Sheet as of April 24, 2009 and April 25, 2008, respectively.  This deferred tax asset is recorded because we believe it is more likely than not that the asset will be realized based on projections of our future Texas margin tax liability as this tax is assessed on taxable gross margin and not pretax income (loss) .

Note 12.  Employee Retirement Savings Plan

We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”) which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We match 50% of employees’ contributions up to 6% of eligible earnings, subject to a five-year vesting period. We incurred expenses applicable to these contributions of approximately $0.9 million, $0.8 million and $1.2 million for the fiscal years 2009, 2008 and 2007, respectively.

Note 13.  Commitments and Contingencies

Post-market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on treatment-resistant depression (“TRD”) patients. One study of 460 patients, the dosing study, is a randomized controlled study assessing three different stimulation paradigms. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates.  Since fiscal year 2006 when the studies were initiated to the end of fiscal year 2009, we have incurred direct expenses of approximately $7.5 million for the dosing study and $2.6 million for the TRD registry. In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We are requesting a reduction in the number of study subjects from 460 to 330, a level that was reached in February 2009.  We have suspended further patient enrollment while we wait for the FDA’s decision. Based on a reassessment of the study power and size, we believe that this proposal maintains appropriate study power.  In April 2009, the FDA requested additional information on the proposed change in sample size which we submitted in May 2009.  We do not know when to expect a decision from the FDA.

License Agreements.  We have executed a license agreement that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders. The license agreement provides that we will pay a royalty equal to the greater of $36,000 per year or 3% of net sales of licensed products during fiscal years 2004 through 2011, after which the royalty rate will decline to one percent for the remaining term of the licensed patents. These patents expire between 2011 and 2022. The license agreement runs for successive three-year terms, renewable at our election. The license agreement, and its periods of extension, may not be terminated by the licensor without cause. Our royalty payments pursuant to this agreement are expensed as incurred. Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain patents and patent applications pertaining to weight reduction, hypertension or diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.  Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in other long-term liabilities on the consolidated balance sheet as of April 24, 2009.

Royalty expenses for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007 were $4.2 million, $3.6 million and $3.8 million, respectively.

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases. In the third quarter of fiscal year 2008, we abandoned a portion of our leased facilities in Houston and recorded a liability of approximately $248,000 representing the net present value of the minimum lease payments applicable to the surrendered square footage, offset by the net present value of the estimated proceeds from the sub-lease of the space surrendered.  During the thirteen weeks ended October 24, 2008, we reduced our estimate of the net present value of the proceeds from sub-leasing by approximately $70,000 and charged operating expenses for the change in estimate.  The net present value of our future lease obligations related to the space surrendered as of April 24, 2009 is approximately $427,000, partially offset by the net present value of the estimated proceeds from the sublease of the space surrendered of approximately $357,000.   We recorded a net expense related to the surrendered space of $82,000 and $ 83,000 for fiscal years 2009 and 2008, respectively.

At April 24, 2009 and April 25, 2008 we had no deferred rent; at April 27, 2007 we had approximately $152,000 of deferred rent. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

Future minimum payments relating to these agreements at April 24, 2009 are as follows:

52/53 Weeks Ending on the last Friday of April:
2010	$3,294,195
2011	2,942,021
2012	2,845,514
2013	2,789,549
2014	2,837,448
Thereafter	1,907,950

Our rental expense for the 52 weeks ended April 24, 2009, April 25, 2008 and April 27, 2007 amounted to approximately $3.3 million, $3.0 million and $3.2 million, respectively.

Distribution Agreements.  At April 24, 2009, we had 52 distribution agreements with independent distributors that grant the distributor the right to distribute our products in designated territories located in Canada, Mexico, Central and South America, Asia, Japan, Australia, the Middle East and parts of Europe. The distribution agreements generally grant the distributor exclusive rights for the designated territory for a specified period of time, generally one to three years. Under the terms of the agreement, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration.

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

At April 24, 2009, we had approximately $0.2 million in noncancelable commitments related to domestic marketing programs planned for our VNS Therapy System and royalty agreements during fiscal year 2009.

Note 14.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Securities Class Action Lawsuit

As previously disclosed in our 2008 Form 10-K, the consolidated securities litigation styled In re Cyberonics, Inc. Securities Litigation, Civil Action No. H-05-2121, was dismissed with prejudice by the federal district court in Houston, Texas in October 2007. The U.S. Court of Appeals for the Fifth Circuit affirmed the district court's dismissal with prejudice in September 2008. The plaintiffs elected not to petition the U.S. Supreme Court for a writ of certiorari and, accordingly, the matter is concluded.

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

We minimize potential concentrations of credit risk in cash equivalents by placing investments in high quality financial instruments and, as required by our corporate investment policy, limiting the amount of investment in any one issuing party. At April 24, 2009, management believes that we have no significant concentrations of credit risk related to these assets and have incurred no material impairments in the carrying values of our cash equivalents.

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

Note 16. Re-Negotiation of Leased Facilities

In December 2007, we re-negotiated the lease on our premises located at 100 Cyberonics Blvd., Houston Texas, extending the term for 86 months, commencing on November 1, 2007 and ending on December 31, 2014, and agreeing to surrender the use of 19,376 square feet of the premises.  In January 2008, we completed the abandonment of the portion of the leased space that we had agreed to surrender.  The net present value of our future lease obligations related to the space surrendered as of April 24, 2009 was approximately $427,000, partially offset by the net present value of the estimated proceeds from the sublease of the space surrendered of approximately $357,000. For surrendered space, an expense for fiscal year 2009, and an accrued liability, as of April 24, 2009, of approximately $70,000 was recorded.

Note 17.  Geographic Information

	Net Sales
	52 Weeks Ended
	April 24, 2009	April 25, 2008	April 27, 2007
United States	$116,385,898	$94,902,720	$111,077,666
International	27,215,081	26,327,022	19,890,771
Total	$143,600,979	$121,229,742	$130,968,437

	Long-Lived Assets
	April 24, 2009	April 25, 2008	April 27, 2007
United States	$5,398,021	5,111,059	$7,584,850
International	214,770	392,080	443,187
Total	$5,612,791	5,503,139	$8,028,037

Sales are classified according to the country of destination, regardless of the shipping point.

All assets located outside of the U.S. are classified as “International.”

Note 18.  Quarterly Financial Information — Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Totals(1)
52 weeks ended April 24, 2009
Net sales	$33,731,858	$36,031,971	$35,259,969	$38,577,181	$143,600,979
Gross profit	28,915,096	30,854,171	30,325,530	33,465,546	123,560,343
Net income	2,052,801	8,350,202	9,794,602	6,523,015	26,720,620
Diluted income per share	0.08	0.14	0.15	0.22	0.61
52 weeks ended April 25, 2008
Net sales	$29,075,469	$28,946,696	$29,315,933	$33,891,644	$121,229,742
Gross profit	23,523,702	24,370,592	24,245,263	27,997,811	100,137,368
Net income (loss)	(8,163,463)	(4,077,340)	(997,316)	2,903,354	(10,334,765)
Basic and diluted income (loss) per share	(0.31)	(0.15)	(0.04)	0.11	(0.39)
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Second Amended and Restated Preferred Shares Rights Agreement dated August 21, 2000 between Cyberonics, Inc. and BankBoston, N.A. (formerly known as The First National Bank of Boston), including the Form of First Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cyberonics, Inc., Form of Rights Certificate and Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2000	000-19806	4.1
4.2	Amendment No. 1 to Second Amended and Restated Preferred Share Rights Agreement dated April 26, 2001	Cyberonics, Inc.’s Annual Report and Transition Report on Form 10-K for the fiscal period ended April 27, 2001 and the transition period from July 1, 2000 to April 27, 2001	000-19806	4.2
4.3	Amendment No. 2 to Second Amended and Restated Preferred Share Rights Agreement dated October 31, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	4.3
4.4	Amendment No. 3 to Second Amended and Restated Preferred Share Rights Agreement dated December 9, 2003	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 12, 2003	000-19806	99.2
4.5	Amendment No. 4 to Second Amended and Restated Preferred Share Rights Agreement dated January 9, 2004	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 13, 2004	000-19806	99.2
4.6	Amendment No. 5 to Second Amended and Restated Preferred Share Rights Agreement	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 1, 2007	000-19806	4.1
4.7	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.8	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.9	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.10	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.11	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.5
10.6	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.6
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.40†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.41†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.1
10.42†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and Gregory H. Browne	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 13, 2007	000-19806	10.2
10.43†	Letter Agreement dated August 1, 2007 between Cyberonics, Inc. and Michael A. Cheney	Cyberonics, Inc.’s Current Report on Form 8-K filed on August 7, 2007	000-19806	10.1
10.44†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.45†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.46†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.47†	Second Amendment to Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.48†	Indemnification Agreement effective June 28, 1999 between Cyberonics, Inc. and Alan J. Olsen	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.44
10.49†	Severance Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.40
10.50†	Officer Stock Option Plan Agreement dated July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.46
10.51†	Employment Agreement effective July 14, 2003 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.1
10.52†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and George E. Parker	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.48
10.53†	Employment Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.61
10.54†	Severance Agreement dated July 9, 2007 by and between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.62
10.55†*	Release Agreement effective May 4, 2007 between Cyberonics, Inc. and John A. Riccardi
10.56†*	Letter Agreement dated February 1, 2008 between Cyberonics, Inc. and Dr. Richard L. Rudolph
10.57†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5
10.58†	Cyberonics 1998 Stock Option Notice of Stock Option Grant and Stock Options Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.6
10.59	Consulting Agreement dated November 19, 2006 between Cyberonics, Inc. and Pamela B. Westbrook	Cyberonics, Inc.’s Current Report on Form 8-K filed on November 20, 2006	000-19806	10.3
10.60†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.61†	Severance Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.42
10.62†	Employment Agreement effective September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2003	000-19806	10.2
10.63†	First Amendment to Employment Agreement effective June 15, 2006 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.64
10.64†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.65†	Form of Amendment of Employment Agreement (Messrs. Parker, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.66†	Form of Amendment of Employment Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.3
10.67†	Form of Amendment of Severance Agreement (Messrs. Browne, Parker, Reinstein, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.4
10.68†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.69	Settlement Agreement and Release, dated April 18, 2008, by and between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.1
10.70†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.71†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.72*#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002