Form 10-Q
period 2009-07-24
CYBERONICS INC
filed 2009-08-24
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 24, 2009 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2009
Common Stock $0.01 par value	27,745,126

CYBERONICS, INC.

INDEX
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 24, 2009	April 24, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,258,211	$66,225,479
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $616,078 and $361,740, respectively	24,963,824	22,250,653
Inventories	13,548,831	12,841,064
Other current assets	2,419,672	2,216,706
Total Current Assets	98,190,538	104,533,902
Property and equipment, net	5,853,854	5,612,791
Other assets	1,584,455	1,896,935
Total Assets	$105,628,847	$112,043,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,330,217	$3,046,736
Accrued liabilities	12,423,633	14,598,504
Total Current Liabilities	16,753,850	17,645,240
Long-Term Liabilities:
Convertible notes	46,715,000	62,339,000
Deferred license revenue and other	7,272,821	7,647,544
Total Long-Term Liabilities	53,987,821	69,986,544
Total Liabilities	70,741,671	87,631,784
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,564,544 shares issued and 27,739,635 shares outstanding at July 24, 2009; and 28,175,552 shares issued and 27,353,215 shares outstanding at April 24, 2009	285,645	281,755
Additional paid-in capital	261,046,525	258,519,876
Common stock warrants	25,200,000	25,200,000
Treasury stock, 824,909 and 822,337 common shares at July 24, 2009 and April 24, 2009, respectively, at cost	(16,868,679)	(16,831,128)
Accumulated other comprehensive loss	(120,957)	(237,842)
Accumulated deficit	(234,655,358)	(242,520,817)
Total Stockholders' Equity	34,887,176	24,411,844
Total Liabilities and Stockholders' Equity	$105,628,847	$112,043,628

See accompanying Notes to Consolidated Financial Statements.

INDEX

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended

	July 24, 2009	July 25, 2008

Net sales	$38,501,237	$33,731,858
Cost of sales	5,340,145	4,816,762
Gross profit	33,161,092	28,915,096
Operating expenses:
Selling, general and administrative	21,618,891	21,524,767
Research and development	5,030,089	4,608,175
Total operating expenses	26,648,980	26,132,942
Income from operations	6,512,112	2,782,154
Interest income	42,263	508,287
Interest expense	(502,685)	(1,161,650)
Gain on early extinguishment of debt	1,524,330	––
Other income, net	492,889	17,234
Income before income taxes	8,068,909	2,146,025
Income tax expense	203,450	93,224
Net income	$7,865,459	$2,052,801

Basic income per share	$0.29	$0.08
Diluted income per share	$0.23	$0.08

Shares used in computing basic income per share	27,532,410	26,420,783
Shares used in computing diluted income per share	27,748,461	26,799,038

See accompanying Notes to Consolidated Financial Statements.

INDEX
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
	July 24, 2009	July 25, 2008

Cash Flow From Operating Activities:
Net income	$7,865,459	$2,052,801
Non-cash items included in net income:
Depreciation	493,617	653,626
Gain on early extinguishment of debt	(1,524,330)	––
Unrealized loss (gain) on foreign currency transactions	(591,026)	189,404
Stock-based compensation	2,203,438	2,626,762
Deferred income taxes	2,451	2,625
Deferred license revenue amortization	(373,492)	(373,492)
Amortization of financing costs and other items	79,279	195,405
Changes in operating assets and liabilities:
Accounts receivable, net	(2,284,773)	1,864,232
Inventories	(588,709)	431,849
Other current assets	(421,555)	(311,927)
Other assets, net	290,833	(944)
Accounts payable and accrued liabilities	(1,146,256)	(684,480)
Other	6,225	(36,191)
Net cash provided by operating activities	4,011,161	6,609,670
Cash Flow From Investing Activities:
Purchases of property and equipment	(715,340)	(216,533)
Net cash used in investing activities	(715,340)	(216,533)
Cash Flow From Financing Activities:
Repurchase of convertible notes	(13,845,400)	––
Proceeds from exercise of options for common stock	389,626	4,057,306
Purchase of treasury stock	(37,551)	(105,110)
Net cash provided by (used in) financing activities	(13,493,325)	3,952,196

Effect of exchange rate changes on cash and cash equivalents	230,236	(255,209)
Net increase (decrease) in cash and cash equivalents	(9,967,268)	10,090,124
Cash and cash equivalents at beginning of period	66,225,479	91,058,692
Cash and cash equivalents at end of period	$56,258,211	$101,148,816

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$113,249	$28,745
Cash paid for income taxes	$127,640	$119,934

See accompanying Notes to Consolidated Financial Statements.

INDEX
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended July 24, 2009

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 24, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 30, 2010. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 24, 2009 (“2009 Form 10-K”). We have evaluated subsequent events for potential recognition or disclosure in the financial statements through our Form 10-Q issuance date of August 24, 2009.

Note 2.  Stock Incentive and Purchase Plan

Stock-Based Incentives. We account for our employee stock-based compensation plans under FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). Our net income for the thirteen weeks ended July 24, 2009 and July 25, 2008, includes $2.2 million and $2.6 million, respectively, of stock-based compensation expense. Because of our prior year net operating losses, our deferred tax benefits related to our stock-based compensation expense are offset by a valuation allowance.  In addition, because of our prior year net operating losses, our current tax benefits related to all of our stock-based compensation arrangements are unrealized and unrecognized. See “Note 9. Income Taxes” for further discussion of the valuation allowance for deferred tax benefits related to our stock-based compensation expense.

Stock Options.  We may grant options to directors, officers and key employees.  Options granted under the Stock Plans generally vest ratably, monthly or annually, over four or five years following their date of grant and have maximum terms of 10 years.  Stock option grant prices are set according to the applicable stock option plan and are equal to either (i) the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or (ii) the closing price of our common stock on the day of the grant, for grants made after the amendment. There are no post-vesting restrictions on the shares issued.  We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants. This methodology takes into account variables such as implied volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of grant and the exercise of options per group of employees. We issue new shares upon stock option exercise.

During the thirteen weeks ended July 24, 2009, we granted options on a total of approximately 316,000 shares to officers and key employees at a weighted average fair value per share optioned of $8.05. Each option award vests at a rate of 25% on each of the first four anniversaries of the grant date. During the thirteen weeks ended July 25, 2008 we granted options on a total of approximately 297,000 shares to officers and key employees at a weighted average fair value of $11.64 per share optioned. Each option award vests at the rate of 25% on each of the first four anniversaries of the grant date. As of July 24, 2009, unrecognized compensation expense related to stock options was $6.7 million, which is expected to be recognized over a period of 3.24 years.

INDEX

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees which have no purchase cost to the grantee. Nonvested stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff vest in three years, as required under the agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based grants is determined using the Monte Carlo simulation method. The derived service period for performance-based awards is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. We issue new shares for our restricted stock awards.  We could be obligated to repurchase from our executive officers as many as approximately 172,000 shares of our common stock to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen weeks ended July 24, 2009, we granted a total of approximately 389,000 restricted shares to officers, directors and key employees at a weighted average fair value of $14.72 per share.  These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or vest at a rate of 100% on the third anniversary of the grant date.  During the thirteen weeks ended July 25, 2008 we granted approximately 129,000 restricted shares to officers, directors and employees at a weighted average fair value of $20.94 per share.  The restricted shares granted during the thirteen weeks ended July 25, 2008 to officers and employees vest at a rate of 100% on the third anniversary of the grant date. Awards issued to directors during the thirteen weeks ended July 25, 2008 vest at a rate of 25% on each of the first four anniversaries of the grant date.  Unamortized compensation expense related to restricted shares is $8.9 million and is expected to be recognized over a period of 2.56 years.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period.  Purchase periods, under provisions of the Stock Purchase Plan, are six months in length and begin on the first business days of June and December.  As of July 24, 2009, 407,815 shares remain available under the Stock Purchase Plan.  No compensation expense is recorded for the Stock Purchase Plan.

Note 3.  Inventories

Inventories consist of the following:

	July 24, 2009	April 24, 2009
	(Unaudited)
Raw materials	$5,500,403	$5,381,272
Work-in-process	2,537,798	2,218,192
Finished goods	5,510,630	5,241,600
	$13,548,831	$12,841,064

INDEX

Note 4.  Accrued Liabilities

Accrued liabilities are as follows:

	July 24, 2009	April 24, 2009
	(Unaudited)
Payroll and other compensation	$6,993,138	$9,872,631
Royalties	1,134,114	1,133,225
Property tax and other tax accruals	1,053,785	849,503
Clinical costs	806,844	956,383
Accrued Interest	469,949	161,042
Other	1,965,803	1,625,720
	$12,423,633	$14,598,504

Note 5.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

Changes in our liability for product warranties are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended
	July 24, 2009	July 25, 2008
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$121,659	$79,055
Warranty expense recognized	(4,613)	2,835
Warranty settled	(1,814)	—
Balance at the end of the period	$115,232	$81,890

Note 6.  Convertible Notes

On September 27, 2005, we issued $125 million of Senior Subordinated Convertible Notes, due on September 27, 2012 (the “Convertible Notes”). Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. This offering provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”).  The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

INDEX

In connection with the settlement of litigation relating to the Convertible Notes, we executed a  supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”) and, as a result, we are required to repurchase at par any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity.  The Supplemental Indenture made no other changes to the terms of the original Indenture.

During the thirteen weeks ended July 24, 2009, we repurchased approximately $15.6 million aggregate principal amount of our Convertible Notes in privately-negotiated transactions at an aggregate purchase price of approximately $13.8 million.  As a result of the purchases, we wrote off approximately $0.3 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $1.5 million.

Fair Value of Convertible Notes

To increase consistency and comparability in fair value measurements, FASB Statement No. 157, "Fair Value Measurements," (“FAS 157”) requires that the inputs used to measure fair value be categorized into levels. There are three levels in the hierarchy. The highest level, level 1, is an unadjusted market quote from an active market for identical assets or liabilities, level 2 are inputs to the fair value measurement that are observable for the asset or liability, either directly or indirectly, and level 3 are inputs that are unobservable. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. We believe that the fair value measurement of our Convertible Notes falls into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt. The estimated fair value of the Convertible Notes was approximately $41.6 million, based on the outstanding liability of approximately $46.7 million, as of July 24, 2009. The estimated fair value of the Convertible Notes as of April 24, 2009, based on the outstanding liability of $62.3 million, was $50.5 million.

Note 7.  Convertible Note Hedge and Warrants

On September 27, 2005, in conjunction with the issuance of $125 million of Convertible Notes, we purchased the Note Hedge and sold Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet.  The Warrants expire, if not exercised, in October 2012, following the maturity date of the Convertible Notes.  The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share. In May 2008 we received from Merrill Lynch International a notice that the Note Hedge was terminated as a result of our execution of the Supplemental Indenture.  As a consequence of that action, we reflected the termination of the Note Hedge in the first quarter of fiscal year 2009 as a reduction of paid-in capital.

Note 8.  Comprehensive Income

We follow FASB Statement No. 130 "Reporting Comprehensive Income" (“FAS 130”) in accounting for comprehensive income and its components. The comprehensive income for the thirteen weeks ended July 24, 2009 was approximately $8.0 million.  The comprehensive income for the thirteen weeks ended July 25, 2008 was approximately $2.0 million. Total comprehensive income for both periods includes the change in cumulative foreign translation adjustment associated with the translation of our foreign subsidiary financial statements into US dollars.

Note 9.  Income Taxes

We account for income taxes under the FASB Statement No. 109, "Accounting for Income Taxes" (“FAS 109”).  Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carryforwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

INDEX

We estimate our effective tax rate for the thirteen weeks ended July 24, 2009 to be less than 3%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local taxes and tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In August 2006 we experienced an ownership change as defined in Section 382 of the Internal Revenue Code ("IRC"). As a result, our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited.  Due to our operating loss history and possible limitations pursuant to Section 382 of the IRC, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We have historically experienced significant operating losses and operate in an industry subject to rapid technological changes. We believe there is sufficient uncertainty regarding future taxable income and realizability of deferred tax assets such that a valuation allowance is required to fully offset deferred tax assets for the thirteen weeks ended July 24, 2009, except for the Texas Temporary Credit for Business Loss Carryforwards.   We continually review the adequacy and necessity of the valuation allowance in accordance with the provision of FAS No. 109.

In June 2006, the FASB issued FAS Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The amount of unrecognized tax benefits as determined under FIN 48 did not materially change during the thirteen weeks ended July 24, 2009. We expect that the amount of unrecognized tax benefits will decrease by approximately $0.3 million in fiscal year 2010 due to expiring credit carryforwards; however, we do not expect the change to have any impact on our results of operations or financial position because of the existence of the valuation allowance.  If the unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense.  As of July 24, 2009, we have no accrued interest or penalties on unrecognized tax benefits.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Note 10.  Income Per Share

FASB Statement No. 128, “Earnings Per Share” (“FAS 128”) requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings applicable to participating securities by the weighted average number of participating securities outstanding for the period. Diluted EPS includes the effect of potentially dilutive instruments.

INDEX

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended
	July 24, 2009	July 25, 2008
	(Unaudited)	(Unaudited)
Numerator:
Net income	$7,865,459	$2,052,801
Deduct effect of Convertible Notes	(1,466,084)	—
Diluted income	$6,399,375	$2,052,801

Denominator:
Basic weighted average shares outstanding	27,532,410	26,420,783
Effect of stock options and other	39,235	378,255
Effect of Convertible Notes	176,816	—
Diluted weighted average shares outstanding	27,748,461	26,799,038
Basic income per share	$0.29	$0.08
Diluted income per share	$0.23	$0.08

Excluded from the computation of diluted EPS for the thirteen weeks ended July 24, 2009 and July 25, 2008 were outstanding options to purchase approximately 2.0 million and 1.3 million common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average fair market value for the respective thirteen week period.

 We issued the Convertible Notes during fiscal year 2006.  Approximately $46.7 million of the Convertible Notes are outstanding as of July 24, 2009, and are convertible into approximately 1.1 million shares of our common stock but are not included in dilutive shares because under the “if-converted” method of FAS 128, which assumes conversion of the Convertible Notes to shares and adjusts net income for interest expense net of tax, they are anti-dilutive.  Additionally, the Convertible Notes were anti-dilutive for the thirteen weeks ended July 25, 2008.

During the thirteen weeks ended July 24, 2009 and July 25, 2008, we purchased approximately $15.6 million and $0.0 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. Under FASB’s Emerging Issues Task Force ("EITF") D-53 "Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock", ("EITF D-53"), we are required to determine the dilutive effect of the repurchased Convertible Notes separately from the Convertible Notes outstanding at July 24, 2009.  Under the “if-converted” method of FAS 128, Convertible Notes repurchased during the thirteen weeks ended July 24, 2009 are treated as having been converted to common stock equivalents at the start of the period.  Adjustments to dilutive net income related to the repurchased Convertible Notes consist primarily of removing the gain related to the repurchases and similarly removing the effects of interest expense and other items.

In conjunction with the Convertible Notes, we sold the Warrants. In accordance with the treasury stock method of FAS 128, the Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of our common stock for the thirteen weeks ended July 24, 2009 and July 25, 2008.

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

Note 13.  New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(revised), “Business Combinations” (“FAS 141(R)”). FAS 141(R) required most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” FAS 141(R) applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under FAS 141(R), all business combinations will be accounted for by applying the acquisition method. FAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Our implementation of  FAS 141(R), as of April 25, 2009, did not have a material impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”). FAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. FAS 160 is effective for the first annual period beginning on or after December 15, 2008. Earlier application is prohibited.  Our implementation of FAS 160, as of April 25, 2009, did not have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarified that a share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security, because the rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award.  Accordingly, these awards are to be included in the computation of basic EPS pursuant to the two-class method described in FAS 128. Prior-period earnings per share data presented shall be adjusted retrospectively, if material. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We implemented EITF 03-6-1 as of April 25, 2009. This adoption did not have a material impact on prior periods of our consolidated results of operations and was, therefore, not applied retrospectively.

INDEX

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We implemented FSP FAS 107-1 and APB 28-1, effective April 25, 2009, without a material impact to our consolidated results of operations or financial position.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”). The objective of FAS 165 is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  FAS 165 also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim or annual periods ending after June 15, 2009.  Our implementation of  FAS 165 for the thirteen weeks ended July 24, 2009 did not have an impact on our consolidated results of operations or financial position and there were no subsequent events that require recognition or disclosure in our consolidated results of operations or financial position.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The Codification, which modifies structure hierarchy and referencing of financial standards, is effective for interim and annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP, and we do not expect it will have a material impact on our consolidated results of operations or financial position.

Note 14.  Commitments and Contingencies

Post-Market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on treatment-resistant depression (“TRD”) patients. One study of 460 patients, the dosing study, is a randomized controlled study assessing three different stimulation intensities. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates.  From initiation in fiscal year 2006 through the end of the first quarter of fiscal year 2010, we incurred direct expenses of approximately $7.7 million for the dosing study and $2.7 million for the TRD registry. In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We requested, and the FDA approved, a reduction in the number of study subjects from 460 to 330.   We completed enrollment at 331 study subjects in February 2009 and expect to complete follow-up by March 2010.

License Agreements. Effective December 17, 2007, we entered into a license agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in Other Long-Term Liabilities on the Consolidated Balance Sheet as of July 24, 2009 and April 24, 2009.

INDEX

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases.

Royalty Payments. We are obligated to pay royalties at a rate of approximately 3% of net sales in future periods.

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

—	Our indebtedness and debt services, which could adversely affect our consolidated financial condition;
—	Our ability to access capital;
—
Failure to expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation therapy (“VNS Therapy”) or any component which comprises the VNS Therapy™ System for the treatment of epilepsy and depression;

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

—	Failure to maintain the current regulatory approvals for our depression indication and minimizing our required investment for this indication;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;

INDEX

—	Product liability-related losses and costs;
—	Protection, expiration and validity of the intellectual property that relates to VNS Therapy;
—	Changes in technology;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International, operational and economic risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of operations, financial position or cash flows;
—	Availability and cost of credit;
—	Changes in customer spending patterns; and
—	Continued volatility in the global market and worldwide economic conditions.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ending April 24, 2009 (“2009 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

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

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, South America, Africa, Australia and certain countries in Eastern Asia, including China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

INDEX

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  In calendar 2008, CMS announced a significant reduction in the rate reimbursed to our customers for the insertion of the lead portion of the VNS Therapy System for calendar 2009, and a small increase in the amount reimbursed for the insertion of the generator. This decrease in reimbursement could have an adverse impact on our business and our future operating results.

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

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  In February 2008, we announced that, after consulting with clinical and reimbursement experts, we had developed a plan, including the conduct of an additional randomized clinical study, or possibly more than one such clinical study, to obtain reimbursement coverage for our depression indication.  In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We requested, and the FDA approved, a reduction in the number of study subjects from 460 to 330.   We completed enrollment at 331 study subjects in February 2009 and expect to complete follow-up by March 2010.

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

We are actively engaged in determining how we can license intellectual property rights to third parties in order to optimize our portfolio. This includes the assessment and determination of which of our intellectual property rights for particular indications we do not have immediate plans to develop and determining whether these rights should be licensed to third parties. It also involves the assessment of the intellectual property rights of third parties in order to determine whether we should attempt to acquire those rights through a license.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. As of July 24, 2009, we have incurred an accumulated deficit of approximately $234.7 million.

INDEX

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

Leases.  FASB Statement No. 13, “Accounting for Leases” (“FAS 13”) establishes standards of financial accounting and reporting for leases by lessees and lessors. We are a party to contracts of leased facilities and other lease obligations recorded in compliance with FAS 13. The lease terms provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight-line method, as reduction to rent expense over the term of the lease. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

Revenue Recognition.   We recognize revenue when title to the goods and risk of loss transfer to customers, provided that we have no remaining performance obligations or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period revenue is recognized. Our net sales are dependent upon sales to new and existing customers pursuant to our current policies. Changes in these policies or sales terms could impact the amount and timing of revenue recognized.

Licensing Revenue.  We evaluate our license agreements and recognize licensing revenue considering the guidance provided by Staff Accounting Bulletin Topic 13, “Revenue Recognition,” EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” Regulation S-X Rule 5-03(b)(1) “Sales and Revenue,” EITF 01-14 “Income Statement Characterization of Reimbursement of Out-of-pocket Expenses” and other regulations as applicable.

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

Restricted Stock, Restricted Stock Units and Other Share-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees which have no purchase cost to the grantee. Nonvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Typically, awards are service based and vest ratably over the service period of four to five years, or cliff vest after three years, as required under the agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We also award restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards is  determined using the Monte Carlo simulation method. The derived service period for performance-based awards is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance, and our stock price volatility. We issue new shares for awards  of restricted stock.

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, SA, are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Statements of Operations items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income section of Stockholders’ Equity and Comprehensive Income and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

Income Taxes.  We account for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”.  Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets and liabilities are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

Results of Operations

Net Sales

Net sales for the thirteen weeks ended July 24, 2009 were approximately $38.5 million, which consisted of U.S. net product sales of $30.9 million, international net product sales of $7.2 million and licensing revenue of $0.4 million. Net sales for the thirteen weeks ended July 25, 2008 were approximately $33.7 million, which consisted of U.S. net product sales of $26.2 million, international net product sales of $7.1 million and licensing revenue of $0.4 million.

INDEX

U.S. net product sales for the first quarter of fiscal year 2010 increased by $4.7 million, or 17.9%, as compared to the first quarter of fiscal year 2009 due to a volume increase of 6.8% and increased average selling prices of 11.1%. The average selling price has increased, in part, due to the market penetration of our new models, the DemipulseTM generator (single pin) and the Demipulse DuoTM generator (dual pin). International net product sales for the first quarter of fiscal year 2010 increased by $0.1 million, or 1.2%, as compared to the first quarter of fiscal year 2009 due to a volume increase of 11.6% and offset by decreased average selling prices of 10.4%. The average selling prices decreased primarily due to an unfavorable foreign currency impact.

In December 2007, we received a $9.5 million up-front payment relating to the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes.  We are amortizing this up-front payment on a straight-line basis until April 2014, the estimated end of our obligation to prosecute the related licensed patent applications.  During the thirteen weeks ended July 24, 2009 and July 25, 2008, we recognized revenue in the amount of approximately $0.4 million applicable to our licensing activity.

Gross Profit Margin

The gross profit margins for the thirteen weeks ended July 24, 2009 and July 25, 2008 are 86.1% and 85.7%, respectively.  The slight increase in the gross profit margin was primarily a result of higher production volumes. Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties, and the acquisition cost of raw materials and components.  Gross profit margins can be expected to fluctuate in future periods based upon the mix between U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates, and the levels of production volume.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses were approximately $21.6 million for the thirteen weeks ended July 24, 2009, an increase of approximately $0.1 million, or 0.4%, compared to the thirteen weeks ended July 25, 2008. The increase in expenses was primarily due to increased salaries and commissions offset by decreased legal expenses.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities.  R&D expenses were approximately $5.0 million for the thirteen weeks ended July 24, 2009 which represents an increase of approximately $0.4 million, or 9.2%, compared to fiscal year 2009 first quarter.  The increase was primarily due to our increased product development efforts with respect to the treatment of refractory epilepsy offset by decreased dosing study and the TRD registry expenses.

Interest Income

Interest income of approximately $42,000 for the thirteen weeks ended July 24, 2009 decreased by 92% as compared to interest income of approximately $508,000 for the thirteen weeks ended July 25, 2008 due to significantly lower cash balances and interest rates.

Interest Expense

Interest expense of approximately $503,000 for the thirteen weeks ended July 24, 2009 decreased by approximately $659,000, or 57%, as compared to the fiscal year 2009 first quarter. The change is due to the cumulative repurchases of our Convertible Notes which totaled approximately $78.3 million during the second quarter of fiscal year 2009 through the first quarter of fiscal year 2010.

INDEX

Other Income, Net

Other income, net was approximately $493,000 for the thirteen weeks ended July 24, 2009 compared to $17,000 for the thirteen weeks ended July 25, 2008.   Other income, net consists primarily of the effects of transaction gains and losses associated with changes in foreign currency exchange rates. The increased gain is primarily due to weakening of the dollar against the euro in the thirteen weeks ended July 24, 2009 as compared to the thirteen weeks ended July 25, 2008.

Income Taxes

We estimate our effective tax rate for the thirteen weeks ended July 24, 2009 to be less than 3%, due primarily to the change in the balance of our valuation allowance combined with federal income tax, state and local income taxes and income tax on foreign operations.  The effective tax rate represents our best estimate of the rate expected to be applicable for the full fiscal year.  In the past we have experienced ownership changes as defined in Internal Revenue Code (“IRC”) Section 382, most recently in August 2006.  Our ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to IRC Section 382.  Due to our operating loss history and possible limitations pursuant to IRC Section 382, we have established a valuation allowance that fully offsets our federal net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

FAS 109 requires that deferred tax assets be reduced by a valuation allowance if the weight of available evidence indicates that it is more likely than not that some portion of the deferred tax assets will not be realized. Therefore, we maintained a valuation allowance for most of our deferred tax assets for the thirteen weeks ended July  24, 2009, because historically we have experienced significant operating losses and operate in an industry subject to rapid technological change.  We expect to continue to achieve profitability during the remainder of the current year and expect to continue to be profitable in the next fiscal year. We continue to evaluate the future realization of our deferred tax assets based on expectations of future taxable income. Depending on our continued ability to achieve expected levels of profitability, we may have sufficient evidence in the remaining quarters of fiscal year 2010 to conclude that it is more likely than not that we will recognize the value of our deferred tax assets, in whole or in part, during fiscal year 2010.  The reversal of the valuation allowance will likely result in reporting a significant benefit in our consolidated results of operations during fiscal year 2010 if our earnings trend continues as expected.

Liquidity and Capital Resources

Overview

Net cash decreased by approximately $10.0 million during the thirteen weeks ended July 24, 2009 due primarily to the repurchase of approximately $15.6 million principal value of our Convertible Notes at a purchase price of approximately $13.8 million, offset by cash provided by operations of approximately $4.0 million.  Net cash increased by approximately $10.1 million during the thirteen weeks ended July 25, 2008 due primarily to cash provided by operations of approximately $6.6 million and proceeds from stock option exercises of approximately $4.1 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 24, 2009 and July 25, 2008 were as follows:

	Thirteen Weeks Ended
	July 24, 2009	July 25, 2008
	(Unaudited)	(Unaudited)
Operating activities	$4,011,161	$6,609,670
Investing activities	(715,340)	(216,533)
Financing activities	$(13,493,325)	$3,952,196

INDEX

Operating Activities

Net cash provided by operating activities during the thirteen weeks ended July 24, 2009 was $4.0 million as compared to net cash provided by operating activities of $6.6 million during the same period of the previous fiscal year.  The primary reasons for the decrease in cash provided by operating activities was a planned increase in inventory levels and accounts receivable balances partially offset by higher net income. Inventory levels have increased to provide inventory at alternative locations, including in Europe.  The accounts receivable balance has increased because of extended payment terms granted to new distributors and general economic conditions.

Investing Activities

Net cash used in investing activities during the thirteen weeks ended July 24, 2009 was $0.7 million compared to net cash used in investing activities of $0.2 million during the same period of the previous fiscal year.  This amount represents investment in property and equipment. We estimate a total investment of approximately $8.5 million for fiscal year 2010 compared to $2.7 million in the prior fiscal year.  Planned spending consists primarily of $1.7 million of computers and software and $6.3 million of manufacturing and test equipment to improve business infrastructure and research capabilities.

Financing Activities

Net cash used in financing activities during the thirteen weeks ended July 24, 2009 was approximately $13.5 million compared to net cash provided by financing activities of approximately $4.0 million during the same period of the previous fiscal year.  The primary reason for the decrease in cash provided by financing activities is the repurchase in the first quarter of the current fiscal year of approximately $15.6 million principal value of our Convertible Notes at a purchase price of approximately $13.8 million.  Additionally, cash provided by the proceeds from stock option exercises decreased by $3.7 million.

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

In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”) and, as a result, we are required to repurchase at par any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity.  The Supplemental Indenture made no other changes to the terms of the original Indenture.

During the thirteen weeks ended July 24, 2009, we repurchased approximately $15.6 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $13.8 million.  As a result of the purchases, we wrote off approximately $0.3 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $1.5 million. During the thirteen weeks ended July 25, 2008, we did not repurchase any of our Convertible Notes.

INDEX

Contractual Obligations

We are party to a number of contracts pursuant to which, as of July 24, 2009, we are obligated to pay for clinical studies totaling $0.8 million, which is included in accrued liabilities.  Although we have no significant firm commitments, we expect to make capital expenditures of approximately $8.5 million during fiscal year 2010, consisting primarily of $1.7 million of computers and software and $6.3 million of manufacturing and test equipment to improve business infrastructure and research capabilities.

The table below reflects our current obligations under our material contractual obligations as of July 24, 2009:

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual obligations
Less Than One Year	$1,401,450	$3,329,134	$544,112	$5,274,696
1-3 Years	48,742,054	5,943,159	220,862	54,906,075
4-5 Years	—	5,713,310	20,095	5,733,405
Over 5 Years	—	1,192,469	18,612	1,211,081
Total Contractual Obligations	$50,143,504	$16,178,072	$803,681	$67,125,257

(1)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture.

(2)	Consists of operating lease obligations related to facilities and office equipment.
(3)	Reflects amounts we are contractually obligated to spend in connection with sales, marketing and training events, an information technology service agreement and licensing agreements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents, a 100-basis point change in interest rates as of July 24, 2009 would not have a material impact on our consolidated results of operations.

INDEX

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar versus the Euro and the British Pound. Our wholly-owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 20% against the euro, the effect upon net income for the thirteen weeks ended July 24, 2009 would have been favorable by approximately $567,000, or 7.2%. Conversely, if the U.S. dollar uniformly strengthened 20% against the euro, the impact on net income for the thirteen weeks ended July 24, 2009 would have been unfavorable by approximately $472,000, or 6.0%.  The fluctuations in foreign currency exchange rates for the thirteen weeks ended July 24, 2009 represented an unfavorable impact of 11.6% in our international sales as compared to the same period of the prior fiscal year.

Convertible Notes Risk

The estimated fair value of our Convertible Notes is approximately $41.6 million, based on the outstanding liability of approximately $46.7 million as of July 24, 2009.  Because we pay fixed interest coupons on the Convertible Notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our Convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.  Generally, the fair market value of our Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The fair market value of our Convertible Notes may also increase as the market price of our common stock rises and decrease as the market price of our common stock falls. At July 24, 2009, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $321,000 on the net fair value of our Convertible Notes, and a 10% increase in the price of our common stock would have resulted in an increase of approximately $325,000 on the fair value of our Convertible Notes. We believe that the inputs to the measurements of the fair values of the Convertible Notes fall under FASB Statement No. 157, "Fair Value Measurement" level 2.  Level 2 means that the inputs to the fair value measurement are observable, either directly or indirectly.  Refer to “Note 6 – Convertible Notes” in the Notes to the Consolidated Financial Statements for further information on the categorization of inputs to fair value measurements.

For further information on our market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 24, 2009.

INDEX

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the thirteen weeks ended July 24, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings are discussed in “Note 11. Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 11, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period.

ITEM 1A.  RISK FACTORS

Our business faces many risks.  Any of the risks referenced below or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business and consolidated financial position or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2009 Form 10-K.  There has been no material change in the risk factors set forth in our 2009 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by the issuer and affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
April 25 – May 29, 2009	––	––	––	485,275
May 30 – June 26, 2009	––	––	––	485,275
June 27 – July 24, 2009	––	––	––	485,275
Total	––	––	––	485,275
____________________________

(1)	Shares are purchased at market value.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Form of Employment Agreement (Messrs. Browne, Reinstein, Simpson and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on June 24, 2009	000-19806	10.1
10.2*†	Release Agreement dated June 1, 2009 between Cyberonics, Inc. and George E. Parker, III	Cyberonics, Inc. Current Report on Form 8-K filed on June 3, 2009	000-19806	10.2
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 INDEX

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 24, 2009

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Form of Employment Agreement (Messrs. Browne, Reinstein, Simpson and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on June 24, 2009	000-19806	10.1
10.2*†	Release Agreement dated June 1, 2009 between Cyberonics, Inc. and George E. Parker, III	Cyberonics, Inc. Current Report on Form 8-K filed on June 3, 2009	000-19806	10.2
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002