Form 10-Q
period 2009-10-23
CYBERONICS INC
filed 2009-11-19
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 23, 2009 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2009
Common Stock $0.01 par value	27,754,534

CYBERONICS, INC.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 23, 2009	April 24, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,498,938	$66,225,479
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $682,864 and $361,740, respectively	24,838,576	22,250,653
Inventories	13,830,193	12,841,064
Deferred tax assets	6,068,009	9,804
Other current assets	1,857,438	2,206,902
Total Current Assets	108,093,154	104,533,902
Property and equipment, net of accumulated depreciation of $23,000,776 and $21,927,330, respectively	6,165,794	5,612,791
Deferred tax assets	34,967,682	406,336
Other assets	1,930,834	1,490,599
Total Assets	$151,157,464	$112,043,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,939,278	$3,046,736
Accrued liabilities	13,637,810	14,598,504
Total Current Liabilities	17,577,088	17,645,240
Long-Term Liabilities:
Convertible notes	39,215,000	62,339,000
Deferred license revenue and other	6,898,404	7,647,544
Total Long-Term Liabilities	46,113,404	69,986,544
Total Liabilities	63,690,492	87,631,784
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,579,443 shares issued and 27,754,534 shares outstanding at October 23, 2009; and 28,175,552 shares issued and 27,353,215 shares outstanding at April 24, 2009	285,794	281,755
Additional paid-in capital	263,471,101	258,519,876
Common stock warrants	25,200,000	25,200,000
Treasury stock, 824,909 and 822,337 common shares at October 23, 2009 and April 24, 2009, respectively, at cost	(16,868,679)	(16,831,128)
Accumulated other comprehensive loss	(110,003)	(237,842)
Accumulated deficit	(184,511,241)	(242,520,817)
Total Stockholders' Equity	87,466,972	24,411,844
Total Liabilities and Stockholders' Equity	$151,157,464	$112,043,628

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 23, 2009	October 24, 2008	October 23, 2009	October 24, 2008

Net sales	$40,718,172	$36,031,971	$79,219,409	$69,763,829
Cost of sales	5,117,712	5,177,800	10,457,857	9,994,562
Gross profit	35,600,460	30,854,171	68,761,552	59,769,267
Operating expenses:
Selling, general and administrative	21,372,020	21,531,424	42,990,911	43,056,191
Research and development	5,145,194	4,806,220	10,175,283	9,414,395
Total operating expenses	26,517,214	26,337,644	53,166,194	52,470,586
Income from operations	9,083,246	4,516,527	15,595,358	7,298,681
Interest income	23,504	433,646	65,767	941,933
Interest expense	(430,848)	(929,018)	(933,533)	(2,090,668)
Gain on early extinguishment of debt, net	672,137	4,612,845	2,196,466	4,612,845
Other income (expense), net	332,905	(162,494)	825,795	(145,260)
Income before income taxes	9,680,944	8,471,506	17,749,853	10,617,531
Income tax (benefit) expense	(40,463,173)	121,304	(40,259,723)	214,528
Net income	$50,144,117	$8,350,202	$58,009,576	$10,403,003

Basic income per share	$1.81	$0.31	$2.10	$0.39
Diluted income per share	$1.73	$0.14	$1.96	$0.23

Shares used in computing basic income per share	27,748,669	26,680,551	27,640,539	26,550,667
Shares used in computing diluted income per share	28,876,518	27,516,723	28,873,183	27,632,656

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
	October 23, 2009	October 24, 2008

Cash Flow From Operating Activities:
Net income	$58,009,576	$10,403,003
Non-cash items included in net income:
Depreciation	1,017,015	1,209,057
Gain on early extinguishment of debt	(2,196,466)	(4,612,845)
Unrealized (gain) loss in foreign currency transactions	(719,792)	412,790
Stock-based compensation	4,455,545	5,221,077
Deferred income taxes	(40,619,551)	2,626
Deferred license revenue amortization	(746,984)	(746,984)
Amortization of financing costs and other items	249,432	356,954
Changes in operating assets and liabilities:
Accounts receivable, net	(1,782,473)	(1,117,839)
Inventories	(1,182,686)	405,696
Other current assets	463,669	(54,465)
Other assets, net	2,375	39,309
Accounts payable and accrued liabilities	(37,003)	(800,228)
Other	––	(81,481)
Net cash provided by operating activities	16,912,657	10,636,670

Cash Flow From Investing Activities:
Purchases of property and equipment	(1,537,564)	(659,361)
Intellectual Property	(900,000)	––
Convertible Promissory Note	(100,000)	––
Net cash used in investing activities	(2,537,564)	(659,361)

Cash Flow From Financing Activities:
Repurchase of convertible notes	(20,565,400)	(34,902,750)
Proceeds from exercise of options for common stock	597,692	4,256,353
Purchase of treasury stock	(37,551)	(532,293)
Net cash used in financing activities	(20,005,259)	(31,178,690)

Effect of exchange rate changes on cash and cash equivalents	(96,375)	(516,456)
Net decrease in cash and cash equivalents	(5,726,541)	(21,717,837)
Cash and cash equivalents at beginning of period	66,225,479	91,058,692
Cash and cash equivalents at end of period	$60,498,938	$69,340,855

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$213,012	$1,515,334
Cash paid for income taxes	$594,831	$268,205

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended October 23, 2009

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than rules and interpretative releases issued by the U.S. Securities & Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and twenty-six weeks ended October 23, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 30, 2010. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 24, 2009 (“2009 Form 10-K”). We have evaluated subsequent events for potential recognition or disclosure in the financial statements through our Form 10-Q issuance date of November 19, 2009.

Note 2.  Stock Incentive and Purchase Plan

Stock-Based Incentives. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period which an employee is required to provide service in exchange for the award (vesting period). Our net income for the thirteen weeks and twenty-six weeks ended October 23, 2009, includes $2.3 million and $4.5 million, respectively, of stock-based compensation expense. Our net income for the thirteen weeks and twenty-six weeks ended October 24, 2008, includes $2.7 million and $5.3 million, respectively, of stock-based compensation expense.

Stock Options.  We may grant options to directors, officers and key employees.  Options granted under the 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, the 2005 Stock Plan, the 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (the “Stock Plans”) generally vest ratably, monthly or annually, over four or five years following their date of grant and have maximum terms of 10 years. Stock option grant prices are set according to the applicable stock option plan and are equal to either (i) the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or (ii) the closing price of our common stock on the day of the grant, for grants made after the amendment. There are no post-vesting restrictions on the shares issued.  We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants. This methodology takes into account variables such as implied volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of option grant and the exercise of options per group of employees. We issue new shares upon stock option exercise.

During the thirteen weeks ended October 23, 2009, we did not grant any options.  During the twenty-six weeks ended October 23, 2009, we granted options on a total of approximately 315,828 shares to officers and key employees at a weighted average fair market value of $8.05 per share optioned. During the thirteen weeks ended October 24, 2008, we granted options on a total of 23,250 shares to key employees at a fair market value of $8.62 per share optioned. During the twenty-six weeks ended October 24, 2008, we granted options on a total of 320,541 shares to officers and key employees at a weighted average fair market value of $11.42 per share optioned. Each option award we issued vests at a rate of 25% on each of the first four anniversaries of the grant date. During the thirteen weeks ended October 23, 2009, we amended seven option grants for two departing members of our Board of Directors to extend the period available for exercise after termination from 90 days to one year, resulting in additional compensation expense of $37,520. As of October 23, 2009 unrecognized compensation expense related to stock options was $6.1 million, expected to be recognized over a period of 3.08 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock awards to directors, officers and key employees at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they vest. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff-vest in three years, as required under the agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based grants are determined using the Monte Carlo simulation method. The derived service period for performance-based awards is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. We issue new shares for our restricted stock awards.  We could be obligated to repurchase from our executive officers as many as 172,000 shares of our common stock to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen weeks ended October 23, 2009, we did not grant any restricted shares.  During the twenty-six weeks ended October 23, 2009, we granted a total of 389,350 restricted shares to officers, directors and key employees at a fair market value of $14.72 per share.  These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or at a rate of 100% on the third anniversary of the grant date.  During the thirteen weeks ended October 24, 2008, we granted 23,665 restricted shares to officers, directors and employees at a fair market value of $18.85 per share.  During the twenty-six weeks ended October 24, 2008, we granted a total of 152,612 restricted shares to officers and key employees at a weighted average fair market value of $20.62 per share.  The restricted shares granted during the twenty-six weeks ended October 24, 2008, either cliff-vest on the third anniversary of the grant date or vest at a rate of 25% on each of the first four anniversaries of the grant date.  During the thirteen weeks ended October 23, 2009, we amended eight share grants for two departing members of our Board of Directors in order to extend the vesting period past termination resulting in additional compensation expense of $103,031. Unamortized compensation expense related to restricted shares is $7.7 million and is expected to be recognized over a period of 2.3 years.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  As of October 23, 2009, 407,815 shares were  available under the Stock Purchase Plan.  No compensation expense was recorded for the Stock Purchase Plan.

Index

Note 3.  Inventories

Inventories consist of the following:

	October 23, 2009	April 24, 2009
	(Unaudited)
Raw materials	$5,400,196	$5,381,272
Work-in-process	2,700,505	2,218,192
Finished goods	5,729,492	5,241,600
	$13,830,193	$12,841,064
Note 4.  Accrued Liabilities

Accrued liabilities are as follows:

	October 23, 2009	April 24, 2009
	(Unaudited)
Payroll and other compensation	$8,830,774	$9,872,631
Royalties	1,197,356	1,133,225
Property tax and other tax accruals	916,788	849,503
Clinical costs	807,613	956,383
Other	1,885,279	1,786,762
	$13,637,810	$14,598,504

Note 5.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

Changes in our liability for product warranties are recorded under accrued liabilities and are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 23, 2009	October 24, 2008	October 23, 2009	October 24, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$115,232	$81,890	$121,659	$79,055
Warranty expense (credit) recognized	(1,211)	(1,501)	(5,824)	1,334
Warranty settled	––	––	(1,814)	––
Balance at the end of the period	$114,021	$80,389	$114,021	$80,389

Index

Note 6.  Convertible Notes

On September 27, 2005 we issued $125 million of Senior Subordinated Convertible Notes, due on September 27, 2012 (the “Convertible Notes”). Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. The offer of the Convertible Notes provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”).  The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

Pursuant to the Indenture dated September 27, 2005 (the “Indenture”), between us, as issuer, and Wells Fargo Bank, National Association (the “Trustee”), we are required to deliver to the Trustee “within 15 days after we file them” with the SEC copies of all Annual Reports on Form 10-K and other information, documents and reports  we are required to file with the SEC, pursuant to Section 13 or 15(d) of the Exchange Act. In connection with the settlement of litigation relating to the Convertible Notes, we executed a  supplemental indenture dated April 18, 2008 (the “Supplemental Indenture”) and, as a result, we are required to repurchase at par value any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity.  The Supplemental Indenture made no other changes to the terms of the original Indenture.

During the thirteen weeks ended October 23, 2009 we repurchased approximately $7.5 million aggregate principal amount of our Convertible Notes in privately-negotiated transactions at an aggregate purchase price of approximately $6.7 million.  As a result of the purchases, we wrote off approximately $0.1 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $0.7 million. During the twenty-six weeks ended October 23, 2009 we repurchased approximately $23.1 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $20.6 million.  As a result of the purchases, we wrote off approximately $0.3 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $2.2 million. Subsequent to October 23, 2009 we repurchased $8.3 million additional aggregate principal amount of Convertible Notes resulting in a gain on early extinguishment of debt of approximately $0.5 million.

Index

Fair Value of Convertible Notes

We are required to determine and disclose the fair value of our Convertible Notes on a recurring basis in periods subsequent to initial recognition and the inputs used to measure fair value.  Fair value is defined as the price that would be paid to transfer a financial liability in an orderly manner between market participants at the measurement date. Inputs are categorized into three levels. The highest level, Level 1, is an unadjusted market quote from an active market for identical assets or liabilities; Level 2 are inputs to the fair value measurement that are observable for the asset or liability, either directly or indirectly; and Level 3 are inputs that are unobservable. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. We believe that the fair value measurement of our Convertible Notes falls into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt which was approximately $34.9 million, based on the outstanding liability of approximately $39.2 million, as of October 23, 2009. The estimated fair value of the Convertible Notes, as of April 24, 2009, was approximately $50.5 million based on the outstanding liability of approximately $62.3 million.

Note 7.  Note Hedge and Warrants

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

Note 8.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen and twenty-six weeks ended October 23, 2009 was approximately $50.2 million and $58.1 million, respectively. Comprehensive income for the thirteen and twenty-six weeks ended October 24, 2008 was approximately $7.9 million and $9.9 million, respectively.

Note 9.  Income Taxes

We estimate our income tax expense in each of the jurisdictions in which we operate.  This involves assessing the changes in temporary differences resulting from differing treatment of events for tax and accounting purposes that result in deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the more-likely-than-not criterion we establish a valuation allowance. We continually review the adequacy and necessity of the valuation allowance. In periods prior to the thirteen weeks ended October 23, 2009, substantially all of our deferred tax benefits were offset with valuation allowances.

Index

During the thirteen weeks ended October 23, 2009 we evaluated the recoverability of our deferred tax assets, and as a result, reduced our related valuation allowance by approximately $40.5 million due to the expected realization of deferred tax assets in fiscal years after April 30, 2010. This reduction in the valuation allowance is a discrete event, and is recorded as a tax benefit in the consolidated statement of operations in the current quarter. This adjustment to our valuation allowance is the amount of future year’s tax benefits we estimate are more likely than not to be realized, based on our evaluation of historical twelve quarters of cumulative pre-tax income and projected future taxable income. As a result of this discrete adjustment to the valuation allowance we expect our effective tax rate for the full fiscal year ending April 30, 2010 to be approximately -120%. Our effective tax rate for the full fiscal year ending April 30, 2010 is expected to be approximately 1% to 2% not including the discrete adjustment to the valuation allowance.

We have generated net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than recorded as a tax benefit in the consolidated statement of operations.  Our excess tax benefits have been and are currently fully offset with a valuation allowance. The balance of our valuation allowance at October 23, 2009 was approximately $61.2 million, consisting of approximately $20.9 million of valuation allowance expected to be recorded as a tax benefit in the consolidated statement of operations when reversed, and approximately $31.6 million of valuation allowance expected to be credited to additional paid-in capital when reversed, which includes approximately $21.4 million of excess tax benefits. In addition, we have a valuation allowance offsetting our foreign subsidiaries’ deferred tax assets of approximately $8.7 million which would be recorded primarily as a tax benefit in the consolidated statement of operations when reversed.

We classify our deferred tax assets as current or noncurrent for financial reporting purposes based on the classification of the related asset or liability giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting purposes, including deferred tax assets related to net operating losses, is classified according to the expected reversal date.

We are required to derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.  Use of a valuation allowance is not a permitted substitute for derecognizing the benefit of a tax position when the more-likely-than-not recognition threshold is no longer met. The amount of our derecognized tax benefits did not materially change during the thirteen and twenty-six weeks ended October 23, 2009. We expect that the amount of derecognized tax benefits will decrease by approximately $0.3 million in fiscal year 2010 due to expiring credit carryforwards; however, we do not expect the change to have any impact on our results of consolidated operations or financial position because of the existence of a valuation allowance offsetting the credit carryforwards. Our policy is to recognize interest and penalties accrued on derecognized tax benefits as a component of administrative expense. As of October 23, 2009, we had no accrued interest or penalties on derecognized tax benefits.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Note 10.  Income Per Share

The Earnings per Share Topic of the FASB ASC requires dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings applicable to participating securities by the weighted average number of participating securities outstanding for the period. Diluted EPS includes the effect of potentially dilutive instruments. The objective of diluted EPS is consistent with that of basic EPS: to measure the performance of an entity over the reporting period.

Index

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 23, 2009	October 24, 2008	October 23, 2009	October 24, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$50,144,117	$8,350,202	$58,009,576	$10,403,003
Deduct effect of Convertible Notes	(285,714)	(4,440,387)	(1,321,612)	(4,081,999)
Diluted income	$49,858,403	$3,909,815	$56,687,964	$6,321,004

Denominator:
Basic weighted average shares outstanding	27,748,669	26,680,551	27,640,539	26,550,667
Stock options and restricted stock	82,684	342,752	58,822	349,134
Convertible Notes	1,045,165	493,420	1,173,822	732,855
Diluted weighted average shares outstanding	28,876,518	27,516,723	28,873,183	27,632,656
Basic income per share	$1.81	$0.31	$2.10	$0.39
Diluted income per share	$1.73	$0.14	$1.96	$0.23

Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 23, 2009 were outstanding options to purchase approximately 1.6 million and 1.7 million common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average fair market value. Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 24, 2008 were outstanding options to purchase approximately 1.2 million common shares, because to include them would have been anti-dilutive as a result of the exercise price of the options exceeding their current fair market value.

We issued the Convertible Notes during fiscal year 2006.  Approximately $39.2 million and $84.7 million of the Convertible Notes were outstanding as of October 23, 2009 and October 24, 2008, respectively.  The outstanding Convertible Notes were convertible into approximately 0.9 million and 2.0 million shares of our common stock at October 23, 2009 and October 24, 2008, respectively.  These 2.0 million convertible shares were not included in dilutive shares for the thirteen weeks and twenty-six weeks ended October 24, 2008 because under the “if-converted” method of the Earnings per Share Topic of the FASB ASC, they are anti-dilutive due to the effect on net income of converting debt into shares; however, the approximately 0.9 million convertible shares were included in dilutive shares for the thirteen and twenty-six weeks ended October 23, 2009.

During the thirteen and twenty-six weeks ended October 23, 2009 we purchased approximately $7.5 million and $23.1 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. During the thirteen and twenty-six weeks ended October 24, 2008 we purchased approximately $40.4 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end.  Based on this requirement, we included in dilutive shares for the thirteen and twenty-six weeks ended October 23, 2009 approximately 100,000 and 229,000 convertible shares, respectively, and for the thirteen and twenty-six weeks ended October 24, 2008 approximately 493,000 and 733,000 convertible shares, respectively.

In conjunction with the Convertible Notes, we sold the Warrants. The Warrants were not included in the computation of diluted EPS because the Warrants’ exercise price, at $50.00 per share, was greater than the average market price of our common stock for all periods presented.

Index

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

Note 13.  New Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than rules and interpretative releases issued by the SEC.  Our accounting policies were not affected by the conversion to ASC during the thirteen weeks ended October 23, 2009.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

The Business Combinations Topic of the FASB ASC requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and applies to all business combinations, including combinations among mutual entities and combinations by contract alone.  In addition, all business combinations are to be accounted for by applying the acquisition method.  This accounting standard is effective for the first annual reporting period beginning on or after December 15, 2008. Our implementation of this accounting standard, as of April 25, 2009, did not have a material impact on our consolidated results of operations or financial position.

The Noncontrolling Interest in the Subsidiary paragraphs of the Consolidation Topic of the FASB ASC requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. This accounting standard applies to noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. This accounting standard is effective for the first annual period beginning on or after December 15, 2008. As of April 25, 2009, our implementation of this standard did not have a material impact on our consolidated results of operations or financial position.

The Participating Securities and the Two-Class Method paragraphs of the Earning per Share Topic of the FASB ASC clarifies that a share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security. Accordingly, these awards are to be included in the computation of basic EPS pursuant to the two-class method. Prior-period earnings per share data shall be adjusted retrospectively, if material. This accounting standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We implemented this standard as of April 25, 2009, which did not have a material impact on prior periods of our consolidated results of operations and was, therefore, not applied retrospectively.

Index

The Financial Instruments Topic of the FASB ASC has disclosure guidance which increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of the Financial Instruments Topic, as well as the methods and significant assumptions used to estimate fair value. This accounting standard is effective for interim periods ending after June 15, 2009. We implemented this standard for the thirteen weeks ended July 24, 2009 without a material impact to our consolidated results of operations or financial position.

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This standard also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for interim or annual periods ending after June 15, 2009.  Our implementation of this standard for the thirteen weeks ended July 24, 2009 did not have a material impact on our consolidated results of operations or financial position, and there were no subsequent events for the quarter ended July 24, 2009 that required recognition or disclosure in our consolidated results of operations or financial position.  For the thirteen weeks ended October 23, 2009 there are no subsequent events that require recognition or disclosure in our consolidated results of operations or financial position, other than the subsequent repurchase of our Convertible Notes, see “Note 6. Convertible Notes.”

The Revenue Recognition - Multiple Element Arrangements Subtopic 605-25 of the FASB ASC sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multi-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”). In October 2009, FASB ASC 605-25 was amended to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted. Additionally, the new guidance will require entities to disclose more information about their multiple-element arrangements.  The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. We are currently evaluating the impact that the implementation of this amendment to FASB ASC Subtopic 605-25 will have on our consolidated results of operations and financial position.

Index

Note 14.  Commitments and Contingencies

Post-Market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for treatment-resistant depression (“TRD”), in July 2005, we are required to conduct two clinical studies. The TRD patient dosing study is a randomized control study assessing three different stimulation intensities. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates. From initiation in fiscal year 2006 through April 24, 2009, we incurred direct expenses of approximately $7.5 million for the TRD patient dosing study and $2.6 million for the TRD registry. From initiation through the end of the current quarter, we incurred direct expenses of approximately $7.9 million for the TRD patient dosing study and $3.0 million for the TRD registry. In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We requested, and the FDA approved, a reduction in the number of study subjects from 460 to 330.   We completed enrollment at 331 study subjects in February 2009 and expect to complete the protocol by March 2010, with a final report due to the FDA around January 2011.

License Agreements. Effective December 17, 2007 we entered into a license agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in Deferred License Revenue and Other on the Consolidated Balance Sheet as of October 23, 2009 and April 24, 2009.

We entered into license and technology agreements with two collaboration partners during the quarter ended October 23, 2009.  The agreements pertain primarily to seizure detection, wireless communication, and rechargeable battery technology.  The first agreement provides for total payments up to $3.0 million through April 2011.  Future payments are contingent on delivery of technology and related documentation by specified dates.  The agreements that pertain to the other collaboration call for total payments by us of up to $1.25 million over three years and possible future royalties, subject to our right to terminate the agreements and cancel future obligations on 30 days written notice. In the thirteen and twenty-six weeks ended October 23, 2009 we capitalized $0.9 million for intellectual property relating to the above agreements, which are being amortized over the remaining useful lives of the patents. The assets, net of amortization, are included in Other Assets of the Consolidated Balance Sheet.

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases.

Royalty Payments. We are obligated to pay royalties at a rate of approximately 3% of net sales until July 16, 2011.

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

—
Any legislative or administrative reform to the healthcare system, including the U.S. Medicare or Medicaid systems, or the international reimbursement systems that significantly reduces reimbursement for procedures using the VNS Therapy System, or any component thereof, or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues;

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

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 24, 2009, (“2009 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities & Exchange Commission (the “SEC”) and (4) other announcements we make from time to time.

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

Our proprietary VNS Therapy System includes the following:

—	A generator to provide the appropriate stimulation to the vagus nerve;
—	A lead that connects the generator to the vagus nerve;
—	Associated equipment to assist with implantation surgery;
—	Equipment to assist with setting the stimulation parameters particular to the patient;
—	Appropriate instruction manuals; and
—	Magnets to suspend or induce stimulation manually.

The implantation of the generator and lead into patients is generally performed on an outpatient basis.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to have a new generator implanted, with or without replacing the original lead.

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe including Russia, South America, Africa, Australia and certain countries in Eastern Asia, including China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  In calendar year 2008, CMS announced a significant reduction in the rate reimbursed to our customers for the insertion of the lead portion of the VNS Therapy System for calendar year 2009, and a small increase in the amount reimbursed for the insertion of the generator. This decrease in reimbursement could have an adverse impact on our business and our future operating results. In calendar year 2009, CMS announced increases in the rates reimbursed to our customers for the insertion of both the generator and the lead portion of the VNS Therapy System for calendar year 2010.

Index

We are focused on advancing the clinical foundation as a basis for establishing, maintaining and extending reimbursement for VNS Therapy.  This may involve increased investment in research and development, specifically, seizure detection, tele-medicine and associated technology, and could also include additional investment in clinical studies using VNS Therapy for the treatment of refractory epilepsy. We have recently announced license and technology agreements with several partners which may involve substantial future payments, see “Note 14. Commitments and Contingencies – License Agreements” for additional information.

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  In February 2008, we announced that, after consulting with clinical and reimbursement experts, we had developed a plan, including the conduct of an additional randomized clinical study, or possibly more than one such clinical study, to obtain reimbursement coverage for our depression indication.  In November 2008, we submitted an amendment to the protocol of our treatment-resistant depression (“TRD”) patient dosing study to the FDA.  We requested, and the FDA approved, a reduction in the number of study subjects from 460 to 330.   We completed enrollment at 331 study subjects in February 2009 and expect to complete follow-up by March 2010 with a final report due to the FDA around January 2011.

In February 2008, we announced a plan to transfer our depression business to a separate entity, in which we expected to maintain at least a minority interest.  We engaged an investment bank to assist us in identifying a partner to provide the funding necessary to execute this plan.  This process did not result in the receipt of an offer that provided sufficient value to our stockholders.  Accordingly, we continue to evaluate alternative actions intended to maintain the current regulatory approval, while minimizing our required investment, as well as ensuring that VNS Therapy continues to be available to patients in the United States and certain international markets.

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

We are actively engaged in determining how we can license intellectual property rights to third parties in order to optimize our portfolio. This includes identifying the intellectual property rights for indications we do not have immediate plans to develop and determining whether these rights should be licensed to third parties. It also involves assessing the intellectual property rights of third parties to determine whether we should attempt to acquire those rights through a license.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. As of October 23, 2009 and April 24, 2009 we incurred accumulated deficits of approximately $184.5 million and $242.5 million, respectively. Our accumulated deficit was reduced, in part, by approximately $40.5 million reduction in the valuation allowance offsetting our deferred tax assets, which was recorded in the consolidated statement of income as a tax benefit.

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

Leases. We account for leases that transfer substantially all of the benefits and risks incident to the ownership of property as an acquisition of an asset and the incurrence of an obligation, and we account all other leases as operating leases. We are a party to contracts of leased facilities and other lease obligations. Certain of our leases provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight-line method, as reduction to rent expense over the term of the lease. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

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

Licensing Revenue.  We evaluate our license agreements and recognize and disclose licensing revenue in accordance with the guidance provided by Revenue Recognition – Multiple-Deliverable Revenue Arrangements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 and Regulation S-X Rule 5-03(b)(1) “Net Sales and Gross Revenues.” We account for reimbursement of our out-of-pocket expenses related to our licensing activities as licensing revenue.

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

Index

Stock Options.  We account for our employee stock-based compensation plans under the Stock Compensation Topic of the FASB ASC. Under this accounting standard, the fair market value of compensatory stock options is determined using the Black-Scholes option valuation model, which is affected by assumptions regarding a number of complex and subjective variables.

Restricted Stock, Restricted Stock Units and Other Share-Based Awards.  We may grant restricted stock, restricted stock units or other stock awards to directors, officers and key employees at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested.  Typically, awards are service based and vest ratably over the service period of four to five years, or cliff-vest after three years, as required under the agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The derived service period for performance-based awards is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance, and our stock price volatility. We issue new shares for awards of restricted stock.

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, S.A., are generally translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Statements of operation’s items are translated at average exchange rates in effect during the financial statement period. The gains and losses that result from this process are shown in the accumulated other comprehensive income section of Stockholders’ Equity and Comprehensive Income and are not included in the determination of the results of operations. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are included in other income and expense.

Income Taxes.  We are subject to federal, state and foreign income taxes and we use significant judgment and estimates in accounting for our income taxes. This involves assessing the changes in temporary differences resulting from differing treatment of events for tax and accounting purposes which result in deferred tax assets and liabilities. Income tax expense compared to pre-tax income yields an effective tax rate. We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In the event that our actual results differ from our estimates, we may adjust our effective tax rate in future periods. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the more-likely-than-not criterion, we establish a valuation allowance. Changes in the valuation allowance are reflected in the consolidated statement of operations in the period of change. We continually review the adequacy and necessity of the valuation allowance. In periods prior to the thirteen weeks ended October 23, 2009, substantially all of our deferred tax benefits were offset with valuation allowances.

Index

During the thirteen weeks ended October 23, 2009, we evaluated the recoverability of our tax benefits and reduced our valuation allowance by $40.5 million related to the expected realization of deferred tax assets in tax years after fiscal year 2009. This reduction in the valuation allowance is a discrete event and is recorded as a tax benefit in the consolidated statement of operations in the current quarter. The reduction is the amount of future years’ tax benefits we considered are more likely than not to be realized. We consider whether a valuation allowance is needed by evaluating significant positive and negative evidence relative to our ability to recover deferred tax assets.  Our evaluation includes projected future taxable income, recent financial operations, limitations on the use of our net operating losses due to ownership changes, pursuant to IRC Section 382, and the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, the effects of new markets, changing technology, competitive pressures, patent protections, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide we consider twelve quarters cumulative pre tax income.

Changes in tax laws and rates could also affect recorded deferred tax assets in the future. Management is not aware of any such changes that would have a material effect our consolidated financial statements.

We have generated net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital and are not recorded as a tax benefit in the consolidated statement of operations.  Our excess tax benefits have been and are currently fully offset with a valuation allowance.

We classify our deferred tax assets as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating losses, is classified according to the expected reversal date.

Results of Operations

Net Sales

Net sales for the thirteen weeks ended October 23, 2009 were approximately $40.7 million, which consisted of U.S. net product sales of $33.5 million, international net product sales of $6.8 million and licensing revenue of $0.4 million. Net sales for the twenty-six weeks ended October 23, 2009 were approximately $79.2 million, which consisted of U.S. net product sales of $64.4 million, international net product sales of $14.1 million and licensing revenue of $0.7 million.

U.S. net product sales for the thirteen weeks ended October 23, 2009 increased by $4.4 million, or 15.1%, as compared to the thirteen weeks ended October 24, 2008, due to a sales volume increase of 5.1% and increased average selling prices of 10.0%. The average selling price has increased, in part, due to the market penetration of our new models, the DemipulseTM generator (single pin) and the Demipulse DuoTM generator (dual pin). International net product sales for the thirteen weeks ended October 23, 2009 increased by $0.3 million, or 4.3%, as compared to the thirteen weeks ended October 24, 2008, due to a sales volume increase of 10.3%, offset by decreased average selling prices of 6.0%. The average selling prices decreased primarily due to increased sales of replacement generators without leads and increased sales to distributors.

Index

U.S. net product sales for the twenty-six weeks ended October 23, 2009 increased by $9.1 million, or 16.4%, as compared to the twenty-six weeks ended October 24, 2008, due to a sales volume increase of 5.9% and increased average selling prices of 10.5%. The average selling price has increased, in part, due to the market penetration of our new models, the DemipulseTM generator (single pin) and the Demipulse DuoTM generator (dual pin). International net product sales for the twenty-six weeks ended October 23, 2009 increased by $0.4 million, or 2.7%, as compared to the twenty-six weeks ended October 24, 2008, due to a volume increase of 10.9%, offset by decreased average selling prices of 8.2%. The average selling prices decreased primarily due to increased sales of replacement generators without leads and increased sales to distributors.

In December 2007, we received a $9.5 million up-front payment relating to the licensing of certain of our patent rights pertaining to weight reduction, hypertension and diabetes.  We are amortizing this up-front payment on a straight-line basis until April 2014, the estimated end of our obligation to prosecute the related licensed patent applications.  During the thirteen and twenty-six weeks ended October 23, 2009, we recognized licensing revenue in the amount of approximately $0.4 and $0.7 million, respectively. During the thirteen and twenty-six weeks ended October 24, 2008, we recognized licensing revenue in the amount of approximately $0.4 and $0.8 million, respectively.

Gross Profit Margin

The gross profit margins for the thirteen weeks ended October 23, 2009 and October 24, 2008 were 87.4% and 85.6%, respectively.  The gross profit margins for the twenty-six weeks ended October 23, 2009 and October 24, 2008 were 86.8% and 85.7%, respectively.  The increase in the gross profit margins were primarily a result of higher production volumes and increased sales of the newer DemipulseTM generators with slightly higher margins as compared to older models. Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties, and the acquisition cost of raw materials and components.  Gross profit margins can be expected to fluctuate in future periods based upon the mix between the newer DemipulseTM generators and older models, U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates and the levels of production volume.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses were approximately $21.4 million for the thirteen weeks ended October 23, 2009, a decrease of approximately $0.2 million, or 0.7%, compared to the thirteen weeks ended October 24, 2008.  SG&A expenses were approximately $43.0 million for the twenty-six weeks ended October 23, 2009, a decrease of approximately $70,000, or 0.2%, compared to the twenty-six weeks ended October 24, 2008. SG&A expenses over these periods have not changed materially.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities.  R&D expenses were approximately $5.1 million for the thirteen weeks ended October 23, 2009, which represents an increase of approximately $0.3 million, or 7.0%, compared to the thirteen weeks ended October 24, 2008. The increase was primarily due to an increase of approximately $1.4 million in our product development efforts with respect to the treatment of refractory epilepsy, offset by a decrease of approximately $0.9 million for clinical expenses related primarily to the dosing study and our TRD registry. R&D expenses were approximately $10.2 million for the twenty-six weeks ended October 23, 2009, which represents an increase of approximately $0.8 million, or 8.1%, compared to the twenty-six ended October 24, 2008.  The increase was primarily due to an increase of approximately $2.8 million in our product development efforts with respect to the treatment of refractory epilepsy offset by a decrease of approximately $1.7 million for clinical expenses related primarily to the dosing study and the TRD registry.

Index

Interest Income

Interest income is derived primarily from interest bearing bank balances. Interest income of approximately $24,000 for the thirteen weeks ended October 23, 2009 decreased by 95% as compared to interest income of approximately $434,000 for the thirteen weeks ended October 24, 2008 primarily due to lower interest rates.  Interest income of approximately $66,000 for the twenty-six weeks ended October 23, 2009 decreased by 93% as compared to interest income of approximately $942,000 for the twenty-six weeks ended October 24, 2008, primarily due to lower interest rates.

Interest Expense

Interest expense consists primarily of interest due on the principal amount of our Senior Subordinated Convertible Notes (“Convertible Notes”) at the rate of 3% per year. Interest expense of approximately $431,000 for the thirteen weeks ended October 23, 2009 decreased by 54% as compared to interest expense of approximately $929,000 for the thirteen weeks ended October 24, 2008. Interest expense of approximately $934,000 for the twenty-six weeks ended October 23, 2009 decreased by 55% as compared to interest expense of approximately $2,091,000 for the twenty-six weeks ended October 24, 2008. The decline in interest expense was due to the decrease in the average outstanding balance of our Convertible Notes during the respective periods. The average outstanding balance during the twenty-six week periods ended October 23, 2009 and October 24, 2008 was approximately $51 million and $105 million, respectively.

Other Income, Net

Other income, net consists primarily of the effects of transaction gains and losses associated with changes in foreign currency exchange rates. Other income, net was approximately $333,000 for the thirteen weeks ended October 23, 2009 as compared to a loss of $162,000 for the thirteen weeks ended October 24, 2008. Other income, net was approximately $826,000 for the twenty-six weeks ended October 23, 2009 as compared to a loss of $145,000 for the twenty-six weeks ended October 24, 2008. The current quarter and year to date gains were primarily due to strengthening of the euro against the dollar, whereas the prior year quarter and year to date losses were primarily due to a strengthening of the dollar against the euro.

Income Taxes

We assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the benefit of our deferred tax assets will be realized. To the extent we believe that realization does not meet the more-likely-than-not criterion, we establish a valuation allowance offsetting the deferred tax assets. Changes in the valuation allowance are reflected in the consolidated statements of operations in the period of change. In periods prior to the thirteen weeks ended October 23, 2009, substantially all of our deferred tax benefits were offset with a valuation allowance.

During the thirteen weeks ended October 23, 2009, we evaluated the recoverability of our deferred tax assets, and as a result, reduced our valuation allowance by approximately $40.5 million due to the expected realization of deferred tax assets in fiscal years after April 30, 2010. This reduction in the valuation allowance is a discrete event, and is recorded as a tax benefit in the consolidated statement of operations in the current quarter. This adjustment to our valuation allowance is the amount of future year’s tax benefits we estimate are more likely than not to be realized based on our evaluation of historical twelve quarters of cumulative pre-tax income and projected future taxable income. As a result of this discrete adjustment to the valuation allowance we expect our effective tax rate for the full fiscal year ending April 30, 2010 to be approximately -120%.  Our effective tax rate for the full fiscal year ending April 30, 2010 is expected to be approximately 1% to 2% not including the discrete adjustment to the valuation allowance. As a result of the reversal of valuation allowance related to deferred tax assets expected to be realized in future fiscal years, we expect that our effective tax rate in fiscal year ending April 29, 2011 will be approximately 37%, subject to a possible recognition of future deferred tax assets by a partial or full reduction of the remaining balance of the valuation allowance.

Index

Liquidity and Capital Resources

Net Cash

Net cash decreased by approximately $5.7 million during the twenty-six weeks ended October 23, 2009 due primarily to the repurchase of approximately $23.1 million principal value of our Convertible Notes at a purchase price of approximately $20.6 million, offset by cash provided by operations of approximately $16.9 million.  Net cash decreased by $21.7 million during the twenty-six weeks ended October 24, 2008 due primarily to the repurchase of approximately $40.4 million principal value of our Convertible Notes at a purchase price of approximately $34.9 million, offset by the increase in cash provided by operations of $10.6 million and stock option exercises of $4.3 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 23, 2009 and October 24, 2008 was as follows:

	Twenty-Six Weeks Ended
	October 23, 2009	October 24, 2008
	(Unaudited)	(Unaudited)
Operating activities	$16,912,657	$10,636,670
Investing activities	(2,537,564)	(659,361)
Financing activities	(20,005,259)))	(31,178,690)

Operating Activities

Net cash provided by operating activities during the twenty-six weeks ended October 23, 2009 was $16.9 million, as compared to $10.6 million during the twenty-six weeks ended October 24, 2008.  The primary reasons for the increase were higher net income, offset by a planned increase in inventory levels and by higher accounts receivables. Inventory levels have increased to provide inventory at alternative locations, including Europe.  The accounts receivable balance has increased due to increased sales.

Investing Activities

Net cash used in investing activities during the twenty-six weeks ended October 23, 2009 was approximately $2.5 million, compared to net cash used in investing activities of $0.7 million during the twenty-six weeks ended October 24, 2008.  The investment in property and equipment has increased in fiscal year 2010 as compared to fiscal year 2009. We estimate a total investment in property and equipment of approximately $5.9 million for fiscal year 2010, compared to $2.7 million in the prior fiscal year. Planned investment in fiscal year 2010 in property and equipment consists primarily of $2.9 million of computers and software, and $3.0 million of manufacturing and test equipment, to improve business infrastructure and research capabilities. In addition, investments have increased in fiscal year 2010, as compared to fiscal 2009, due to investments in intellectual property consisting of licenses with selected patents of third parties pertaining to seizure detection and prediction. Planned investment in intellectual property in fiscal year 2010 is approximately $2.0 million.

Index

Financing Activities

Net cash used in financing activities during the twenty-six weeks ended October 23, 2009 was approximately $20.0 million compared to net cash used by financing activities of approximately $31.2 million during the twenty-six weeks ended October 24, 2008.  The primary reason for cash used in financing activities was the repurchase of our Convertible Notes.  During the twenty-six weeks ended October 23, 2009, we repurchased approximately $23.1 million of aggregate principal amount of our Convertible Notes at a purchase price of approximately $20.6 million. During the twenty-six weeks ended October 24, 2008, we repurchased approximately $40.4 million of aggregate principal amount of our Convertible Notes at a purchase price of approximately $34.9 million.  Additionally, cash provided by the proceeds from stock option exercises during the twenty-six weeks ended October 23, 2009 was $0.6 million, a decrease of approximately $3.7 million as compared to the twenty-six weeks ended October 24, 2009.

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

In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplemental indenture dated April 18, 2008, (the “Supplemental Indenture”) and, as a result, we are required to repurchase at par any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity.  The Supplemental Indenture made no other changes to the terms of the original Indenture.

During the twenty-six weeks ended October 23, 2009, we repurchased approximately $23.1 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $20.6 million for a favorable cash impact of $2.6 million.  As a result of the purchases, we wrote off approximately $0.3 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $2.2 million. During the twenty-six weeks ended October 24, 2008, we repurchased approximately $40.4 million aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $34.9 million for a favorable cash impact of $5.4 million.  As a result of the purchases, we wrote off approximately $0.8 million in unamortized bond issue costs for a net gain on early extinguishment of debt of approximately $4.6 million. Subsequent to October 23, 2009, we repurchased $8.3 million additional aggregate principal amount of Convertible Notes resulting in a gain on early extinguishment of debt of approximately $0.5 million.

Contractual Obligations

We are party to a number of contracts pursuant to which, as of October 23, 2009, we are obligated to pay for clinical studies totaling $0.8 million, which is included in accrued liabilities. Although we have no significant firm commitments, we expect to make capital expenditures for property and equipment of approximately $5.9 million during fiscal year 2010, consisting primarily of $2.9 million of computers and software and $3.0 million of manufacturing and test equipment, to improve business infrastructure and research capabilities. In addition, although we have no significant firm commitments, we expect to make capital expenditures for intellectual property in fiscal year 2010 of approximately $2.0 million.

Index

The table below reflects our current obligations under our material contractual obligations as of October 23, 2009:

	Notes Issuance (1)	Operating Leases (2)	Other (3)	Total Contractual Obligations
Contractual obligations
Less Than One Year	$1,176,450	$3,388,467	$550,052	$5,114,969
1-3 Years	40,629,192	5,954,145	191,200	46,774,537
4-5 Years	—	5,726,185	20,095	5,746,280
Over 5 Years	—	476,988	16,110	493,098
Total Contractual Obligations	$41,805,642	$15,545,785	$777,457	$58,128,884

(1)
Consists of principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture.

(2)	Consists of operating lease obligations related to facilities and office equipment.
(3)	Reflects amounts we are contractually obligated to spend primarily in connection with sales, marketing and training events, and an information technology service agreement.

We believe our current financial and capital resources will be adequate to fund anticipated business activities.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in Part II, Item 1A, “Risk Factors” below.

Impact of New Accounting Pronouncements

See “Note 13. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates, foreign currency exchange rate risk and our Convertible Notes risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in derivative securities. Based upon the average outstanding balances in cash and cash equivalents as of October 23, 2009, a 100-basis point change in interest rates as of October 23, 2009 would not have a material impact on our consolidated results of operations.

Index

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar versus the euro and the British pound. Our wholly-owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 20% against the euro, the effect upon net income for the twenty-six weeks ended October 23, 2009 would have been favorable by approximately $475,000, or 0.8%. Conversely, if the U.S. dollar uniformly strengthened 20% against the euro, the impact on net income for the twenty-six weeks ended October 23, 2009 would have been unfavorable by approximately $396,000, or 0.7%.  The fluctuations in foreign currency exchange rates for the twenty-six weeks ended October 23, 2009 represented an unfavorable impact of 7.3% in our international sales, as compared to the international sales for the twenty-six weeks ended October 24, 2008.

Convertible Notes Risk

The estimated fair value of our Convertible Notes is approximately $34.9 million, based on the outstanding liability of approximately $39.2 million as of October 23, 2009.  Because we pay fixed interest coupons on the Convertible Notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our Convertible Notes fluctuates as a result of changes in the price of our common stock, changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.  Generally, the fair market value of our Convertible Notes increases as interest rates fall and decrease as interest rates rise. The fair market value of our Convertible Notes may also increase as the market price of our common stock rises and decrease as the market price of our common stock falls. At October 23, 2009, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $270,000 on the net fair value of our Convertible Notes, and a 10% increase in the price of our common stock would have resulted in an increase of approximately $273,000 on the fair value of our Convertible Notes. We are required by the Fair Value Measurements and Disclosures Topic of the FASB ASC to disclose the level of inputs used to determine fair value of our Convertible Notes.  We believe the inputs fall into Level 2, meaning that the  inputs to the fair value measurement are observable, either directly or indirectly.

For further information on our market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 23, 2009.

Index

Changes in Internal Control over Financial Reporting

We implemented an upgrade to our integrated enterprise system in October 2009 which affects most major processes, including: Revenue, Expenditure, Inventory Tracking/Costing, and Financial Reporting.  There have been no other changes in our internal control over financial reporting during the quarter ended October 23, 2009, in connection with the aforementioned evaluation that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings are discussed in “Note 11. Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 11, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
July 25 – August 28, 2009	––	––	––	485,275
August 29 – September 25, 2009	––	––	––	485,275
September 26 – October 23, 2009	––	––	––	485,275
Total	––	––	––	485,275
____________________________

(1)	Shares are purchased at market value.

(2)
In February 2008, we announced an open market share repurchase program for the repurchase of up to 1.0 million shares of our outstanding common stock. On October 8, 2008, we terminated our plan under Rule 10b5-1 of the Exchange Act (the "Plan").  Before termination, we purchased 514,725 shares of our outstanding common stock under the Plan.  The termination of the Plan does not affect our ability to continue repurchasing shares of our outstanding common stock under our open market share repurchase program.

Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2009, we held our annual stockholder meeting at which our stockholders were asked to vote on three matters:  (1) the election of seven directors to serve for the following year and until their successors are duly elected; (2) the approval of the Cyberonics, Inc. 2009 Stock Plan; and, (3) the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2010.

The results of the stockholder vote on the election of the directors were as follows:

Nominees	Votes For	Votes Withheld	Broker Non-Votes

Guy C. Jackson	22,072,101	2,990,309	––
Joseph E. Laptewicz, Jr.	22,587,937	2,474,473	––
Daniel J. Moore	22,752,192	2,310,218	––
Hugh M. Morrison	22,677,977	2,384,433	––
Alfred J. Novak	22,751,142	2,311,268	––
Arthur L. Rosenthal, Ph.D.	22,128,814	2,933,596	––
Reese S. Terry, Jr.	12,967,393	12,095,017	––

There are no members of the Board of Directors other than those elected at the annual meeting on September 24, 2009.

Proposal to approve the Cyberonics, Inc. 2009 Stock Plan:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

16,724,005	4,246,091	40,837	4,051,477

Proposal to ratify the selection of KPMG LLP as Cyberonics, Inc.’s independent registered public accounting firm for the fiscal year ending April 30, 2010:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

25,004,042	35,410	22,958	––

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 31.1, 31.2 & 32.1) with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.2†	Form of Non-Competition, No Solicitation and Confidential Information Agreement	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.2
10.3†	Form of Stock Option Agreement Amendment	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.3
10.4†	Form of Restricted Stock Agreement Amendment	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.4
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 2009

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.2†	Form of Non-Competition, No Solicitation and Confidential Information Agreement	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.2
10.3†	Form of Stock Option Agreement Amendment	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.3
10.4†	Form of Restricted Stock Agreement Amendment	Cyberonics, Inc. Current Report on Form 8-K filed on September 29, 2009	000-19806	10.4
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002