Form 10-Q
period 2010-01-22
CYBERONICS INC
filed 2010-02-18
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 22, 2010 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2010
Common Stock $0.01 par value	27,782,815

CYBERONICS, INC.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 22, 2010	April 24, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,679,268	$66,225,479
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $857,822 and $361,740, respectively	24,584,567	22,250,653
Inventories	13,758,989	12,841,064
Deferred tax assets	9,087,520	9,804
Other current assets	2,799,107	2,206,902
Total Current Assets	105,909,451	104,533,902
Property and equipment, net of accumulated depreciation of $23,120,282 and $21,927,330, respectively	6,585,397	5,612,791
Deferred tax assets	32,088,974	406,336
Other assets	1,629,494	1,490,599
Total Assets	$146,213,316	$112,043,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,641,603	$3,046,736
Accrued liabilities	14,848,380	14,598,504
Total Current Liabilities	18,489,983	17,645,240
Long-Term Liabilities:
Convertible notes	22,460,000	62,339,000
Deferred license revenue and other	6,524,190	7,647,544
Total Long-Term Liabilities	28,984,190	69,986,544
Total Liabilities	47,474,173	87,631,784
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,608,224 shares issued and 27,783,315 shares outstanding at January 22, 2010; and 28,175,552 shares issued and 27,353,215 shares outstanding at April 24, 2009	286,082	281,755
Additional paid-in capital	265,856,783	258,519,876
Common stock warrants	25,200,000	25,200,000
Treasury stock, 824,909 and 822,337 common shares at January 22, 2010 and April 24, 2009, respectively, at cost	(16,868,679)	(16,831,128)
Accumulated other comprehensive loss	(72,806)	(237,842)
Accumulated deficit	(175,662,237)	(242,520,817)
Total Stockholders' Equity	98,739,143	24,411,844
Total Liabilities and Stockholders' Equity	$146,213,316	$112,043,628

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 22, 2010	January 23, 2009	January 22, 2010	January 23, 2009

Net sales	$40,821,276	$35,259,969	$120,040,684	$105,023,797
Cost of sales	4,952,636	4,934,439	15,410,492	14,929,000
Gross profit	35,868,640	30,325,530	104,630,192	90,094,797
Operating expenses:
Selling, general and administrative	21,224,801	20,213,380	64,215,712	63,269,571
Research and development	5,612,899	5,129,597	15,788,183	14,543,993
Total operating expenses	26,837,700	25,342,977	80,003,895	77,813,564
Income from operations	9,030,940	4,982,553	24,626,297	12,281,233
Interest income	17,237	215,828	83,004	1,157,762
Interest expense	(297,143)	(696,668)	(1,230,676)	(2,787,336)
Gain on early extinguishment of debt, net	846,010	5,808,448	3,042,477	10,421,293
Other income (expense), net	(481,487)	(242,501)	344,308	(387,761)
Income before income taxes	9,115,557	10,067,660	26,865,410	20,685,191
Income tax (benefit) expense	266,553	273,058	(39,993,170)	487,586
Net income	$8,849,004	$9,794,602	$66,858,580	$20,197,605

Basic income per share	$0.32	$0.37	$2.42	$0.76
Diluted income per share	$0.29	$0.15	$2.26	$0.39

Shares used in computing basic income per share	27,763,768	26,699,455	27,681,615	26,600,263
Shares used in computing diluted income per share	28,145,068	27,026,075	28,810,757	27,737,948

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-Nine Weeks Ended
	January 22, 2010	January 23, 2009

Cash Flow From Operating Activities:
Net income	$66,858,580	$20,197,605
Non-cash items included in net income:
Depreciation	1,593,093	1,697,324
Loss on disposal or write-off of assets	3,498	228,009
Gain on early extinguishment of debt	(3,042,477)	(10,421,293)
Unrealized (gain) loss in foreign currency transactions	(283,227)	282,684
Stock-based compensation	6,520,302	7,441,061
Deferred income taxes	(40,760,354)	2,626
Deferred license revenue amortization	(1,120,476)	(1,120,476)
Amortization of financing costs and other items	316,647	471,129
Changes in operating assets and liabilities:
Accounts receivable, net	(1,815,988)	(639,230)
Inventories	(872,049)	585,860
Other current assets	(519,392)	(420,881)
Accounts payable and accrued liabilities	637,756	92,690
Other	––	(101,565)
Net cash provided by operating activities	27,515,913	18,295,543

Cash Flow From Investing Activities:
Purchases of property and equipment	(2,550,566)	(1,274,940)
Intellectual Property	(900,000)	––
Convertible Promissory Note	(100,000)	(206,648)
Net cash used in investing activities	(3,550,566)	(1,481,588)

Cash Flow From Financing Activities:
Repurchase of convertible notes	(36,256,250)	(48,527,418)
Proceeds from exercise of options for common stock	945,840	4,289,500
Purchase of treasury stock	(37,551)	(532,293)
Net cash used in financing activities	(35,347,961)	(44,770,211)

Effect of exchange rate changes on cash and cash equivalents	(163,597)	(171,622)
Net decrease in cash and cash equivalents	(11,546,211)	(28,127,878)
Cash and cash equivalents at beginning of period	66,225,479	91,058,692
Cash and cash equivalents at end of period	$54,679,268	$62,930,814

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$967,077	$2,025,058
Cash paid for income taxes	$794,237	$294,385

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended January 22, 2010

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than rules and interpretative releases issued by the U.S. Securities & Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and thirty-nine weeks ended January 22, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 30, 2010. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 24, 2009 (“2009 Form 10-K”). We have evaluated subsequent events for potential recognition or disclosure in the financial statements through our Form 10-Q issuance date of February 18, 2010.

Note 2.  Stock Incentive and Purchase Plan

    Stock-Based Incentives. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period). Our net income for the thirteen weeks and thirty-nine weeks ended January 22, 2010 includes $2.1 million and $6.5 million, respectively, of stock-based compensation expense. Our net income for the thirteen weeks and thirty-nine weeks ended January 23, 2009 includes $2.2 million and $7.4 million, respectively, of stock-based compensation expense.

Stock Options.  We may grant options to directors, officers and key employees.  Options granted under the 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, the 2005 Stock Plan, the 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”) generally vest ratably, monthly or annually, over four or five years following their date of grant and have maximum terms of 10 years. Stock option grant prices are set according to the applicable stock option plan and are equal to either (1) the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or (2) the closing price of our common stock on the day of the grant, for grants made after the amendment. There are no post-vesting restrictions on the shares issued.  We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants. This methodology takes into account variables such as implied and historic volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of option grant and the exercise of options per group of employees. We issue new shares upon stock option exercise.

Index

During the thirteen weeks ended January 22, 2010, we granted options on a total of 10,782 shares to a key employee at a weighted average fair market value of $7.83 per share optioned. During the thirty-nine weeks ended January 22, 2010, we granted options on a total of approximately 326,610 shares to officers and key employees at a weighted average fair market value of $8.05 per share optioned. During the thirteen weeks ended January 23, 2009, we granted options on a total of 50,250 shares to an officer and key employees at a weighted average fair market value of $8.84 per share optioned. During the thirty-nine weeks ended January 23, 2009, we granted options on a total of 370,791 shares to officers and key employees at a weighted average fair market value of $11.07 per share optioned. Each option award we issued vests at a rate of 25% on each of the first four anniversaries of the grant date. During the thirty-nine weeks ended January 22, 2010, we amended seven option grants for two departing members of our Board of Directors to extend the period available for exercise after termination from 90 days to one year, resulting in additional compensation expense of $37,520 during the thirty-nine weeks ended January 22, 2010. As of January 22, 2010, unrecognized compensation expense related to stock options was $5.6 million, which is expected to be recognized over a period of 2.92 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock awards to directors, officers and key employees at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they vest. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff-vest in three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based grants are determined using the Monte Carlo simulation method. The derived service period for performance-based awards is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. We issue new shares for our restricted stock awards.  We could be obligated to repurchase from our executive officers as many as 176,411 shares of our common stock to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen weeks ended January 22, 2010, we granted a total of 4,313 restricted shares to a key employee at a weighted average fair market value of $19.56 per share. During the thirty-nine weeks ended January 22, 2010, we granted a total of 393,663 restricted shares to officers, directors and key employees at a weighted average fair market value of $14.77 per share.  These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or at a rate of 100% on the third anniversary of the grant date.  During the thirteen weeks ended January 23, 2009, we granted 16,750 restricted shares to officers and key employees at a weighted average fair market value of $16.40 per share.  During the thirty-nine weeks ended January 23, 2009, we granted a total of 169,362 restricted shares to officers, directors and key employees at a weighted average fair market value of $20.20 per share.  The restricted shares granted during the thirty-nine weeks ended January 23, 2009, either cliff-vest on the third anniversary of the grant date or vest at a rate of 25% on each of the first four anniversaries of the grant date.  During the thirty-nine weeks ended January 22, 2010, we amended eight share grants for two departing members of our Board of Directors in order to extend the vesting period past the termination of their services, resulting in additional compensation expense of $103,031. Unamortized compensation expense related to restricted shares is $6.7 million and is expected to be recognized over a period of 2.4 years.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  As of January 22, 2010, 407,107 shares were available for issuance under the Stock Purchase Plan.  No compensation expense was recorded for the Stock Purchase Plan.

Index

Note 3.  Inventories

    Inventories consisted of the following:

	January 22, 2010	April 24, 2009
	(Unaudited)
Raw materials	$5,530,903	$5,381,272
Work-in-process	2,892,645	2,218,192
Finished goods	5,335,441	5,241,600
	$13,758,989	$12,841,064
Note 4.  Accrued Liabilities

    Accrued liabilities were as follows:

	January 22, 2010	April 24, 2009
	(Unaudited)
Payroll and other compensation	$9,940,779	$9,872,631
Royalties	1,197,484	1,133,225
Clinical costs	865,975	956,383
Property tax and other tax accruals	820,964	849,503
Other	2,023,178	1,786,762
	$14,848,380	$14,598,504

Note 5.  Warranties

    We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We provide at the time of shipment for costs estimated to be incurred under our product warranties.  Provisions for warranty expenses are made based upon projected product warranty claims.

    Our liability for product warranties, recorded under accrued liabilities, had the following balances and activity as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 22, 2010	January 23, 2009	January 22, 2010	January 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$114,021	$80,389	$121,659	$79,055
Warranty expense (credit) recognized	5,315	42,818	(509)	44,152
Warranty settled	(5,797)	––	(7,611)	––
Balance at the end of the period	$113,539	$123,207	$113,539	$123,207

Index

Note 6.  Convertible Notes

    On September 27, 2005 we issued $125.0 million of Senior Subordinated Convertible Notes, due on September 27, 2012 (the “Convertible Notes”). Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually, in arrears, in cash on March 27 and September 27 of each year beginning March 27, 2006. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. The offering of the Convertible Notes provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”).  The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

    In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement  dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we are required to repurchase at par value any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity.  The Supplemental Indenture made no other changes to the terms of the Indenture.

During the thirteen weeks ended January 22, 2010 we repurchased approximately $16.7 million aggregate principal amount of our Convertible Notes in privately-negotiated transactions at an aggregate purchase price of approximately $15.7 million.  As a result of the purchases, we wrote off approximately $0.2 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $0.8 million. During the thirty-nine weeks ended January 22, 2010 we repurchased approximately $39.9 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $36.3 million.  As a result of these purchases, we wrote off approximately $0.6 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $3.0 million.

Index

Fair Value of Convertible Notes

We are required to determine and disclose the fair value of our Convertible Notes on a recurring basis in periods subsequent to initial recognition and the inputs used to measure fair value.  Fair value is defined as the price that would be paid to transfer a financial liability in an orderly manner between market participants at the measurement date. Inputs are categorized into three levels. The highest level, Level 1, is an unadjusted market quote from an active market for identical assets or liabilities; Level 2 are inputs to the fair value measurement that are observable for the asset or liability, either directly or indirectly; and Level 3 are inputs that are unobservable. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. We believe that the fair value measurement of our Convertible Notes falls into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt which was approximately $21.5 million, based on the outstanding liability of approximately $22.5 million, as of January 22, 2010. The estimated fair value of the Convertible Notes, as of April 24, 2009, was approximately $50.5 million based on the outstanding liability of approximately $62.3 million.

Note 7.  Note Hedge and Warrants

On September 27, 2005, in conjunction with the issuance of the Convertible Notes, we purchased the Note Hedge and sold Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet.  The Warrants expire, if not exercised, in October 2012.  The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share. In May 2008 we received from Merrill Lynch International a notice that the Note Hedge was terminated as a result of our execution of the Supplemental Indenture.  As a consequence of that action, we reflected the termination of the Note Hedge during the thirteen weeks ended July 25, 2008 as a reduction of paid-in capital.

Note 8.  Comprehensive Income

    Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen and thirty-nine weeks ended January 22, 2010 was approximately $8.9 million and $67.0 million, respectively. Comprehensive income for the thirteen and thirty-nine weeks ended January 23, 2009 was approximately $9.8 million and $19.7 million, respectively.

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

Index

During the thirteen weeks ended October 23, 2009, we evaluated the recoverability of our deferred tax assets, and as a result, reduced our related valuation allowance by approximately $40.5 million due to the expected realization of deferred tax assets in fiscal years after April 30, 2010. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in the consolidated statement of operations in the thirteen weeks ended October 23, 2009. The amount of the tax benefit was equal to the amount of future year’s tax benefits we estimated as more likely than not to be realized, based on our evaluation of historical twelve quarters of cumulative pre-tax income and projected future taxable income. Our effective tax rate for the full fiscal year ending April 30, 2010, not including the discrete adjustment to the valuation allowance, is expected to be approximately 1% to 2%.

We have generated net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than recorded as a tax benefit in the consolidated statement of operations.  Our excess tax benefits have been and are currently fully offset with a valuation allowance. The balance of our valuation allowance at January 22, 2010 was approximately $57.7 million, consisting of approximately $17.2 million of valuation allowance expected to be recorded as a tax benefit in the consolidated statement of operations when reversed, and approximately $31.5 million of valuation allowance expected to be credited to additional paid-in capital when reversed, which includes approximately $21.4 million of excess tax benefits. In addition, we have a valuation allowance offsetting our foreign subsidiaries’ deferred tax assets of approximately $9.0 million which would be recorded primarily as a tax benefit in the consolidated statement of operations when reversed.

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

Index

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 22, 2010	January 23, 2009	January 22, 2010	January 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$8,849,004	$9,794,602	$66,858,580	$20,197,605
Deduct effect of Convertible Notes	(778,009)	(5,637,687)	(1,855,778)	(9,364,774)
Diluted income	$8,070,995	$4,156,915	$65,002,802	$10,832,831

Denominator:
Basic weighted average shares outstanding	27,763,768	26,699,455	27,681,615	26,600,263
Stock options and restricted stock	157,521	55,677	91,600	240,552
Convertible Notes	223,779	270,943	1,037,542	897,133
Diluted weighted average shares outstanding	28,145,068	27,026,075	28,810,757	27,737,948
Basic income per share	$0.32	$0.37	$2.42	$0.76
Diluted income per share	$0.29	$0.15	$2.26	$0.39

Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 22, 2010 were outstanding options to purchase approximately 1.5 million and 1.6 million common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average fair market value. Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 23, 2009 were outstanding options to purchase approximately 2.2 million and 1.7 million common shares, respectively, because to include them would have been anti-dilutive as a result of the exercise price of the options exceeding their current fair market value.

We issued the Convertible Notes during fiscal year 2006.  Approximately $22.5 million and $64.8 million of the Convertible Notes were outstanding as of January 22, 2010 and January 23, 2009, respectively, convertible into approximately 541,000 and 1,562,000 shares of our common stock, respectively.  The convertible shares were included in dilutive shares for the thirty-nine weeks ended January 22, 2010.  The convertible shares were not included in dilutive shares for the thirteen weeks ended January 22, 2010 and the thirteen and thirty-nine weeks ended January 23, 2009 because under the “if-converted” method of the Earnings per Share Topic of the FASB ASC, they are anti-dilutive due to the effect on net income of converting debt into shares.

During the thirteen and thirty-nine weeks ended January 22, 2010 we purchased approximately $16.7 million and $39.9 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. During the thirteen and thirty-nine weeks ended January 23, 2009 we purchased approximately $19.8 million and $60.2 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end.  Based on this requirement, we included in dilutive shares for the thirteen and thirty-nine weeks ended January 22, 2010 approximately 224,000 and 496,000 convertible shares, respectively, and for the thirteen and thirty-nine weeks ended January 23, 2009 approximately 271,000 and 897,000 convertible shares, respectively.

In conjunction with the Convertible Notes, we sold the Warrants. The Warrants were not included in the computation of diluted EPS because the Warrants’ exercise price of $50.00 per share was greater than the average market price of our common stock for all periods presented.

Index

Note 11.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Note 12.  Use of Accounting Estimates

    The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

Note 13.  New Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than rules and interpretative releases issued by the SEC.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements were changed to refer to the appropriate section of the ASC.

The Participating Securities and the Two-Class Method paragraphs of the Earning per Share (“EPS”) Topic of the FASB ASC clarifies that a share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security. Accordingly, these awards are to be included in the computation of basic EPS pursuant to the two-class method. Prior-period EPS data shall be adjusted retrospectively, if material. This accounting standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We implemented this standard as of April 25, 2009. It did not have a material impact on prior periods of our consolidated results of operations and was, therefore, not applied retrospectively.

The Financial Instruments Topic of the FASB ASC has disclosure guidance that increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of the Financial Instruments Topic, as well as the methods and significant assumptions used to estimate fair value. This accounting standard is effective for interim periods ending after June 15, 2009. We implemented this standard during the thirteen weeks ended July 24, 2009 without a material impact to our consolidated results of operations or financial position.

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This standard also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for interim or annual periods ending after June 15, 2009.  Our implementation of this standard during the thirteen weeks ended July 24, 2009 did not have a material impact on our consolidated results of operations or financial position, and there were no subsequent events for the thirteen weeks ended July 24, 2009 that required recognition or disclosure in our consolidated results of operations or financial position.  There are no subsequent events to the thirteen weeks ended January 22, 2010 that require recognition or disclosure in our consolidated results of operations or financial position other than subsequent repurchases of our Convertible Notes, see “Note 6. Convertible Notes.”

Index

Note 14.  Commitments and Contingencies

    Post-Market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for treatment-resistant depression (“TRD”) in July 2005, we are required to conduct two clinical studies. The TRD patient dosing study is a randomized control study assessing three different stimulation intensities. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates. From initiation in fiscal year 2006 through April 24, 2009, we incurred direct expenses of approximately $7.5 million for the TRD patient dosing study and $2.6 million for the TRD registry. From initiation through the end of the current quarter, we incurred direct expenses of approximately $8.0 million for the TRD patient dosing study and $3.2 million for the TRD registry. In November 2008, we submitted an amendment to the protocol of the TRD patient dosing study to the FDA.  We requested, and the FDA approved, a reduction in the number of study subjects from 460 to 330.   We completed enrollment of 331 study subjects in February 2009 and expect to complete the protocol by March 2010, with a final report due to the FDA in October 2010.  Additionally, we are in ongoing discussions with the FDA regarding the reduction of enrollment in the TRD Registry, while ensuring the TRD Registry makes adequate progress toward completion.

    License Agreements. Effective December 17, 2007, we entered into a license agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in “Deferred License Revenue and Other” on the Consolidated Balance Sheets as of January 22, 2010 and April 24, 2009.

    We entered into license and technology agreements with two collaboration partners during the thirteen weeks  ended October 23, 2009. The agreements pertain primarily to seizure detection, wireless communication, and rechargeable battery technology.  The first agreement provides for total payments by us of up to $3.0 million through April 2011.  Future payments by us are contingent on delivery of technology and related documentation by specified dates.  The agreements that pertain to the other collaboration call for total payments by us of up to $1.25 million over three years and possible future royalties, subject to our right to terminate the agreements and cancel future obligations on 30 days written notice. During the thirty-nine weeks ended January 22, 2010, we capitalized $0.9 million for intellectual property relating to the above agreements, which is being amortized over the remaining useful lives of the patents. The assets, net of amortization, are included in “Other Assets” of the Consolidated Balance Sheets.

    Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases.

    Royalty Payments. We are obligated to pay royalties at a rate of approximately 3% of net sales until July 16, 2011 under a License Agreement dated March 15, 1988 between us and Dr. Jacob Zabara.

Index
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

—	Changes in our common stock price;
—	Changes in our profitability;
—	Regulatory activities and announcements;
—	Effectiveness of our internal controls over financial reporting;
—	Fluctuations in future quarterly operating results;
—
Compliance with applicable regulations or changes in laws, regulations or administrative practices affecting government regulation of our products, such as the United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations that increase the time and/or expense of obtaining approval for products or impose additional burdens on the manufacture and sale of our products;

—	Our indebtedness and debt service obligations;
—	Our ability to access capital;
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

The surgical implantation of the generator and lead into patients is generally performed on an outpatient basis.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to have a new generator implanted, with or without replacing the original lead.

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, Russia, South America, Africa, Australia and certain countries in Eastern Asia, including China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. During the thirteen weeks ended January 22, 2010, the Japanese Ministry of Health, Labor and Welfare granted us final regulatory approval to market and sell our VNS Therapy System in Japan for people with refractory epilepsy with no restriction on age or seizure type, excluding patients for whom resective surgery is recommended. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  In calendar year 2008, CMS announced a significant reduction in the rate reimbursed to our customers for the insertion of the lead portion of the VNS Therapy System and a small increase in the amount reimbursed for the insertion of the generator effective for calendar year 2009. In calendar year 2009, CMS announced increases in the rates reimbursed to our customers for the insertion of both the generator and the lead portion of the VNS Therapy System effective for calendar year 2010.  Future decreases in reimbursement rates could have an adverse impact on our business and our future operating results.

Index

We are focused on advancing the clinical foundation as a basis for establishing, maintaining and extending reimbursement for VNS Therapy.  This involves increased investment in research and development, specifically, seizure detection, telemedicine and associated technology, and likely includes additional investment in clinical studies using VNS Therapy for the treatment of refractory epilepsy.

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  In February 2008, we announced that, after consulting with clinical and reimbursement experts, we had developed a plan, including the conduct of an additional randomized clinical study, or possibly more than one such clinical study, to obtain reimbursement coverage for our depression indication.  In November 2008, we submitted an amendment to the protocol of our treatment-resistant depression (“TRD”) patient dosing study to the FDA.  We requested, and the FDA approved, a reduction in the number of study subjects from 460 to 330.   We completed enrollment at 331 study subjects in February 2009 and expect to complete follow-up by March 2010 with a final report due to the FDA around October 2010. Additionally, we are in ongoing discussions with the FDA regarding the reduction of enrollment in the TRD Registry, while ensuring the TRD Registry makes adequate progress towards completion.

We have not initiated an additional randomized control clinical study for our depression indication. We continue to evaluate alternative actions intended to maintain the current regulatory approval, while minimizing our required investment, as well as ensuring that VNS Therapy continues to be available to patients in the U.S. and certain international markets.

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

We are actively engaged in determining how we can license intellectual property rights to third parties in order to optimize our portfolio. This includes identifying the intellectual property rights for indications we do not have immediate plans to develop and determining whether these rights should be licensed to third parties. It also involves assessing the intellectual property rights of third parties to determine whether we should attempt to license those rights. We recently announced several license and technology agreements that may involve substantial future payments, see “Note 14. Commitments and Contingencies – License Agreements” for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development and clinical trials and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs associated with new indications development, most notably depression. As of January 22, 2010 and April 24, 2009 we incurred accumulated deficits of approximately $175.7 million and $242.5 million, respectively. Our accumulated deficit was reduced, in part, during the thirty-nine weeks ended January 22, 2010, by an approximately $40.5 million reduction in the valuation allowance offsetting our deferred tax assets, which was recorded in the consolidated statement of income as a tax benefit.

Critical Accounting Policies and Significant Accounting Estimates

For a full discussion of our accounting policies that we identified as critical in the preparation of our consolidated results of operations and financial position, please refer to our 2009 Form 10-K.

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

Index

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

During the thirteen weeks ended October 23, 2009, we reduced our valuation allowance by $40.5 million related to the expected realization of deferred tax assets in tax years after fiscal year 2010. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in the consolidated statement of operations in the thirteen weeks ended October 23, 2009 and represents the amount of future years’ tax benefits we considered more likely than not to be realized. We consider whether a valuation allowance is needed by evaluating significant positive and negative evidence relative to our ability to recover deferred tax assets.  Our evaluation includes projected future taxable income, recent financial operations, limitations on the use of our net operating losses due to ownership changes, pursuant to IRC Section 382, and the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, the effects of new markets, changing technology, competitive pressures, patent protections, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide we consider twelve quarters cumulative pre tax income.

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

Index

Results of Operations

Net Sales

Net sales for the thirteen weeks ended January 22, 2010 were $40.8 million, which consisted of U.S. net product sales of $32.1 million, international net product sales of $8.3 million and licensing revenue of $0.4 million. Net sales for the thirty-nine weeks ended January 22, 2010 were $120.0 million, which consisted of U.S. net product sales of $96.5 million, international net product sales of $22.4 million and licensing revenue of $1.1 million.

U.S. net product sales for the thirteen weeks ended January 22, 2010 increased by $3.4 million, or 12.0%, as compared to the thirteen weeks ended January 23, 2009, due to a sales volume increase of 1.0% and increased average selling prices of 11.0%. The average selling price increased, in part, due to continued higher market penetration of our new models, the DemipulseTM generator (single pin) and the Demipulse DuoTM generator (dual pin). International net product sales for the thirteen weeks ended January 22, 2010 increased by $2.1 million, or 34.3%, as compared to the thirteen weeks ended January 23, 2009, due to a sales volume increase of 26.9% and increased average selling prices of 7.4%. The average selling prices increased due to a weakened dollar.

U.S. net product sales for the thirty-nine weeks ended January 22, 2010 increased by $12.5 million, or 14.9%, as compared to the thirty-nine weeks ended January 23, 2009, due to a sales volume increase of 4.3% and increased average selling prices of 10.6%. The average selling price increased, in part, due to continued higher market penetration of our new models, the Demipulse generator (single pin) and the Demipulse Duo generator (dual pin). International net product sales for the thirty-nine weeks ended January 22, 2010 increased by $2.5 million, or 12.5%, as compared to the thirty-nine weeks ended January 23, 2009, due to a volume increase of 16.3%, which was offset by decreased average selling prices of 3.7%. The average selling prices decreased primarily due to a stronger dollar.

Gross Profit Margin

    The gross profit margins for the thirteen weeks ended January 22, 2010 and January 23, 2009 were 87.9% and 86.0%, respectively.  The gross profit margins for the thirty-nine weeks ended January 22, 2010 and January 23, 2009 were 87.2% and 85.8%, respectively.  The increase in the gross profit margins were primarily a result of higher production volumes and increased sales of the newer Demipulse generators that have slightly higher margins as compared to older models. Cost of sales, a component of our gross profit margin, consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components.  Gross profit margins can be expected to fluctuate in future periods based upon the mix between the newer Demipulse generators and older models, U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates and the levels of production volume.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, development, general and administrative activities.  SG&A expenses were approximately $21.2 million for the thirteen weeks ended January 22, 2010, which represented an increase of approximately $1.0 million, or 5.0%, compared to the thirteen weeks ended January 23, 2009.  The increase in SG&A expenses was primarily due to increased information technology expenses, international expansion and to the effect of the weakening dollar on international expenses. SG&A expenses were approximately $64.2 million for the thirty-nine weeks ended January 22, 2010, which represented an increase of approximately $0.9 million, or 1.5%, compared to the thirty-nine weeks ended January 23, 2009. The increase in SG&A for the thirty-nine weeks ended January 22, 2010, as compared to the thirty-nine weeks ended January 23, 2009, is materially unchanged.

Index

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trials programs and regulatory activities. R&D expenses were approximately $5.6 million for the thirteen weeks ended January 22, 2010, which represented an increase of approximately $0.5 million, or 9.4%, compared to the thirteen weeks ended January 23, 2009. The increase was primarily due to an increase of approximately $1.3 million in our product development efforts with respect to the treatment of refractory epilepsy, which was offset by a decrease of approximately $0.6 million for clinical expenses related primarily to the depression dosing study. R&D expenses were approximately $15.8 million for the thirty-nine weeks ended January 22, 2010, which represented an increase of approximately $1.2 million, or 8.6%, compared to the thirty-nine ended January 23, 2009.  The increase was primarily due to an increase of approximately $4.0 million in our product development efforts with respect to the treatment of refractory epilepsy, which was offset by a decrease of approximately $2.7 million for clinical and regulatory expenses related primarily to the dosing study and international activity.

Interest Income

Interest income is derived primarily from interest-bearing bank balances. Interest income of approximately $17,000 for the thirteen weeks ended January 22, 2010 decreased by 92% as compared to interest income of approximately $216,000 for the thirteen weeks ended January 23, 2009. Interest income of approximately $83,000 for the thirty-nine weeks ended January 22, 2010 decreased by 93% as compared to interest income of approximately $1,158,000 for the thirty-nine weeks ended January 23, 2009. The decline in interest income was due to lower cash balances and lower interest rates.

Interest Expense

Interest expense consists primarily of interest due on the principal amount of our Senior Subordinated Convertible Notes (“Convertible Notes”) at the rate of 3% per year. Interest expense of approximately $297,000 for the thirteen weeks ended January 22, 2010 decreased by 57% as compared to interest expense of approximately $697,000 for the thirteen weeks ended January 23, 2009. Interest expense of approximately $1,231,000 for the thirty-nine weeks ended January 22, 2010 decreased by 56% as compared to interest expense of approximately $2,787,000 for the thirty-nine weeks ended January 23, 2009. The decline in interest expense was primarily due to the decrease in the average outstanding balance of our Convertible Notes during the respective periods. The average outstanding balance of our Convertible Notes during the thirty-nine week periods ended January 22, 2010 and January 23, 2009 was approximately $35.6 million and $102.3 million, respectively.

Other Income (Expense), Net

    Other income (expense), net consists primarily of the effects of transaction gains and losses associated with changes in foreign currency exchange rates. Other expense, net was approximately $481,000 for the thirteen weeks ended January 22, 2010 as compared to a net expense of $243,000 for the thirteen weeks ended January 23, 2009. The increase in expense is primarily due to increased transactional losses associated with changes in foreign currency exchange rates. Other income, net was approximately $344,000 for the thirty-nine weeks ended January 22, 2010, as compared to other expense, net of $388,000 for the thirty-nine weeks ended January 23, 2009. The swing from net expense in the prior year period to net income in this year’s comparative period is due primarily to significant changes in foreign currency exchange rates.

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

Index

During the thirteen weeks ended October 23, 2009, we evaluated the recoverability of our deferred tax assets, and as a result, reduced our valuation allowance by approximately $40.5 million due to the expected realization of deferred tax assets in fiscal years after April 30, 2010. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in the consolidated statement of operations during the thirteen weeks ended October 23, 2009. This adjustment to our valuation allowance is the amount of future year’s tax benefits we estimate are more likely than not to be realized based on our evaluation of historical twelve quarters of cumulative pre-tax income and projected future taxable income. Our effective tax rate for the full fiscal year ending April 30, 2010 is expected to be approximately 1% to 2%, not including the discrete adjustment to the valuation allowance. As a result of the reversal of valuation allowance related to deferred tax assets expected to be realized in future fiscal years, we expect that our effective tax rate in fiscal year ending April 29, 2011 will be approximately 37%, subject to a possible recognition of future deferred tax assets by a partial or full reduction of the remaining balance of the valuation allowance.

Liquidity and Capital Resources

Cash

Cash decreased by approximately $11.5 million, to $54.7 million, during the thirty-nine weeks ended January 22, 2010 due primarily to the repurchase of approximately $39.9 million principal value of our Convertible Notes at a purchase price of approximately $36.3 million and the purchases of property and equipment of approximately $2.6 million, which was offset by cash provided by operations of approximately $27.5 million.  Cash decreased by $28.1 million, to $62.9 million, during the thirty-nine weeks ended January 23, 2009 due primarily to the repurchase of approximately $60.2 million principal value of our Convertible Notes at a purchase price of approximately $48.5 million, which was offset by the increase in cash provided by operations of $18.3 million and proceeds from stock option exercises of $4.3 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 22, 2010 and January 23, 2009 was as follows:

	Thirty-Nine Weeks Ended
	January 22, 2010	January 23, 2009
	(Unaudited)	(Unaudited)
Operating activities	$27,515,913	$18,295,543
Investing activities	(3,550,566)	(1,481,588)
Financing activities	(35,347,961)	(44,770,221)

Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended January 22, 2010 increased by $9.2 million as compared to the thirty-nine weeks ended January 23, 2009.  The increased cash generated by operations was primarily due to higher operating income of $12.3 million offset by an increase of $2.7 million in accounts receivables and inventories. The accounts receivables increased in approximately the same proportion as net sales. Inventory balances increased due to management’s policy to increase the amount of safety stock held in alternative locations, including Europe.

Index
Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended January 22, 2010 increased by approximately $2.1 million as compared to the thirty-nine weeks ended January 23, 2009, primarily due to increases in investment in property and equipment and intellectual property. We have invested $2.6 million in property and equipment during the thirty-nine weeks ended January 22, 2010. We estimate a total investment in property and equipment of approximately $4.4 million for fiscal year 2010, compared to $2.7 million in the prior fiscal year. Planned investment in fiscal year 2010 in property and equipment consists primarily of $2.4 million of computers and software and $2.0 million of manufacturing and test equipment, to improve business infrastructure and research capabilities. We have invested $0.9 million in intellectual property for the thirty-nine weeks ended January 22, 2010 which was related to licensing of selected patents of third parties pertaining to seizure detection and prediction. Planned investment in intellectual property in fiscal year 2010 is approximately $2.0 million.

Financing Activities

Net cash used in financing activities during the thirty-nine weeks ended January 22, 2010 decreased by approximately $9.4 million as compared to the thirty-nine weeks ended January 23, 2009.  The primary reasons for the decrease were decreased repurchases of our Convertible Notes, offset by a decrease in proceeds from stock option exercises.  During the thirty-nine weeks ended January 22, 2010, we repurchased approximately $39.9 million of aggregate principal amount of our Convertible Notes at a purchase price of approximately $36.3 million. During the thirty-nine weeks ended January 23, 2009, we repurchased approximately $60.2 million of aggregate principal amount of our Convertible Notes at a purchase price of approximately $48.5 million.  Cash provided by the proceeds from stock option exercises during the thirty-nine weeks ended January 22, 2010 was $0.9 million compared to approximately $4.3 million for the thirty-nine weeks ended January 23, 2009.

Debt Instruments and Related Covenants

Convertible Notes

In September 2005, we issued $125.0 million of Convertible Notes. See “Note 6. Convertible Notes” in the Notes to Consolidated Financial Statements for a description of the Convertible Notes.

During the thirty-nine weeks ended January 22, 2010, we repurchased approximately $39.9 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $36.3 million for a favorable cash impact of $3.6 million.  As a result of the purchases, we wrote off approximately $0.6 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $3.0 million. During the thirty-nine weeks ended January 23, 2009, we repurchased approximately $60.2 million aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $48.5 million for a favorable cash impact of approximately $11.6 million.  As a result of the purchases, we wrote off approximately $1.2 million in unamortized bond issue costs for a net gain on early extinguishment of debt of approximately $10.4 million.

Index

Contractual Obligations

A summary of contractual obligations as of January 22, 2010 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over FiveYears	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$3,351,984	$5,872,427	$5,710,072	$476,988	$15,411,471
Inventory purchases (2)	2,495,250	—	—	—	2,495,250
Interest on Notes issuance (3)	442,899	659,317	—	—	1,102,216
Other (4)	3,535,565	459,909	—	—	3,995,474
Contractual obligations reflected in the balance sheet:
Notes issuance (5)	230,901	22,460,000	—	—	22,690,901
Total	$10,056,599	$29,451,653	$5,710,072	$476,988	$45,695,312

(1)	Reflects operating lease obligations related to facilities and office equipment.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities.  These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)	Reflects interest obligations related to the Convertible Notes issuance.
(4)
Reflects certain material purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events, an information technology service agreement and license and technology agreements with collaboration partners.

(5)
Reflects principal and interest obligations related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture.

While we cannot guarantee it, we believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2011.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in Part II, Item 1A, “Risk Factors” below.

Impact of New Accounting Pronouncements

See “Note 13. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates, foreign currency exchange rates and our Convertible Notes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in derivative securities. Based on the average outstanding balances in cash and cash equivalents as of January 22, 2010, a 100-basis point change in interest rates as of January 22, 2010 would not have had a material impact on our consolidated results of operations.

Index

Foreign Currency Exchange Rate Risk

    Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar versus the euro. Our wholly-owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 20% against the euro, the effect on net income for the thirty-nine weeks ended January 22, 2010 would have been unfavorable by approximately $527,000, or 0.8%. Conversely, if the U.S. dollar uniformly strengthened 20% against the euro, the impact on net income for the thirty-nine weeks ended January 22, 2010 would have been favorable by approximately $439,000, or 0.7%.

Convertible Notes Risk

    The estimated fair value of our Convertible Notes is approximately $21.5 million, based on the outstanding liability of approximately $22.5 million as of January 22, 2010.  Because we pay fixed interest coupons on the Convertible Notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our Convertible Notes fluctuates as a result of changes in the price of our common stock, changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.  Generally, the fair market value of our Convertible Notes increases as interest rates fall and decrease as interest rates rise. The fair market value of our Convertible Notes may also increase as the market price of our common stock rises and decrease as the market price of our common stock falls. At January 22, 2010, a 10% decrease in the price of our common stock would have resulted in a decrease of approximately $131,000 on the net fair value of our Convertible Notes, and a 10% increase in the price of our common stock would have resulted in an increase of approximately $185,000 on the fair value of our Convertible Notes. We are required by the Fair Value Measurements and Disclosures Topic of the FASB ASC to disclose the level of inputs used to determine fair value of our Convertible Notes.  We believe the inputs fall into Level 2, meaning that the inputs to the fair value measurement are observable, either directly or indirectly.

    For further information on our market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

    We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 22, 2010.

Changes in Internal Control over Financial Reporting

We implemented an upgrade to our integrated enterprise system in October 2009 affecting most major processes, including: Revenue, Expenditure, Inventory Tracking/Costing, and Financial Reporting. During the thirty-nine weeks ended January 22, 2010, there have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings, if any, are discussed in “Note 11. Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 11, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
October 24 – November 27, 2009	––	––	––	485,275
November 28 – December 25, 2009	––	––	––	485,275
December 26 – January 22, 2010	––	––	––	485,275
Total	––	––	––	485,275
____________________________

(1)	Shares are purchased at market value.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2010 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on November 18, 2009
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 18, 2010

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2010 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on November 18, 2009
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002