Form 10-K
period 2010-04-30
CYBERONICS INC
filed 2010-06-17
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 23, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $209.8 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 14, 2010, 27,686,940 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days of April 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe, SA).
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

PART I

Item 1.  Business

General

We are a neuromodulation company incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique therapy, vagus nerve stimulation therapy (VNS Therapy™), for the treatment of refractory epilepsy and treatment-resistant depression.

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

The generator and lead are surgically implanted into patients, generally on an outpatient basis.  The battery contained in the generator has a finite life, which varies according to the model, the stimulation parameters and the settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator, with or without replacing the original lead.

The U.S. Food and Drug Administration (“FDA”) approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, Russia, South America, Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved our VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved our VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of our VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts to be received by our customers for the following calendar year.  In calendar year 2009, CMS announced increases in the rates reimbursed to our customers for the implant procedure for both the generator and the lead portion of the VNS Therapy System effective for calendar year 2010. A decrease in reimbursement rates could have an adverse impact on our business and our future operating results.

As a basis for maintaining and extending reimbursement, we are focused on improving the efficacy of VNS Therapy for patients with refractory epilepsy.  This involves increased investment in research and development, specifically, seizure detection with responsive stimulation and associated technology, as well as additional investment in clinical studies using VNS Therapy for the treatment of refractory epilepsy.

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  Although we are not currently engaged in active commercial efforts with respect to depression, we continue to evaluate alternative actions intended to maintain the current regulatory approval related to depression, while minimizing our required investment, and ensuring that VNS Therapy continues to be available to patients in the U.S. and certain international markets.

 In February 2009, we completed enrollment of our treatment-resistant depression (“TRD”) patient dosing study, one of two studies required by the FDA as a condition of our 2005 approval for the TRD indication, and the last patient visit was completed in March 2010. Preliminary results were released in May 2010, and a final report is due to the FDA in October 2010. Based on the preliminary results released in May 2010, we announced that we would initiate discussions with payers with the objective of seeking coverage and reimbursement of VNS Therapy for TRD, although there can be no assurance that these objectives will be met. Additionally, we are in ongoing discussions with the FDA to ensure that our TRD Registry makes adequate progress towards completion.

Our clinical development program has included pilot and pivotal studies using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment for patients 18 years of age and older with chronic or recurrent depression who are in a major depressive episode. We have also conducted or provided support for small pilot studies for the use of VNS Therapy in the treatment of Alzheimer’s disease, anxiety, bulimia, fibromyalgia, obesity, obsessive-compulsive disorder, multiple sclerosis, traumatic brain injury and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy in these new indications and to determine which new indications might be considered for pivotal studies.

Proprietary protection for our products is important to our business.  We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents owned by third parties, and enter into invention and confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

We are actively engaged in efforts to license intellectual property rights to and from third parties in order to optimize our portfolio. This includes identifying intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license those rights. We recently announced several license and technology agreements that may involve substantial future payments; see “Note 14. Commitments and Contingencies,” for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, manufacturing start-up costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs and related regulatory activities associated with the depression indication. As of April 30, 2010, we had incurred an accumulated deficit of approximately $164.1 million.

VNS Therapy Epilepsy Indication Overview

Epilepsy is a disorder of the brain characterized by recurrent seizures that are categorized as either partial or generalized at onset. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more refractory to existing therapies than generalized seizures. Epilepsy is the second most prevalent neurological disorder in the world. According to the U.S. Centers for Disease Control and the National Epilepsy Foundation, between 2.5 and 3.0 million individuals in the U.S. have some form of epilepsy, with between 150,000 and 200,000 new cases diagnosed each year. We estimate, based on a World Health Organization study on epilepsy, that there are in excess of 3.0 million individuals with epilepsy in Western Europe with over 150,000 new cases diagnosed each year; in Japan, these number are one million and 50,000, respectively.  In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures, and over 30% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. There are at least four types of treatment available to persons with epilepsy: antiepileptic drug therapy, use of a ketogenic diet, VNS Therapy and surgery. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. When drug therapy is not effective, VNS Therapy may be considered.  Surgery may also be an option for some patients. There are two investigational devices under development for the treatment of epilepsy, both involving the placement of stimulation electrodes in a patient’s brain: Medtronic, Inc.’s Activa® Neurostimulator for deep brain stimulation (“DBS”) and NeuroPace, Inc.’s Responsive Neurostimulator System (“RNStm”).  These treatments are not currently approved for commercial U.S. distribution; however, in March 2010, an FDA advisory panel voted 7-5 in favor of recommending that the FDA approve Medtronic’s DBS.

VNS Therapy for Epilepsy

The VNS Therapy System is indicated as an adjunctive treatment for patients who are refractory to antiepileptic drugs. In the two randomized, parallel, double-blind, active-controlled studies that led to FDA approval of our epilepsy indication, the patients who received adjunctive VNS Therapy had a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data derived from an uncontrolled protocol on the 440 patients in five studies showed that efficacy was maintained and, for many patients, improved over time during treatment with the VNS Therapy System. Analysis of the pooled data showed that the median percentage seizure reduction was 44% after 24 months of treatment and was sustained at that level at 36 months.  A study by physicians at New York University and published in 2009 involving 507 patients with refractory epilepsy treated with VNS Therapy reported that 66.7% of patients experienced at least a 50% reduction in seizure frequency. Our analysis of an internal database of patients who received an implant of VNS Therapy including the first model of our generator (the Model 100) indicates that over 70% have chosen to continue with VNS Therapy when the generator battery is depleted, generally 5 to 6 years after initial implant. In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. Typical side effects include voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing. The VNS Therapy System has not typically been associated with the debilitating central nervous system side effects that frequently accompany antiepileptic drugs. Additionally, side effects of VNS Therapy typically decrease over time. To date, an estimated 63,000 patients worldwide have been treated with the VNS Therapy System for epilepsy.

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

VNS Therapy for Depression

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada and the European Union, VNS Therapy is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. VNS Therapy was generally well tolerated in the depression clinical studies.  In the double-blind, randomized, parallel-group sham treatment-controlled, multi-center study that led to FDA approval of our depression indication, the patients who received adjunctive VNS Therapy had a response rate (as measured by HRSD24) of 15% during the twelve week acute phase of the studies and a 30% response rate during the 12-month long-term phase of the study. The most commonly reported adverse events were similar to those observed in patients being treated with VNS Therapy for epilepsy. These side effects tended to occur during stimulation, tended to be reported as mild or moderate and tended to be reported less frequently over time. To date, an estimated 3,600 patients worldwide have been treated with the VNS Therapy System for depression.

FDA Post-Approval Study Commitments and Other Clinical Research Studies

Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we are required to conduct two clinical studies on TRD patients.  One study originally intended to include 460 patients, the dosing study, is a randomized controlled study assessing three different stimulation intensities.  The other study, the TRD Registry, is a longitudinal registry intended to follow 500 VNS patients and 500 non-VNS patients for up to five years. We completed enrollment of our TRD patient dosing study in February 2009, and the last patient visit was completed in March 2010. Preliminary results were released in May 2010, and a final report is due to the FDA in October 2010. Based on the preliminary results, we announced that we would initiate discussions with payers with the objective of obtaining coverage and reimbursement of VNS Therapy for TRD, although there can be no assurance that these objectives will be met. Additionally, we are in ongoing discussions with the FDA to ensure that the TRD Registry makes adequate progress toward completion.

We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies to further understand predictors of VNS success. Our E-06 Study is an open randomized post-marketing study being conducted in Europe to assess the efficacy and safety of adjunctive VNS Therapy versus standard antiepileptic drug treatment in children (age 17 or less) with refractory seizures. Enrollment in the study was terminated in December 2008, follow-up was completed in January 2010 and analysis of the results is ongoing. The European indication for use allows children under the age of 12 to be implanted with VNS Therapy. Our E-102 Study is a retrospective records review being conducted at several European centers to assess longer-term efficacy and safety of adjunctive VNS Therapy in children. Enrollment in E-102 was initiated in April 2010. Our E-25 study is a retrospective study that collects de-identified EEG/ECG data from US and European sites.  Data from this study will be used to support our ongoing product development efforts.  We expect to continue to invest in future research activities as appropriate.

VNS Therapy System

VNS Therapy is the first treatment approved by the FDA for medically refractory epilepsy and for TRD. The safety profiles for VNS Therapy and the VNS Therapy System, including the implant procedure, are well established in clinical studies of refractory epilepsy and depression.  The VNS Therapy System has been implanted in more than 66,000 patients.

The VNS Therapy System is a proprietary, integrated system consisting of an implantable generator that delivers an electrical signal to an implanted lead attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism-of-action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in suppressing the intensity or frequency of seizures and results in persistent or carryover antiepileptic effects, which increase with chronic intermittent stimulation. The mechanism-of-action research associated with our depression studies has shown stimulation of the left vagus nerve results in modulation of areas of the brain thought to be important in the regulation of mood.

The VNS Therapy System consists of a pulse generator, a bipolar lead, a programming wand and software and a tunneling tool. The pulse generator and bipolar lead are surgically implanted in a procedure that typically takes from 60 to 90 minutes, during which time the patient is under general, regional or, rarely, local anesthesia. The pulse generator is surgically implanted in a subcutaneous pocket in the upper left chest. The bipolar lead is connected to the pulse generator and attached to the vagus nerve in the lower left side of the patient’s neck.

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

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the bipolar lead to deliver electrical current pulses to the vagus nerve. The pulse generator is a battery powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure.

The Model 102, 102R, Demipulse™ and Demipulse Duo™ VNS Therapy pulse generators, the only pulse generators we currently offer in the U.S., are similar in design and manufacture to a cardiac pacemaker. The generators are comprised of one printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is laser welded. A header to which the bipolar lead connects is added and each unit is subject to final release testing prior to being sterilized and packaged.

Bipolar Lead.  The bipolar lead conveys the electrical signal from the pulse generator to the vagus nerve. The lead incorporates electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead’s two electrodes and anchor tether wrap around the vagus nerve and the connector end is tunneled subcutaneously to the chest, where it attaches to the pulse generator. We currently offer three lead models in the U.S., each with differences in rigidity. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

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

In May 2005, we received approval from KEMA Registered Quality, Inc. (“KEMA”) to market our Demipulse and Demipulse Duo VNS Therapy System generators in the member countries of the European Union for the approved epilepsy and depression indications for use. The Demipulse generator is our newest single-connector VNS Therapy System generator, and the Demipulse Duo generator is our newest dual-connector VNS Therapy System generator for use in patients whose physicians have elected replacement of their previous dual-connector generator at the end of its battery life. Both the Demipulse and Demipulse Duo generators are capable of delivering greater functionality and are smaller and lighter than the previous models. We received FDA approval for both the Demipulse and Demipulse Duo generators in July 2007, initiated limited release in the U.S. in late 2007 and commenced commercial release in May 2008.

The VNS Therapy Perenniatm Lead  (now called PerenniaDURA™) was approved by the FDA in May 2006 and by KEMA in August 2006. Functionally, the new lead is the same as its predecessor, the Model 302 Lead, but it incorporates a new design and is constructed from more durable components. Mechanical tests conducted in a laboratory setting have shown the PerenniaDURA Lead to be more robust than its predecessor.  The next generation lead is the Perennia Flextm ,which was approved by the FDA in December 2008 and by KEMA in April 2009 and incorporates a minor design change to the commercially available Model 302 Lead. Additionally, the Perennia Flex lead incorporates some elements of the VNS Therapy PerenniaDURA Lead.

We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, the bipolar lead and the programming software. In connection with the introduction of new and improved products, we will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials.

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

These new product development efforts are still in the early stage and may require significant funding to complete. Further, we are collaborating with other entities on several of these projects, any one of which may not be successful. Even if successful, additional clinical trials may be needed to bring any or all of these products to market, and we are not yet able to determine when any such products will be ready for market launch. We have provided investors with information concerning these development efforts, including estimated five-year expenditures of approximately $100 million and possible dates on which various products could be ready for market launch. This information will be updated for investors, from time to time, and is likely to change in material ways, both as to the funding requirements and possible launch dates.

Manufacturing and Sources of Components and Raw Materials

We manufacture our products at our manufacturing facility located in our corporate headquarters in Houston, Texas, with the exception of the handheld computer used for programming, which is a purchased component. We purchase the components and raw materials used in manufacturing these products from various suppliers.  For reasons of quality, product availability and expense control, certain components and raw materials are purchased from sole source suppliers. We work closely with our suppliers, including our sole source suppliers, to ensure continuity of supply and quality. Due to the FDA’s rigorous quality requirements regarding the manufacture of medical devices, including the VNS Therapy System, we may not be able to change suppliers or identify alternate suppliers quickly or easily. Although component or raw material supply has not historically been an issue, any reduction or interruption in supply could adversely impact our business.

Our manufacturing operations are required to comply with the FDA’s Quality System Regulation (“QSR”).  The QSR is promulgated under section 520 of the Federal Food, Drug and Cosmetic Act (“FDCA”), which requires manufacturers to have a quality system for the design and production of medical devices. The FDCA requires that:

—	various specifications and controls be established for devices;
—	devices be designed under a quality system to meet these specifications;
—	devices be manufactured under a quality system;
—	finished devices meet these specifications;
—	devices be correctly implanted, checked and serviced;
—	quality data be analyzed to identify and correct quality problems;
—	complaints be reviewed, evaluated and investigated; and
—	certain product and process changes, complaints and product problems be reported to FDA.

Thus, the QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized KEMA to act as our notified body to ensure that our products and quality systems comply with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC, which relates to active implantable medical devices, and to the Canadian medical devices regulations.

Marketing and Sales

U.S.

We market and sell our products for refractory epilepsy through direct sales and marketing forces. We no longer actively sell or market our product for depression in the U.S. market.

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

We do not anticipate actively marketing VNS Therapy for the treatment of TRD unless we obtain favorable coverage policies for VNS Therapy in depression.  With the preliminary results of our TRD patient dosing study released in May 2010, we announced that we would initiate discussions with payers with the objective of seeking coverage and reimbursement of VNS Therapy for TRD, although there can be no assurance that these objectives will be met.

International

We are approved to market our products in more than 70 countries through a combination of a direct sales force in certain European countries and independent distributors elsewhere.  Our objectives include increasing sales and expanding the number of countries where VNS Therapy can be made available to patients. We no longer actively market our products internationally for the treatment of depression.

The VNS Therapy System is currently sold by a direct sales force in Austria, Belgium, Denmark, France, Germany, Ireland, Luxemburg, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The sales price in each direct country is based on local market conditions, including public and private reimbursement, and is generally lower than the sales price in the U.S.

We have distribution agreements with independent distributors covering a number of other territories including Canada, Mexico, Australia, parts of Central and South America, China, Japan, and other parts of Asia, the Middle East and the remaining areas of Europe not serviced by our direct sales force. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a specified period of time, generally one to three years.  Under the terms of the agreement and local law, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for the relevant territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. Our pricing to distributors is generally fixed under the terms of the distribution agreements, but may change at our election with as little as 30 days prior notice under most agreements. Sales incentives, if provided, are recorded as reductions to net sales in the same period net sales are recognized.

In November 2008, we facilitated an application for regulatory approval for the epilepsy indication in Japan. This application was filed by Nihon Kohden Corporation and was approved by the Japanese Ministry of Health, Labour and Welfare in January 2010. Additionally, in April 2009, we entered into a distribution agreement granting Nihon Kohden Corporation exclusive distribution rights for the epilepsy indication in Japan. In January 2010, along with our distributor, we applied to the Japanese Ministry of Health, Labour and Welfare for appropriate reimbursement coverage in Japan, and in May 2010 we received reimbursement approval, effective on July 1, 2010.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA under the FDCA, and, in some instances, state authorities and foreign governments.

United States FDA Regulation

Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval application or PMA.

The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes several years to complete. The PMA application must be supported by scientific evidence, typically in the form of pre-clinical and clinical data relating to the safety and efficacy of the device, and must include other information about the device and its components, design, manufacturing and labeling. The FDA will approve a PMA application only if a reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with its QSR. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for FDA approval prior to implementation of the changes.

The VNS Therapy System was introduced into the market using the PMA procedure.  The FDA clearance and approval processes for a medical device are expensive, uncertain and lengthy. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any new or improved product on a timely basis or at all.

After a product is placed on the market, the product and its manufacturer are subject to pervasive and continuing regulation by the FDA. Device manufacturers must register their facilities and list their products with the FDA and certain state agencies.  Labeling and promotional activities for devices are subject to scrutiny by the FDA. The FDA actively enforces regulations prohibiting the marketing of devices for unapproved uses. We are required by the FDA to track our implantable devices after distribution as required by the Device Tracking regulation.

The FDA enforces its QSR requirements by inspection and market surveillance. The FDA periodically inspects manufacturing facilities, potentially including our suppliers. If there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Recently, the FDA has placed an increased emphasis on enforcement of the QSR and other postmarket regulatory requirements. Non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

We must therefore continue to expend resources to maintain compliance with the various FDA regulations outlined above.

Other

We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We are also subject to various federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect on our ability to do business.

Non-U.S. Regulation

Internationally, the VNS Therapy System is considered to be a medical device under applicable regulations and directives. We anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices, regulating their design, manufacture, clinical trials, labeling and adverse event reporting. Devices that comply with these requirements are entitled to bear a Conformité Européenne (CE Mark) indicating that the device conforms to the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union.

In some cases, we rely on our non-U.S. distributors to obtain regulatory approvals, complete product registrations, comply with clinical trial requirements and complete those steps that are customarily taken in the applicable jurisdictions.

There can be no assurance that new laws or regulations regarding the release or sale of medical devices will not delay or prevent sale of our current or future products. We continually monitor international regulatory developments to mitigate against any such delays.

Certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S.  Specifically, we have authorized KEMA to act as our notified body to ensure that our products and quality systems comply with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC, which relates to active implantable medical devices and to the Canadian medical devices regulations.

Third-Party Reimbursement in the U.S. Market

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from the shipment date. Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable coding, reimbursement and coverage for the VNS Therapy System, the associated implant procedure and follow-up care. Favorable reimbursement coverage allows our customers to invoice and be paid by third-party payers for the costs of the VNS Therapy System, the associated surgery and patient care. We believe reimbursement or payment rates from private insurers were largely unchanged over the past year, although CMS has made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead in each of the last two calendar years. The most recent of these changes, effective from January 1, 2010, include an increase from $12,545 to $13,892 in the amount paid for the generator, and an increase from $7,234 to $10,646 in the amount paid for a lead and the implant procedure. The reimbursement rates vary depending on geographic area. There can be no assurance that future changes to CMS reimbursement will not have an adverse effect on our future operating results. We continue to work with the CMS to ensure favorable and appropriate reimbursement for our products and related procedures.

Coverage for VNS Therapy in depression has been extremely difficult to obtain, and we have elected to discontinue active commercial efforts for depression until more favorable coverage is available. With the preliminary results released in May 2010 we announced that we would undertake discussions with payers with the objective of seeking coverage and reimbursement, although there can be no assurance that these objectives will be met.

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

Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so we are engaged in vigilant and ongoing work to ensure continued access and acceptable reimbursement for patients covered by Medicaid programs. Recent financial problems at various state Medicaid programs have limited payments for VNS from time to time, and these problems may continue.

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, we estimate that private payers account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or have adopted the national CMS coverage policy for use of VNS Therapy in epilepsy. Over the last twelve months, private payers in several states have adopted less restrictive guidelines as to which patients would be eligible for VNS Therapy, particularly including children aged 12 and under.

As of the end of the fiscal year 2010, coverage for VNS Therapy for depression is still very limited. Most plans have either no policy or a non-coverage policy with respect to coverage for depression.

Payment rates vary among third-party plans based on contracts and payment methods of specific providers. Audits of providers have revealed that the average reimbursement rates for VNS Therapy-related procedures are generally acceptable to the providers.

In deciding to cover a new product or therapy, private payers base their initial coverage decision on several factors, including, but not limited to:

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

Payment for VNS Therapy Outside the U.S.

Payment by customers for VNS Therapy Systems outside the U.S. varies on a country-by-country basis and depends on the method of product distribution chosen by the company for that country. In certain countries governments are involved in setting the final reimbursement rates generally resulting in lower reimbursement rates than in the U.S. market. In the fiscal year 2010, our international net product sales accounted for 19% of total net product sales, and the three largest individual country markets were the United Kingdom, France and Germany. In those countries, we sell directly to hospitals, and the amount received may vary even within that country.  Total sales are also affected by national and local health budgets.

Increasing prices for the VNS Therapy System, or setting a higher price for new models, such as the Demipulse and Demipulse Duo generators, can be a difficult and time-consuming process, in some instances involving submissions to government agencies.

Although the VNS Therapy System has been approved for commercial distribution in European Union countries and Canada for the treatment of chronic or recurrent depression, we do not actively market the device in those countries for this indication because of the lingering effect of the negative reimbursement environment in the U.S. for the depression indication and because of the extent of the investment that would be required.

Competition

We believe that in the fields of refractory epilepsy, existing and future drug therapies are and will continue to be the primary competition for the VNS Therapy System. We expect to face competition from other medical device companies for the treatment of partial seizures and depression. Medtronic, Inc., for example, has completed a clinical study involving DBS for the treatment of epilepsy and continues to conduct a similar study of a DBS system for the treatment of depression. Medtronic has received FDA approval for its Activa Neurostimulator DBS therapy device for the treatment of essential tremor and Parkinson’s Disease and has submitted a PMA for FDA approval of its Activa Neurostimulator for the treatment of epilepsy.  In March 2010, an FDA advisory panel recommended that the FDA approve Medtronic’s Activa Neurostimulator for epilepsy. We have been advised that a company based in Europe, NeuroTech, S.A., plans to submit a VNS device for regulatory approval in Europe in 2010. Another company, cerboMed GmbH, based in Erlangen, Germany, is focused on the development of transcutaneous vagus nerve stimulation, or t-VNS Therapy.  cerboMed has received CE Mark approval for its device for the treatment of epilepsy and depression. St. Jude Medical, Inc. has announced the initiation of a clinical study for a DBS system for the treatment of depression, and NeuroPace, Inc. has completed a pivotal study for its closed-loop RNS device with implanted deep brain electrodes.

We could also face competition from other small, emerging or large medical device or pharmaceutical companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain patents and regulatory approval for products that are more effective in treating epilepsy or depression than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy or depression. The development by others of new treatment methods with novel antiepileptic and depression drugs, medical devices or surgical techniques for epilepsy or depression could render the VNS Therapy System noncompetitive or obsolete.

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

At least one other device-based therapy has been cleared by the FDA since October 2008 for depression. Repetitive transcranial magnetic stimulation (rTMS) consists of an externally-applied coil that delivers a pulsed magnetic field and is indicated for depression that has not responded to one adequate treatment trial. Likewise, a well-established array of antidepressant drugs, typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive, or treatment-resistant, depression. For patients with certain types of severe depression or those at acute risk for suicide, ECT (electroconvulsive therapy) is often used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to patients with depression or be more readily accessible due to more favorable reimbursement and coverage by third-party payers.

As other forms of neurostimulation are investigated and developed for epilepsy or depression, these may emerge as competition for VNS Therapy. Other less invasive treatments, such as magnetic seizure therapy, may compete for a similar place in the depression treatment market as they are developed. Finally, ECT is undergoing refinements in technique to increase specificity and reduce the cognitive deficit side effects; if successful, the tolerability and patient acceptance of ECT could improve in the future. These neurostimulation techniques could prove to be more effective, more predictable, or more rapidly acting than VNS Therapy.

Patents, Licenses and Proprietary Rights

As of April 30, 2010, we owned or licensed approximately 70 U.S. patents and 116 pending U.S. patent applications, covering various aspects of the VNS Therapy System, improvements to the VNS Therapy System and methods of treatment for a variety of disorders through electrical stimulation of the vagus nerve or other cranial nerves. In addition to epilepsy and neuropsychiatric disorders (including depression), other method patents cover the fields of eating disorders (including obesity and bulimia), endocrine disorders, migraine headaches, dementia, motility disorders, sleep disorders, coma, chronic pain, cardiac disorders and hypertension. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license 12 patents issued by the European Patent Office or other international authorities and 121 patent applications pending in the European Patent Office or before other national or international authorities.

We have an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, pursuant to which we currently maintain exclusive licenses on six U.S. patents (and such international counterparts that have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of movement disorders (including epilepsy), neuropsychiatric disorders (including depression) and other disorders, and two pending U.S. patent applications.  We believe that these patents give us an advantage by limiting competition in VNS to treat refractory epilepsy and depression in the U.S. The license agreement will give us coverage for movement disorders until expiration of the applicable patent in July 2011 and coverage for neuropsychiatric disorders until expiration of the applicable patent in May 2011.  We do not have indication-specific patent coverage for movement disorders outside the U.S. or for neuropsychiatric disorders outside the U.S. and Japan. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of sales of generators and leads through July 2011, after which our royalty obligation to Dr. Zabara will end unless, in the meantime, we commence the sale of VNS Therapy Systems for an indication covered by another patent issued to Dr. Zabara.

Effective December 13, 2007, we licensed from Southern Illinois University the exclusive rights to three additional U.S. patents pertaining to VNS for the treatment of traumatic brain injury, modulating brain neural plasticity, and improving memory and learning. During the fiscal years 2009 and 2010, we entered into agreements with other third parties licensing intellectual property (“IP”) rights pertaining to seizure detection and prediction and to new VNS stimulation parameters for the control of epilepsy and other disorders.

We cannot assure you that patents will be issued from any of the pending applications or if patents issued, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

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

Product Liability and Insurance

The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in several product liability lawsuits in the U.S. and Europe. As the manufacturer of a medical device, we likely will be named in the future as a defendant in other product liability lawsuits. We do not believe that our products involved in the current lawsuits are defective; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove not to be adequate in some circumstances. Product liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position.

Additionally, after a product is placed on the market, the product and its manufacturer are subject to pervasive and continuing regulation by the FDA.  Among other things, we must comply with the FDA’s corrections and removal reporting regulation, which requires that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health.  We have undertaken field corrections and there can be no assurance that we will not be required to perform field corrections and product recalls or removals in the future.  Since the introduction of the VNS Therapy System, we have sent safety alert letters and recommendations and published field notifications for our products.  The letters and notifications issued since the beginning of our fiscal year ended April 30, 2010 are discussed below.  All of our field notifications and safety alerts are available on our website, www.cyberonics.com.

In July 2009, we sent physicians a safety alert letter warning of instances of some Demipulse generators reporting low lead impedance readings. In rare instances, a system diagnostic test using Model 250 Programming Software (versions 7.1 and earlier) may report "Lead Impedance: OK" when a short-circuit condition actually exists.  The FDA classified this as a Class II recall and concurred with our decision to address this by means of a safety alert letter explaining the event, risks presented and recommended actions to take.  We are not aware of any permanent injuries as a result of this issue, but a claim with material adverse consequences to our business could be asserted in the future. In April 2010, we obtained FDA approval for a labeling update that provides more detailed instructions for troubleshooting lead issues.

In November 2009, we sent physicians a safety alert letter warning that the use of electrocautery near the VNS Therapy pulse generator can cause electrostatic discharge and reduced battery life.  The FDA classified this as a Class II recall and concurred with our decision to address this by means of a safety alert letter explaining the event, risks presented and recommended actions to take.  We are not aware of any permanent injuries as a result of this issue, but a claim with material adverse consequences to our business could be asserted in the future. In April 2010, we obtained FDA approval for a labeling update that provides additional precautionary language regarding static electricity and its potential impact to product performance.

In April 2010, we sent physicians a safety alert letter warning of a software issue that can result in an inaccurate battery life projection for the VNS Therapy Demipulse generators. The FDA classified this as a Class II recall and concurred with our decision to address this by means of a safety alert letter explaining the event, risks presented and recommended actions to take.  We are not aware of any permanent injuries as a result of this issue, but a claim with material adverse consequences to our business could be asserted in the future.

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

Employees

As of April 30, 2010, we had 465 active full-time employees.  We believe that the success of our business depends, in part, on our ability to attract and retain qualified personnel. We believe our relationship with our employees is generally good. We are also engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet the company’s objectives. However, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

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

Our financial information, including our net sales and long-lived assets by geographical area, is included in the Consolidated Financial Statements and the related Notes beginning on page F-1, especially “Note 17.  Geographic Information.”

Website and Availability of Public Filings with the SEC

Our website address is www.cyberonics.com. We make available free of charge on or through our website our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and reports relating to beneficial ownership of our securities filed or furnished pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. Our website also contains the charters for each standing committee of our Board of Directors, our Business Practice Standards, our Code of Ethics, our Corporate Governance Guidelines and our Financial Code of Ethics.

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

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 30, 2010, our stock traded from a high of $21.63 to a low of $12.32 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

—	changes in the general conditions of the economy, including the valuation of the dollar versus other currencies;
—	regulatory activities and announcements, including activities related to the QSR;
—	governmental enforcement initiatives related to medical device companies;
—	changes in market conditions and valuations of medical device companies in general;
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

—	results of studies regarding the safety and efficacy of drugs or devices that are competitive or potentially competitive to our VNS Therapy System;
—	clinical trial results, and/or regulatory approvals regarding devices that are potential competitors to our VNS Therapy System;
—	quarterly variations in our sales and operating results;
—	announcements of significant contracts, acquisitions or capital commitments;
—	our ability to develop an alternative strategy for VNS Therapy for depression;
—	our ability to find licensees for some of our technology and the terms or any licenses we grant;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	uncertainties associated with governmental and regulatory inquiries; and
—	uncertainties associated with litigation.

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

Our quarterly net sales, expenses and operating results may vary significantly from quarter to quarter for several reasons, including, without limitation:

—	the ability of our sales force to effectively market and promote VNS Therapy, and the extent to which the VNS Therapy System gains market acceptance;
—	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	variations in quantity of product orders at quarter end;
—	temporary manufacturing interruptions or disruptions;
—	the timing of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
—	increased competition, patent expiration, new technology or treatments;
—	product recalls or safety alerts;
—	litigation, including product liability, securities class action, stockholder derivative, general commercial and other lawsuits; and
—	the financial health of our customers, and their ability to purchase VNS Therapy Systems, in the current economic environment.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly and may be below security analyst expectations, which may in turn cause our stock price to decline.

We may fail to comply with one or more of the many regulations that govern our business activities.

We are subject to extensive and rigorous ongoing regulation of the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of VNS Therapy System. Our failure to comply with regulations or to identify and resolve manufacturing or safety problems could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, any of which could delay further marketing until VNS Therapy System is brought into compliance. Our failure to comply with these requirements could have a significant negative impact on our future operating results and may also subject us to stringent penalties and lawsuits.

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

Our capital requirements will depend on many factors, including market acceptance of our product and clinical and strategic development opportunities. A large portion of our expenses is currently fixed, including expenses related to our facilities, equipment and personnel, and we may need to spend significant amounts to conduct our post-marketing clinical studies or for product improvement and development.  If we are unable to generate sufficient profits to fund our capital requirements internally, then we will be forced to turn to outside sources of capital.  We may be unable to access sufficient sources of capital or to access capital on terms that are acceptable to us.  Additionally, unfavorable disclosures by international financial institutions concerning the sub-prime mortgage market may lead to a contraction in credit availability, thereby further impacting our ability to fund our capital requirements.  If additional capital sources are unavailable, we may be forced to abandon our efforts with respect to clinical studies or product improvement and development.

Healthcare reform legislation could adversely affect our revenue and financial condition.

Political, economic and regulatory influences are subjecting the health care industry to fundamental changes. There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the reimbursement for healthcare services in the U.S. These initiatives have ranged from changing federal and state healthcare reimbursement programs, including providing coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, the U.S. Congress passed, and President Obama signed into law, a healthcare reform bill that has a wide-ranging impact on the U.S. healthcare system. Many of the provisions of the law will phase-in over the next several years.  This legislation includes expanded public healthcare measures. In addition, the law includes an excise tax of 2.3% on U.S. sales of medical device manufacturers to commence in 2013. At this point, it is not fully possible to predict their impact, but these reforms may have an adverse effect on our consolidated financial condition and operating results.

We may not be successful in implementing our open market share repurchase program.

The number of shares actually repurchased and the timing of any repurchases under our open market share repurchase program will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements.  The repurchase program may be also suspended or discontinued at any time. We may be unable to complete the repurchase program as planned.  There can be no assurance that any repurchases will have a positive impact on our stock price.  Failure to complete the program may negatively impact investor confidence in us and negatively impact our stock price.

We may not develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

We have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications beyond refractory epilepsy and depression. Regulatory approval for any new indications would require us to conduct one or more-large scale pivotal trials. We have not conducted such pivotal trials for any indication beyond refractory epilepsy and depression, nor do we have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indications in refractory epilepsy and possibly depression.

We may not be able to maintain or expand market acceptance for the use of the VNS Therapy System, which could cause our sales to be lower than expectations.

Market acceptance of the VNS Therapy System depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in more than an estimated 66,000 patients, many physicians are still unfamiliar with this form of therapy. Other therapies, including pharmacologic options, may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. Furthermore, we have not funded significant post-market clinical research that could change physicians’ opinions or use of our product for refractory epilepsy. We cannot assure you that we will ever receive broad reimbursement coverage for depression or that our sales will increase for epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, our consolidated financial position and results of operations.

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

Our ability to commercialize the VNS Therapy System successfully depends, in large part, on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others, agree to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we do not have any meaningful reimbursement coverage for the treatment of depression. In May 2007, CMS issued a national non-coverage determination with respect to VNS Therapy for depression. This non-coverage determination means that Medicare will not cover VNS Therapy for depression. Since the national non-coverage determination is binding on all local Medicare contractors, patients are not able to obtain Medicare coverage for depression. In addition, the CMS non-coverage determination also had a detrimental effect on coverage by Medicaid and private payers. In addition, periodic changes to reimbursement methodology for medical devices under the Medicare and Medicaid programs occur and may reduce the rate of increase in federal expenditures for health care costs. Such changes, as well as any future regulatory changes and the failure of the VNS Therapy System to continue to qualify for reimbursement under these programs, may have an adverse impact on our business.

Apart from the recently passed healthcare reform bill that has a wide-ranging impact on the U.S. healthcare system, healthcare, as one of the largest industries in the U.S., continues to attract substantial legislative interest and public attention. Congress and state legislatures are constantly reassessing the propriety of coverage for various health services and the payment level for such services. Certain reform proposals and other policy shifts, if enacted, could limit coverage for VNS Therapy or the reimbursement available for VNS Therapy from governmental agencies or third-party payers. Changes in Medicare, Medicaid and other programs, cost-containment initiatives by public and private payers, a failure to obtain substantial regional and national coverage policies for VNS Therapy in depression, and proposals to limit payments and health care spending could have a significant negative impact on our future operating results.

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

The VNS Therapy System includes an electronic pulse generator and a lead designed to be implanted in the human body and a programming wand connected to a handheld computer for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or the product delivering a therapy that is not intended. The occurrence of such problems or other adverse clinical reactions could result in a recall of our VNS Therapy System, possibly requiring explantation and potential reimplantation of the VNS Therapy System, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial litigation, with liabilities well in excess of our insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.

Our success depends on our ability to obtain and maintain patent and other IP protection for the VNS Therapy System and its improvements. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our VNS Therapy System and treatment methods. The process of seeking patent protection can be expensive and time-consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our business, our consolidated financial position and results of operations.

We may be subject to competition outside the U.S., reducing our sales and earnings.

Our patent protection outside the U.S. for the epilepsy and depression indications has expired.  As a result, we are subject to competition in some countries without legal recourse to challenge our competitors based on patent infringement.  For example, we are aware of an entity in Turkey manufacturing and selling implantable devices for delivering VNS Therapy in that market, and we have been made aware of a company based in Europe that plans to submit a device similar to our VNS product for regulatory approval in Europe in 2010.  In the future, we may be subject to competition in other countries, reducing our sales and earnings or limiting our growth.

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

The preclinical and clinical design, testing, manufacturing, labeling, sale, distribution, servicing and promotion of the VNS Therapy System are subject to extensive and rigorous laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, Medicaid, HIPAA and FDA), comparable state agencies and international agencies. In the future, it will be necessary for us to obtain additional government approvals for other indications of the VNS Therapy System, if we choose to develop new indications, and for modified or future-generation products. It is also necessary for us to ensure that our marketing and sales practices comply with all applicable laws and regulations. Commercial distribution in foreign countries is also subject to regulatory approvals from the appropriate authorities in such countries.

The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of the VNS Therapy System could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the depression indication, the FDA required us to conduct a post-approval patient dosing study and a patient registry. The results of these studies may be included in our product labeling. If we fail to complete the patient registry in a timely manner, we may be subject to regulatory action, including withdrawal of our depression indication approval.  Also, any adverse regulatory action, depending on its breadth, may be detrimental to our business.

We are subject to governmental laws addressing our sales and marketing practices, and failure to adhere to these laws could result in substantial fines and other penalties.

We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act, the HIPAA Privacy Rule and the federal Foreign Corrupt Practices Act, that govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the Office of the Inspector General of Health and Human Services Department (“OIG”) and the U.S. Department of Justice (“DOJ”). Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act based on certain marketing and sales practices and compensation arrangements with referral sources. The Foreign Corrupt Practices Act prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business. Pharmaceutical and medical device manufacturers also have been accused of alleged violations of the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (a) knowingly presents a false or fraudulent claim for payment to the U.S. government, (b) knowingly uses a false record or statement to obtain payment or (c) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the whistleblower provisions of the federal False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a prosecution under the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, to defend against a false claims action, be liable for monetary fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case.

In January 2006, we adopted revisions to our Business Practice Standards that we believe more thoroughly address our compliance risks with respect to healthcare laws. Additionally, in October 2008, we adopted International Business Practice Standards that we believe address our compliance risks with respect to international laws and rules. We endeavor to conduct our business in compliance with our Business Practice Standards and International Business Practice Standards and to ensure continued compliance through regular education of our employees, audits of employee activities, and appropriate responses to violations of the Business Practice Standards and International Business Practice Standards. Given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel we employ, violations of our policy and the law could occur. We could be subject to investigation by the OIG or the DOJ or a comparable state or international agency. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of the VNS Therapy System from Medicare and Medicaid reimbursement.

Our international operations are subject to risks not generally associated with commercialization efforts in the U.S.

We may not be successful in increasing our international sales or in obtaining reimbursement or any regulatory approvals required in foreign countries. The anticipated international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where the VNS Therapy System is sold. The regulation of medical devices in a number of such jurisdictions, particularly outside the European Union, continues to develop and new laws or regulations may impair our ability to market and sell our products in those jurisdictions.

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

The majority of our international sales are invoiced in euros. The strengthening of the U.S. dollar against the euro generally has an unfavorable impact on our sales. The weakening of the U.S. dollar against the euro generally has a favorable impact on our sales.  The impact of foreign currency fluctuations on sales is offset by the foreign currency impact on operating costs and expenses.  Additionally, if currencies weaken against the U.S. dollar, a foreign distributor whose payables are denominated in U.S. dollars may not be able to meet their obligations in a timely manner.

We sell our products in certain emerging economies.

Emerging economies have less mature product regulatory systems, and can have more volatile financial markets. Our ability to sell products in these economies is dependent on our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk if we extend credit to customers in these economies.

In many of the international markets in which we do business, including certain parts of Europe, Russia and Asia, we sell our products through agents or distributors who may misrepresent our products.

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

In June 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants, and we received a subpoena from the Office of the U.S. Attorney for the Southern District of New York requesting documents related to our stock option grants practices and procedures. In October 2006, the SEC staff made an additional request for certain documents and information. We complied with the requests and have not had any communication with the SEC staff since August 2008; however, we will continue to cooperate if requested by the SEC staff or the U.S. Attorney’s Office. Although it is not possible to predict the likely outcome of these inquiries, an adverse result could have a material adverse effect on us, our consolidated financial position, results of operations and cash flows. Even if the result of such inquiries is not adverse, the cost of defending against such inquiries has been and may continue to be expensive and could have a material adverse effect on our consolidated financial position.

Disruption in the global financial markets may adversely impact the availability and cost of credit, customer spending patterns and our suppliers’ ability to provide us with necessary materials.

During the fiscal year ending April 30, 2010, continued concerns about the systemic impact of inflation, geopolitical issues, the availability and cost of credit, the insurance industry, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and continued concerns for the U.S. economy.

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

Item 2.  Properties

We lease 114,500 square feet of office and manufacturing space at 100 Cyberonics Blvd in Houston, Texas with a lease term ending in December 2014.  We also lease 8,800 square feet of warehouse and office facilities in Houston, Texas. As part of our international operations, we lease 17,500 square feet for administrative and sales offices in Brussels, Belgium and elsewhere in Europe with terms ending in September 2010 through May 2013. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 15. Litigation.”

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during the fiscal years 2009 and 2010 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 24, 2009
First Quarter	$28.12	$15.27
Second Quarter	28.95	9.85
Third Quarter	18.27	9.84
Fourth Quarter	16.45	12.31
Fiscal Year Ended April 30, 2010
First Quarter	18.07	12.32
Second Quarter	18.29	14.01
Third Quarter	21.63	14.08
Fourth Quarter	21.19	16.55

As of June 14, 2010, according to data provided by our transfer agent, there were 376 stockholders of record.

During the fiscal years 2009 and 2010, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors.

The table below presents purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
April 25 – May 29, 2009	––	––	––	485,275
May 30 – June 26, 2009	––	––	––	485,275
June 27 – July 24, 2009	––	––	––	485,275
July 25 – August 28, 2009	––	––	––	485,275
August 29 – September 25, 2009	––	––	––	485,275
September 26 – October 23, 2009	––	––	––	485,275
October 24 – November 27, 2009	––	––	––	485,275
November 28 – December 25, 2009	––	––	––	485,275
December 26 – January 22, 2010	––	––	––	485,275
January 23 – February 26, 2010	––	––	––	1,000,000
February 27 – March 26, 2010	18,944	18.81	18,944	981,056
March 27 – April 30, 2010	67,711	19.26	67,711	913,345
Total	86,655	19.16	86,655	913,345
____________________________

(1)	Shares are purchased at market price.
(2)
In February 2008, we announced an open market share repurchase program for the repurchase of up to 1.0 million shares of our outstanding common stock of which 514,725 had been repurchased. In February, 2010 the Board of Directors cancelled the previous program and authorized a new share repurchase program of up to 1.0 million shares.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related Notes for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008 are derived from audited consolidated financial statements that are included in this Form 10-K. The selected financial data for the 52 weeks ended April 27, 2007 and April 28, 2006 are derived from audited consolidated financial statements that are not included in this Form 10-K.

	53 Weeks Ended	52 Weeks Ended
Consolidated Statement of Operations Data:	April 30, 2010	April 24, 2009	April 25, 2008	April 27, 2007	April 28, 2006
Net sales	$167,775,672	$143,600,979	$121,229,742	$130,968,437	$123,441,575
Cost of sales	20,907,595	20,040,636	21,092,374	18,258,374	15,822,045
Gross profit	146,868,077	123,560,343	100,137,368	112,710,063	107,619,530
Operating expenses:
Selling, general and administrative	87,941,405	84,837,694	85,944,866	134,144,315	137,310,196
Research and development	22,064,800	19,732,941	22,421,199	28,092,243	29,541,707
Total operating expenses	110,006,205	104,570,635	108,366,065	162,236,558	166,851,903
Income (loss) from operations	36,861,872	18,989,708	(8,228,697)	(49,526,495)	(59,232,373)
Interest income	92,602	1,235,757	3,844,508	4,649,394	3,211,956
Interest expense	(1,430,590)	(3,394,837)	(5,818,272)	(5,913,119)	(3,018,969)
Gain on early extinguishment of debt	3,172,231	11,000,698	—	—	—
Other income (expense), net	(207,644)	(381,265)	(397,141)	(311,112)	69,460
Income (loss) before income taxes	38,488,471	27,450,061	(10,599,602)	(51,101,332)	(58,969,926)
Income tax expense (benefit)	(39,960,413)	729,441	(264,837)	78,775	99,266
Net income (loss)	$78,448,884	$26,720,620	$(10,334,765)	$(51,180,107)	$(59,069,192)
Basic income (loss) per share	$2.83	$1.00	$(0.39)	$(2.01)	$(2.37)
Diluted income (loss) per share	$2.67	$0.61	$(0.39)	$(2.01)	$(2.37)
Shares used in computing basic income (loss) per share	27,702,731	26,632,115	26,568,746	25,514,232	24,916,938
Shares used in computing diluted income (loss) per share	28,696,375	27,542,198	26,568,746	25,514,232	24,916,938
Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$59,229,911	$66,225,479	$91,058,692	$84,804,876	$92,355,071
Total assets	155,763,977	112,043,628	136,231,087	137,644,883	152,300,284
Convertible notes (1)	15,460,000	62,339,000	125,000,000	125,000,000	125,000,000
Line of credit	—	—	—	7,500,000	2,500,000
Deferred Revenue and Other (2)	6,119,077	7,647,544	9,166,440	295,184	1,148,457
Accumulated deficit	(164,071,933)	(242,520,817)	(269,241,437)	(258,646,256)	(207,466,149)
Stockholders’ equity (deficit)	110,859,647	24,411,844	(15,223,305)	(16,062,229)	4,629,866

(1)
Convertible notes were presented in our balance sheet as current liabilities prior to the fiscal year 2008 due to the Default Notice from the Trustee.  The Convertible notes are presented as long-term liabilities after the fiscal year 2007 after agreement was reached with the Trustee.  See “Debt Instruments and Related Covenants.”

(2)	Deferred Revenue and Other as of April 30, 2010, April 24, 2009 and April 25, 2008 include deferred license revenue in the approximate amount of $5.9, $7.5 and $9.0 million, respectively.

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

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  In calendar year 2009, CMS announced increases in the rates reimbursed to our customers for the implant procedure for both the generator and the lead portion of the VNS Therapy System effective for calendar year 2010.  Future decreases in reimbursement rates could have an adverse impact on our business and our future operating results.

We are focused on improving the efficacy of VNS Therapy for patients with refractory epilepsy as a basis for maintaining and extending reimbursement.  This involves increased investment in research and development, specifically, seizure detection, responsive stimulation and associated technology, and likely includes additional investment in clinical studies using VNS Therapy for the treatment of refractory epilepsy.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical studies and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. As of April 30, 2010, we incurred an accumulated deficit of approximately $164.1 million.

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

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period.

Results of Operations

Net Sales

Net sales for the 53 weeks ended April 30, 2010 were $167.8 million, which consisted of U.S. net product sales of $135.1 million, international net product sales of $31.2 million and licensing revenue of $1.5 million. Net sales for the 52 weeks ended April 24, 2009 were $143.6 million, which consisted of U.S. net product sales of $114.9 million, international net product sales of $27.2 million and licensing revenue of $1.5 million.  Net sales for the 52 weeks ended April 25, 2008 were $121.2 million, which consisted of U.S. net product sales of $94.4 million, international net sales of $26.3 million and licensing revenue of $0.5 million.

U.S. net product sales for the 53 weeks ended April 30, 2010 increased by $20.2 million, or 17.6%, as compared to the 52 weeks ended April 24, 2009, due to a sales volume increase of 6.9% and increased average selling prices of 10.7%. The volume increase was partially due to the extra week in the fiscal year 2010 as compared to the fiscal year 2009. The average selling price increased, in part, due to higher market penetration of our new models, the Demipulse and Demipulse Duo. International net product sales for the 53 weeks ended April 30, 2010 increased by $4.0 million, or 14.6%, as compared to the 52 weeks ended April 24, 2009, due to a sales volume increase of 16.0%, offset by a decrease in the average selling prices of 1.4%. The average selling prices decreased due to increasing sales to distributors and unfavorable foreign currency movements. Sales to distributors are generally at lower prices than sales through our own employees.

U.S. net product sales for the 52 weeks ended April 24, 2009 increased by $20.5 million, or 21.7%, compared to the 52 weeks ended April 25, 2008 due to a volume increase of 8.2% and increased average selling prices of 13.5%.  The average selling price increased, in part, due to the market penetration of our new models, the Demipulse and Demipulse Duo generators. International net sales for the 52 weeks ended April 24, 2009 increased by $0.9 million, or 3.4%, compared to the 52 weeks ended April 25, 2008, due primarily to an increase in the average selling price.  The increase in international pricing was due to market penetration of our new models, offset by the effect of unfavorable foreign currency movements.

U.S. net sales attributable to the depression indication have continued to decline significantly since the CMS’s May 2007 issuance of a national non-coverage determination with respect to VNS Therapy for depression. We estimate that our net domestic sales attributable to depression for the 53 weeks ended April 30, 2010 were approximately $1.1 million compared to $1.5 million for the 52 weeks ended April 25, 2009 and $4.7 million for the 52 weeks ended April 26, 2008.

Gross Profit Margin

The gross profit margins for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008 were 87.5%, 86.0% and 82.6%, respectively. These increases in the gross profit margin have been primarily a result of increasing production volumes and increased sales of the newer Demipulse generators that have slightly higher margins as compared to older models. Cost of sales, a component of our gross profit margin, consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components.  Gross profit margins can be expected to fluctuate in future periods based on the mix between the newer Demipulse generators and older models, U.S. and international sales, direct and distributor sales, the VNS Therapy System selling price, applicable royalty rates and the levels of production volume. We are currently paying a 3% royalty covering our generator and lead net sales; however, we do not expect this royalty payment to be due under the terms of our license agreement after July 16, 2011.  If we were to market products utilizing non-expired patents covered by our agreements, additional royalties would be due.

Operating Expenses

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses were $87.9 million for the 53 weeks ended April 30, 2010, which represented an increase in expenses of $3.1 million, or a 3.7% increase as compared to SG&A expenses of $84.8 million for the 52 weeks ended April 24, 2009. The increase in SG&A was primarily due to increased compensation expense, including commissions, incurred as a result of the extra week in the fiscal year 2010. SG&A expenses for the 52 weeks ended April 24, 2009 decreased $1.1 million, or 1.3%, compared to the SG&A expenses of $85.9 million for the 52 weeks ended April 25, 2008, primarily due to reduced marketing and selling expenses related to depression offset by an increase in compensation expenses.

Research and Development (“R&D”) Expenses.  R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses were $22.1 million for the 53 weeks ended April 30, 2010, an increase in expense of $2.3 million, or 11.8%, as compared to $19.7 million for the 52 weeks ended April 24, 2009.  This increase was due to an increase in compensation expense incurred as a result of the extra week in the fiscal year 2010 and an increased emphasis on product development efforts with respect to the treatment of refractory epilepsy, which was partly offset by a decrease of clinical and regulatory expenses related primarily to the dosing study. R&D expenses for the 52 weeks ended April 24, 2009 decreased by approximately $2.7 million, or 12.0%, as compared to the R&D expenses of $22.4 million for the 52 weeks ended April 25, 2008. This decrease was primarily due to decreased clinical expenses relating to depression post-approval studies and decreased international clinical expenses partially offset by increased engineering expenses for product development.

Early Extinguishment of Debt

During the year ended April 30, 2010, we repurchased approximately $46.9 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $43.0 million.  As a result of the purchases, we wrote off approximately $0.7 million in unamortized bond issue costs, resulting in a gain on early extinguishment of debt of approximately $3.2 million.  During the year ended April 24, 2009, we repurchased approximately $62.7 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $50.4 million.  As a result of the purchases, we wrote off approximately $1.3 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $11.0 million. We did not retire any Convertible Notes during the year ended, April 25, 2008. After our fiscal year end on April 30, 2010, we repurchased $8.4 million additional aggregate principal amount of Convertible Notes resulting in a gain on early extinguishment of debt of approximately $83,000. For further discussion, see “Note 7.  Convertible Notes.”

Interest Expense

Interest expense consists primarily of interest due on the principal amount of our Convertible Notes at the rate of 3% per year. Interest expense of $1.4 million for the 53 weeks ended April 30, 2010 decreased by approximately $2.0 million, or 57.9%, as compared to the 52 weeks ended April 24, 2009. Interest expense of approximately $3.4 million for the fiscal year 2009 decreased by approximately $2.4 million, or 41.7%, as compared to fiscal year 2008. These decreases in interest expense are due to our repurchase and retirement of approximately $46.9 million and $62.7 million principal value of our Convertible Notes in fiscal years 2010 and 2009, respectively.

Other Expense, Net

Other expense, net for the 53 weeks ended April 30, 2010 and for the 52 weeks ended April 24, 2009 consisted of net foreign currency transaction losses associated with the effects of a strengthening U.S. dollar as compared to the euro. Other expenses, net for the 53 weeks ended April 30, 2010 decreased by $174,000, or 45.5%, as compared to the 52 weeks ended April 24, 2009 due to the decreased movement in the relative value of the U.S. dollar vs. the euro in the fiscal year 2010 as compared to the fiscal year 2009. For the 52 weeks ended April 25, 2008, other expense, net, consisted of the effects of gains and losses associated with changes in foreign currency exchange rates and of leasehold abandonment expenses. For the 52 weeks ended April 24, 2009, other expense, net decreased $16,000, or 4.0%, as compared to other expense, net of $397,000 for the 52 weeks ended April 25, 2008.  The decrease is primarily due to the reduction of leasehold abandonment expenses of approximately $109,000, offset by transaction losses associated with changes in foreign currency exchange rates.

Income Taxes

During the 53 weeks ended April 30, 2010 we evaluated the recoverability of our deferred tax assets, and as a result, reduced our valuation allowance by approximately $40.5 million due to the expected realization of deferred tax assets in the fiscal years after April 30, 2010. This partial reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in the consolidated statement of operations during the thirteen weeks ended October 23, 2009. Our effective tax rate for the 53 weeks ended April 30, 2010 was approximately 1.3%, not including the discrete adjustment to the valuation allowance, consisting primarily of federal alternative minimum tax and state income taxes. As a result of the reversal of valuation allowance, we expect that our effective tax rate in the fiscal year ending April 29, 2011 will be approximately 36% to 38%, subject to a possible recognition of future deferred tax assets by a partial or full reduction of the remaining balance of the valuation allowance.

We increased our federal tax rate to 35% from 34%, and as a result, our estimated federal taxable income increased by approximately $393,000 for the 53 weeks ended April 30, 2010, and our deferred tax assets increased by approximately $2.5 million, the effects of which were offset in the consolidated statement of operations and financial position by a change in the valuation allowance.

    The following is a reconciliation of statutory federal income tax rates to our effective income tax rate expressed as a percentage of income (loss) before income taxes:

	For the 53 Weeks Ended	For the 52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Income tax expense (benefit)	$(39,960,413)	$729,441	$(264,837)
U.S. statutory rate	35.0%	34.0%	(34.0)%
Change in deferred tax valuation allowance excluding impact of shortfall	(35.7)	(34.1)	29.1
Shortfall on settlement of options and restricted stock	2.9	2.4	30.8
Reduction in valuation allowance due to shortfall	(2.9)	(2.4)	(30.8)
Federal income tax provision (1)	0.7	1.4	0.6
Foreign taxes	0.1	0.3	0.3
State and local tax provision	1.1	1.0	(3.4)
Research and development tax credit	(0.6)	—	—
Other, net	0.7	0.1	4.9
Release of valuation allowance (2)	(105.1)	—	—
Effective tax rate	(103.8)%	2.7%	(2.5)%

(1)	The federal income tax provision for the fiscal years 2010, 2009 and 2008 consist of federal alternative minimum income tax.
(2)	The discrete adjustment to the valuation allowance related to the period subsequent to April 30, 2010 was recorded as a tax benefit in the consolidated statement of operations in the fiscal year ending April 30, 2010.

Non-GAAP Financial Measures

We disclose financial measurements in our press announcements and conference calls that present financial information that is not in accordance with GAAP.  Management uses and presents non-GAAP net income and non-GAAP income per diluted share because management believes that in order to properly understand our short and long-term financial trends, the impact of these unusual items should be eliminated from on-going operating activities. These measurements are not a substitute for GAAP measurements, although we use these measurements as aids in monitoring our on-going financial performance on a regular basis and for benchmarking against other medical technology companies. Non-GAAP net income and non-GAAP income per diluted share measure the income and income per share of the company excluding the gain on early extinguishment of our Convertible Notes and the impact of the discreet reduction in valuation allowance which was recorded in the fiscal year ended April 30, 2010, which are considered by management to be outside of our normal on-going operations of the company.  We also use earnings before interest, other income (expense), the income tax provision, depreciation and amortization, non-cash equity compensation and gain on early extinguishment of our Convertible Notes to arrive at adjusted non-GAAP EBITDA.

Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.  Investors should consider non-GAAP measures in addition to, and not a substitute for, or superior to, financial performance measures prepared in accordance with GAAP.

The following table sets forth the reconciliation between GAAP and non-GAAP financial measures:

	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Net income (loss)	$78,448,884	$26,720,620	$(10,334,765)
Deduct gain on early extinguishment of debt, includes tax, interest and amortization	(2,439,862)	(9,895,370)	––
Deduct tax benefit for the reduction in the valuation allowance	(40,450,068)	––	––
Non-GAAP adjusted net income:	$35,558,954	$16,825,250	$(10,334,765)
Diluted shares outstanding	28,696,375	27,542,198	26,568,746
Effect of removing the tax benefit for reduction of the valuation allowance on the convertible notes outstanding at April 30, 2010	(372,530)	––	––
Non-GAAP adjusted diluted shares outstanding	28,323,845	27,542,198	26,568,746

Diluted income per share	$2.67	$0.61	$(0.39)
Non-GAAP adjusted diluted income per share	$1.26	$0.61	$(0.39)

Income from Operations	$36,861,872	$18,989,708	$(8,228,697)
Depreciation and Amortization	2,598,192	3,086,256	3,995,914
Equity based compensation	8,622,949	9,681,593	11,263,127
Adjusted EBITDA	$48,083,013	$31,757,557	$7,030,344

Changes in the non-GAAP adjusted net income, non-GAAP adjusted diluted shares outstanding, non-GAAP adjusted diluted income per share and non-GAAP adjusted EBITDA are primarily due to increasing sales and gross margins as discussed above in detail.

Liquidity and Capital Resources

Cash

Cash decreased by $7.0 million during the 53 weeks ended April 30, 2010 to $59.2 million, primarily due to cash used to repurchase $46.9 million principal value of our Convertible Notes at a purchase price of $43.0 million and the purchases of property and equipment and intellectual property of $6.1 million, offset by cash provided by operations of $42.9 million. Cash decreased by $24.8 million during the 52 weeks ended April 24, 2009 to $66.2 million primarily due to cash used to repurchase $62.7 million principal value of our Convertible Notes at a purchase price of $50.4 million and the purchases of property and equipment of $2.7 million, offset by increases in cash provided by operations of $24.6 million and stock option exercises of $4.3 million.

We believe our current financial and capital resources, including cash, cash equivalents and cash flow from operations, will be adequate to fund anticipated business activities, including increased investing activities, through the fiscal year 2011, although there can be no assurance of this, as this estimate is based on a number of assumptions that may not hold true. Our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Item 1A. Risk Factors.”

Cash Flows

    Cash provided by (used in) operating, investing and financing activities were as follows:

	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Operating activities	$42,885,487	$24,589,950	$14,455,207
Investing activities	(6,222,607)	(2,918,266)	(817,064)
Financing activities	(43,719,151)	(46,627,016)	(7,429,200)

Operating Activities

    Cash provided by operating activities during the 53 weeks ended April 30, 2010 increased $18.3 million as compared to the 52 weeks ended April 24, 2009, primarily due to a $17.9 million increase in income from operations. Cash provided by operating activities during the 52 weeks ended April 24, 2009 increased $10.1 million as compared to the 52 weeks ended April 25, 2008, primarily due to an increase in sales and gross margin improvement resulting in overall profitable operations in fiscal year 2009.

Investing Activities

Cash used in investing activities during the 53 weeks ended April 30, 2010 increased by $3.3 million, as compared to the 52 weeks ended April 24, 2009, primarily due to increased investment for business infrastructure, research capabilities, acquisition of rights to product components and to license selected patents from third parties. We expect to increase our investment in these areas by $4.2 million for a total investment of approximately $10.4 million in the 52 weeks ending April 29, 2011, as compared to $6.2 million for the 53 weeks ended April 30, 2010. Cash used in investing activities during the 52 weeks ended April 24, 2009 increased $2.1 million, as compared to the 52 weeks ended April 25, 2008, as we increased investment in our business infrastructure including information technology and manufacturing capabilities.

Financing Activities

Cash used in financing activities during the 53 weeks ended April 30, 2010 decreased by $2.9 million, as compared to the 52 weeks ended April 24, 2009, primarily due to decreased repurchases of our Convertible Notes, offset by a an increase in cash used to purchase treasury stock and a decrease in cash proceeds from stock option exercises. Cash used in financing activities during the 52 weeks ended April 24, 2009 increased $39.2 million, as compared to the 52 weeks ended April 25, 2008, primarily due to the start of our Convertible Notes repurchase program in the fiscal year 2009.

Debt Instruments and Contractual Obligations

Convertible Notes

In September 2005, we issued $125.0 million of Convertible Notes. See “Note 7. Convertible Notes” in the Notes to Consolidated Financial Statements for a description of the Convertible Notes.

During the 53 weeks ended April 30, 2010, we repurchased $46.9 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $43.0 million.  As a result of the purchases, we wrote off $0.7 million in unamortized bond issue costs for a gain on early extinguishment of debt of $3.2 million. During the 52 weeks ended April 24, 2009, we repurchased $62.7 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of $50.4 million.  As a result of the purchases, we wrote off $1.3 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of $11.0 million.

After our fiscal year end 2010, we repurchased an additional $8.4 million aggregate principal amount of our Convertible Notes resulting in a gain on early extinguishment of debt of approximately $83,000.

Contractual Obligations

A summary of contractual obligations as of April 30, 2010 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$3,361,204	$6,238,496	$4,776,470	$—	$14,376,170
Inventory purchases (2)	2,313,600	—	—	—	2,313,600
Interest on Notes issuance (3)	420,016	350,867	—	—	770,883
Other (4)	1,974,571	609,524	—	—	2,584,095
Contractual obligations reflected in the balance sheet:
Notes issuance (5)	43,784	15,460,000	—	—	15,503,784
Total	$8,113,175	$22,658,887	$4,776,470	$—	$35,548,532

(1)	Reflects operating lease obligations related to facilities and office equipment.
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

(5)
Reflects principal and interest obligations currently reported on the Consolidated Balance Sheet related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture.

Factors Affecting Future Operating Results and Common Stock Price

The factors affecting our future operating results and common stock prices are disclosed in “Item 1A. Risk Factors.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk on interest rates, foreign currency exchange rates and our Convertible Notes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge our interest rate exposure or invest in derivative securities. Based on the average outstanding balances in cash and cash equivalents as of April 30, 2010, a 100-basis point change in interest rates as of April 30, 2010 would not have a material impact on our consolidated results of operations.

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar versus the euro. Our wholly-owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the euro, the effect upon net income for the 53 weeks ended April 30, 2010 would have been favorable by approximately $130,000, or 0.2%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro, the impact on net income for the 53 weeks ended April 30, 2010 would have been unfavorable by approximately $118,000, or 0.2%.  We measure the foreign currency exchange risk of our foreign currency balances using period end rates and we measure the translation risk associated with our subsidiary in Belgium, which uses the euro for its functional currency, using yearly average rates.

Convertible Notes Risk

The estimated fair value of our Convertible Notes was approximately $15.2 million, based on the outstanding liability of approximately $15.5 million as of April 30, 2010.  Because we pay fixed interest coupons on the Convertible Notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our Convertible Notes fluctuates as a result of changes in the price of our common stock, changes in market interest rates, changes in our credit worthiness and changes in the overall credit market.  Generally, the fair market value of our Convertible Notes increases as interest rates fall and decreases as interest rates rise. The fair market value of our Convertible Notes may also increase as the market price of our common stock rises and decrease as the market price of our common stock falls. At April 30, 2010, a 10% decrease or a 10% increase in the price of our common stock would not have resulted in a material change in the fair value of our Convertible Notes.

We are required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s Accounting Standard Codification to disclose the level of inputs used to determine fair value of our Convertible Notes.  We believe the inputs fall into Level 2, meaning that the inputs to the fair value measurement are observable, either directly or indirectly.

Table Contents

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2010.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 30, 2010.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 30, 2010. This report, dated June 17, 2010, appears on page 42.

(c)  Changes in Internal Control Over Financial Reporting

We implemented an upgrade to our integrated enterprise system in October 2009 affecting most major processes, including: Revenue, Expenditure, Inventory Tracking/Costing, and Financial Reporting. During the 53 weeks ended April 30, 2010, there have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 30, 2010 and April 24, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009, and April 25, 2008, and our report dated June 17, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas
June 17, 2010

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

Financial Code of Ethics

Our Board has adopted a Financial Code of Ethics, which represents the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other senior financial officers (“senior financial officers”).  A copy of the Financial Code of Ethics is available on our website, www.cyberonics.com, and a copy will be mailed without charge, upon written request, to our investor relations department.  We intend to disclose any amendments to or waivers of the Financial Code of Ethics on behalf of our senior financial officers on our website, at www.cyberonics.com promptly following the date of the amendment or waiver.

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.2	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.3	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.4	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.5	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.5
10.6	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.6
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.45†	Second Amendment to Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1
10.46†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5
10.47†	Cyberonics 1998 Stock Option Notice of Stock Option Grant and Stock Options Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.6
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne, Reinstein, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.52†	Release Agreement dated June 1, 2009 between Cyberonics, Inc. and George E. Parker, III	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 24, 2009	000-19806	10.2
10.53†	Form of Non-Competition, No Solicitation and Confidential Information Agreement (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.2
10.54†	Form of Stock Option Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.3
10.55†	Form of Restricted Stock Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.4
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 17, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 17, 2010

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 17, 2010

/s/ GREGORY H. BROWNE Gregory H. Browne	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 17, 2010

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 17, 2010

/s/ JOSEPH E. LAPTEWICZ Joseph E. Laptewicz	Director	June 17, 2010

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 17, 2010

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 17, 2010

/s/ REESE S. TERRY, JR. Reese S. Terry, Jr.	Director	June 17, 2010

CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010, April 24, 2009 and April 25, 2008
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 30, 2010 and April 24, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the 53 weeks ended April 30, 2010, and for the 52 weeks ended April 24, 2009 and April 25, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 30, 2010 and April 24, 2009, and the results of their operations and their cash flows for the 53 weeks ended April 30, 2010, and for the 52 weeks ended April 24, 2009 and April 25, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 17, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 17, 2010

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30, 2010	April 24, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$59,229,911	$66,225,479
Restricted cash	1,000,000	1,000,000
Accounts receivable, net	26,185,143	22,250,653
Inventories	14,207,759	12,841,064
Deferred tax assets	12,126,758	9,804
Other current assets	2,495,019	2,206,902
Total Current Assets	115,244,590	104,533,902
Property and equipment, net	7,510,864	5,612,791
Intellectual Property, net	1,948,266	—
Deferred tax assets	29,624,489	406,336
Other assets	1,435,768	1,490,599
Total Assets	$155,763,977	$112,043,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,197,986	$3,046,736
Accrued liabilities	19,127,267	14,598,504
Total Current Liabilities	23,325,253	17,645,240
Long-Term Liabilities:
Convertible notes	15,460,000	62,339,000
Deferred license revenue and other	6,119,077	7,647,544
Total Long-Term Liabilities	21,579,077	69,986,544
Total Liabilities	44,904,330	87,631,784
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 28,611,475 shares issued and 27,699,911 shares outstanding at April 30, 2010; and 28,175,552 shares issued and 27,353,215 outstanding at April 24, 2009	286,115	281,755
Additional paid-in capital	268,038,251	258,519,876
Common stock warrants	25,200,000	25,200,000
Treasury stock, 911,564 and 822,337 common shares at April 30, 2010 and April 24, 2009, respectively, at cost	(18,528,989)	(16,831,128)
Accumulated other comprehensive loss	(63,797)	(237,842)
Accumulated deficit	(164,071,933)	(242,520,817)
Total Stockholders’ Equity	110,859,647	24,411,844
Total Liabilities and Stockholders’ Equity	$155,763,977	$112,043,628

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Net sales	$167,775,672	$143,600,979	$121,229,742
Cost of sales	20,907,595	20,040,636	21,092,374
Gross profit	146,868,077	123,560,343	100,137,368
Operating expenses:
Selling, general and administrative	87,941,405	84,837,694	85,944,866
Research and development	22,064,800	19,732,941	22,421,199
Total operating expenses	110,006,205	104,570,635	108,366,065
Income (loss) from operations	36,861,872	18,989,708	(8,228,697)
Interest income	92,602	1,235,757	3,844,508
Interest expense	(1,430,590)	(3,394,837)	(5,818,272)
Gain on early extinguishment of debt	3,172,231	11,000,698	—
Other expense, net	(207,644)	(381,265)	(397,141)
Income (loss) before income taxes	38,488,471	27,450,061	(10,599,602)
Income tax expense (benefit)	(39,960,413)	729,441	(264,837)
Net income (loss)	$78,448,884	$26,720,620	$(10,334,765)
Basic income (loss) per share	$2.83	$1.00	$(0.39)
Diluted income (loss) per share	$2.67	$0.61	$(0.39)
Shares used in computing basic income (loss) per share	27,702,731	26,632,115	26,568,746
Shares used in computing diluted income (loss) per share	28,696,375	27,542,198	26,568,746

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

							Accumulated
			Additional	Common	Hedges on		Other		Total
	Common Stock		Paid-In	Stock	Convertible	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Notes	Stock	Income (Loss)	Deficit	Equity
Balance at April 27, 2007	26,701,054	$267,011	$265,608,804	$25,200,000	$(38,200,000)	$(9,993,200)	$(298,588)	$(258,646,256)	$(16,062,229)
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	—	(260,416)	(260,416)
Balance at April 27, 2007	26,701,054	267,011	265,608,804	25,200,000	(38,200,000)	(9,993,200)	(298,588)	(258,906,672)	(16,322,645)
Stock options exercised	491,064	4,910	6,388,226	—	—	—	—	—	6,393,136
Issuance of Common Stock under Employee Stock Purchase Plan	2,735	27	42,415	—	—	—	—	—	42,442
Issuance of Restricted Stock	575,100	5,751	(5,751)	—	—	—	—	—	—
Cancellation of Restricted Stock	(57,705)	(577)	577	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	(6,305,635)	—	—	(6,305,635)
Non-Cash Compensation Expense	—	—	11,063,306	—	—	—	—	—	11,063,306
Excise Tax Remediation	—	—	(309,126)	—	—	—	—	—	(309,126)
Net loss	—	—	—	—	—	—	—	(10,334,765)	(10,334,765)
Translation adjustment	—	—	—	—	—	—	549,982	—	549,982
Comprehensive loss	—	—	—	—	—	—	—	—	(9,784,783)
Balance at April 25, 2008	27,712,248	277,122	282,788,451	25,200,000	(38,200,000)	(16,298,835)	251,394	(269,241,437)	(15,223,305)
Stock options exercised	303,210	3,032	4,279,469	—	—	—	—	—	4,282,501
Issuance of Common Stock under Employee Stock Purchase Plan	1,720	17	25,176	—	—	—	—	—	25,193
Issuance of Restricted Stock	184,431	1,844	(1,844)	—	—	—	—	—	—
Cancellation of Restricted Stock	(26,057)	(260)	260	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	(532,293)	—	—	(532,293)
Non-Cash Compensation Expense	—	—	9,628,364	—	—	—	—	—	9,628,364
Termination of Convertible Note Hedge	—	—	(38,200,000)	—	38,200,000	—	—	—	—
Net income	—	—	—	—	—	—	—	26,720,620	26,720,620
Translation adjustment	—	—	—	—	—	—	(489,236)	—	(489,236)
Comprehensive income	—	—	—	—	—	—	—	—	26,231,384
Balance at April 24, 2009	28,175,552	281,755	258,519,876	25,200,000	—	(16,831,128)	(237,842)	(242,520,817)	24,411,844
Stock options exercised	69,169	692	990,081	—	—	—	—	—	990,773
Issuance of Common Stock under Employee Stock Purchase Plan	2,312	23	34,164	—	—	—	—	—	34,187
Issuance of Restricted Stock	393,663	3,937	(3,937)	—	—	—	—	—	—
Cancellation of Restricted Stock	(29,221)	(292)	292	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	(1,697,861)	—	—	(1,697,861)
Non-Cash Compensation Expense	—	—	8,497,775	—	—	—	—	—	8,497,775
Net income	—	—	—	—	—	—	—	78,448,884	78,448,884
Translation adjustment	—	—	—	—	—	—	174,045	—	174,045
Comprehensive income	—	—	—	—	—	—	—	—	78,622,929
Balance at April 30, 2010	28,611,475	$286,115	$268,038,251	$25,200,000	$—	$(18,528,989)	$(63,797)	$(164,071,933)	$110,859,647

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Cash Flows From Operating Activities:
Net income (loss)	$78,448,884	$26,720,620	$(10,334,765)
Non-cash items included in net income (loss):
Depreciation	2,228,619	2,179,900	3,063,710
Loss on disposal or write-off of assets	3,497	230,221	185,585
Gain on early extinguishment of debt	(3,172,231)	(11,000,698)	—
Stock-based compensation	8,622,949	9,681,593	11,263,127
Deferred license revenue amortization	(1,522,698)	(1,493,968)	(533,560)
Amortization of financing costs and other items	369,573	906,356	932,204
Deferred income taxes	(41,335,107)	9,804	(425,945)
Unrealized (gain) loss in foreign currency transactions	(68,970)	4,361	114,303
Changes in operating assets and liabilities:
Accounts receivable, net	(3,825,340)	(3,312,205)	(287,036)
Inventories	(1,509,542)	(37,949)	4,517,214
Other current assets	(269,439)	32,588	856,882
Accounts payable and accrued liabilities	5,734,560	1,057,638	(4,703,658)
Deferred license revenue	—	—	9,500,000
Other, net	(819,268)	(388,311)	307,146
Net cash provided by operating activities	42,885,487	24,589,950	14,455,207
Cash Flow From Investing Activities:
Purchases of property and equipment	(4,122,607)	(2,668,266)	(817,064)
Intellectual property	(2,000,000)	—	—
Convertible promissory note	(100,000)	(250,000)	—
Net cash used in investing activities	(6,222,607)	(2,918,266)	(817,064)
Cash Flows From Financing Activities:
Repurchase of Convertible Notes	(43,046,250)	(50,402,417)	—
Proceeds from issuance of common stock	1,024,960	4,307,694	6,435,055
Purchase of treasury stock	(1,697,861)	(532,293)	(6,305,635)
Decrease in borrowing against line of credit	—	—	(7,500,000)
Payments on financing obligations	—	—	(58,620)
Net cash used in financing activities	(43,719,151)	(46,627,016)	(7,429,200)
Effect of exchange rate changes on cash and cash equivalents	60,703	122,119	44,873
Net increase (decrease) in cash and cash equivalents	(6,995,568)	(24,833,213)	6,253,816
Cash and cash equivalents at beginning of year	66,225,479	91,058,692	84,804,876
Cash and cash equivalents at end of year	$59,229,911	$66,225,479	$91,058,692

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$1,324,972	$3,019,498	$5,247,501
Cash paid (refunded) for income taxes	$1,072,544	$686,634	$(103,447)

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are headquartered in Houston, Texas and design, develop, manufacture and market the Cyberonics VNS Therapy™ System (“VNS Therapy System”), a surgically implanted medical device that delivers a unique therapy, vagus nerve stimulation (“VNS”) therapy (“VNS Therapy”), by electrical pulsed signals to the vagus nerve for the treatment of refractory epilepsy and treatment-resistant depression. We have regulatory approval to market and sell the VNS Therapy System for refractory epilepsy in the United States (“U.S.”), Canada, Europe, Australia, Japan and other markets. In 2001, we obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. In July 2005, the U.S. Food and Drug Administration (“FDA”) approved the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments.

We are a neuromodulation business focused on creating new markets, improving our products, developing new medical devices for patients suffering from epilepsy and expanding our business into other neuromodulation opportunities.  We operate our business as a single segment, meaning substantially all of our operations are impacted by the same considerations, including, but not limited to, economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures.  Cyberonics markets the VNS Therapy System in more than 70 countries worldwide, and to date more than an estimated 66,000 patients have been implanted with the device.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiary, Cyberonics Europe, SA. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year-End.  We utilize a 52/53-week fiscal year, ending the last Friday in April. Fiscal year 2010 ended April 30, 2010 making it a 53-week year. Our fiscal years 2009 and 2008 ended April 24, 2009 and April 25, 2008, respectively, both were 52-week years.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and these accompanying Notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, estimates of obsolete inventory, useful lives for property and equipment, impairment of long-lived assets, sales returns and allowances, recognition of licensing revenue, product warranties, stock option expenses and income tax valuation allowances.

Foreign Currency Translation.  The assets and liabilities of our subsidiary, Cyberonics Europe, SA are translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Statement of Operations items are translated at average exchange rates in effect during the financial statement period. The resulting gains and losses arising from the translation of net assets are shown in the Accumulated Other Comprehensive Income (Loss) section of the Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss), and are not included in the Consolidated Statements of Operations. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in other income (expense) in the Consolidated Statements of Operations.

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

Accounts Receivable.  We grant credit to our direct customers and distributors in the normal course of business.  We maintain an allowance for doubtful accounts for potential credit losses. We write-off uncollectible accounts against the allowance when it is deemed that a direct customer or distributor account is uncollectible. Activity in our allowance for doubtful accounts consists of the following:

	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Balance at beginning of year	$361,740	$240,925	$308,083
Increase in allowance	371,240	120,815	34,054
Reductions for write-offs	(112,568)	—	(101,212)
Balance at end of year	$620,412	$361,740	$240,925

Inventories.  We state our inventories at the lower of cost, the first-in first-out (“FIFO”) method or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Property and Equipment.  Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. We compute depreciation using the straight-line method over useful lives ranging from three to nine years.

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

Intangible Assets.  Our intangible assets include purchased patent rights and technology for use in research and development activities that have alternative future uses.  We amortize our intangible assets over their useful lives and test them for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Share-Based Compensation.  We grant stock options and restricted stock to directors, officers and key employees.  All awards under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis over the vesting terms into cost of products sold, research and development expense and selling, general and administrative expense in the Consolidated Statement of Operations, as appropriate. See “Note 10.  Stock Incentive and Purchase Plans” for additional information.

Revenue Recognition.   We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets.  We recognize revenue when title to the goods and risk of loss transfers to customers, providing there are no remaining performance obligations required of us or any matters requiring customer acceptance. We record estimated sales returns and discounts as a reduction of net sales in the same period the revenue is recognized.

Licensing Revenue.  We evaluate our license agreements and recognize and disclose licensing revenue in accordance with revenue recognition accounting principals and Regulation S-X Rule 5-03(b)(1) “Net Sales and Gross Revenues.” We account for reimbursement of our out-of-pocket expenses related to our licensing activities as licensing revenue.

Licensing Expense.  We have executed license agreements under which we have secured the rights provided under certain patents. Royalties payable under the terms of these agreements are expensed to cost of goods sold or to research and development expense as incurred.

Research and Development.  All research and development costs are expensed as incurred. Research and development costs include costs of all basic research activities as well as engineering and technical effort required to develop a new product or make significant improvement to an exiting product or manufacturing process. Research and development costs also include regulatory and clinical trial expenses and the amortization of certain intangible assets purchased from others for use in research and development activities.

Product Warranty.  We offer warranties on our leads and generators for one to two years from the date of implant, depending on the product in question. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties. Provisions for warranty expenses are made based upon projected product warranty claims. Changes in our liability for product warranties are as follows:

	For the 53 Weeks Ended	For the 52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Balance at the Beginning of the Year	$121,659	$79,055	$68,822
Warranty Expense Recognized	(1,007)	46,492	10,883
Warranties Settled	(8,903)	(3,888)	(650)
Balance at the End of the Year	$111,749	$121,659	$79,055

Income Taxes.  We are subject to federal, state and foreign income taxes, and we use significant judgment and estimates in accounting for our income taxes. This involves assessing the changes in temporary differences resulting from differing treatment of events for tax and accounting purposes which result in deferred tax assets and liabilities. Income tax expense compared to pre-tax income yields an effective tax rate. We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In the event that our actual results differ from our estimates, we may adjust our effective tax rate in future periods. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the more-likely-than-not criterion, we establish a valuation allowance. Changes in the valuation allowance are reflected in the Consolidated Statement of Operations in the period of change. We continually review the adequacy and necessity of our valuation allowance.

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

We have generated net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method and are credited to additional paid-in capital and are not recorded as a tax benefit in the Consolidated Statement of Operations.  Our excess tax benefits have been and are currently fully offset with a valuation allowance.

We classify our deferred tax assets as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating losses, is classified according to the expected reversal date.

Net Earnings (Loss) Per Share.  Accounting standards require dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings applicable to participating securities by the weighted average number of participating securities outstanding for the period. Diluted EPS includes the effect of potentially dilutive instruments.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	For the 53 Weeks Ended	For the 52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Numerator:
Net income (loss)	$78,448,884	$26,720,620	$(10,334,765)
Deduct effect of Convertible Notes	(1,766,882)	(9,895,370)	—
Diluted income (loss)	$76,682,002	$16,825,250	$(10,334,765)

Denominator:
Basic weighted average shares outstanding	27,702,731	26,632,115	26,568,746
Add effect of:
Stock Options and restricted stock	113,580	190,331	—
Convertible Notes	880,064	719,752	—
Diluted weighted average shares outstanding	28,696,375	27,542,198	26,568,746
Basic income (loss) per share	$2.83	$1.00	$(0.39)
Diluted income (loss) per share	$2.67	$0.61	$(0.39)

Excluded from the computation of diluted EPS for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 were outstanding options to purchase approximately 1.5 million and 1.7 common shares, respectively, because to include them would have been anti-dilutive as a result of the exercise price of the options exceeding their current fair market value. Excluded from the computation of diluted EPS for the 52 weeks ended April 25, 2008 were outstanding options and unvested restricted stock to purchase approximately 3.3 million common shares because to include them would have been anti-dilutive due to our net loss.

We issued $125.0 million of Senior Subordinated Convertible Notes due in 2012 (the “Convertible Notes”) during the fiscal year 2006.  Approximately $15.5 million of the Convertible Notes were outstanding as of April 30, 2010. The Convertible Notes are convertible into 372,530 shares of our common stock which are included in dilutions. Approximately $62.3 million of the Convertible Notes were outstanding as of April 24, 2009.  These Convertible Notes were convertible into approximately 2.6 million shares of our common stock, which are not included in dilutive shares because they are anti-dilutive under the “if-converted” method of dilution accounting. Additionally, the effects of the Convertible Notes are anti-dilutive for the fiscal year ended April 25, 2008 due to our net loss.

We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end.  Based on this requirement, we included in dilutive shares for the 53 weeks ended April 30, 2010 and for the 52 weeks ended April 24, 2009 507,534 and 719,752 convertible shares, respectively. No Convertible Notes were repurchased during the 52 weeks ended April 25, 2008.

In conjunction with the Convertible Notes, we purchased call options to buy 3,000,000 shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”).  The Note Hedge was terminated effective May 6, 2008 in accordance with its terms; see “Note 8.  Convertible Note Hedge and Warrants.” The terminated Note Hedge options were anti-dilutive and were not included in the computation of diluted EPS. Also, in conjunction with the Convertible Notes, we sold common stock warrants (the “Warrants”) to sell 3,000,000 shares of our common stock at an exercise price of $50.00 per share. The Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of the common stock for all of the periods presented.

Comprehensive Income (Loss).  Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 was $78.6 million and $26.2 million, respectively. Comprehensive loss for the 52 weeks ended April 25, 2008 was $9.8 million.

Note 2.  Inventories

Inventories consisted of the following:

	April 30, 2010	April 24, 2009
Raw materials	$5,324,935	$5,381,272
Finished goods	5,811,354	5,241,600
Work-in-process	3,071,470	2,218,192
	$14,207,759	$12,841,064

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	April 30, 2010	April 24, 2009
Computer equipment	$10,864,386	$8,867,061
Manufacturing equipment	10,833,119	9,810,334
Leasehold improvements	4,421,329	3,925,286
Furniture and fixtures	2,506,537	2,880,409
Office equipment	993,835	745,883
Capital investment programs in process	1,406,768	1,311,148
	31,025,974	27,540,121
Accumulated depreciation	(23,515,110)	(21,927,330)
	$7,510,864	$5,612,791

Note 4.  Intangible Assets

Intangible assets consist of intellectual property:

	April 30, 2010	April 24, 2009
Balance at the beginning of the year	$—	$—
Acquisitions	2,000,000	—
Amortization	(51,734)	—
	$1,948,266	$—

The weighted average amortization period for our intellectual property is 8.8 years.  Estimated amortization is as follows:

Fiscal year 2011	$241,589
Fiscal year 2012	230,296
Fiscal year 2013	230,296
Fiscal year 2014	230,296
Fiscal year 2015	230,296

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

Note 6.  Accrued Liabilities

Accrued liabilities consisted of the following:

	April 30, 2010	April 24, 2009
Payroll and other compensation	$13,074,835	$9,872,631
Royalties	1,405,082	1,133,225
Clinical costs	772,153	956,383
Property tax and other tax accruals	1,330,827	849,503
Other	2,544,370	1,786,762
	$19,127,267	$14,598,504

Note 7.  Convertible Notes

On September 27, 2005, we issued $125 million of Convertible Notes. Interest on the Convertible Notes at the rate of 3% per year on the principal amount is payable semi-annually in arrears in cash on March 27 and September 27 of each year. The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. The offering of the Convertible Notes provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to the Note Hedge and the Warrants. The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

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

During the 53 weeks ended April 30, 2010 we repurchased approximately $46.9 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $43.0 million.  As a result of the purchases, we wrote off approximately $0.7 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $3.2 million. During the 52 weeks ended April 24, 2009 we repurchased approximately $62.7 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $50.4 million.  As a result of the purchases, we wrote off approximately $1.3 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $11.0 million.

Fair Value of Convertible Notes

We are required to determine and disclose the fair value of our Convertible Notes on a recurring basis in periods subsequent to initial recognition and the inputs used to measure fair value.  Fair value is defined as the price that would be paid to transfer a financial liability in an orderly manner between market participants at the measurement date. Inputs are categorized into three levels. The highest level, Level 1, is an unadjusted market quote from an active market for identical assets or liabilities, Level 2 are inputs to the fair value measurement that are observable for the asset or liability, either directly or indirectly; and Level 3 are inputs that are unobservable. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. We believe that the fair value measurement of our Convertible Notes fall into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt which was approximately $15.2 million, based on the outstanding liability of approximately $15.5 million, as of April 30, 2010. The estimated fair value of the Convertible Notes was approximately $50.5 million, based on the outstanding liability of $62.3 million, as of April 24, 2009.

Note 8.  Convertible Note Hedge and Warrants

On September 27, 2005, in conjunction with the issuance of the Convertible Notes, we purchased the Note Hedge and sold Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet. The Warrants expire, if not exercised, in October 2012. The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share. In May 2008 we received from Merrill Lynch International a notice that the Note Hedge was terminated as a result of our execution of the Supplemental Indenture.  As a consequence of that action, we reflected the termination of the Note Hedge as a $38.2 million reduction of paid-in capital in the fiscal year ended April 24, 2009. The termination had no effect on our Consolidated Statements of Operations.

Note 9.  Stockholders’ Equity (Deficit)

Preferred Stock.  We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 30, 2010. With respect to the shares authorized, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

Preferred Share Purchase Rights.  In January 1997, our Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of our common stock to stockholders of record on March 10, 1997. We amended and restated the Preferred Share Rights (“Plan”) on August 21, 2000. The Rights  would have become exercisable following the tenth day after a person or group of affiliated persons (an “Acquiring Person”), acquires beneficial ownership of 15% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in such person or group of persons becoming an Acquiring Person (a “Triggering Event”). In April 2001, we amended the Plan to designate the State of Wisconsin Investment Board (“SWIB”) as an Exempt Person under the terms of the Plan as long as SWIB is the Beneficial Owner of less than 20% of our common stock. In January 2007, we amended the Plan to extend the final expiration date of the Plan to January 29, 2010. The Plan expired on January 29, 2010 without a Triggering Event.

Note 10.  Stock Incentive and Purchase Plans

Stock Incentive Plans.  As of April 30, 2010, we have authorized an aggregate of 17,350,000 shares of common stock for issuance pursuant to our 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, the 2005 Stock Plan, the 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”). Shares can no longer be issued pursuant to the 1988 Incentive Stock Plan, 1996 Stock Option Plan, 1998 Stock Option Plan and certain officer plans.  These plans account for 9,800,000 of the originally authorized shares. The Amended and Restated 1997 Stock Plan, Amended and Restated New Employee Equity Inducement Plan, the 2005 Stock Plan and the 2009 Stock Plan allow issuance of both nonstatutory or incentive stock options and restricted stock. Under the Stock Plans we have 2,394,461 shares available for issuance.

Stock-Based Incentive Compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period).

Amounts recognized in the consolidated financial statements for stock-based compensation are as follows:

	For the 53 Weeks Ended	For the 52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Total cost of share-based payment plans during the year	$8,497,774	$9,628,364	$11,427,518
Amounts capitalized in inventory during the year	(657,168)	(867,834)	(1,013,187)
Amounts recognized in operations for amounts previously capitalized in inventory	782,343	921,063	1,212,483
Amounts charged against operations, before income tax benefit	$8,622,949	$9,681,593	$11,626,814

Amount of related income tax benefit recognized in operations	—	—	—

The charges applicable to stock-based compensation increased our cost of goods sold by $0.5 million, sales, general and administrative (“SG&A”) expenses by $6.8 million and research and development (“R&D”) expenses by $1.3 million during the 53 weeks ended April 30, 2010. The charges applicable to stock-based compensation increased our cost of goods sold by $0.8 million, SG&A expenses by $7.6 million and R&D expenses by $1.2 million during the 52 weeks ended April 24, 2009 and increased our cost of goods sold by $1.2 million, SG&A expenses by $8.7 million and R&D expenses by $1.7 million during the 52 weeks ended April 25, 2008.

Stock Options.   We may grant options to directors, officers and key employees. Options granted under the Stock Plans generally vest ratably, monthly or annually, over four or five years following their date of grant and have maximum terms of 10 years.  Stock option grant prices are set according to the applicable stock option plan and are equal to either the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or the closing price of our common stock on the day of the grant, for grants made after the amendment. There are no post-vesting restrictions on the shares issued.  We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants. This methodology takes into account variables such as implied volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of grant and the exercise of options per group of employees. We issue new shares upon share option exercise and we did not settle any stock options granted under our stock-based compensation arrangements for cash for any of the periods presented herein.

For the 53 weeks ended April 30, 2010, we granted 326,610 stock options at a weighted average exercise price of $14.88 per share. For the 52 weeks ended April 24, 2009, we granted 379,791 stock options at a weighted average exercise price of $18.85 per share. For the 52 weeks ended April 25, 2008, we granted no stock options. Stock options to purchase approximately 2.5 million shares at a weighted average exercise price of $21.51 per share were outstanding as of April 30, 2010. Stock options to purchase approximately 2.6 million shares at a weighted average exercise price of $22.52 per share were outstanding as of April 24, 2009 and approximately 2.7 million shares at a weighted average exercise price of $22.27 per share were outstanding as of April 25, 2008.

The following tables summarize information regarding total stock option activity:

	For the 53 Weeks Ended
	April 30, 2010
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Fair Market Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	2,574,994	$22.52	$16.83	4.88	$—
Granted	326,610	14.88	8.05	—	—
Exercised	69,169	14.32	11.12	—	258,873
Forfeited	282,093	24.58	18.70	—	—
Expired	34,518	23.48	15.72	—	—
Outstanding — end of year	2,515,824	21.51	15.65	4.71	—
Fully vested and exercisable — end of year	1,901,385	22.89	17.52	3.45	3,727,826
Expected to vest — end of year	551,779	16.80	9.46	8.67	1,582,476

	For the 52 Weeks Ended
	April 24, 2009
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Fair Market Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	2,682,561	$22.27	$17.26	4.96	$—
Granted	379,791	18.85	10.95	—	—
Exercised	303,210	14.12	11.94	—	2,555,886
Forfeited	136,872	24.40	19.02	—	—
Expired	47,276	27.56	19.28	—	—
Outstanding — end of year	2,574,994	22.52	16.83	4.88	—
Fully vested and exercisable — end of year	2,057,158	22.54	17.45	4.00	205,926
Expected to vest — end of year	434,467	21.88	13.71	8.65	—

	For the 52 Weeks Ended
	April 25, 2008
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Fair Market Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	5,469,363	$20.62	$15.72	4.47	$—
Granted	—	—	—	—	—
Exercised	491,064	13.02	10.99	—	2,070,419
Forfeited	337,596	28.35	20.31	—	—
Expired	1,958,142	19.25	14.00	—	—
Outstanding — end of year	2,682,561	22.27	17.26	4.96	—
Fully vested and exercisable — end of year	2,263,301	21.03	16.49	4.61	1,980,053
Expected to vest — end of year	301,717	30.06	21.81	7.05	89,189

The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants:

	For the 53 Weeks Ended	For the 52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Dividend Yield	—	—	—
Risk-free interest rate — based on grant date	1.84% - 3.36%	1.49% - 4.52%	N/A
Expected option term — in years per group of employees	4.11 - 6.47	4.10 - 6.66	N/A
Implied volatility at grant date	47.72% - 59.13%	50.88% - 55.89%	N/A
Discount for post-vesting restrictions	N/A	N/A	N/A
Option price	Closing price on date of grant	Closing price on last trading day prior to date of grant through August 18, 2008; after that, closing price on date of grant	N/A
Grant price	Closing price on date of grant	Closing price on date of grant	N/A

Total compensation cost for the 53 weeks ended April 30, 2010 for stock option grants was $3.9 million. As of April 30, 2010, there was $5.2 million of unrecognized compensation cost related to unvested stock options that are expected to vest over a weighted-average period of 3.67 years. Total compensation cost for stock options for the 52 weeks ended April 24, 2009 and April 25, 2008 were $5.4 million and $7.5 million, respectively.

During the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008, stock options with a fair market value of $3.5 million, $5.3 million and $7.6 million vested, respectively. Cash we received from option exercises under stock-based payment arrangements for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008 was $1.0 million, $4.3 million and $6.4 million, respectively.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees at no purchase cost to the grantee. Unvested stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff vest in three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The derived service period for performance-based awards is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. We issue new shares for our restricted stock awards and we did not settle any restricted stock award for cash for any of the periods presented herein. As of June 14, 2010, we could be obligated to repurchase from our executive officers as many as approximately 177,000 shares of our common stock within the period ending September 10, 2012 to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the fiscal year 2008, we executed restricted stock agreements with Daniel J. Moore as President and CEO, Gregory H. Browne as Vice President, Finance and CFO and James A. Reinstein as Vice President, Sales and Marketing and General Manager, International. Under the terms of their employment agreements, Messrs. Moore, Browne and Reinstein received 125,000, 30,000 and 50,000 performance-based shares, respectively, with the performance conditions agreed upon by the respective individuals and the Compensation Committee of our Board of Directors.  The restricted stock agreements provide that the shares are subject to forfeiture unless, within the five-year period commencing on the date of the grant, the following conditions (the "Forfeiture Conditions") are met:

—
As to 25% of the shares, the following two conditions were met and the share restrictions removed during the third quarter of the fiscal year 2009: (a) our cumulative net earnings in accordance with U.S. GAAP and before extraordinary items ("Net Income") for four consecutive fiscal quarters exceeds a specified target amount, and (b) our Net Income for the fourth of such four consecutive fiscal quarters exceeds a specified target amount;

—
As to 25% of the shares, the following condition was met and the share restrictions removed during the first quarter of the fiscal year 2010: the sum of four consecutive fiscal quarters of our net sales exceeds the sum of the previous four consecutive fiscal quarters of net sales, commencing after the fiscal 2007, by a specified target percentage;

—
As to 25% of the shares, for a fiscal year after the fiscal year 2008, the following three conditions were met and the share restrictions are expected to be removed during the first quarter of the fiscal year 2011: (a) our net sales amount grows by not less than a specified target percentage over the net sales amount for the prior fiscal year, (b) our earnings per share amount on a fully diluted basis, in accordance with U.S. GAAP and before extraordinary items ("Earnings Per Share"), grows by not less than a specified target percentage, which must be higher on a percentage basis than our net sales amount growth for the same period, over the Earnings Per Share for the prior fiscal year, and (c) the sum of the percentages for net sales amount growth and Earnings Per Share growth is equal to or greater than a specified target percentage; provided that, for the prior fiscal year against which performance of conditions (a), (b), and (c) are measured, we report Earnings Per Share in excess of a specified target amount; and

—
As to 25% of the shares, the following condition is yet to be met: the 65-day moving average of the closing price of our common stock, as adjusted for any splits and as reported by NASDAQ or another exchange acceptable to the Compensation Committee, exceeds a specified target price.

Calculation of the associated non-cash compensation expense for the performance-based share grants requires judgment as to several factors, including timing and likelihood of achieving both profitability and revenue growth. The calculation of grant date fair market value and derived service period is subject to variability, as several of the factors used were estimated; including our stock price volatility of approximately 53% and a risk free interest rate of approximately 4%. With respect to those shares issued with vesting dependent on achievement of a certain stock price, we utilize a Monte Carlo simulation for establishing the appropriate grant date fair market value and derived service period.

As of April 30, 2010 our unamortized compensation expense for grants of restricted stock totaled approximately $5.7 million, which is expected to be amortized over a weighted average period of 1.78 years. We recognized approximately $4.6 million, $4.2 million and $3.6 million of compensation expense related to grants of restricted stock during the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008, respectively.

The following table details the activity in the unvested restricted stock awards for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008:

	For the 53 Weeks Ended
	April 30, 2010
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding — beginning of period	619,296	$18.07	$8,372,882
Granted	393,663	14.77	7,688,238
Vested	162,479	17.53	4,174,127
Forfeited	28,221	17.75	551,156
Outstanding — end of period	822,259	16.40	16,058,718

	For the 52 Weeks Ended
	April 24, 2009
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding — beginning of period	620,632	$17.68	$9,897,294
Granted	184,431	19.73	2,493,507
Vested	158,710	18.40	2,646,668
Forfeited	27,057	18.53	365,811
Outstanding — end of period	619,296	18.07	8,372,882

	For the 52 Weeks Ended
	April 25, 2008
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding — beginning of period	144,860	$29.03	$3,214,443
Granted	575,100	16.14	9,172,845
Vested	60,623	25.39	967,830
Forfeited	38,705	24.97	617,345
Outstanding — end of period	620,632	17.68	9,897,294

Employee Stock Purchase Plan.  Under the 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Purchase periods are six months in length and begin on the first business days of June and December. At April 30, 2010, 407,107 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan. Cash received from Employees’ Stock Purchase Plan for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008 was approximately $34,000, $25,000 and $42,000, respectively.

Stock Recognition Program.  In May 1992, our Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,200 shares of our common stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of our President, based on nominations made by fellow employees. At April 30, 2010, 2,230 shares remain available for future issuances under the program.

Note 11.  New Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than rules and interpretative releases issued by the SEC.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements were changed to refer to a description of the standard.

The FASB issued guidance regarding accounting for convertible debt instruments that may be settled wholly or partly in cash upon conversion that requires issuers to account for debt and equity components separately.  This guidance is contained in the Debt with Conversion and Other Options topic of the ASC and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted this guidance as of April 25, 2009 with no material impact on our consolidated results of operations and financial position.

The Participating Securities and the Two-Class Method paragraphs of the Earning per Share (“EPS”) Topic of the FASB ASC clarifies that a share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common stockholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security. Accordingly, these awards are to be included in the computation of basic EPS pursuant to the two-class method. Prior-period EPS data shall be adjusted retrospectively, if material. This accounting standard is effective for the fiscal years beginning after December 15, 2008 and interim periods within those years. We implemented this standard as of April 25, 2009. Since it did not have a material impact on prior periods it was not applied retrospectively.

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

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This standard also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for interim or annual periods ending after June 15, 2009.  We implemented this standard during the thirteen weeks ended July 24, 2009. See “Note 19. Subsequent Events.”

Note 12.  Income Taxes

The U.S. and foreign components of income (loss) before income taxes and the provision for income taxes are presented in this table:

	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
Income (loss) before income taxes:
Domestic	$40,826,142	$29,190,583	$(8,627,510)
Foreign	(2,337,671)	(1,740,522)	(1,972,092)
	$38,488,471	$27,450,061	$(10,599,602)

Provision for current income tax expense:
Federal (1)	$905,431	$384,005	$64,721
State and local	421,486	254,785	68,440
Foreign	47,777	80,847	27,947
	$1,374,694	$719,637	$161,108
Provision for deferred income tax expense (benefit):
Federal	$(894,843)	$—	$—
State and local	9,804	9,804	(425,945)
Release of valuation allowance (2)	(40,450,068)	—	—
	$(41,335,107)	$9,804	$(425,945)
Total provision for income tax expense (benefit):	$(39,960,413)	$729,441	$(264,837)

(1)	The federal income tax provision for the fiscal years 2010, 2009 and 2008 consist of federal alternative minimum income tax.

(2)	As discussed below, a discrete adjustment to the valuation allowance was recorded as a tax benefit in our Consolidated Statement of Operations in the quarter ending October 23, 2009.

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income (loss) before income taxes:

	For the 53 Weeks Ended	For the 52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
U.S. statutory rate	35.0%	34.0%	(34.0)%
Change in deferred tax valuation allowance excluding impact of shortfall	(35.7)	(34.1)	29.1
Shortfall on settlement of options and restricted stock	2.9	2.4	30.8
Reduction in valuation allowance due to shortfall	(2.9)	(2.4)	(30.8)
Federal income tax provision	0.7	1.4	0.6
Foreign taxes	0.1	0.3	0.3
State and local tax provision	1.1	1.0	(3.4)
Research and development tax credit	(0.6)	—	—
Other, net	0.7	0.1	4.9
Release of valuation allowance	(105.1)	—	—
Effective tax rate	(103.8)%	2.7%	(2.5)%

    Significant components of our deferred tax assets are as follows:

	April 30, 2010	April 24, 2009
Deferred tax assets:
Federal net operating loss carryforwards	$59,719,172	$71,237,626
State net operating loss carryforwards and other	7,580,850	9,088,757
Deferred compensation expense	10,403,819	9,269,588
Foreign net operating loss carryforwards	9,615,036	8,512,810
Licensing income	2,003,485	2,430,857
Charitable contribution carryforwards	2,170,150	1,928,277
Federal alternative minimum tax credit carryforward	1,407,052	577,750
Accrued expenses	1,322,280	837,935
Property and equipment	647,702	652,735
R&D tax credit carryforward	477,552	—
Inventory costs capitalized	389,378	597,062
Reserves	388,902	318,775
Convertible Notes	252,495	1,965,550
Licensing Expense	120,306	—
Total deferred tax assets	96,498,179	107,417,722
Deferred tax valuation allowance	(54,746,932)	(107,001,582)
Net deferred tax assets	$41,751,247	$416,140

At April 30, 2010, we have net operating loss carryforwards of approximately $192.5 million for federal income tax purposes, expiring during the fiscal years 2021 through 2027, and tax credit carryforwards of approximately $5.3 million for federal income tax purposes expiring during the fiscal years 2012 through 2022. At April 30, 2010, we have net operating loss carryforwards of approximately $86.2 million for state and local income tax purposes, expiring at various dates beginning in the fiscal year 2011.

During the thirteen weeks ended October 23, 2009, we evaluated the recoverability of our deferred tax assets, and as a result, reduced our related valuation allowance by approximately $40.5 million due to the expected realization of deferred tax assets in the fiscal years after April 30, 2010. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in the Consolidated Statement of Operations in the thirteen weeks ended October 23, 2009. The amount of the tax benefit was equal to the amount of future year’s tax benefits we estimated as more likely than not to be realized, based on our evaluation of projected future taxable income. Our evaluation included an evaluation of the possible restrictions on the usage of our federal net operating loss carryforward due to the ownership change in August 2006 as defined in Section 382 of the Internal Revenue Code.

Our effective tax rate for the full fiscal year ending April 30, 2010, not including the discrete adjustment to the valuation allowance, was 1.3%.

We revised our federal tax rate to 35% from 34%, and as a result, our estimated federal taxable income increased by approximately $393,000 for the 53 weeks ended April 30, 2010, and our deferred tax assets increased by approximately $2.5 million, the effects of which were offset by a change in the valuation allowance.

The valuation allowance decreased by approximately $52.3 million for the 53 weeks ended April 30, 2010, due primarily to the discrete partial release of valuation allowance during the thirteen weeks ended October 23, 2009 and to the utilization of federal net operating loss carryforward. The valuation allowance decreased by approximately $4.0 million for the 52 weeks ended April 24, 2009, due primarily to the utilization of federal net operating loss carryforward. The valuation allowance decreased approximately $3.1 million for the 52 weeks ended April 25, 2008, due primarily to the utilization of federal net operating loss carryforward and the increase in deferred tax benefit for licensing income. In the fiscal years 2010, 2009 and 2008, the effect of tax shortfall on settlement of options and restricted stock is reflected in the rate reconciliation with the concurrent and offsetting reduction in the valuation allowance.

In connection with the issuance of our Convertible Notes as disclosed in “Note 6. Convertible Notes,” for tax purposes, the Convertible Note and the Note Hedge were considered a synthetic debt instrument under the rules of Treas. Reg. Section 1.1275-6. Tax benefits derived from amortization of the cost of the Note Hedge are recorded in equity when realized. In May 2008, Merrill Lynch International terminated the Note Hedge and the termination has been treated as a termination of the synthetic debt instrument pursuant to Treas. Reg. Section 1.1275-6(d)(2).

Of the total valuation allowance at April 30, 2010, approximately $21.2 million relates to stock option compensation deductions and $10.2 million relates to amortization of the Note Hedge prior to termination of the Convertible Notes / Note Hedge synthetic debt instrument on May 6, 2008. The tax benefit associated with stock option compensation deductions and the Note Hedge amortization will be credited to equity when realized.

Effective April 28, 2007, we adopted the accounting requirements that clarified the criteria for recognizing income tax benefits and requires disclosure of uncertain tax positions. The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority.  If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

The following is a roll forward of our total gross unrecognized tax benefit:

	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009
Balance at beginning of year	$5,007,741	$5,244,184
Tax positions related to current year	—	—
Tax positions related to prior years	—	—
Reductions for tax positions related to lapses of statute of limitations:
Credits	(304,569)	(198,178)
Change in effective tax rate (federal and state)	—	(38,265)
Balance at end of year	$4,703,172	$5,007,741

We do not expect that the amount of unrecognized tax benefits will change in the next 12 months. Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of administrative expense. For the 53 weeks ended April 30, 2010, we did not have any accrued interest or penalties associated with unrecognized tax benefits.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions.

Note 13.  Employee Retirement Savings Plan

We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”) which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We match 50% of employees’ contributions up to 6% of eligible earnings, subject to a five-year vesting period. We incurred expenses applicable to these contributions of approximately $1.1 million, $0.9 million and $0.8 million for the fiscal years 2010, 2009 and 2008, respectively.

Note 14.  Commitments and Contingencies

Post-market Clinical Surveillance.   Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval for treatment-resistant depression (“TRD”) in July 2005, we were required to conduct two clinical studies on TRD patients. One study, the patient dosing study, is a randomized controlled study assessing three different stimulation paradigms. We requested, and the FDA approved in July 2009, a reduction in the number of study subjects from 460 to 330.   We completed enrollment at 331 study subjects in February 2009 and the last patient visit was completed in March 2010. Preliminary results were released in May 2010, and a final report is due to the FDA in October 2010. The other study, the TRD registry, is a longitudinal registry that will follow 500 VNS patients and 500 non-VNS patients for up to five years. We are in ongoing discussions with the FDA regarding a reduction of enrollment in the TRD Registry, while ensuring the TRD Registry makes adequate progress toward completion. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for costs incurred but not paid as of the respective balance sheet dates.  From initiation of the studies in the fiscal year 2006 to April 30, 2010 we have incurred direct expenses of approximately $8.0 million for the dosing study and $3.3 million for the TRD registry.

License Agreements.  We have executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement we have been paying royalties at a rate of approximately 3% of net sales of generators and leads and will continue paying at this rate until the epilepsy patent expires July 16, 2011. Our royalty payments pursuant to this agreement are expensed as cost of goods sold as incurred and amounted to $4.9 million, $4.2 million and $3.6 million for the 53 weeks ended April 30, 2010, and the 52 weeks ended April 24, 2009 and April 25, 2008, respectively. While we do not expect royalties to be due under the terms of this license agreement after July 16, 2011, royalties would be due if we were to market products utilizing non-expired patents covered by this agreement.

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain patents and patent applications pertaining to weight reduction, hypertension or diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.  Accordingly, we are recognizing the $9.5 million up-front payment in revenue on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included in other long-term liabilities on the consolidated balance sheet as of April 30, 2010.

We entered into license and technology agreements with two collaboration partners during the thirteen weeks ended October 23, 2009. The agreements pertain primarily to seizure detection, wireless communication, and rechargeable battery technology.  The first agreement provides for payments by us of up to $1.2 million in fiscal year 2011.  Future payments by us are contingent on delivery of technology and related documentation by specified dates.  The agreements that pertain to the other collaboration call for total payments by us of up to $0.8 million over three years starting in fiscal year 2011 with additional possible future royalties subject to our right to terminate the agreements and cancel future obligations on 30 days written notice. During the 53 weeks ended April 30, 2010, we capitalized $2.0 million for intellectual property relating to the above agreements, which is being amortized over the remaining useful lives of the patents. The assets, net of amortization, are included in “Intellectual Property, net” of the Consolidated Balance Sheets.

Lease Agreements.  We lease facilities in Houston, Texas and several sales offices in Europe and transportation and office equipment under noncancelable operating leases.  In April, 2010 we re-negotiated our lease in Brussels, Belgium renewing the term on 16,700 square feet until April 2013.

Future minimum lease payments as of April 30, 2010 are as follows:

52/53 Weeks Ending on the last Friday of April:
2011	$3,361,204
2012	3,172,742
2013	3,065,754
2014	2,868,520
2015	1,907,950
Thereafter	—

Our building and equipment lease and rental expenses for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 and April 25, 2008 amounted to $3.3 million, $3.3 million and $3.0 million, respectively.

Distribution Agreements.  At April 30, 2010, we had more than 70 distribution agreements with independent distributors that grant the right to distribute our products in designated territories located in Canada, Mexico, Central and South America, Asia, Japan, Australia, the Middle East, Africa and parts of Europe. The distribution agreements generally grant the distributor exclusive rights for the designated territory for a specified period of time, generally one to three years. Under the terms of the agreement, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration.

Other Commitments.  We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, in order to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock, as of June 14, 2010, we could be obligated to repurchase from our executive officers as many as approximately 177,000 shares of our common stock within the period ending September 10, 2012.

Note 15.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquires from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Governmental Investigation of Options Granting Practices

In June 2006, the staff of the SEC advised us that it had commenced an informal inquiry of some of our stock option grants, and we received a subpoena from the Office of the U.S. Attorney for the Southern District of New York requesting documents related to our stock option grants practices and procedures. In October 2006, the SEC staff made an additional request for certain documents and information. We complied with the requests and have not had any communication with the SEC staff since August 2008; however, we will continue to cooperate if requested by the SEC staff or the U.S. Attorney’s Office.

Note 16.  Concentrations

Our cash equivalents represent potential concentrations of credit risk. We minimize potential concentrations of credit risk in cash equivalents by placing investments in high quality financial instruments and, as required by our corporate investment policy, limiting the amount of investment in any one issuing party. At April 30, 2010, management believes that we have no significant concentrations of credit risk related to these assets and we have incurred no material impairments in the carrying values of our cash equivalents.

Our trade accounts receivable represent potential concentrations of credit risk. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries and, accordingly, are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.

Our suppliers represent a potential concentration of procurement risk. We rely upon sole source suppliers for certain of the key components, materials and contract services used in manufacturing the VNS Therapy System. We periodically experience discontinuation or unavailability of components, materials and contract services which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources or redesigning specific components of the VNS Therapy System, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

Our customers’ insurance coverage represents a potential concentration of revenue stream risk. We rely upon favorable reimbursement, coverage and coding for VNS Therapy. Essentially all patients implanted with VNS Therapy for the treatment of epilepsy are covered by private payers, Medicare or Medicaid. VNS Therapy for epilepsy has specifically approved codes for physicians, surgeons and hospitals.

Note 17.  Geographic Information

	Net Sales
	53 Weeks Ended	52 Weeks Ended
	April 30, 2010	April 24, 2009	April 25, 2008
United States	$136,583,029	$116,385,898	$94,902,720
International	31,192,643	27,215,081	26,327,022
Total	$167,775,672	$143,600,979	$121,229,742

	Long-Lived Assets
	April 30, 2010	April 24, 2009	April 25, 2008
United States	$7,360,890	$5,398,021	$5,111,059
International	149,974	214,770	392,080
Total	$7,510,864	$5,612,791	$5,503,139

Sales are classified according to the country of destination, regardless of the shipping point.

All assets located outside of the U.S. are classified as “International.”

Note 18.  Quarterly Financial Information — Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Totals(1)
53 weeks ended April 30, 2010
Net sales	$38,501,237	$40,718,172	$40,821,276	$47,734,987	$167,775,672
Gross profit	33,161,092	35,600,460	35,868,640	42,237,885	146,868,077
Net income	7,865,459	50,144,117	8,849,004	11,590,304	78,448,884
Diluted income per share	0.23	1.73	0.29	0.41	2.67
52 weeks ended April 24, 2009
Net sales	$33,731,858	$36,031,971	$35,259,969	$38,577,181	$143,600,979
Gross profit	28,915,096	30,854,171	30,325,530	33,465,546	123,560,343
Net income	2,052,801	8,350,202	9,794,602	6,523,015	26,720,620
Diluted income per share	0.08	0.14	0.15	0.22	0.61
__________

(1)
EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full year EPS.

Note 19. Subsequent Events

There are no subsequent events to the fiscal year ending April 30, 2010 that require recognition in our consolidated results of operations or financial position. Subsequent to year end we repurchased an additional $8.4 million aggregate principal amount of our Convertible Notes resulting in a gain on early extinguishment of debt of approximately $83,000. Subsequent events were evaluated through the date the financial statements were issued.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.2	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.3	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.4	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.5	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.5
10.6	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.6
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.45†	Second Amendment to Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1
10.46†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.47†	Cyberonics 1998 Stock Option Notice of Stock Option Grant and Stock Options Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.6
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne, Reinstein, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.52†	Release Agreement dated June 1, 2009 between Cyberonics, Inc. and George E. Parker, III	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 24, 2009	000-19806	10.2
10.53†	Form of Non-Competition, No Solicitation and Confidential Information Agreement (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.2
10.54†	Form of Stock Option Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.3
10.55†	Form of Restricted Stock Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.4
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002