Form 10-Q
period 2010-07-30
CYBERONICS INC
filed 2010-08-26
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2010 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2010
Common Stock $0.01 par value	27,925,882

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe SA).
______________

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 30, 2010	April 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,651,778	$59,229,911
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowances of $518,250 and $620,412, respectively	25,024,663	26,185,143
Inventories	15,055,813	14,207,759
Deferred tax assets	7,251,685	12,126,758
Other current assets	2,533,520	2,495,019
Total Current Assets	107,517,459	115,244,590
Property and equipment, net of accumulated depreciation of $24,072,628 and $23,515,110	7,812,515	7,510,864
Intellectual property, net	4,501,438	1,948,266
Deferred tax assets	30,368,476	29,624,489
Other assets	1,063,409	1,435,768
Total Assets	$151,263,297	$155,763,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,617,259	$4,197,986
Accrued liabilities	13,889,721	19,127,267
Total Current Liabilities	17,506,980	23,325,253
Long-Term Liabilities:
Convertible notes	7,048,000	15,460,000
Deferred license revenue and other	5,744,883	6,119,077
Total Long-Term Liabilities	12,792,883	21,579,077
Total Liabilities	30,299,863	44,904,330
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,995,001 shares issued and 27,950,052 shares outstanding at July 30, 2010; and 28,611,475 shares issued and 27,699,911 shares outstanding at April 30, 2010	289,950	286,115
Additional paid-in capital	273,564,933	268,038,251
Common stock warrants	25,200,000	25,200,000
Treasury stock, 1,044,949 and 911,564 common shares at July 30, 2010 and April 30, 2010, respectively, at cost	(21,105,867)	(18,528,989)
Accumulated other comprehensive loss	(76,945)	(63,797)
Accumulated deficit	(156,908,637)	(164,071,933)
Total Stockholders' Equity	120,963,434	110,859,647
Total Liabilities and Stockholders' Equity	$151,263,297	$155,763,977

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended
	July 30, 2010	July 24, 2009
Net sales	$44,798,763	$38,501,237
Cost of sales	5,462,202	5,340,145
Gross profit	39,336,561	33,161,092
Operating expenses:
Selling, general and administrative	21,176,496	21,618,891
Research and development	6,468,867	5,030,089
Total operating expenses	27,645,363	26,648,980
Income from operations	11,691,198	6,512,112
Interest income	12,843	42,263
Interest expense	(108,339)	(502,685)
Gain on early extinguishment of debt	83,074	1,524,330
Other income (expense), net	(72,312)	492,889
Income before income taxes	11,606,464	8,068,909
Income tax expense	4,443,168	203,450
Net income	$7,163,296	$7,865,459

Basic income per share	$0.26	$0.29
Diluted income per share	$0.25	$0.23

Shares used in computing basic income per share	27,775,564	27,532,410
Shares used in computing diluted income per share	28,212,891	27,748,461

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
	July 30, 2010	July 24, 2009

Cash Flow From Operating Activities:
Net income	$7,163,296	$7,865,459
Non-cash items included in net income:
Depreciation	569,704	493,617
Gain on early extinguishment of debt	(83,074)	(1,524,330)
Unrealized loss (gain) in foreign currency transactions	101,733	(591,026)
Stock-based compensation	1,317,605	2,203,438
Deferred income taxes	4,131,086	2,451
Deferred license revenue amortization	(373,493)	(373,492)
Amortization of financing costs and other items	158,649	79,279
Changes in operating assets and liabilities:
Accounts receivable, net	897,305	(2,284,773)
Inventories	(842,241)	(588,709)
Other current assets	(59,448)	(421,555)
Other assets, net	263,600	297,058
Accounts payable and accrued liabilities	(5,733,125)	(1,146,256)
Net cash provided by operating activities	7,511,597	4,011,161

Cash Flow From Investing Activities:
Intellectual Property	(2,635,000)	––
Purchases of property and equipment	(939,968)	(715,340)
Net cash used in investing activities	(3,574,968)	(715,340)

Cash Flow From Financing Activities:
Repurchase of convertible notes	(8,241,260)	(13,845,400)
Proceeds from exercise of options for common stock	4,209,025	389,626
Purchase of treasury stock	(2,576,878)	(37,551)
Net cash used in financing activities	(6,609,113)	(13,493,325)

Effect of exchange rate changes on cash and cash equivalents	94,351	230,236
Net decrease in cash and cash equivalents	(2,578,133)	(9,967,268)
Cash and cash equivalents at beginning of period	59,229,911	66,225,479
Cash and cash equivalents at end of period	$56,651,778	$56,258,211

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$67,069	$113,249
Cash paid for income taxes	$317,120	$127,640

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended July 30, 2010

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Cyberonics for the periods presented. Operating results for the thirteen weeks ended July 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 29, 2011. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 30, 2010 (“2010 Form 10-K”).

    The fiscal years 2011, 2010 and 2009 will end or ended on April 29, 2011, April 30, 2010 and April 24, 2009, respectively. The fiscal years 2011 and 2009 will include or included 52 weeks, while the fiscal year 2010 included 53 weeks, with the extra week falling in the fourth quarter.

Note 2.  Stock Incentive and Purchase Plans

Stock-Based Incentives. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period). Our net income for the thirteen weeks ended July 30, 2010 and July 24, 2009, includes $1.3 million and $2.2 million, respectively, of stock-based compensation expense.

Stock Options.  We may grant options to directors, officers and key employees.  Options granted under the 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, the 2005 Stock Plan, the 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”) generally vest annually over four or five years following their date of grant and have maximum terms of 10 years. Stock option award exercise prices are set according to the applicable stock option plan and are equal to the closing price of our common stock on the day of the grant. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. This methodology takes into account variables such as implied and historic volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of option award and the exercise of options per group of employees.

Index

During the thirteen weeks ended July 30, 2010, we granted options on a total of 209,541 shares to officers and key employees at a weighted average fair market value of $11.78 per share optioned. During the thirteen weeks ended July 24, 2009, we granted options on a total of 316,000 shares to officers and key employees at a weighted average fair market value of $8.05 per share optioned. Each option award we issued vests at a rate of 25% on each of the first four anniversaries of the grant date. As of July 30, 2010, unrecognized compensation expense related to stock options was $6.0 million, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock awards to directors, officers and key employees at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they vest. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff-vest in one to three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also award restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. As of August 26, 2010, we could be obligated to repurchase from our executive officers as many as 177,124 shares of our common stock within the period ending June 15, 2013, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen weeks ended July 30, 2010, we granted a total of 113,546 restricted shares to directors, officers and key employees at a weighted average fair market value of $24.33 per share. These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or at a rate of 100% on the first or third anniversary of the grant date. During the thirteen weeks ended July 24, 2009, we granted a total of 389,350 restricted shares to officers, directors and key employees at a weighted average fair market value of $14.72 per share.  The restricted shares granted during the thirteen weeks ended July 24, 2009 vest at a rate of 25% on each of the first four anniversaries of the grant date or vest at a rate of 100% on the third anniversary of the grant date. Unamortized compensation expense related to restricted shares is $6.9 million and is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  As of July 30, 2010, 404,864 shares were available for issuance under the Stock Purchase Plan.  No compensation expense was recorded for the Stock Purchase Plan.

Index

Note 3.  Inventories

Inventories consisted of the following:

	July 30, 2010	April 30, 2010
	(Unaudited)
Raw materials	$5,748,654	$5,324,935
Work-in-process	2,888,938	3,071,470
Finished goods	6,418,221	5,811,354
	$15,055,813	$14,207,759

Note 4.  Acquired Intangible Assets

Our acquired intangible assets consist of intellectual property:

	Gross Purchase Amount	Amortization	Net Carrying Amount
Balances as of July 24, 2009 - unaudited	$––	$––	$––
Purchases & Amortization	2,000,000	(51,734)	––
Balances as of April 30, 2010	$2,000,000	$(51,734)	$1,948,266
Purchases & Amortization	2,635,000	(81,828)	2,553,172
Balances as of July 30, 2010 - unaudited	$4,635,000	$(133,562)	$4,501,438

In the current quarter we acquired intellectual property with a weighted average amortization period of 7.8 years. All of our intellectual property assets are amortized with no expected residual value. We have not renewed or extended the original terms of the agreements for any of our intellectual property assets.

The weighted average amortization period for our intellectual property is 8.2 years.  Estimated amortization is as follows:

Remaining fiscal year 2011	$414,046
Fiscal year 2012	567,119
Fiscal year 2013	567,119
Fiscal year 2014	567,119
Fiscal year 2015	567,119

Note 5.  Accrued Liabilities

Accrued liabilities consisted of the following:

	July 30, 2010	April 30, 2010
	(Unaudited)
Payroll and other compensation	$8,133,070	$13,074,835
Royalties	1,317,622	1,405,082
Clinical costs	940,571	772,153
Property tax and other tax accruals	1,471,773	1,330,827
Other	2,026,685	2,544,370
	$13,889,721	$19,127,267

Index

Note 6.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We accrue a liability, at the time of sale, for costs estimated to be incurred under our product warranties.  Accruals for warranty expense are made based upon projected product warranty claims. We include warranty expense with the cost of sales in the consolidated statements of operations, and, the warranty obligation with other current liabilities in the consolidated balance sheets. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Changes in our liability for product warranties are as follows:

	For the Thirteen Weeks Ended
	July 30, 2010	July 24, 2009
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$111,749	$121,659
Warranty expense (credit) recognized	(4,583)	(4,613)
Warranty settled	(1,255)	(1,814)
Balance at the end of the period	$105,911	$115,232

Note 7.  Convertible Notes

    In September 2005 we issued $125.0 million of Senior Subordinated Convertible Notes, at the interest rate of 3% per year on the principal amount, payable semi-annually, in arrears, in cash on March 27 and September 27 of each year (the “Convertible Notes”). The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert the Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. The offering of the Convertible Notes provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”).  The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

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

Index

During the thirteen weeks ended July 30, 2010, we repurchased approximately $8.4 million aggregate principal amount of our Convertible Notes in privately-negotiated transactions at an aggregate purchase price of approximately $8.2 million.  As a result of the purchases, we wrote off approximately $0.1 million in unamortized bond issue costs resulting in a gain on early extinguishment of debt of approximately $0.1 million. During the thirteen weeks ended July 24, 2009, we repurchased approximately $15.6 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions at a purchase price of approximately $13.8 million.  As a result of these purchases, we wrote off approximately $0.3 million in unamortized bond issue costs for a gain on early extinguishment of debt of approximately $1.5 million.

Fair Value of Convertible Notes

Fair value is defined as the price that would be paid to transfer a financial liability in an orderly manner between market participants at the measurement date. Inputs are categorized into three levels. The highest level, Level 1, is an unadjusted market quote from an active market for identical assets or liabilities; Level 2 are inputs to the fair value measurement that are observable for the asset or liability, either directly or indirectly; and Level 3 are inputs that are unobservable. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. We believe that the fair value measurement of our Convertible Notes falls into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt, which was approximately $7.1 million, based on the outstanding liability of approximately $7.0 million as of July 30, 2010.

Note 8. Convertible Note and Warrants

On September 27, 2005, in conjunction with the issuance of the Convertible Notes, we sold the Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet.  The Warrants expire, if not exercised, in October 2012.  The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share.

Note 9.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen weeks ended July 30, 2010 and July 24, 2009 was approximately $7.2 million and $8.0 million, respectively.

Note 10.  Income Taxes

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

Index

We assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the more-likely-than-not criterion, we establish a valuation allowance. We continually review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets.  This evaluation includes projected future taxable income, recent financial operations, limitations on the use of our net operating losses due to ownership changes, pursuant to IRC Section 382, and the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, the effects of new markets, changing technology, competitive pressures, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses.

Prior to the second quarter of prior fiscal year 2010 all of our deferred tax assets were offset with a valuation allowance. During the second quarter of the fiscal year 2010, we evaluated the recoverability of our deferred tax assets, and as a result, reduced our related valuation allowance by $40.5 million. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in the consolidated statement of operations in the thirteen weeks ended October 23, 2009. Our estimated effective tax rate for the fiscal year 2011 is 38.3% and is primarily due to our federal income tax rate of 35% plus state and foreign income taxes. Our estimated current tax rate for the fiscal year 2011 is 3% and is primarily due to our current federal income tax rate of 2% plus state and foreign taxes. Our effective tax rate for the fiscal year 2010 was approximately 1.3%, not including the discrete adjustment to the valuation allowance, primarily due to our federal alternative minimum tax and state income tax.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Note 11.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended
	July 30, 2010	July 24, 2009
Numerator:	(Unaudited)	(Unaudited)
Net income	$7,163,296	$7,865,459
Deduct effect of Convertible Notes	(6,809)	(1,466,084)
Diluted income	$7,156,487	$6,399,375

Denominator:
Basic weighted average shares outstanding	27,775,564	27,532,410
Stock options	241,279	39,235
Convertible Notes	196,048	176,816
Diluted weighted average shares outstanding	28,212,891	27,748,461
Basic income per share	$0.26	$0.29
Diluted income per share	$0.25	$0.23

Excluded from the computation of diluted income per share for the thirteen weeks ended July 30, 2010 and July 24, 2009 were outstanding options to purchase approximately 0.9 million and 2.0 million common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average fair market value. Our restricted shares are participating securities and are included in the computation of basic weighted average shares outstanding and basic income per share.

Index

Approximately $7.0 million and $46.7 million of our Convertible Notes were outstanding as of July 30, 2010 and July 24, 2009, respectively, convertible into approximately 169,831 and 1,125,663 shares of our common stock, respectively.  The convertible shares were included in dilutive shares for the thirteen weeks ended July 30, 2010.  The convertible shares were not included in dilutive shares for the thirteen weeks ended July 24, 2009, because under the “if-converted” method of the Earnings per Share Topic of the FASB ASC, they are anti-dilutive due to the effect on net income of converting debt into shares.

During the thirteen weeks ended July 30, 2010 and July 24, 2009, we purchased approximately $8.4 million and $15.6 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end. Based on this requirement, we included in dilutive shares for the thirteen weeks ended July 30, 2010 and July 24, 2009, 26,217 and 176,816 convertible shares, respectively.

Our Warrants, issued in conjunction with our Convertible Notes, were not included in the computation of diluted EPS because such Warrants’ exercise price of $50.00 per share was greater than the average market price of our common stock for all periods presented.

Note 12.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Note 13.  Use of Accounting Estimates

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

Note 14.  New Accounting Pronouncements

The Participating Securities and the Two-Class Method paragraphs of the Earning per Share (“EPS”) Topic of the FASB ASC clarifies that a share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders, irrespective of whether that award ultimately vests or remains unvested, shall be considered a participating security. Accordingly, these awards are to be included in the computation of basic EPS pursuant to the two-class method. Prior-period EPS data shall be adjusted retrospectively, if material. This accounting standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We implemented this standard as of April 25, 2009. It did not have a material impact on prior periods of our consolidated results of operations and was, therefore, not applied retrospectively.

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

Index

Note 15.  Commitments and Contingencies

    Post-Market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for treatment-resistant depression (“TRD”) in July 2005, we are required to conduct two clinical studies on TRD patients. One study, a patient dosing study, is a randomized controlled study assessing three different stimulation paradigms. We completed enrollment of study subjects in February 2009 and the last patient visit was completed in March 2010 with 331 VNS patients. The other study, a TRD registry, is a longitudinal registry that follows patients for up to five years. In August 2010, we received approval from the FDA to utilize in the TRD registry the VNS patients who were enrolled in the dosing study and to discontinue enrollment of non-VNS patients. As a result, we completed enrollment of the non-VNS patients in the TRD registry in January 2010 at approximately 300 non-VNS patients. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates.

    License Agreements. We have executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we have been paying royalties at a rate of 3% of net sales of generators and leads and will continue paying at this rate until the epilepsy patent expires July 16, 2011. Our royalty payments pursuant to this agreement are expensed as cost of goods sold as incurred and amounted to $1.3 million and $1.1 million for the 13 weeks ended July 30, 2010 and July 24, 2009, respectively. While we do not expect royalties to be due under the terms of this license agreement after July 16, 2011, royalties would be due if we were to market products utilizing non-expired patents covered by this agreement.

    Effective December 17, 2007, we entered into a license agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included with “Deferred License Revenue and Other” in our consolidated balance sheets as of July 30, 2010 and April 30, 2010.

We entered into license and technology agreements with two collaboration partners during the thirteen weeks ended October 23, 2009. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology and an implantable lead.  The first partner’s agreement provides for payments by us of up to $3.0 million, of which we have paid $2.5 million as of the end of the current quarter. Future payments by us are contingent on delivery of technology and related documentation by specified dates.  The agreements that pertain to the other collaboration provide for total payments by us of up to $1.3 million over three years ending in the fiscal year 2013, of which $0.8 million has been paid as the end of the current quarter. In addition, there are possible future royalties, subject to our right to terminate the agreements and cancel future obligations on 30 days written notice. During the current quarter ended July 30, 2010, we entered into an additional technology agreement with the first partner primarily for external charging accessory hardware and associated software. This agreement provides for payments by us of up to $1.9 million, of which $1.7 million was paid during the current quarter. During the thirteen weeks ended July 30, 2010 and July 24, 2009, we capitalized $2.6 million and $0.0 million, respectively, for intellectual property relating to the above agreements, which is being amortized either over the remaining useful life of such intellectual property or over the commercial life of such technology. See “Note 4. Acquired Intangible Assets”.

    Lease Agreements.  We lease office, storage and manufacturing facilities in Houston, Texas, administrative and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases.

Index

Distribution Agreements.  We have distribution agreements with independent distributors that grant the right to distribute our products in designated territories located in Canada, Mexico, Central and South America, Asia, Japan, Australia, the Middle East, Africa and parts of Europe. The distribution agreements generally grant the distributor exclusive rights for the designated territory for a specified period of time, generally one to three years. Under the terms of the distribution agreements, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration.

    Other Commitments.  We have agreements with our officers and directors whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable.

Note 16. Subsequent Events

There are no subsequent events to the quarter ended July 30, 2010 that required recognition in our consolidated results of operations or financial position. Subsequent to the current quarter end, we invested in a convertible note issued by one of our collaborative partners in the amount of $5.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

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

—	Our indebtedness and debt service obligations;
—	Our ability to access capital, including credit markets;
—
Failure to expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation therapy (“VNS Therapy”) or any component which comprises the VNS Therapy™ System for the treatment of epilepsy and depression;

Index

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

—	Failure to maintain the current regulatory approvals for our depression indication;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection, expiration and validity of the intellectual property that relates to VNS Therapy;
—	Changes in technology;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of operations, financial position or cash flows;
—	Changes in customer spending patterns; and
—	Continued volatility in the global market and worldwide economic conditions.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 30, 2010, (“2010 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities & Exchange Commission (the “SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six month periods ended July 30, 2010 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2010 Form 10-K.

Business Overview

We are a neuromodulation company incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique therapy, VNS Therapy, for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”).

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

Index

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

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, Russia, South America, Africa, Australia and certain countries in Eastern Asia, Russia, South America, Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  In calendar year 2009, CMS announced increases in the rates reimbursed to our customers for the insertion of both the generator and the lead portion of the VNS Therapy System effective for calendar year 2010.  In July 2010, CMS announced preliminary increases for the calendar year 2011, however, these rates are expected to be revised by the commencement of calendar year 2011. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

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

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  We are not currently engaged in active commercial efforts with respect to depression, and we have not initiated an additional randomized controlled clinical study for our depression indication.

In February 2009, we completed enrollment of our TRD patient dosing study, a randomized controlled study assessing three different stimulation paradigms, with 331 VNS Therapy patients, one of two TRD clinical studies required by the FDA as a condition of our 2005 approval for the TRD indication.  The last patient visit was completed in March 2010. Preliminary results were released in May 2010, and a final report is due to the FDA in August 2010. Based on the preliminary results released in May 2010, we announced that we would initiate discussions with CMS and some commercial payers with the objective of seeking coverage and reimbursement of VNS Therapy for TRD, although there can be no assurance that these objectives will be met. The other study, a TRD registry, is a longitudinal registry that follows patients for up to five years. In August 2010, we received approval from the FDA to utilize in the TRD registry the VNS patients who were enrolled in the dosing study and to discontinue enrollment of non-VNS patients. As a result, we completed enrollment of the non-VNS patients in the TRD registry in January 2010 at approximately 300 non-VNS patients.

Index

Our clinical development program has included pilot and pivotal studies using VNS Therapy (1) as an adjunctive therapy for reducing the frequency of seizures in patients over 12 years of age with partial onset seizures that are refractory to antiepileptic drugs and (2) as an adjunctive treatment for patients 18 years of age and older with chronic or recurrent depression who are in a major depressive episode. We have also conducted or provided support for small pilot studies for the use of VNS Therapy in the treatment of Alzheimer’s disease, anxiety, bulimia, fibromyalgia, obesity, obsessive-compulsive disorder, multiple sclerosis, traumatic brain injury and other indications. These studies have been conducted to determine the safety and effectiveness of VNS Therapy in these new indications and to determine which new indications might be considered for additional studies.

    Proprietary protection for our products is important to our business.  We seek U.S. and foreign patents on selected inventions, acquiring licenses under selected patents of third parties, and enter into invention and confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

We are actively engaged in determining how we can license or otherwise grant intellectual property rights to third parties in order to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 15. Commitments and Contingencies – License Agreements” for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development manufacturing costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs and related regulatory activities associated with the depression indication. As of July 30, 2010 we incurred an accumulated deficit of approximately $156.9 million.

Critical Accounting Policies and Significant Accounting Estimates

For a full discussion of our accounting policies that we identified as critical in the preparation of our consolidated results of operations and financial position, please refer to our 2010 Form 10-K.

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

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages):

	Thirteen Weeks Ended
	July 30, 2010	July 24, 2009	% Change
	(Unaudited)	(Unaudited)
Net Sales by Geographic Area:
U.S. net product sales	$37,833	$30,904	22.4
International net product sales	6,592	7,224	(8.7)
Total net product sales	$44,425	$38,128	16.5

Unit Sales by Geographic Area:
U.S unit sales	1,899	1,677	13.2
International unit sales	631	615	2.6
Total unit sales	2,530	2,292	10.4

Licensing Revenue	$373	$373	0.0

U.S. net product sales for the thirteen weeks ended July 30, 2010 increased by $6.9 million, or 22.4%, as compared to the thirteen weeks ended July 24, 2009, due to a sales volume increase of 13.2% and increased average selling prices of 9.2%. The average selling price increased due to continued higher market penetration of our new product models, the DemipulseTM generator (single pin) and the Demipulse DuoTM generator (dual pin) and a price increase of 4% in January 2010. International net product sales for the thirteen weeks ended July 30, 2010 decreased by $0.6 million, or 8.7%, as compared to the thirteen weeks ended July 24, 2009, due to decreased average selling prices of 11.4%, offset by a sales volume increase of 2.6%. The average selling prices decreased due a higher proportion of sales to distributors and an unfavorable foreign currency impact of 4.6%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of sales:

	Thirteen Weeks Ended
	July 30, 2010	July 24, 2009
	(Unaudited)	(Unaudited)
Cost of sales	12.2%	13.9%
Selling, general and administrative	47.3%	56.2%
Research and development	14.4%	13.1%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales for the thirteen weeks ended July 30, 2010 decreased 1.7 percentage points to 12.2% when compared to the thirteen weeks ended July 24, 2009.  The decrease in our cost of sales was primarily a result of higher prices and increased sales of the newer Demipulse generators that have slightly higher margins as compared to older models.

Index

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities.  SG&A expenses for the thirteen weeks ended July 30, 2010, as a percentage of net sales, decreased by 8.9 percentage points to 47.3%, as compared to the thirteen weeks ended July 24, 2009. This decrease was not only a result of increased sales but also due to decreased stock-based compensation and decreased international expenses.

Research and Development (“R&D”) Expenses

R&D expenses are comprised of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended July 30, 2010 increased in dollar terms 29%, and, as a percentage of sales, 1.3 percentage points to 14.4%, as compared to the thirteen weeks ended July 24, 2009. The increase was primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy.

Interest Expense

In September 2005 we issued $125.0 million of Senior Subordinated Convertible Notes, (the “Convertible Notes”), at the rate of 3% per year on the principal amount, payable semi-annually, in arrears, in cash on March 27 and September 27 of each year. See “Note 7. Convertible Notes” in the Notes to Consolidated Financial Statements for a description of the Convertible Notes. Interest expense of approximately $108,000 for the thirteen weeks ended July 30, 2010 decreased by 79%, as compared to interest expense of approximately $503,000 for the thirteen weeks ended July 24, 2009 due to the decline in the average outstanding balance of our Convertible Notes during the respective periods.

Other Income (Expense), Net

Other expense, net, of $72,312 for the thirteen weeks ended July 30, 2010 consisted of net foreign currency transaction losses associated primarily with a slight strengthening of the U.S. dollar against the euro.  Other income, net, of $492,889 for the thirteen weeks ended July 24, 2009, consisted of net foreign currency transaction gains primarily associated with the weakening of the U.S. dollar against the euro.

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

During the second quarter of the fiscal year 2010, we evaluated the recoverability of our deferred tax assets, and as a result, reduced our valuation allowance by approximately $40.5 million. This partial reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in our consolidated statement of operations during the thirteen weeks ended October 23, 2009. Our effective tax rate for the 53 weeks ended April 30, 2010 was approximately 1.3%, not including the discrete adjustment to the valuation allowance, consisting primarily of federal alternative minimum tax and state income taxes. As a result of the partial reversal of our valuation allowance our expected annual effective tax rate for the fiscal year ending April 29, 2011 is 38.3%.

Index

Non-GAAP Financial Measures

We disclose financial measurements in our press announcements and conference calls that present financial information that is not in accordance with U.S. GAAP.  Management uses and presents non-GAAP net income and non-GAAP income per diluted share because management believes that in order to better understand our short- and long-term financial trends, the impact of these unusual items should be eliminated from on-going operating activities. These measurements are not a substitute for U.S. GAAP measurements, although we use these measurements as aids in monitoring our on-going financial performance on a regular basis and for benchmarking against other medical technology companies. Non-GAAP net income and non-GAAP income per diluted share measure the net income and income per share of the company excluding the gain on early extinguishment of our Convertible Notes and including tax expense at an estimated effective tax rate of 38.3%, instead of the actual effective tax rate of less than 3%, for the quarter ending July 24, 2009, in order to show both periods at the same effective tax rate. We also use income before interest, other income (expense), the income tax provision, depreciation and amortization, non-cash equity compensation and gain on the early extinguishment of our Convertible Notes to arrive at non-GAAP EBITDA.

Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.  Investors should consider non-GAAP measures in addition to, and not a substitute for, or superior to, financial performance measures prepared in accordance with GAAP.

The following table sets forth the reconciliation between GAAP and non-GAAP financial measures:

	Thirteen Weeks Ended
	July 30, 2010	July 24, 2009
Net income	$7,163,296	$7,865,459
Deduct tax expense at an effective tax rate of 38.3%	––	(2,886,942)
Deduct gain on early extinguishment of debt, includes tax considerations among other effects at an effective tax rate of 38.3%	(46,215)	(903,195)
Non-GAAP net income:	$7,117,081	$4,075,322

Diluted shares outstanding	28,212,891	27,748,461
Non-GAAP diluted shares outstanding	28,212,891	27,748,461

Diluted income per share	$0.25	$0.23
Non-GAAP diluted income per share	$0.25	$0.15

Income from Operations	$11,691,198	$6,512,112
Depreciation and amortization	662,549	572,896
Equity based compensation	1,317,605	2,203,438
EBITDA	$13,671,352	$9,288,446

Liquidity and Capital Resources

Cash

    Cash decreased by approximately $2.6 million, to $56.7 million, during the thirteen weeks ended July 30, 2010. This decrease was primarily due to the repurchase of our Convertible Notes costing $8.2 million, the acquisitions of intellectual property of $2.6 million and the purchase of treasury stock of $2.6 million, offset by cash provided by operations of $7.5 million and the proceeds from the exercise of compensatory stock option awards of $4.2 million.  Cash decreased by $10.0 million, to $56.3 million, during the thirteen weeks ended July 24, 2009, due primarily to the repurchase of our Convertible Notes costing $13.8 million, offset by the increase in cash provided by operations of $4.0 million.

Index

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 30, 2010 and July 24, 2009 was as follows (in thousands):

	Thirteen Weeks Ended
	July 30, 2010	July 24, 2009	Change
	(Unaudited)	(Unaudited)
Operating activities	$7,512	$4,011	$3,501
Investing activities	(3,575)	(715)	(2,860)
Financing activities	(6,609)	(13,493)	6,884

Operating Activities

Net cash provided by operating activities during the thirteen weeks ended July 30, 2010 increased by $3.5 million to $7.5 million, as compared to the thirteen weeks ended July 24, 2009.  The increased cash generated by operations was primarily due to increased revenues, offset by a decrease in gains from Convertible Note repurchases and increased R&D spending.

Investing Activities

Net cash used in investing activities during the thirteen weeks ended July 30, 2010 increased by approximately $2.9 million to $3.6 million, as compared to the thirteen weeks ended July 24, 2009. The increased investing was primarily due to $2.6 million in intellectual property acquired during the thirteen weeks ended July 30, 2010, which was related primarily to licensing of external charging accessory hardware and seizure detection technologies. Planned investment in intellectual property in fiscal year 2011 is approximately $3.1 million.

Financing Activities

Net cash used in financing activities during the thirteen weeks ended July 30, 2010 decreased by approximately $6.9 million to $6.6 million as compared to the thirteen weeks ended July 24, 2009.  The primary reasons for the decreased financing expenditures were decreased repurchases of our Convertible Notes and an increase in proceeds from exercise of compensatory stock options offset by increased purchases of treasury stock.

Debt Instruments and Related Covenants

Convertible Notes

During the thirteen weeks ended July 30, 2010 and July 24, 2009, we repurchased approximately $8.4 million and $15.6 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions.

Index

Contractual Obligations

A summary of contractual obligations as of July 30, 2010 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$3,392,374	$6,304,610	$4,090,315	$—	$13,787,299
Inventory purchases (2)	1,968,500	—	—	—	1,968,500
Interest on Convertible Notes (3)	138,630	129,767	—	—	268,397
Other (4)	1,183,108	329,862	—	—	1,512,970
Contractual obligations reflected in the balance sheet:
Convertible Notes (5)	72,810	7,048,000	—	—	7,120,810
Total	$6,755,422	$13,812,239	$4,090,315	$—	$24,657,976

(1)	Reflects operating lease obligations related to facilities and office equipment.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities.  These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)	Reflects interest obligations related to the Convertible Notes that are not shown as a liability in our consolidated balance sheet as of July 30, 2010.
(4)
Reflects certain material purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events, an information technology service agreement and license and technology agreements with collaboration partners.

(5)
Reflects principal and interest obligations currently reported in our consolidated balance sheet related to the Convertible Notes presented as if the Convertible Notes were to become due and payable on December 27, 2011 in accordance with the Supplemental Indenture.

While we cannot guarantee it, we believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2011.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in Part II, Item 1A, “Risk Factors” below.

Impact of New Accounting Pronouncements

See “Note 14. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure or invest in interest rate derivative securities. Based on the average outstanding balances in cash and cash equivalents as of July 30, 2010, a 100-basis point change in interest rates as of July 30, 2010 would not have had a material impact on our consolidated results of operations.

Index

Foreign Currency Exchange Rate Risk

    Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Our wholly-owned foreign subsidiary is consolidated into our financial results and is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the euro and the pound, the effect on net income for the thirteen weeks ended July 30, 2010 would have been favorable by approximately $650,000, or 9.1%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro and the pound, the impact on net income for the thirteen weeks ended July 30, 2010 would have been unfavorable by approximately $572,000, or 8.0%.

    For further information on our market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

    We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2010.

Changes in Internal Control over Financial Reporting

    We implemented a new system for our Human Resource and Payroll functions in May 2010. During the thirteen weeks ended July 30, 2010, there have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings, if any, are discussed in “Note 12. Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 12, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period.

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

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2010 Form 10-K.  There has been no material change in the risk factors set forth in our 2010 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
May 1 – June 4, 2010	––	18.82	98,800	814,545
June 5 – July 2, 2010	––	18.35	11,300	803,245
July 3 – July 30, 2010	––	21.82	20,000	783,245
Total	––	19.24	130,100	783,245
____________________________

(1)	Shares are purchased at market value.

(2)	In February, 2010 the Board of Directors authorized a share repurchase program of up to 1.0 million shares.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 31.1, 31.2 & 32.1) with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2011 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 24, 2010	000-19806
10.2*†	Form of First Amendment to Employment Agreement (Messers. Browne, Wise, Reinstein, Simpson, Morris, and Olin)
10.3*†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics, Inc. and Daniel J. Moore
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 26, 2010

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2011 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 24, 2010	000-19806
10.2*†	Form of Amended Employment Agreement (Messers. Browne, Wise, Reinstein, Simpson, Morris, and Olin)
10.3*†	Third Amendment to Employment Agreement dated July __, 2010 between Cyberonics, Inc. and Daniel J. Moore
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002