Form 10-Q
period 2010-10-29
CYBERONICS INC
filed 2010-11-22
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2010 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2010
Common Stock $0.01 par value	28,016,328

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe BVBA).
______________

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 29, 2010	April 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,908,693	$59,229,911
Restricted cash	––	1,000,000
Accounts receivable, net of allowances of $577,153 and $620,412, respectively	26,023,095	26,185,143
Inventories	15,789,549	14,207,759
Deferred tax assets	15,428,651	12,126,758
Other current assets	1,892,296	2,495,019
Total Current Assets	127,042,284	115,244,590
Property and equipment, net of accumulated depreciation of $24,765,266 and $23,515,110	8,291,326	7,510,864
Intellectual property, net	4,717,034	1,948,266
Long-term investments	5,060,000	––
Deferred tax assets	45,993,885	29,624,489
Other assets	1,065,949	1,435,768
Total Assets	$192,170,478	$155,763,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,686,614	$4,197,986
Accrued liabilities	16,614,902	19,127,267
Total Current Liabilities	20,301,516	23,325,253
Long-Term Liabilities:
Convertible notes	7,048,000	15,460,000
Deferred license revenue and other	5,370,474	6,119,077
Total Long-Term Liabilities	12,418,474	21,579,077
Total Liabilities	32,719,990	44,904,330
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 29,151,081 shares issued and 28,033,057 shares outstanding at October 29, 2010; and 28,611,475 shares issued and 27,699,911 shares outstanding at April 30, 2010	291,511	286,115
Additional paid-in capital	288,916,352	268,038,251
Common stock warrants	25,200,000	25,200,000
Treasury stock, 1,118,024 and 911,564 common shares at October 29, 2010 and April 30, 2010, respectively, at cost	(22,734,492)	(18,528,989)
Accumulated other comprehensive loss	(255,491)	(63,797)
Accumulated deficit	(131,967,392)	(164,071,933)
Total Stockholders' Equity	159,450,488	110,859,647
Total Liabilities and Stockholders' Equity	$192,170,478	$155,763,977

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009

Net sales	$47,461,569	$40,718,172	$92,260,332	$79,219,409
Cost of sales	5,551,269	5,117,712	11,013,472	10,457,857
Gross profit	41,910,300	35,600,460	81,246,860	68,761,552
Operating expenses:
Selling, general and administrative	22,119,468	21,372,020	43,295,962	42,990,911
Research and development	7,025,901	5,145,194	13,494,768	10,175,283
Total operating expenses	29,145,369	26,517,214	56,790,730	53,166,194
Income from operations	12,764,931	9,083,246	24,456,130	15,595,358
Interest income	76,433	23,504	89,275	65,767
Interest expense	(96,505)	(430,848)	(204,844)	(933,533)
Gain on early extinguishment of debt, net	––	672,137	83,074	2,196,466
Other income (expense), net	(259,482)	332,905	(331,794)	825,795
Income before income taxes	12,485,377	9,680,944	24,091,841	17,749,853
Income tax benefit	(12,455,868)	(40,463,173)	(8,012,700)	(40,259,723)
Net income	$24,941,245	$50,144,117	$32,104,541	$58,009,576

Basic income per share	$0.89	$1.81	$1.15	$2.10
Diluted income per share	$0.88	$1.73	$1.13	$1.96

Shares used in computing basic income per share	27,946,936	27,748,669	27,861,250	27,640,539
Shares used in computing diluted income per share	28,419,934	28,876,518	28,323,396	28,873,183

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
	October 29, 2010		October 23, 2009

Cash Flow From Operating Activities:
Net income		$32,104,541	$58,009,576
Non-cash items included in net income:
Depreciation		1,307,749	1,017,015
Gain on early extinguishment of debt		(83,074)	(2,196,466)
Unrealized gain in foreign currency transactions		(765,112)	(719,792)
Stock-based compensation		3,073,041	4,455,545
Deferred income taxes		(8,704,833)	(40,619,551)
Deferred license revenue amortization		(746,985)	(746,984)
Amortization of financing costs and other items		188,268	249,432
Changes in operating assets and liabilities:
Accounts receivable, net		235,392	(1,782,473)
Inventories		(1,392,848)	(1,182,686)
Other current assets		1,537,513	463,669
Other assets, net		271,763	2,375
Accounts payable and accrued liabilities		(3,160,497)	(37,003)
Net cash provided by operating activities		23,864,918	16,912,657

Cash Flow From Investing Activities:
Release of restricted cash		1,000,000	––
Acquired intellectual property		(2,995,000)	(900,000)
Purchases of property, plant and equipment		(2,080,390)	(1,537,564)
Investments in convertible debt securities		(5,000,000)	(100,000)
Net cash used in investing activities		(9,075,390)	(2,537,564)

Cash Flow From Financing Activities:
Repurchase of convertible notes		(8,241,260)	(20,565,400)
Proceeds from issuance of common stock		6,868,352	597,692
Purchase of treasury stock		(4,205,503)	(37,551)
Net cash used in financing activities		(5,578,411)	(20,005,259)

Effect of exchange rate changes on cash and cash equivalents		(532,335)	(96,375)
Net increase (decrease) in cash and cash equivalents		8,678,782	(5,726,541)
Cash and cash equivalents at beginning of period		59,229,911	66,225,479
Cash and cash equivalents at end of period		$67,908,693	$60,498,938

Supplementary Disclosures of Cash Flow Information:	$
Cash paid for interest		$204,087	$213,012
Cash paid for income taxes		$963,948	$594,831

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended October 29, 2010

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Cyberonics for the periods presented. Operating results for the thirteen and twenty-six weeks ended October 29, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 29, 2011. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 30, 2010 (“2010 Form 10-K”).

    The fiscal years 2011, 2010 and 2009 will end or ended on April 29, 2011, April 30, 2010 and April 24, 2009, respectively. The fiscal years 2011 and 2009 will include or included 52 weeks, while the fiscal year 2010 included 53 weeks, with the extra week falling in the fourth quarter.

Note 2.  Stock Incentive and Purchase Plans

Stock-Based Incentives. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period). Our net income for the thirteen and twenty-six weeks ended October 29, 2010, includes $1.8 million and $3.1 million, respectively, of stock-based compensation expense. Our net income for the thirteen weeks and twenty-six weeks ended October 23, 2009, includes $2.3 million and $4.5 million, respectively, of stock-based compensation expense.

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

During the thirteen weeks ended October 29, 2010, we granted options on a total of 5,000 shares to key employees at a weighted average fair market value per share optioned of $9.33. During the twenty-six weeks ended October 29, 2010, we granted options on a total of 214,541 shares to officers and key employees at a weighted average fair market value per share optioned of $11.72. During the thirteen weeks ended October 23, 2009, we did not grant any options.  During the twenty-six weeks ended October 23, 2009, we granted options on a total of 315,828 shares to officers and key employees at a weighted average fair market value of $8.05 per share optioned. Each option award we issued vests at a rate of 25% on each of the first four anniversaries of the grant date. As of October 29, 2010, unrecognized compensation expense related to stock options was $5.9 million, which is expected to be recognized over a weighted average period of 2.7 years.

Index

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock-based awards to directors, officers and key employees at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. The sale or transfer of the shares is restricted until they vest. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff-vest in one or three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also award restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. As of November 22, 2010, we could be obligated to repurchase from our executive officers as many as 160,704 shares of our common stock within the period ending June 15, 2013, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen and twenty-six weeks ended October 29, 2010, we granted a total of 2,000 and 115,546  restricted shares, respectively, to officers, directors and key employees at a fair market value of $24.55 and $24.33, respectively.  These awards vest at a rate of 25% on each anniversary of the grant date or at 100% on the first or third anniversary of the grant date. During the thirteen weeks ended October 23, 2009, we did not grant any restricted shares. During the twenty-six weeks ended October 23, 2009, we granted a total of 389,350 restricted shares to officers, directors and key employees at a fair market value of $14.72 per share. These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or at a rate of 100% on the third anniversary of the grant date. Unamortized compensation expense related to restricted shares is $5.9 million, which is expected to be recognized over a weighted average period of 1.7 years starting in our next fiscal quarter.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  As of October 29, 2010, 404,864 shares were available for issuance under the Stock Purchase Plan.  No compensation expense was recorded for the Stock Purchase Plan.

Note 3. Long-Term Investments

Our long-term investments consist of investments in two convertible debt securities issued by start-up non-public corporations. These investments are related to our technological collaborative efforts described in “Note 7.  Intellectual Property.”

Investments in debt and equity are generally carried at fair value. Changes in fair value are recorded in the statement of operations or in ‘other comprehensive income,’ depending on the classification of the investment. Investments are classified as ‘held-to-maturity’, ‘available-for-sale’ or ‘trading’. We classify our investments in convertible debt instruments as ‘available-for-sale’. We record changes in fair value in Accumulated Other Comprehensive Loss in the consolidated balance sheets. We evaluate whether unrealized losses on investments in debt securities indicate other-than-temporary impairment. An other-than-temporary impairment would be recognized in the consolidated statement of operations as a component of Selling, General and Administrative Expense.

Quantification of an other-than-temporary impairment loss requires the consideration of a variety of factors including the quality and estimated value of the underlying credit support and financial condition of the issuing entity.

Index

Our first investment in convertible debt securities was made in the quarter ended January 23, 2009, was increased in the quarter ended October 23, 2009 and matures in December 2011 unless converted to stock earlier. The carrying value of this security, as of October 29, 2010, has been reduced to zero due to its being fully impaired. The second investment was made in the quarter ended October 29, 2010 and matures in May 2013 unless converted to stock earlier. Interest accrues during the term of this security and is payable at maturity or is convertible to stock if the host instrument is converted. We accrue interest on this debt security, and based on our evaluation, we have not impaired this security as of October 29, 2010. Interest accrued was included in the amortized cost basis of the security and recognized with interest income in our consolidated statement of operations. See “Note 4. Fair Value Measurement” for further details regarding our investments in convertible debt securities.

Note 4. Fair Value Measurements

Fair value is defined as the exit price, or the amount that we would receive upon selling our assets in an orderly transaction to a market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

—	Level 1 – Inputs are quoted prices in active markets for identical assets.
—
Level 2 – Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

—	Level 3 – Inputs are unobservable inputs for the asset.

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based upon the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.

The carrying amount of cash, cash equivalents, inventory, property plant and equipment and intellectual property in our consolidated balance sheets approximated fair value.

The Convertible Notes we issued are not carried at fair value. We estimate the fair value of our debt using inputs that we believe fall into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt, which was approximately $7.3 million, based on the outstanding liability of approximately $7.0 million, as of October 29, 2010, and approximately $15.2 million, based on the outstanding liability of approximately $15.5 million, as of April 30, 2010.

We use a market approach to estimate the fair value of our investments in convertible debt securities, and the inputs to our valuation fall into Level 3 of the fair value hierarchy. Significant unobservable inputs to our fair value measurement include the liquidity of the issuer, the likelihood of successful completion of clinical trials or other research efforts and the marketability of the issuing entity’s technology.

The following table provides a reconciliation of the beginning and ending balances of our investments in ‘available-for-sale’ convertible debt securities measured at fair value on a recurring basis that use significant unobservable inputs (Level 3).  We have had no transfers between levels for the periods presented below:

Index

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$––	$––	$––	$––
Net purchases and settlements	5,000,000	100,000	5,000,000	100,000
Accrued interest	60,000	––	60,000	––
Other-than-temporary impairment losses recognized in income	––	(100,000)	––	(100,000)
Ending balance	$5,060,000	$––	$5,060,000	$––

The following table summarizes the unrealized gains and losses for our investments in ‘available-for-sale’ convertible debt securities as of October 29, 2010:

	October 29, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Convertible Debt Securities	$5,060,000	$––	$––	$5,060,000

Note 5. Foreign Currency Exposure

During the quarter ended October 29, 2010, we entered into foreign currency forward derivative contracts with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. The use of derivative instruments allows us to partially manage the risk resulting from fluctuations in foreign currency exchange rates. We do not enter into forward exchange derivative contracts for speculative purposes.

We purchased euro forward contracts, during the quarter ended October 29, 2010, with notional amounts totaling euro 8.0 million. At inception of the foreign currency forward contracts we designated them as non-hedge derivative instruments. All of our derivative contracts were settled prior to October 29, 2010.

Losses associated with our foreign currency forward derivative contracts not designated as hedging instruments were as follows:

		Amount of loss recognized in income
		For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
Derivative	Location of gain or (loss) recognized in income	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009
Euro forward contracts	Other income (expense), net	$(820,400)	$––	$(820,400)	$––

The losses above were largely offset by transactional unrealized gains on the foreign currency denominated assets and liabilities. These transactional unrealized gains were included in Other Income (Expense), Net on the consolidated statement of operations.

Note 6.  Inventories

Inventories consisted of the following:

	October 29, 2010	April 30, 2010
	(Unaudited)
Raw materials	$6,258,597	$5,324,935
Work-in-process	3,033,589	3,071,470
Finished goods	6,497,363	5,811,354
	$15,789,549	$14,207,759

Index

Note 7.  Intellectual Property

We capitalize purchased intellectual property and amortize the investments over their useful lives. The investments have no expected residual value after amortization. We have not renewed or extended the original terms of the agreements for any of our intellectual property assets. We recognize impairments to these assets when such impairments are other-than-temporary.

Our intellectual property investments have resulted from license and technology agreements with two collaborative partners. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software and an implantable lead.  During the quarter ended October 29, 2010, we accepted delivery of additional technology primarily related to leads from one of our collaborative partners, resulting in the capitalization of $360,000, which is being amortized over 7.5 years. In addition, in the quarter ended October 29, 2010, we invested in a convertible debt security of this collaborative partner, as discussed in “Note 3. Long-Term Investments.”

We purchased and amortized intellectual property during the fiscal year 2011 as follows:

	Gross Purchase Amount	Amortization	Net Carrying Amount
Balances as of April 30, 2010	$2,000,000	$(51,734)	$1,948,266
Purchases & Amortization	2,995,000	(226,232)	2,768,768
Balances as of October 29, 2010 (unaudited)	$4,995,000	$(277,966)	$4,717,034

We purchased and amortized intellectual property during the fiscal year 2010 as follows:

	Gross Purchase Amount	Amortization	Net Carrying Amount
Balances as of April 24, 2009	$––	$––	$––
Purchases & Amortization	900,000	(3,306)	896,694
Balances as of October 23, 2009 (unaudited)	$900,000	$(3,306)	$896,694
Purchases & Amortization	1,100,000	(48,428)	1,051,572
Balances as of April 30, 2010	$2,000,000	$(51,734)	$1,948,266

The weighted average amortization period for all of our intellectual property is 8.2 years.  Estimated amortization is as follows:

Remaining fiscal year 2011	$296,268
Fiscal year 2012	615,124
Fiscal year 2013	615,124
Fiscal year 2014	615,124
Fiscal year 2015	615,124

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

	October 29, 2010	April 30, 2010
	(Unaudited)
Payroll and other compensation	$11,088,763	$13,074,835
Royalties	1,399,902	1,405,082
Property tax and other tax accruals	1,193,431	1,330,827
Clinical costs	1,052,392	772,153
Other	1,880,414	2,544,370
	$16,614,902	$19,127,267

Index

Note 9.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We accrue a liability, at the time of sale, for costs estimated to be incurred under our product warranties.  Accruals for warranty expense are made based upon projected product warranty claims. We include warranty expense with the cost of sales in our consolidated statements of operations and the warranty obligation with other current liabilities in our consolidated balance sheets. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Changes in our liability for product warranties are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$105,911	$115,232	$111,749	$121,659
Warranty expense (credit) recognized	1,127	(1,211)	(3,457)	(5,824)
Warranty settled	(1,869)	––	(3,123)	(1,814)
Balance at the end of the period	$105,169	$114,021	$105,169	$114,021

Note 10.  Convertible Notes

    In September 2005, we issued $125.0 million of Senior Subordinated Convertible Notes, at the interest rate of 3% per year on the principal amount, payable semi-annually, in arrears, in cash on March 27 and September 27 of each year (the “Convertible Notes”). The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase their Convertible Notes, or in any combination of cash and shares of our common stock. The offering of the Convertible Notes provided net proceeds of approximately $121.0 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”).  The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

    In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we are required to repurchase, at par value, any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity.  The Supplemental Indenture made no other changes to the terms of the Indenture.

Index

    The table below lists the gains on the repurchase of our Convertible Notes:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Repurchased aggregate principal amount of our Convertible Notes	$––	$7,500,000	$8,412,000	$23,124,000
Aggregate purchase price	––	6,720,000	8,241,260	20,565,400
Unamortized bond issue costs written off	––	107,863	87,666	362,134
Gain	$––	$672,137	$83,074	$2,196,466

Note 11. Convertible Notes and Warrants

On September 27, 2005, in conjunction with the issuance of the Convertible Notes, we sold the Warrants. The Warrants are recorded in stockholders’ equity on our consolidated balance sheet.  The Warrants expire, if not exercised, in October 2012.  The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share.

Note 12.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen and twenty-six weeks ended October 29, 2010 was approximately $24.8 million and $31.9 million, respectively. Comprehensive income for the thirteen and twenty-six weeks ended October 23, 2009 was approximately $50.2 million and $58.1 million, respectively.

Note 13.  Income Taxes

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

We assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not" criterion, we establish a valuation allowance. We continually review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets.  This evaluation includes projected future taxable income, recent financial operations, limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code  Section 382, and the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, the effects of new markets, changing technology, competitive pressures, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses.

Index

Prior to the quarter ended October 23, 2009, all of our deferred tax assets were offset with a valuation allowance. During the quarter ended October 23, 2009, we evaluated the recoverability of our deferred tax assets and, as a result, reduced our related valuation allowance by $40.5 million. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in our consolidated statement of operations in the quarter ended  October 23, 2009.

During the quarter ended October 29, 2010, we evaluated the recoverability of our deferred tax assets and, as a result, we reduced our valuation allowance by $19.9 million.  This reduction in the valuation allowance was a discrete event and $8.9 million was recorded as a tax benefit in our consolidated statement of operations and $11.0 million was recorded as a benefit in Additional Paid-In Capital on our consolidated balance sheet. At October 29, 2010 we still had a valuation allowance of $35.2 million against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable.

We operate in Europe with a subsidiary, Cyberonics Europe, BVBA/SPRL (“Cyberonics Europe, BVBA”). Cyberonics Europe, BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium.  We made a check-the-box election to treat Cyberonics, Europe, BVBA as a disregarded entity for U.S. federal tax purposes in the quarter ended October 29, 2010. In conjunction with this transaction, we recognized as a discrete event, a net $9.0 million income tax benefit resulting from the repatriation of the losses realized by Cyberonics Europe BVBA. The Internal Revenue Service could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during the quarter ended October 29, 2010. Consequently, we have recorded an uncertain tax position contingency for the tax benefit as of October 29, 2010.  The total amount of uncertain tax position contingency as of October 29, 2010 was $6.2 million.

Our estimated effective tax rate for fiscal year 2011 is approximately 40% and is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. However, we expect our effective tax rate to fluctuate through the rest of fiscal year 2011 and fiscal years 2012 and 2013. These fluctuations will be due primarily to the potential impact of “shortfalls” resulting from stock option exercises or cancellations and restricted stock vesting. “Shortfalls” are driven by the stock price on the date of grant, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly. The effective tax rate may be mitigated by the impact of the research and development tax credit if and when those provisions are extended by Congress.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Index

Note 14.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$24,941,245	$50,144,117	$32,104,541	$58,009,576
Effect of Convertible Notes	38,531	(285,714)	31,874	(1,321,612)
Diluted income	$24,979,776	$49,858,403	$32,136,415	$56,687,964

Denominator:
Basic weighted average shares outstanding	27,946,936	27,748,669	27,861,250	27,640,539
Stock options and restricted stock	303,167	82,684	279,207	58,822
Convertible Notes	169,831	1,045,165	182,939	1,173,822
Diluted weighted average shares outstanding	28,419,934	28,876,518	28,323,396	28,873,183
Basic income per share	$0.89	$1.81	$1.15	$2.10
Diluted income per share	$0.88	$1.73	$1.13	$1.96

Excluded from the computation of diluted income per share for the thirteen and twenty-six weeks ended October 29, 2010 were outstanding options to purchase approximately 0.7 million and 0.9 million common shares, respectively, and excluded from the computation of diluted income per share for the thirteen and twenty-six weeks ended October 23, 2009 were outstanding options to purchase approximately 1.6 million and 1.7 million common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average fair market value. Our restricted shares are participating securities and are included in the computation of basic weighted average shares outstanding and basic income per share.

Approximately $7.0 million and $39.2 million of our Convertible Notes were outstanding as of October 29, 2010 and October 23, 2009, respectively, convertible into 169,831 and 944,940 shares of our common stock, respectively.  These convertible shares were included in dilutive shares under the “if-converted” method in accordance with the Accounting Standards Codification for Earnings Per Share.

During the twenty-six weeks ended October 29, 2010, we purchased approximately $8.4 million of the aggregate principal amount of our Convertible Notes in privately-negotiated transactions. During the thirteen and twenty-six weeks ended October 23, 2009, we purchased approximately $7.5 and $23.1 million, respectively, of the aggregate principal amount of our Convertible Notes in privately-negotiated transactions. We are required to separately determine the dilutive effect of the repurchased Convertible Notes for each period from the Convertible Notes outstanding at period end. Based on this requirement, we included 13,108 convertible shares in dilutive shares for the twenty-six weeks ended October 23, 2010 and 100,225 and 228,882 convertible shares for the thirteen and twenty-six weeks ended October 23, 2009, respectively.

Our Warrants, issued in conjunction with our Convertible Notes, were not included in the computation of diluted earnings per share because the exercise price of $50.00 per share for the Warrants was greater than the average market price of our common stock for all periods presented.

Note 15.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations.

Index

    In June 2006, the staff of the Securities and Exchange Commission (“SEC”) advised us that it had commenced an informal inquiry of some of our stock option grants, and we received a subpoena from the Office of the United States Attorney for the Southern District of New York requesting documents related to our stock option grants, practices and procedures. In October 2006, the SEC staff made an additional request for certain documents and information. We cooperated with the SEC staff and the U.S. Attorney’s Office.

In October 2010, we received a letter from the SEC staff advising that it has completed its investigation and does not intend to recommend any enforcement action against us. We have been advised that our former Chairman and CEO, Robert P. Cummins, and our former Vice President, Finance & Administration and CFO, Pamela B. Westbrook, each also received a letter from the SEC staff confirming that it completed its investigation and does not intend to recommend any enforcement action against them. We have had no communication from the U.S. Attorney’s Office regarding this matter since December 2006.

Note 16.  Use of Accounting Estimates

The preparation of our consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

Note 17.  New Accounting Pronouncements

The Financial Instruments Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) has disclosure guidance that increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of the Financial Instruments Topic, as well as the methods and significant assumptions used to estimate fair value. This accounting standard is effective for interim periods ending after June 15, 2009. We implemented this standard during the thirteen weeks ended July 24, 2009 without a material impact to our consolidated results of operations or financial position.

A recently issued FASB Accounting Standards Update will require reporting entities to make new disclosures about recurring and non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009 and December 15, 2010.  We implemented these requirements in the quarter ending July 30, 2010. It did not have a material impact on our consolidated results of operations or financial position.

Note 18.  Commitments and Contingencies

    Post-Market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for treatment-resistant depression (“TRD”) in July 2005, we are required to conduct two clinical studies on TRD patients. One study, a patient dosing study, is a randomized controlled study assessing three different stimulation ranges. We completed the study in March 2010 with 331 vagus nerve stimulation therapy (“VNS Therapy®”) patients and submitted our final study report to the FDA in August 2010. The other study, a TRD registry, is a longitudinal registry that follows patients for up to five years. In August 2010, we received approval from the FDA to utilize in the TRD registry the VNS Therapy patients who were enrolled in the dosing study and to discontinue enrollment of non-VNS patients. As a result, we completed enrollment of the non-VNS Therapy patients in the TRD registry in January 2010 at approximately 300 non-VNS Therapy patients. We expense the costs related to these long-term follow-up activities as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates.

Index

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we have been paying royalties at a rate of 3% of net sales of generators and leads and will continue paying at this rate until the epilepsy patent expires July 16, 2011. Our royalty payments pursuant to this agreement are expensed as cost of goods sold as incurred and amounted to $1.4 million and $2.7 million for the thirteen and twenty-six weeks ended October 29, 2010, respectively, and $1.2 million and $2.3 million for the thirteen and twenty-six weeks ended October 23, 2009, respectively. While we do not expect royalties to be due under the terms of this license agreement after July 16, 2011, royalties would be due if we were to market products utilizing non-expired patents covered by this agreement.

    Effective December 17, 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing the $9.5 million up-front payment on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included with Deferred License Revenue and Other in our consolidated balance sheets as of October 29, 2010 and April 30, 2010.

We entered into license and technology agreements with two collaborative partners that pertain primarily to seizure detection, wireless communication, rechargeable battery technology and an implantable lead.  The first collaborative agreement provides for future payments of $155,000 that are contingent on delivery of certain technology and related documentation by specified dates. The agreements that pertain to the other collaborative partners provide for future payments of $500,000 over two years ending in the fiscal year 2013. In addition, there are possible future royalties, subject to our right to terminate the agreements and cancel future obligations on 30 days written notice. See “Note 7. Intellectual Property.”

    Clinical Studies.  We have announced plans for at least one, and possibly two, clinical studies to study the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS Therapy. In the recently completed second quarter, we entered into a contract with a clinical research organization to conduct the first of these studies in Europe. This study will be known as E-36 and is targeted to commence near the end of our fiscal year 2011. We expect to expend approximately $3.5 million over the next 2.5 years under this cancelable contract.

    Lease Agreements.  We lease office, storage and manufacturing facilities in Houston, Texas, administrative and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases. In the quarter ended October 29, 2010, we leased space in Austin, Texas as part of our disaster contingency plan.

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

Index

    Other Commitments.  We have agreements with our officers and directors, whereby, we indemnify them for certain events or occurrences while the officer or director is or was serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as of November 22, 2010, we could be obligated to repurchase from our executive officers as many as 160,704 shares of our common stock prior to the period ending June 15, 2013, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

Note 19. Subsequent Events

There are no subsequent events to the quarter ended October 29, 2010 that required recognition in our consolidated results of operations or financial position.

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
—
Failure to expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation therapy (“VNS Therapy”) or any component that comprises the VNS Therapy® System for the treatment of epilepsy and depression;

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and twenty-six weeks ended October 29, 2010 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2010 Form 10-K.

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

The generator and lead are surgically implanted into patients, generally on an outpatient basis.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameter settings used for each patient. At or near the end of the useful life of a battery, a patient may, on the advice of a physician, choose to implant a new generator, with or without replacing the original lead.

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, Russia, South America, Africa, Australia and certain countries Asia, including Japan, China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

Index

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts received by our customers.  In calendar year 2009, effective for calendar year 2010, CMS announced increases in the rates reimbursed to our customers for the procedures to implant both the generator and the lead portion of the VNS Therapy System. In November 2010, effective for calendar year 2011, CMS announced final rates for the reimbursement of the generator portion of the VNS Therapy System for hospitals. This rate represented an increase of approximately 6% over the rate in calendar year 2010. Further, CMS has introduced a new reimbursement code and "interim final" rate paid to hospitals for the implantation of both the generator and the lead portion of the VNS Therapy System. This code will replace the existing reimbursement code associated with implanting the lead only, and is effective beginning January 1, 2011. The new combined generator and lead reimbursement code rate is approximately 7% less overall when compared to rates for 2010 associated with the existing reimbursement code associated with implanting the lead only and the generator only.  Further, CMS approved decreases in physician reimbursement for implantation of both the generator and the leads. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

As a basis for maintaining and extending reimbursement, we are focused on improving the efficacy of VNS Therapy for patients with refractory epilepsy. This has resulted in increased investment in research and development, specifically, seizure detection, responsive stimulation and associated technology.  We have announced plans for at least one, and possibly two, clinical studies regarding the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS therapy. In the recently completed second quarter, the company entered into a contract with a clinical research organization to conduct the first of these studies in Europe. The study will be known as E-36 and is targeted to commence near the end of our fiscal year 2011.

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  We are not currently engaged in active commercial efforts with respect to depression, and we have not initiated an additional randomized controlled clinical study for our depression indication.

In March 2010, we completed our TRD patient dosing study (D-21), a randomized controlled study assessing three different stimulation ranges, with 331 VNS Therapy patients. The D-21 dosing study is one of two TRD clinical studies required by the FDA as a condition of our 2005 approval for the TRD indication. We submitted a final study report to the FDA in August 2010. Based on preliminary study results released in May 2010, we announced that we would initiate discussions with CMS and some commercial payers with the objective of seeking coverage and reimbursement of VNS Therapy for TRD, although there can be no assurance that these objectives will be met. The second study, a TRD registry, is a longitudinal registry that follows patients for up to five years. In August 2010, we received approval from the FDA to use in the TRD registry the VNS patients who were enrolled in the D-21 dosing study and to discontinue enrollment of non-VNS patients. As a result, we completed enrollment of the non-VNS patients in the TRD registry in January 2010 at approximately 300 non-VNS patients.

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

    Proprietary protection for our products is important to our business.  We seek to acquire U.S. and foreign patents on selected inventions, to acquire licenses under selected patents of third parties, and to enter into invention and confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

Index

We are actively engaged in determining how we can license or otherwise grant intellectual property rights to third parties in order to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 18. Commitments and Contingencies – License Agreements” for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development manufacturing costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs and related regulatory activities associated with the TRD indication. As of October 29, 2010, we have incurred an accumulated deficit of approximately $132.0 million.

Critical Accounting Policies and Significant Accounting Estimates

For a full discussion of our accounting policies that we identified as critical in the preparation of our consolidated results of operations and financial position, please refer to our 2010 Form 10-K.

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the related notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, estimates of any obsolete inventory, useful lives for property and equipment, impairment of any long-lived assets, sales returns and allowances, recognition of licensing revenue, product warranties, stock option expenses and income tax valuation allowances.

Derivatives and Hedges.  We are exposed to certain foreign currency risks relating to our ongoing business operations. During the quarter ended October 29, 2010, we entered into foreign currency forward derivative contracts with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. The use of derivative instruments allows us to partially manage the risk resulting from the impact the foreign currency exchange rate has on the operations of the business.

We do not enter into forward exchange derivative contracts for speculative purposes. We choose not to offset all foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

At inception of the foreign currency forward contract, we designated it as a non-hedge derivative instrument. The foreign currency exchange gains and losses, generated by our derivatives and certain of our foreign currency denominated assets and liabilities, were included in the category Other Income (Expense), Net in our consolidated statement of operations.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. were classified as “International” sales, (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	October 29, 2010	October 23, 2009	% Change
	(Unaudited)	(Unaudited)
Net Sales by Geographic Area:
U.S. net product sales	$40,055	$33,514	19.5%
International net product sales	7,023	6,831	2.8%
Total net product sales	$47,078	$40,345	16.7%

Unit Sales by Geographic Area:
U.S unit sales	2,000	1,764	13.4%
International unit sales	638	601	6.2%
Total unit sales	2,638	2,365	11.5%

Licensing Revenue	$383	$373	2.7%

	For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	% Change
	(Unaudited)	(Unaudited)
Net Sales by Geographic Area:
U.S. net product sales	$77,888	$64,417	20.9%
International net product sales	13,615	14,055	(3.1%	)
Total net product sales	$91,503	$78,472	16.6%

Unit Sales by Geographic Area:
U.S unit sales	3,899	3,441	13.3%
International unit sales	1,269	1,216	4.4%
Total unit sales	5,168	4,657	11.0%

Licensing Revenue	$757	$747	1.3%

U.S. net product sales for the thirteen weeks ended October 29, 2010 increased by $6.5 million, or 19.5%, as compared to the thirteen weeks ended October 23, 2009, due to a sales volume increase of 13.4% and increased average selling prices of 6.1%. The average selling price increased due to continued higher market penetration of our  DemipulseTM generator (single pin) and our Demipulse DuoTM generator (dual pin) and a price increase of approximately 4% in January 2010. International net product sales for the thirteen weeks ended October 29, 2010 increased by $0.2 million, or 2.8%, as compared to the thirteen weeks ended October 23, 2009, due to a sales volume increase of 6.2%, offset by a decreased average selling price of 3.4%. The average selling prices decreased due to a higher proportion of sales to distributors and an unfavorable foreign currency impact of 2.8%.

Index

U.S. net product sales for the twenty-six weeks ended October 29, 2010 increased by $13.5 million, or 20.9%, as compared to the twenty-six weeks ended October 23, 2009, due to a sales volume increase of 13.3% and increased average selling prices of 7.6%. The average selling price increased due to continued higher market penetration of our  DemipulseTM generator (single pin) and our Demipulse DuoTM generator (dual pin) and a price increase of approximately 4% in January 2010. International net product sales for the twenty-six weeks ended October 29, 2010 decreased by $0.4 million, or 3.1%, as compared to the twenty-six weeks ended October 23, 2009, due to a decreased average selling price of 7.5%, partially offset by a sales volume increase of 4.4%. The average selling prices decreased due to a higher proportion of sales to distributors and an unfavorable foreign currency impact of 4.2%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of sales:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	11.7%	12.6%	11.9%	13.2%
Selling, general and administrative	46.6%	52.5%	46.9%	54.3%
Research and development	14.8%	12.6%	14.6%	12.8%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales for the thirteen weeks ended October 29, 2010 decreased 0.9 percentage points to 11.7% when compared to the thirteen weeks ended October 23, 2009. Our cost of sales for the twenty-six weeks ended October 29, 2010 decreased 1.3 percentage points to 11.9% when compared to the twenty-six weeks ended October 23, 2009. These decreases in our cost of sales were primarily a result of improved efficiencies due to higher production volumes and a higher proportion of our sales in the U.S. domestic market.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses consist of sales, marketing, general and administrative activities.  SG&A expenses for the thirteen weeks ended October 29, 2010, as a percentage of net sales, decreased by 5.9 percentage points to 46.6%, as compared to the thirteen weeks ended October 23, 2009. SG&A expenses for the twenty-six weeks ended October 29, 2010, as a percentage of net sales, decreased by 7.3 percentage points to 46.9%, as compared to the twenty-six weeks ended October 23, 2009. These decreases were not only a result of increased sales but also due to decreased stock-based compensation and international expenses, partially offset by increased domestic sales and marketing expenses.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended October 29, 2010 increased, as a percentage of sales, 2.2 percentage points to 14.8% as compared to the thirteen weeks ended October 23, 2009. R&D expenses for the twenty-six weeks ended October 29, 2010 increased, as a percentage of sales, 1.8 percentage points to 14.6% as compared to the twenty-six weeks ended October 23, 2009. These increases were primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy and increased clinical expenses related to our clinical development program.

Index

Interest Income

Interest income of approximately $76,000 for the thirteen weeks ended October 29, 2010 increased by 225%, as compared to interest income of approximately $24,000 for the thirteen weeks ended October 23, 2009 primarily due to interest income from our investments in convertible debt securities. Interest income of approximately $89,000 for the twenty-six weeks ended October 29, 2010 increased by 36% as compared to interest income of approximately $66,000 for the twenty-six weeks ended October 23, 2009 primarily due to interest income from our investments in convertible debt securities, partially offset by lower interest rates.

Interest Expense

In September 2005, we issued $125.0 million of Senior Subordinated Convertible Notes, (the “Convertible Notes”), at the rate of 3% per year on the principal amount, payable semi-annually in arrears in cash on March 27 and September 27 of each year. See “Note 10. Convertible Notes” in the Notes to Consolidated Financial Statements for a description of the Convertible Notes. Interest expense of approximately $97,000 for the thirteen weeks ended October 29, 2010 decreased by 78%, as compared to interest expense of approximately $431,000 for the thirteen weeks ended October 23, 2009.   Interest expense of approximately $205,000 for the twenty-six weeks ended October 29, 2010 decreased by 78%, as compared to interest expense of approximately $934,000 for the twenty-six weeks ended October 23, 2009. These decreases were due to the decline in the average outstanding balance of our Convertible Notes during the respective periods.

Other Income (Expense), Net

Other income (expense), net consists primarily of the impact of foreign currency exchange gains and losses generated by our euro denominated assets, and starting in the recently completed second quarter, the results of our foreign currency derivative activity. Other expense, net was $259,000 for the thirteen weeks ended October 29, 2010 as compared to other income, net of $333,000 for the thirteen weeks ended October 23, 2009.  Other expense, net was approximately $332,000 for the twenty-six weeks ended October 29, 2010 as compared to other income, net of $826,000 for the twenty-six weeks ended October 23, 2009. The prior year comparative quarter and year to date period gains were primarily due to weakening of the U.S. dollar against the euro that was not offset with foreign currency derivatives. The current quarter and year-to-date period losses were primarily due to our foreign exchange gains arising from weakening of the U.S. dollar against the euro offset by our foreign currency derivative losses.

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

Index

We assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not criterion,” we establish a valuation allowance. We continually review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets.  This evaluation includes projected future taxable income, recent financial operations, limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code  Section 382, and the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, the effects of new markets, changing technology, competitive pressures, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses.

Prior to the quarter ended October 23, 2009, all of our deferred tax assets were offset with a valuation allowance. During the quarter ended October 23, 2009, we evaluated the recoverability of our deferred tax assets and, as a result, reduced our related valuation allowance by $40.5 million. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in our consolidated statement of operations in the quarter ended October 23, 2009.

During the quarter ended October 29, 2010, we evaluated the recoverability of our deferred tax assets and, as a result, we reduced our valuation allowance by $19.9 million.  This reduction in the valuation allowance was a discrete event and $8.9 million was recorded as a tax benefit in our consolidated statement of operations and $11.0 million was recorded as a benefit in Additional Paid-In Capital in our consolidated balance sheets. At October 29, 2010, we still had a valuation allowance of $35.2 million against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable.

We operate in Europe with a subsidiary, Cyberonics Europe, BVBA/SPRL (“Cyberonics Europe, BVBA”). Cyberonics Europe, BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium.  We made a check-the-box election to treat Cyberonics, Europe, BVBA as a disregarded entity for U.S. federal tax purposes in the quarter ended October 29, 2010. In conjunction with this transaction, we recognized as a discrete event, a net $9.0 million income tax benefit resulting from the repatriation of the losses realized by Cyberonics Europe BVBA. The Internal Revenue Service could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during the quarter ended October 29, 2010. Consequently, we have recorded an uncertain tax position contingency for the tax benefit as of October 29, 2010.  The total amount of uncertain tax position contingency as of October 29, 2010 was $6.2 million.

Our estimated effective tax rate for fiscal year 2011 is approximately 40% and is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. However, we expect our effective tax rate to fluctuate through the rest of fiscal year 2011 and fiscal years 2012 and 2013. These fluctuations will be due primarily to the potential impact of “shortfalls” resulting from stock option exercises or cancellations and restricted stock vesting. “Shortfalls” are driven by the stock price on the date of grant, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly. The effective tax rate may be mitigated by the impact of the research and development tax credit if and when those provisions are extended by Congress. We continue to expect that cash payments for income taxes will not exceed 3% of income before tax for fiscal year 2011.

Index

Non-GAAP Financial Measures

We disclose financial measurements in our press announcements and conference calls that present financial information that is not in accordance with U.S. GAAP.  Management uses and presents non-GAAP EBITDA. We use income from operations, before depreciation, amortization and non-cash equity compensation to arrive at non-GAAP EBITDA.

The non-GAAP financial measures we use may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.  Investors should consider non-GAAP measures in addition to, and not a substitute for, or superior to, financial performance measures prepared in accordance with GAAP.

The following table sets forth the reconciliation between GAAP and non-GAAP financial measures:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	October 29, 2010	October 23, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income from Operations	$12,764,931	$9,083,246	$24,456,130	$15,595,358
Depreciation and amortization	893,468	593,478	1,556,017	1,166,374
Equity based compensation	1,755,436	2,252,107	3,073,041	4,455,545
EBITDA	$15,413,835	$11,928,831	$29,085,188	$21,217,277

Liquidity and Capital Resources

Cash

Cash and cash equivalents increased by approximately $8.7 million to $67.9 million during the twenty-six weeks ended October 29, 2010 as compared to a decrease of $5.7 million during the twenty-six weeks ended October 23, 2009. This increased cash flow of $14.4 million was primarily due to an increase in cash flow from operations of $7.0 million and a decrease in the repurchases of our Convertible Notes of $12.3 million, which was partially offset by an increase in investments of $6.5 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 29, 2010 and October 23, 2009 was as follows (in thousands):

	For the Twenty-Six Weeks Ended
	October 29, 2010	October 23, 2009	Change
	(Unaudited)	(Unaudited)
Operating activities	$23,865	$16,913	$6,952
Investing activities	(9,075)	(2,538)	(6,537)
Financing activities	(5,578)	(20,005)	14,427

Operating Activities

Net cash provided by operating activities during the twenty-six weeks ended October 29, 2010 increased by $7.0 million to $23.9 million as compared to the twenty-six weeks ended October 23, 2009.  Increased operating cash flow was primarily due to increased net sales of $13.0 million, partially offset by increased operating expenses of $3.6 million.

Index

Investing Activities

Net cash used in investing activities during the twenty-six weeks ended October 29, 2010 increased by approximately $6.5 million to $9.1 million as compared to the twenty-six weeks ended October 23, 2009. The increased investing was primarily due to increased spending for purchases of intellectual property of $2.1 million and increased investment in convertible debt securities of $4.9 million.

Financing Activities

Net cash used in financing activities during the twenty-six weeks ended October 29, 2010 decreased by approximately $14.4 million to $5.6 million as compared to the twenty-six weeks ended October 23, 2009.  The primary reasons for the decreased financing expenditures were a $12.3 million decrease due to the decline in repurchases of our Convertible Notes and an increase in proceeds from the exercise of compensatory stock options, partially offset by increased purchases of treasury stock.

Debt Instruments

Convertible Notes

During the twenty-six weeks ended October 29, 2010 and October 23, 2009, we repurchased approximately $8.4 million and $20.6 million, respectively, of the aggregate principal amount of our Convertible Notes in privately-negotiated transactions.

Contractual Obligations

A summary of contractual obligations as of October 29, 2010 are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$3,548,758	$6,767,381	$3,796,992	$420,077	$14,533,208
Inventory purchases (2)	1,356,366	—	—	—	1,356,366
Interest on Convertible Notes (3)	191,490	76,907	—	—	268,397
Other (4)	3,291,864	1,431,892	—	—	4,723,756
Contractual obligations reflected in the balance sheet:
Convertible Notes (5)	19,950	7,048,000	—	—	7,067,950
Total	$8,408,428	$15,324,180	$3,796,992	$420,077	$27,949,677

(1)	Reflects operating lease obligations related to facilities and office equipment.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities.  These purchase commitments do not exceed our projected manufacturing requirements and were made in the ordinary course of business.

(3)	Reflects interest obligations related to the Convertible Notes that are not shown as a liability in our consolidated balance sheet as of October 29, 2010.
(4)
Reflects certain material purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events, an information technology service agreement and license and technology agreements with collaborative partners. Also included are the expected payments under a cancellable contract with a clinical research organization in the quarter ended October 29, 2010.

(5)
Reflects principal and interest obligations currently reported in our consolidated balance sheet related to the Convertible Notes, presented as if the Convertible Notes were to become due and payable on December 27, 2011 in accordance with the Supplemental Indenture.

Index

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2012.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in Part II, Item 1A, “Risk Factors” below.

Impact of New Accounting Pronouncements

See “Note 17. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We do not hedge interest rate exposure. The effect on net income for the twenty-six weeks ended October 29, 2010 of a 100-basis point increase in short-term interest rates would have been favorable by approximately $300,000, or 1.0%. Conversely, the effect on net income for the twenty-six weeks ended October 29, 2010 of any decrease in short-term interest rates would not have a material impact on our consolidated results of operations.

Foreign Currency Exchange Rate Risk

    Due to the global reach of our business, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the recently completed second quarter, we entered into foreign currency forward derivative contracts with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. We choose not to offset certain other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.  Based on our exposure to foreign currency exchange rate risk, and without consideration of our use of offsetting derivative contracts, a sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income for the twenty-six weeks ended October 29, 2010 would have been favorable by approximately $635,000, or 2.0%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income for the twenty-six weeks ended October 29, 2010 would have been unfavorable by approximately $635,000, or 2.0%.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

    We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2010.

Changes in Internal Control over Financial Reporting

We implemented a new system for our Human Resource and Payroll functions in May 2010. During the thirteen weeks ended October 29, 2010, there have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings, if any, are discussed in “Note 15. Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 15, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
July 31 – September 3, 2010	––	22.2144	69,771	713,474
September 4 – October 1, 2010	––	––	––	713,474
October 2 – October 29, 2010	––	––	––	713,474
Total	––	––	––	713,474
_____________________

(1)	Shares are purchased at market value.

(2)
In February 2010, the Board of Directors authorized a share repurchase program of up to 1.0 million shares. On August 31, 2010, we terminated our plan under Rule 10b5-1 of the Exchange Act (the "Plan").  Before termination, we purchased 286,526 shares of our outstanding common stock under the Plan.  The termination of the Plan does not affect our ability to continue repurchasing shares of our outstanding common stock under our open market share repurchase program.

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

Date:  November 22, 2010

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