Form 10-Q
period 2011-01-28
CYBERONICS INC
filed 2011-03-02
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 28, 2011 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2011
Common Stock $0.01 par value	28,348,632

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe BVBA).
______________

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 28, 2011	April 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,273,721	$59,229,911
Restricted cash	––	1,000,000
Accounts receivable, net of allowances of $568,792 and $620,412, respectively	23,715,442	26,185,143
Inventories	15,726,818	14,207,759
Deferred tax assets	14,522,636	12,126,758
Other current assets	4,071,113	2,495,019
Total Current Assets	143,309,730	115,244,590
Property and equipment, net of accumulated depreciation of $24,662,498 and $23,515,110	8,282,206	7,510,864
Intellectual property, net	4,810,951	1,948,266
Long-term investments	5,134,795	––
Deferred tax assets	44,855,897	29,624,489
Other assets	1,072,665	1,435,768
Total Assets	$207,466,244	$155,763,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,260,282	$4,197,986
Accrued liabilities	15,657,978	19,127,267
Convertible notes	7,048,000	––
Total Current Liabilities	26,966,260	23,325,253
Long-Term Liabilities:
Convertible notes	––	15,460,000
Other long-term liabilities	7,234,213	6,119,077
Total Long-Term Liabilities	7,234,213	21,579,077
Total Liabilities	34,200,473	44,904,330
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	––	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 29,563,087 shares issued and 28,349,795 shares outstanding at January 28, 2011; and 28,611,475 shares issued and 27,699,911 shares outstanding at April 30, 2010	295,631	286,115
Additional paid-in capital	298,135,692	268,038,251
Common stock warrants	25,200,000	25,200,000
Treasury stock, 1,213,292 and 911,564 common shares at January 28, 2011 and April 30, 2010, respectively, at cost	(25,386,028)	(18,528,989)
Accumulated other comprehensive loss	(204,104)	(63,797)
Accumulated deficit	(124,775,420)	(164,071,933)
Total Stockholders' Equity	173,265,771	110,859,647
Total Liabilities and Stockholders' Equity	$207,466,244	$155,763,977

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	January 28, 2011	January 22, 2010

Net sales	$47,081,476	$40,821,276	$139,341,809	$120,040,684
Cost of sales	5,807,402	4,952,636	16,820,874	15,410,492
Gross profit	41,274,074	35,868,640	122,520,935	104,630,192
Operating expenses:
Selling, general and administrative	22,078,068	21,224,801	65,374,031	64,215,712
Research and development	7,494,820	5,612,899	20,989,588	15,788,183
Total operating expenses	29,572,888	26,837,700	86,363,619	80,003,895
Income from operations	11,701,186	9,030,940	36,157,316	24,626,297
Interest income	89,963	17,237	179,239	83,004
Interest expense	(94,316)	(297,143)	(299,160)	(1,230,676)
Gain on early extinguishment of debt, net	––	846,010	83,074	3,042,477
Other income (expense), net	(51,801)	(481,487)	(383,595)	344,308
Income before income taxes	11,645,032	9,115,557	35,736,874	26,865,410
Income tax expense (benefit)	4,453,060	266,553	(3,559,639)	(39,993,170)
Net income	$7,191,972	$8,849,004	$39,296,513	$66,858,580

Basic income per share	$0.26	$0.32	$1.41	$2.42
Diluted income per share	$0.25	$0.29	$1.38	$2.26

Shares used in computing basic income per share	28,121,852	27,763,768	27,949,256	27,681,615
Shares used in computing diluted income per share	28,753,197	28,145,068	28,471,403	28,810,757

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010

Cash Flow From Operating Activities:
Net income	$39,296,513	$66,858,580
Non-cash items included in net income:
Depreciation	2,024,707	1,593,093
Gain on early extinguishment of debt	(83,074)	(3,042,477)
Unrealized gain in foreign currency transactions	(623,980)	(283,227)
Stock-based compensation	4,752,137	6,520,302
Deferred income taxes	(4,422,670)	(40,760,354)
Deferred license revenue amortization	(1,120,476)	(1,120,476)
Amortization and other items	282,662	320,145
Changes in operating assets and liabilities:
Accounts receivable, net	2,486,979	(1,815,988)
Inventories	(1,465,189)	(872,049)
Other current assets	(789,405)	(519,392)
Other assets	248,928	––
Accounts payable and accrued liabilities	(3,489,817)	637,756
Net cash provided by operating activities	37,097,315	27,515,913

Cash Flow From Investing Activities:
Release of restricted cash	1,000,000	––
Acquired intellectual property	(3,245,000)	(900,000)
Purchases of property, plant and equipment	(2,794,256)	(2,550,566)
Investments in convertible debt securities	(5,000,000)	(100,000)
Net cash used in investing activities	(10,039,256)	(3,550,566)

Cash Flow From Financing Activities:
Repurchase of convertible notes	(8,241,260)	(36,256,250)
Proceeds from exercise of options for common stock	14,390,448	945,840
Purchase of treasury stock	(6,857,039)	(37,551)
Net cash used in financing activities	(707,851)	(35,347,961)

Effect of exchange rate changes on cash and cash equivalents	(306,398)	(163,597)
Net increase (decrease) in cash and cash equivalents	26,043,810	(11,546,211)
Cash and cash equivalents at beginning of period	59,229,911	66,225,479
Cash and cash equivalents at end of period	$85,273,721	$54,679,268

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$233,275	$967,077
Cash paid for income taxes	$1,006,181	$794,237

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended January 28, 2011

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Cyberonics for the periods presented. Operating results for the thirteen and thirty-nine weeks ended January 28, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 29, 2011. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 30, 2010 (“2010 Form 10-K”).

    The fiscal years 2011, 2010 and 2009 will end or ended on April 29, 2011, April 30, 2010 and April 24, 2009, respectively. The fiscal years 2011 and 2009 will include or included 52 weeks, while the fiscal year 2010 included 53 weeks, with the extra week falling in the fourth quarter.

Note 2.  Stock Incentive and Purchase Plans

Stock-Based Incentives. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period). Our net income for the thirteen and thirty-nine weeks ended January 28, 2011 includes $1.7 million and $4.8 million, respectively, of stock-based compensation expense. Our net income for the thirteen weeks and thirty-nine weeks ended January 22, 2010 includes $2.1 million and $6.5 million, respectively, of stock-based compensation expense.

Stock Options.  We may grant options to directors, officers and key employees.  Options granted under the 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, the 2005 Stock Plan, the 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”) generally vest annually over four or five years following their date of grant and have maximum terms of 10 years. Stock option award exercise prices are set according to the applicable stock option plan and are equal to the closing price of our common stock on the day of the grant. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. This methodology takes into account variables such as expected volatility, dividend yield rate, expected option term and risk-free interest rate. We estimate expected volatility based on an average of historic and implied volatility over the expected term of the stock option. The expected term is based upon observation of actual time elapsed between the date of option award and the exercise of options per group of employees.

During the thirteen weeks ended January 28, 2011, we granted options on a total of 13,300 shares to key employees at a weighted average fair market value per share optioned of $12.29. During the thirty-nine weeks ended January 28, 2011, we granted options on a total of 227,841 shares to officers and key employees at a weighted average fair market value per share optioned of $11.75. During the thirteen weeks ended January 22, 2010, we granted options on a total of 10,782 shares to a key employee at a weighted average fair market value per share optioned of $7.83. During the thirty-nine weeks ended January 22, 2010, we granted options on a total of 326,610 shares to officers and key employees at a weighted average fair market value per share optioned of $8.05. Each option award we issued vests at a rate of 25% on each of the first four anniversaries of the grant date. As of January 28, 2011, unrecognized compensation expense related to stock options was $5.8 million, which is expected to be recognized over a weighted average period of 2.5 years starting in our next fiscal quarter.

Index

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock-based awards to directors, officers and key employees at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. The sale or transfer of the shares is restricted until they vest. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff-vest in one or three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also award restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. As of February 9, 2011, we could be obligated to repurchase from our executive officers as many as 160,704 shares of our common stock within the period ending June 15, 2013, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen and thirty-nine weeks ended January 28, 2011, we granted a total of 4,750 and 127,474  restricted shares, respectively, to officers, directors and key employees at a weighted average fair market value per share of $32.56 and $24.64, respectively.  These awards vest at a rate of 20% or 25% on each anniversary of the grant date or at 100% on the first or third anniversary of the grant date. During the thirteen weeks ended January 22, 2010, we granted a total of 4,313 restricted shares to a key employee at a weighted average fair market value per share of $19.56. During the thirty-nine weeks ended January 22, 2010, we granted a total of 393,663 restricted shares to officers, directors and key employees at a weighted average fair market value per share of $14.77. These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or at a rate of 100% on the third anniversary of the grant date. Unamortized compensation expense related to restricted shares is $5.0 million, which is expected to be recognized over a weighted average period of 1.5 years starting in our next fiscal quarter.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  As of January 28, 2011, 404,024 shares were available for issuance under the Stock Purchase Plan.  No compensation expense was recorded for the Stock Purchase Plan.

Note 3. Long-Term Investments

Our long-term investments consist of investments in two convertible debt securities issued by privately held entities. These investments relate to our technological collaborative efforts described in “Note 7. Intellectual Property.”

Investments in debt and equity are generally carried at fair value. Impairments can be recorded on the statement of operations or in other comprehensive income, depending on the classification of the investment. Investments are classified as ‘held-to-maturity,’ ‘available-for-sale’ or ‘trading.’ We classify our investments in convertible debt instruments as ‘available-for-sale.’ We evaluate whether unrealized losses on investments in debt securities indicate other-than-temporary impairment. If we determine that impairment is other-than-temporary, we recognize the impairment on the consolidated statement of operations as a component of Selling, General and Administrative Expense. Quantification of an other-than-temporary impairment loss requires the consideration of a variety of factors including the financial condition of the issuing entity.

Index

Our first investment in convertible debt securities was made in the quarter ended January 23, 2009, was increased in the quarter ended October 23, 2009 and matures in December 2011 unless converted to stock earlier. The carrying value of this security, as of January 28, 2011, is zero due to our assessment of the financial condition of the issuing entity. The second investment was made in the quarter ended October 29, 2010 and matures in May 2013 unless converted to stock earlier. Conversion is mandatory at the issuers’ next round of equity financing. The balance of the principle amount of the convertible debt securities and accrued interest is converted into equity at a price per share determined by the investee’s Board of Directors with a predetermined cap on the conversion price. Interest accrues during the term of this security at 6% and is payable at maturity or is convertible to stock. We accrue interest on this debt security which is included in the amortized cost basis of the security and recognized with interest income in our consolidated statement of operations. Based on our evaluation, we have not impaired this security as of January 28, 2011. See “Note 4. Fair Value Measurement” for further details regarding our investments in convertible debt securities.

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

The Convertible Notes, as discussed in “Note 10. Convertible Notes,” we issued are not carried at fair value. We estimate the fair value of our debt using inputs that we believe fall into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt, which was approximately $7.3 million, based on the outstanding liability of approximately $7.0 million, as of January 28, 2011, and approximately $15.2 million, based on the outstanding liability of approximately $15.5 million, as of April 30, 2010.

We use a market approach to estimate the fair value of our investments in convertible debt securities, and the inputs to our valuation fall into Level 3 of the fair value hierarchy as these investments are in privately held entities without quoted market prices. Each reporting period we evaluate these investments to determine if there are any events or circumstances that are likely to have a significant effect on their fair value. To determine the fair value of our investments, we used all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. We evaluate any decreases in fair value to determine if an impairment is other-than-temporary. For other-than-temporary impairments we recognize an impairment loss in our selling, general and administrative expenses.

Index

The following table provides a reconciliation of the beginning and ending balances of our investments in ‘available-for-sale’ convertible debt securities measured at fair value on a recurring basis that use significant unobservable inputs (Level 3).  We have had no transfers between levels for the periods presented below, (unaudited):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	January 28, 2011	January 22, 2010
Beginning balance	$5,000,000	$––	$––	$––
Net purchases and settlements	––	––	5,000,000	100,000
Accrued interest	134,795	––	134,795	––
Other-than-temporary impairment losses recognized in income	––	––	––	(100,000)
Ending balance	$5,134,795	$––	$5,134,795	$––

The following table summarizes the unrealized gains and losses for our investments in ‘available-for-sale’ convertible debt securities as of January 28, 2011, (unaudited):

	January 28, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Convertible Debt Securities	$5,134,795	$––	$––	$5,134,795

Note 5. Foreign Currency Exposure

We enter into foreign currency forward contracts with a major international bank to partially offset our foreign currency exchange gains and losses. We first entered into foreign currency forward contracts starting in the previous quarter of the current fiscal year.  During the quarter ended January 28, 2011, we entered into a foreign currency forward contract, with a notional amount of euro 8.3 million. This contract was settled before the quarter ended on January 28, 2011. The use of derivative instruments allows us to partially manage the risk resulting from fluctuations in foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative purposes.

We do not apply hedge accounting to our foreign currency forward contracts. After our quarter ended January 28, 2011, we entered into a new foreign currency forward contract with a nominal amount of euro 8.0 million.

The gain realized with the foreign currency forward contract that was purchased and settled during the current quarter ended January 28, 2011 and the net loss realized with foreign currency forward contracts purchased and settled during the current fiscal year, are shown below, (unaudited):

		Amount of gain (loss) recognized in income
	Location of gain or (loss)	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
Derivative	recognized in income	January 28, 2011	January 22, 2010	January 28, 2011	January 22, 2010
Euro forward contracts	Other Income (Expense), Net	$195,525	$––	$(624,875)	$––

The gains or losses above were largely offset by transactional unrealized gains or losses on foreign currency denominated assets and liabilities. These transactional unrealized gains or losses were included in Other Income (Expense), Net on the consolidated statement of operations.

Index

Note 6.  Inventories

Inventories consisted of the following:

	January 28, 2011	April 30, 2010
	(Unaudited)
Raw materials	$6,295,986	$5,324,935
Work-in-process	3,107,492	3,071,470
Finished goods	6,323,340	5,811,354
	$15,726,818	$14,207,759

Note 7.  Intellectual Property

We capitalize purchased intellectual property and amortize the investments over their useful lives. Our investments have no expected residual value after amortization. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate impairment or a change to the remaining useful life. If the estimate of the asset’s life is changed, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life. If we identify an impairment indicator, we test the intellectual property for recoverability. If the carrying value of the intellectual property exceeds the undiscounted cash flows expected to result from the use of the asset, we will write the carrying value down to the fair value in the period identified.

Our intellectual property investments have resulted from license and technology agreements with two collaborative partners. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software and an implantable lead.  During the current quarter ended January 28, 2011, we amended an existing license and technology agreement with one of our collaborative partners and invested and capitalized $250,000 in additional patent licenses primarily related to seizure detection. The additional investment is being amortized over 8.3 years.  See “Note 19. Commitments and Contingencies” for additional information regarding our licensing and technology agreements.

We purchased and amortized intellectual property during the fiscal year 2011 and 2010 as follows (unaudited):

	Gross Purchase Amount	Amortization	Net Carrying Amount
Balances as of April 24, 2009	$––	$––	$––
Purchases & Amortization	2,000,000	(26,623)	1,973,377
Balances as of January 22, 2010	$2,000,000	$(26,623)	$1,973,377
Purchases & Amortization	––	(25,111)	(25,111)
Balances as of April 30, 2010	$2,000,000	$(51,734)	$1,948,266
Purchases & Amortization	3,245,000	(382,315)	2,862,685
Balances as of January 28, 2011	$5,245,000	$(434,049)	$4,810,951

The weighted average amortization period for all of our intellectual property is 8.2 years.  Estimated future amortization is as follows:

Remaining fiscal year 2011	$149,968
Fiscal year 2012	645,048
Fiscal year 2013	645,048
Fiscal year 2014	645,048
Fiscal year 2015	645,048
Fiscal year 2016	657,453

Index

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

	January 28, 2011	April 30, 2010
	(Unaudited)
Payroll and other compensation	$10,380,735	$13,074,835
Royalties	1,387,927	1,405,082
Property tax and other tax accruals	961,008	1,330,827
Clinical costs	867,727	772,153
Other	2,060,581	2,544,370
	$15,657,978	$19,127,267

Note 9.  Warranties

We offer warranties on our leads and generators for one to two years from the date of implantation, depending on the product in question. We accrue a liability, at the time of sale, for costs estimated to be incurred under our product warranties.  Accruals for warranty expense are made based upon projected product warranty claims. We include warranty expense with the cost of sales in our consolidated statements of operations and the warranty obligation with accrued liabilities in our consolidated balance sheets. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Changes in our liability for product warranties are as follows, (unaudited):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	January 28, 2011	January 22, 2010
Balance at the beginning of the period	$105,169	$114,021	$111,749	$121,659
Warranty expense (credit) recognized	2,120	5,315	(1,337)	(509)
Warranty settled	(2,504)	(5,797)	(5,627)	(7,611)
Balance at the end of the period	$104,785	$113,539	$104,785	$113,539

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

Index

In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we are required to repurchase, at par value, any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity.  The Supplemental Indenture made no other changes to the terms of the Indenture. As a result of the Supplemental Indenture we have classified the Convertible Notes as a current liability in our consolidated balance sheets for the period ended January 28, 2011.

    The table below lists the gains on the repurchase of our Convertible Notes, (unaudited):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	January 28, 2011	January 22, 2010
Repurchased aggregate principal amount of our Convertible Notes	$––	$16,755,000	$8,412,000	$39,879,000
Aggregate purchase price	––	15,690,850	8,241,260	36,256,250
Unamortized bond issue costs written off	––	218,140	87,666	580,273
Gain	$––	$846,010	$83,074	$3,042,477

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

Note 12.  Other Long-Term Liabilities

    Other long-term liabilities consisted of the following:

	January 28, 2011	April 30, 2010
	(Unaudited)
Deferred license revenue	$4,829,298	$5,949,774
Liability for uncertain tax benefits	2,238,160	––
Accrued clinical studies	166,755	169,303
	$7,234,213	$6,119,077

Note 13.  Comprehensive Income

    Comprehensive income refers to net income plus revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen and thirty-nine weeks ended January 28, 2011 was approximately $7.2 million and $39.2 million, respectively. Comprehensive income for the thirteen and thirty-nine weeks ended January 22, 2010 was approximately $8.9 million and $67.0 million, respectively.

Index

Note 14.  Income Taxes

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

We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We continually review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: a) profitability in the most recent fiscal years, b) internal forecasts for the current  and next two future fiscal years, c) size of deferred tax asset relative to estimated profitability, d) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, e) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code Section 382, and g) the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, which include an evaluation of the potential effects of new markets, changing technology, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses.

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

During the quarter ended October 29, 2010, we evaluated the recoverability of our deferred tax assets using the criteria described above and, as a result, we reduced our valuation allowance by $19.9 million.  This reduction in the valuation allowance was a discrete event and $8.9 million was recorded as a tax benefit on our consolidated statement of operations and $11.0 million was recorded as a benefit in additional paid-in capital on our consolidated balance sheet in the quarter ended October 29, 2010.

We still had a valuation allowance of $35.2 million, at January 28, 2011, against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. The benefit will be recorded in additional paid-in capital on our consolidated balance sheet. Our foreign net operating losses are not likely to be realized and consequently the associated valuation allowance has not been released.

We operate in Europe with a subsidiary, Cyberonics Europe, BVBA/SPRL (“Cyberonics Europe, BVBA”). Cyberonics Europe, BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium.  We made a check-the-box election to treat Cyberonics, Europe, BVBA as a disregarded entity for U.S. federal tax purposes in the quarter ended October 29, 2010. In conjunction with this transaction, we recognized as a discrete event, a net $9.0 million income tax benefit resulting from the repatriation of the losses realized by Cyberonics Europe, BVBA. The Internal Revenue Service could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during the quarter ended October 29, 2010. Consequently, we have recorded a $2.2 million liability for uncertain tax benefits, classified as a long-term liability on the consolidated balance sheet as of January 28, 2011.

Index

Our estimated effective tax rate for fiscal year 2011 is approximately 39% and is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. However, we expect our effective tax rate to fluctuate through the rest of fiscal year 2011 and fiscal years 2012 and 2013. These fluctuations will be due primarily to the potential impact of “shortfalls” resulting from stock option exercises or cancellations and restricted stock vestings. “Shortfalls” are driven by the stock price on the date of grant, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Note 15.  Income Per Share

    The following table sets forth the computation of basic and diluted net income per share of our common stock, (unaudited):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	January 28, 2011	January 22, 2010
Numerator:
Net income	$7,191,972	$8,849,004	$39,296,513	$66,858,580
Effect of Convertible Notes	38,998	(778,009)	71,257	(1,855,778)
Diluted income	$7,230,970	$8,070,995	$39,367,770	$65,002,802

Denominator:
Basic weighted average shares outstanding	28,121,852	27,763,768	27,949,256	27,681,615
Stock options	461,514	157,521	343,577	91,600
Convertible Notes	169,831	223,779	178,570	1,037,542
Diluted weighted average shares outstanding	28,753,197	28,145,068	28,471,403	28,810,757
Basic income per share	$0.26	$0.32	$1.41	$2.42
Diluted income per share	$0.25	$0.29	$1.38	$2.26

Excluded from the computation of diluted income per share for the thirteen and thirty-nine weeks ended January 28, 2011 were outstanding options to purchase approximately 0.3 million and 0.6 million common shares, respectively, and excluded from the computation of diluted income per share for the thirteen and thirty-nine weeks ended January 22, 2010 were outstanding options to purchase approximately 1.5 million and 1.6 million common shares, respectively. To include them would have been anti-dilutive as a result of the exercise price of the options exceeding the average fair market value. Our restricted shares are participating securities and are included in the computation of basic weighted average shares outstanding and basic income per share.

Approximately $7.0 million and $22.5 million of our Convertible Notes were outstanding as of January 28, 2011 and January 22, 2010, respectively, convertible into 169,831 and 541,205 shares of our common stock, respectively.  These convertible shares were included in dilutive shares for the thirteen and thirty-nine weeks ended January 28, 2011 and the thirty-nine weeks ended January 22, 2010, under the “if-converted” method in accordance with the Accounting Standards Codification for Earnings Per Share. These “if-converted” shares were not included in the dilution calculations for the thirteen week period ended January 22, 2010 because they were anti-dilutive.

Index

During the thirty-nine weeks ended January 28, 2011, we purchased approximately $8.4 million of the aggregate principal amount of our Convertible Notes in privately-negotiated transactions. During the thirteen and thirty-nine weeks ended January 22, 2010, we purchased approximately $16.7 million and $39.9 million, respectively, of the aggregate principal amount of our Convertible Notes in privately-negotiated transactions. We are required to separately determine the dilutive effect of the repurchased Convertible Notes for each period from the Convertible Notes outstanding at period end. Based on this requirement, we included 8,739 convertible shares in dilutive shares for the thirty-nine weeks ended January 28, 2011 and 223,779 and 496,337 convertible shares for the thirteen and thirty-nine weeks ended January 22, 2010, respectively.

Our Warrants, issued in conjunction with our Convertible Notes, were not included in the computation of diluted earnings per share because the exercise price of $50.00 per share for the Warrants was greater than the average market price of our common stock for all periods presented.

Note 16.  Litigation

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of operations, however no current cases, individually or in the aggregate, are considered material to the consolidated financial statements.  Further, we maintain indemnity insurance coverage for product liability losses, subject to a self-insured retention.

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

In October 2010, we received a letter from the SEC staff advising that it has completed its investigation and does not intend to recommend any enforcement action against us. We have been advised that Robert P. Cummins, former Chairman and CEO, and Pamela B. Westbrook, former Vice President, Finance & Administration and CFO, each also received a letter from the SEC staff confirming that it completed its investigation and does not intend to recommend any enforcement action against them. We have had no communication from the U.S. Attorney’s Office regarding this matter since December 2006.

Note 17.  Use of Accounting Estimates

    The preparation of our consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported on our consolidated financial statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

Note 18.  New Accounting Pronouncements

A recently issued FASB Accounting Standards Update will require reporting entities to make new disclosures about recurring and non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. These disclosures are required to be implemented in fiscal years beginning after December 15, 2010.  We implemented these requirements in the quarter ended July 30, 2010. It did not have a material impact on our consolidated results of operations or financial position.

Index

Note 19.  Commitments and Contingencies

    Post-Market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for treatment-resistant depression (“TRD”) in July 2005, we are required to conduct two clinical studies on TRD patients. One study, a patient dosing study, is a randomized controlled study assessing three different stimulation paradigms. We completed the study in March 2010 with 331 vagus nerve stimulation therapy (“VNS Therapy®”) patients and submitted our final study report to the FDA in August 2010. The other study, a TRD registry, is a longitudinal registry that follows patients for up to five years. We expense the costs related to the TRD registry as they are incurred and establish accruals for such costs incurred but not paid as of the respective balance sheet dates. We expect the TRD registry to be completed in calendar year 2015.

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we have been paying royalties at a rate of 3% of net sales of generators and leads and will continue paying at this rate until the epilepsy patent expires July 16, 2011. Our royalty payments pursuant to this agreement are expensed as cost of goods sold as incurred and amounted to $1.4 million and $4.1 million for the thirteen and thirty-nine weeks ended January 28, 2011, respectively, and $1.2 million and $3.5 million for the thirteen and thirty-nine weeks ended January 22, 2010, respectively. While we do not expect royalties to be due under the terms of this license agreement after July 16, 2011, royalties would be due if we were to market products utilizing non-expired patents covered by this agreement.

    Effective December 17, 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retain the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing, as licensing revenue, the amortization of the $9.5 million up-front payment, on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million up-front payment is included with Deferred License Revenue and Other in our consolidated balance sheets as of January 28, 2011 and April 30, 2010.

We entered into license and technology agreements with two collaborative partners that pertain primarily to seizure detection, wireless communication, rechargeable battery technology and an implantable lead.  The first collaborative agreement provides for future payments that are contingent on delivery of certain technology, related documentation and consulting by specified dates. The other agreement was amended in the current quarter ended January 28, 2011, as discussed in “Note 7.  Intellectual Property.” This agreement provides for future license fees, royalty payments, consulting fees and patent fees. Both agreements are subject to our right of termination and cancellation of further obligations on 30 days written notice.

Clinical Studies.  We have commenced a clinical study to evaluate the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS Therapy. This study is called E-36 and will be conducted in Europe. We are also planning to commence an epileptic post-market study prior to the end of our fiscal year 2011, which will be conducted in the U.S. and Europe. We entered into contracts with a clinical research organization to conduct both of the studies. We expect to spend approximately $4.8 million over the next five years, for both studies, under these cancellable contracts.

    Lease Agreements.  We lease office, storage and manufacturing facilities in Houston, Texas, administrative and several sales offices in Europe, as well as transportation and office equipment, under noncancelable operating leases. In the prior fiscal quarter ended October 29, 2010, we leased space in Austin, Texas as part of our disaster contingency plan.

Index

Distribution Agreements.  We have distribution agreements with independent distributors that grant the right to distribute our products in designated territories located in Canada, Mexico, Central and South America, Asia, including Japan, Australia, the Middle East, Africa and parts of Europe. The distribution agreements generally grant the distributor exclusive rights for the designated territory for a specified period of time, generally one to three years. Under the terms of the distribution agreements, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration.

    Other Commitments.  We have agreements with our officers and directors, whereby, we indemnify them for certain events or occurrences while the officer or director is or was serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as of February 9, 2011, we could be obligated to repurchase from our executive officers as many as 160,704 shares of our common stock prior to the period ending June 15, 2013, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

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
—
Failure to comply with, or changes in laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations;

—	Our indebtedness and debt service obligations;
—	Our ability to access capital, including credit markets;
—
Failure to expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation therapy (“VNS Therapy”) or any component that comprises the VNS Therapy® System for the treatment of epilepsy and depression;

—
Any legislative or administrative reform to the healthcare system, including the U.S. Medicare or Medicaid systems, or the international reimbursement systems that significantly reduce reimbursement for procedures using the VNS Therapy System, or any component thereof, or denies coverage for such procedures, as well as adverse decisions relating to our products by administrators of such systems on coverage or reimbursement issues;

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and thirty-nine weeks ended January 28, 2011 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2010 Form 10-K.

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

Index

Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy System implants, issues an annual update to the reimbursement amounts received by our customers.  In calendar year 2009, effective for calendar year 2010, CMS announced increases in the rates reimbursed to our customers for the procedures to implant both the generator and the lead portion of the VNS Therapy System. In November 2010, effective for calendar year 2011, CMS announced "interim final" rates for the reimbursement of the generator portion of the VNS Therapy System for hospitals. This rate represented an increase of approximately 6% over the rate in calendar year 2010. Further, CMS has introduced a new reimbursement code and an "interim final" rate paid to hospitals for the implantation of both the generator and the lead portion of the VNS Therapy System. This code will replace the existing reimbursement code associated with implanting the lead only, and is effective beginning January 1, 2011. The new combined generator and lead reimbursement code rate is approximately 7% less overall when compared to rates for 2010 associated with the existing reimbursement code associated with implanting the lead only and the generator only.  Further, CMS approved decreases in physician reimbursement for implantation of both the generator and the leads. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

As a basis for maintaining and extending reimbursement, we are focused on improving the efficacy of VNS Therapy for patients with refractory epilepsy. This has resulted in increased investment in research and development, specifically, seizure detection, responsive stimulation and associated technology.  We have commenced a clinical study to evaluate the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS Therapy. This study is called E-36 and will be conducted in Europe by a contract research organization. We are also planning to commence a post marketing epileptic study prior to the end of our fiscal year 2011 which will be conducted in the U.S. and in Europe. We entered into contracts with a clinical research organization to conduct both of the studies.

Our product development efforts are primarily focused on expanding and enhancing our product offerings for the epilepsy management market.  Just after the end of our most recent fiscal quarter, we announced FDA approval of our fifth generation generator, the AspireHC™ high capacity generator, which is now in a limited market release in the U.S.  This approval provides an important platform for future new product introductions, including the AspireSR™ seizure response system, for which we are commencing the E-36 clinical study. We continue to fund and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, as well as an EEG-based seizure detection devices.  Our product development efforts continue to focus on the development of products and enhancements related to rechargeable and wireless technology, seizure detection and recording technology, as well as remote monitoring and telemedicine enhancements.

In May 2007, CMS issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for depression.  We are not currently engaged in active commercial efforts with respect to depression.

Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval for TRD in July 2005, we are required to conduct two clinical studies on TRD patients. In March 2010, we completed our TRD patient dosing study (D-21), a randomized controlled study assessing three different stimulation paradigms, with 331 VNS Therapy patients. Based on preliminary study results released in May 2010, we announced that we would initiate discussions with CMS and some commercial payers with the objective of seeking coverage and reimbursement of VNS Therapy for TRD, although there can be no assurance that these objectives will be met. We submitted a final study report to the FDA in August 2010. The TRD registry (D-23) is the other  TRD clinical study required by the FDA as a condition of our 2005 approval for the TRD indication. The D-23 registry is a longitudinal registry that follows patients for up to five years. In August 2010, we received approval from the FDA to enroll VNS patients into the D-23 registry, who were previously enrolled in the D-21 dosing study.  In addition, the FDA also agreed to the discontinuation of enrollment of non-VNS patients into the D-23 registry.  As a result, we completed enrollment of the non-VNS patients in the D-23 registry in January 2010, at approximately 300 non-VNS patients.  To ensure that we meet the revised post-approval commitments, we continue to enroll VNS patients from the completed D-21 dosing study into the D-23 registry. Approximately 400 VNS patients out of a planned total of 500 patients have been enrolled to date. We expect to complete the TRD Registry study in calendar year 2015.

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

We are actively engaged in determining how we can license or otherwise grant intellectual property rights to third parties in order to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 19. Commitments and Contingencies – License Agreements” for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development manufacturing costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs and related regulatory activities associated with the TRD indication. As of January 28, 2011, we have incurred an accumulated deficit of approximately $124.8 million.

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

Derivatives and Hedges.  We are exposed to certain foreign currency risks relating to our ongoing business operations. During the quarter ended January 28, 2011, we entered into a foreign currency forward derivative contract with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. The use of derivative instruments allows us to partially manage the risk resulting from the impact the foreign currency exchange rate has on the operations of the business.

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

At inception of a foreign currency forward contract, we designated it as a non-hedge derivative instrument. The foreign currency exchange gains and losses, generated by our derivatives and certain of our foreign currency denominated assets and liabilities, were included in the category Other Income (Expense), Net on our consolidated statement of operations.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Products shipped to destinations outside the U.S. were classified as “International” sales. (Unaudited and in thousands, except unit sales and percentages:)

	For the Thirteen Weeks Ended
	January 28, 2011	January 22, 2010	% Change
Net Sales by Geographic Area:
U.S. net product sales	$39,655	$32,108	23.5%
International net product sales	7,053	8,340	(15.4%	)
Total net product sales	$46,708	$40,448	15.5%

Unit Sales by Geographic Area:
U.S unit sales	1,925	1,667	15.5%
International unit sales	604	699	(13.6%	)
Total unit sales	2,529	2,366	6.9%

Licensing Revenue	$373	$373	0.0%

	For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	% Change
Net Sales by Geographic Area:
U.S. net product sales	$117,544	$96,525	21.8%
International net product sales	20,668	22,395	(7.7%	)
Total net product sales	$138,212	$118,920	16.2%

Unit Sales by Geographic Area:
U.S unit sales	5,824	5,108	14.0%
International unit sales	1,873	1,915	(2.2%	)
Total unit sales	7,697	7,023	9.6%

Licensing Revenue	$1,130	$1,121	0.8%

U.S. net product sales for the thirteen weeks ended January 28, 2011 increased by $7.5 million, or 23.5%, as compared to the thirteen weeks ended January 22, 2010, due to a sales volume increase of 15.5% and increased average selling prices of 8.0%. The average selling price increased due to continued higher market penetration of our Demipulse® generator (single pin) and our Demipulse Duo® generator (dual pin) and price increases of approximately 4%, for leads and generators, in January 2010, and 3% for the Demipulse generators, 15% for the older Pulse™ generators and 3% for leads in January 2011. International net product sales for the thirteen weeks ended January 28, 2011 decreased by $1.3 million, or 15.4%, as compared to the thirteen weeks ended January 22, 2010, due to a sales volume decrease of 13.6% and a decreased average selling price of 1.8%. Sales volume decreased due to continuing economic difficulties in some key European countries.  The average selling prices decreased due to a higher proportion of sales to distributors and an unfavorable foreign currency impact of 2.2%.

Index

U.S. net product sales for the thirty-nine weeks ended January 28, 2011 increased by $21.0 million, or 21.8%, as compared to the thirty-nine weeks ended January 22, 2010, due to a sales volume increase of 14.0% and increased average selling prices of 7.8%. The average selling price increased due to continued higher market penetration of our Demipulse and Demipulse Duo generators and price increases of approximately 4%, for leads and generators, in January 2010, and 3% for the Demipulse generators, 15% for the older Pulse generators and 3% for leads in January 2011. International net product sales for the thirty-nine weeks ended January 28, 2011 decreased by $1.7 million, or 7.7%, as compared to the thirty-nine weeks ended January 22, 2010, due to a sales volume decrease of 2.2% and a decreased average selling price of 5.5%. Sales volume decreased due to continuing economic difficulties in some key European countries. The average selling prices decreased due to a higher proportion of sales to distributors and an unfavorable foreign currency impact of 3.9%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales, (unaudited):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	January 28, 2011	January 22, 2010
Cost of sales	12.3%	12.1%	12.1%	12.8%
Selling, general and administrative	46.9%	52.0%	46.9%	53.5%
Research and development	15.9%	13.7%	15.1%	13.2%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales as a percent of net sales for the thirteen weeks ended January 28, 2011 increased 0.2 percentage points to 12.3% when compared to the thirteen weeks ended January 22, 2010. Our cost of sales as a percent of net sales for the thirty-nine weeks ended January 28, 2011 decreased 0.7 percentage points to 12.1% when compared to the thirty-nine weeks ended January 22, 2010. This decrease was primarily a result of improved efficiencies due to higher production volumes and a higher proportion of our sales in the U.S. domestic market.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses consist of sales, marketing, general and administrative activities.  SG&A expenses for the thirteen weeks ended January 28, 2011, as a percentage of net sales, decreased by 5.1 percentage points to 46.9%, as compared to the thirteen weeks ended January 22, 2010. SG&A expenses for the thirty-nine weeks ended January 28, 2011, as a percentage of net sales, decreased by 6.6 percentage points to 46.9%, as compared to the thirty-nine weeks ended January 22, 2010. These decreases were primarily a result of decreasing stock-based compensation and international expenses and the result of revenue growth rates in excess of the remaining SG&A expense growth rates.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended January 28, 2011 increased, as a percentage of sales, by 2.2 percentage points to 15.9% as compared to the thirteen weeks ended January 22, 2010. R&D expenses for the thirty-nine weeks ended January 28, 2011 increased, as a percentage of sales by 1.9 percentage points to 15.1% as compared to the thirty-nine weeks ended January 22, 2010. These increases were primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy and increased clinical expenses related to our clinical development program. Our product development efforts continue to focus on the development of products and enhancements related to rechargeable and wireless technology, seizure detection and recording technology, as well as remote monitoring and telemedicine enhancements. Our clinical development program continues to focus the evaluation of the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS Therapy.

Index

Interest Income

Interest income of approximately $90,000 for the thirteen weeks ended January 28, 2011 increased by 422%, as compared to interest income of approximately $17,000 for the thirteen weeks ended January 22, 2010 primarily due to interest income from our investments in a convertible debt security. Interest income of approximately $179,000 for the thirty-nine weeks ended January 28, 2011 increased by 116% as compared to interest income of approximately $83,000 for the thirty-nine weeks ended January 22, 2010 primarily due to interest income from our investments in a convertible debt security, partially offset by lower interest rates.

Interest Expense

Interest expense is primarily due to the Senior Subordinated Convertible Notes, (the “Convertible Notes”) we issued in September 2005 for $125.0 million at the rate of 3% per year on the principal amount. See “Note 10. Convertible Notes” in the Notes to Consolidated Financial Statements for a further description of the Convertible Notes. Interest expense of  $94,000 for the thirteen weeks ended January 28, 2011 decreased by 68%, as compared to interest expense of  $297,000 for the thirteen weeks ended January 22, 2010.   Interest expense of approximately $299,000 for the thirty-nine weeks ended January 28, 2011 decreased by 76%, as compared to interest expense of  $1,231,000 for the thirty-nine weeks ended January 22, 2010. These decreases were due to the decline in the average outstanding balance of our Convertible Notes during the respective periods resulting from repurchases.

Gain on Early Extinguishment of Debt, Net

Gains on the early extinguishment of debt are due to the repurchase of our Convertible Notes. See “Note 10. Convertible Notes” in the Notes to Consolidated Financial Statements for a further description of the Convertible Notes. We had no gains for the thirteen weeks ended January 28, 2011 as compared to gains of $846,010 for the thirteen weeks ended January 22, 2010 and gains of $83,074 for the thirty-nine weeks ended January 28, 2011 as compared to gains of $3,042,277 for the thirty-nine weeks ended January 22, 2010. These decreases in the gains are due to decreased repurchases and an increase in the cost of repurchasing our debt in fiscal year 2011 as compared to fiscal year 2010. The cost of repurchasing our debt is increasing due to our improving consolidated financial condition.

Other Income (Expense), Net

    Other Income (Expense), Net consists primarily of the impact of foreign currency exchange gains and losses generated by our euro denominated assets, and starting in the second quarter of fiscal year 2011, the results of our foreign currency derivative activity. Other expense, net was $52,000 for the thirteen weeks ended January 28, 2011, as compared to other expense, net of $481,000 for the thirteen weeks ended January 22, 2010.  The prior year quarterly net loss was primarily due to the weakening of the euro against the U.S. dollar, whereas the current year quarterly net loss was primarily due to losses from the euro weakening against the U.S. dollar, offset by gains on our foreign exchange derivative. Other expense, net was $384,000 for the thirty-nine weeks ended January 28, 2011, as compared to other income, net of $344,000 for the thirty-nine weeks ended January 22, 2010. The prior year comparative year-to-date gains were primarily due to the weakening of the U.S. dollar against the euro, whereas the current year-to-date period losses were primarily due to gains from the weakening of the U.S. dollar against the euro, offset by losses on our foreign exchange derivative.

Income Taxes

We estimate our income tax expense in each of the jurisdictions in which we operate.  This involves assessing the changes in temporary differences resulting from differing treatment of events for tax and accounting purposes that result in deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense compared to pre-tax income yields an effective tax rate. We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In the event that our actual results differ from our estimates, we may adjust our effective tax rate in future periods. Cumulative adjustments to the provision for income taxes are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Index

Prior to the second quarter of fiscal year 2010, ended October 23, 2009, all of our deferred tax assets were offset with a valuation allowance. During the quarter ended October 23, 2009, we evaluated the recoverability of our deferred tax assets and, as a result, reduced our related valuation allowance by $40.5 million. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in our consolidated statement of operations in the quarter ended October 23, 2009.

During the second quarter of fiscal year 2011, ended October 29, 2010, we evaluated the recoverability of our deferred tax assets and, as a result, we reduced our valuation allowance by $19.9 million.  This reduction was primarily attributable to our increased profitability in recent periods, as well as forecasts of continued profitability in the coming years. The improved profitability is the result of reduced overhead, improved pricing and an increase in volume sold as compared to prior periods. The reduction in the valuation allowance was a discrete event and $8.9 million was recorded as a tax benefit on our consolidated statement of operations and $11.0 million was recorded as a benefit in additional paid-in capital on our consolidated balance sheet in the quarter ended October 29, 2010.

We still had a valuation allowance of $35.2 million, at January 28, 2011, against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. Our foreign net operating losses are not likely to be realized and consequently the associated valuation allowance has not been released.

We operate in Europe with a subsidiary, Cyberonics Europe, BVBA/SPRL (“Cyberonics Europe, BVBA”). Cyberonics Europe, BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium.  We made a check-the-box election to treat Cyberonics, Europe, BVBA as a disregarded entity for U.S. federal tax purposes in the second quarter of fiscal year 2011, ended October 29, 2010. In conjunction with this transaction, we recognized as a discrete event, a net $9.0 million income tax benefit resulting from the repatriation of the losses realized by Cyberonics Europe BVBA. The Internal Revenue Service could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during the quarter ended October 29, 2010. Consequently, we have recorded a $2.2 million liability for uncertain tax benefits classified as a long-term liability on the consolidated balance sheets as of January 28, 2011.

Our estimated effective tax rate for fiscal year 2011 is approximately 39% and is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. However, we expect our effective tax rate to fluctuate through the rest of fiscal year 2011 and fiscal years 2012 and 2013. These fluctuations will be due primarily to the potential impact of “shortfalls” resulting from stock option exercises or cancellations and restricted stock vesting. “Shortfalls” are driven by the stock price on the date of grant, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly. We continue to expect that cash payments for income taxes will not exceed 3% of income before tax for fiscal year 2011.

Liquidity and Capital Resources

Cash

Cash and cash equivalents increased by approximately $26.0 million to $85.3 million during the thirty-nine weeks ended January 28, 2011 as compared to a decrease of $11.5 million to $54.7 million during the thirty-nine weeks ended January 22, 2010. The reasons for the increased balance of cash and cash equivalents are discussed below.

Index

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 28, 2011 and January 22, 2010 was as follows, (unaudited and in thousands):

	For the Thirty-Nine Weeks Ended
	January 28, 2011	January 22, 2010	Change
Operating activities	$37,097	$27,516	$9,581
Investing activities	(10,039)	(3,551)	(6,488)
Financing activities	(708)	(35,348)	34,640

Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended January 28, 2011 increased by $9.6 million to $37.1 million as compared to the thirty-nine weeks ended January 22, 2010.  Increased operating cash flow was primarily due to increased net product sales of $19.3 million, partially offset by increased cost of sales and operating expenses of $7.8 million.  During the thirty-nine weeks ended January 28, 2011, trade accounts receivable decreased by $2.5 million, adding to cash flow. Trade accounts receivables decreased in the current quarter primarily due to consistent sales throughout the current quarter and continued collection efforts. During the thirty-nine weeks ended January 28, 2011, inventories increased by $1.5 million, which reduced cash flow. Inventories increased due to higher stocking levels required by new products, increased safety stock levels and increasing sales. During the thirty-nine weeks ended January 28, 2011, accounts payable and accrued liabilities decreased by $3.4 million, a reduction of cash flow, primarily due to payments reducing compensation accruals.

Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended January 28, 2011 increased by approximately $6.5 million to $10.0 million as compared to the thirty-nine weeks ended January 22, 2010. The increased investing was primarily due to increased spending for purchases of convertible debt securities of $4.9 million and increased investment in intellectual property of $2.3 million.

Financing Activities

Net cash used in financing activities during the thirty-nine weeks ended January 28, 2011 decreased by approximately $34.6 million to $0.7 million as compared to the thirty-nine weeks ended January 22, 2010.  The reasons for the decreased financing expenditures were a $28.0 million decrease in repurchases of our Convertible Notes, an increase of $13.4 million in proceeds from the exercise of compensatory stock options, partially offset by increased purchases of treasury stock of $6.8 million.

Debt Instruments

Convertible Notes

During the thirty-nine weeks ended January 28, 2011 and January 22, 2010, we repurchased approximately $8.4 million and $39.9 million, respectively, of the aggregate principal amount of our Convertible Notes in privately-negotiated transactions. The balance of our Convertible Notes at January 28, 2011 is $7.0 million.

Index

Contractual Obligations

A summary of contractual obligations as of January 28, 2011 are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$3,588,083	$6,589,042	$3,056,357	$578,303	$13,811,785
Inventory purchases (2)	1,071,907	—	—	—	1,071,907
Interest on Convertible Notes (3)	162,677	—	—	—	162,677
Other (4)	4,044,303	2,200,893	1,426,492	475,129	8,146,817
Contractual obligations reflected in the balance sheet:
Convertible Notes (5)	7,120,810	—	—	—	7,120,810
Total (6)	$15,987,780	$8,789,935	$4,482,849	$1,053,432	$30,313,996

(1)	Reflects operating lease obligations related to facilities and office equipment.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities.  These purchase commitments do not exceed our projected manufacturing requirements and were made in the ordinary course of business.

(3)	Reflects interest obligations related to the Convertible Notes that are not shown as a liability in our consolidated balance sheet as of January 28, 2011.
(4)
Reflects certain material purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events and an information technology service agreement. Also included are expected future payments for services under two cancellable contracts with a clinical research organization. In addition, we included expected future payments to our license and technology collaborative partners under cancellable contracts for: (i) licensing fees, (ii) minimum royalty payments, and (iii) minimum consulting fees, through December 2016.

(5)
Reflects principal and interest obligations currently reported in our consolidated balance sheet related to the Convertible Notes, presented as if the Convertible Notes were to become due and payable on December 27, 2011 in accordance with the Supplemental Indenture.

(6)
The table above does not reflect the liability for our uncertain tax benefits of $2.2 million, due to our inability to make a reasonably reliable estimate of the timing of the payments. For additional discussion on our uncertain tax position see “Note 14. Income Taxes” in the Notes to the Consolidated Financial Statements.

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2012.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in Part II, Item 1A, “Risk Factors” below.

Impact of New Accounting Pronouncements

See “Note 18. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not hedge interest rate exposure. The effect on net income for the thirty-nine weeks ended January 28, 2011 of a 100-basis point increase in short-term interest rates would have been favorable by approximately $323,000, or 0.8%. Conversely, any decrease in short-term interest rates would not have a material impact on our consolidated results of operations for the thirty-nine weeks ended January 28, 2011.

Foreign Currency Exchange Rate Risk

    Due to the global reach of our business, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the recently completed second quarter, we entered into foreign currency forward derivative contracts with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. We choose not to offset certain other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.  Based on our exposure to foreign currency exchange rate risk, and without consideration of our use of offsetting derivative contracts, a sensitivity analysis indicates that, if the U.S. dollar uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income for the thirty-nine weeks ended January 28, 2011 would have been favorable by approximately $319,000, or 0.8%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income for the thirty-nine weeks ended January 28, 2011 would have been unfavorable by approximately $319,000, or 0.8%.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

    We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2011.

Changes in Internal Control over Financial Reporting

We implemented a new system for our Human Resource and Payroll functions in May 2010. During the thirteen weeks ended January 28, 2011, there have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings, if any, are discussed in “Note 16. Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 16, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period, however no current cases, individually or in the aggregate, are considered material to the consolidated financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
October 30 – December 3, 2010	––	$26.9222	21,339	692,135
December 4 – December 31, 2010	––	28.5282	56,700	635,435
January 1 – January 28, 2011	––	––	––	635,435
____________________________

(1)	Shares are purchased at market value.

(2)
In February 2010, the Board of Directors authorized a share repurchase program of up to 1.0 million shares. On August 31, 2010, we terminated our plan under Rule 10b5-1 of the Exchange Act (the "Plan").  Before termination, we purchased 286,526 shares of our outstanding common stock under the Plan.  On October 15, 2010 we reinstated the Plan and purchased the shares in the above table. The termination or reinstatement of the Plan does not affect our ability to continue repurchasing shares of our outstanding common stock under the share repurchase program approved in February 2010 by the Board of Directors.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 31.1, 31.2 & 32.1) with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2011 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 24, 2010	000-19806
10.2*†	Form of Employment Agreement effective January 1, 2011 (as to Messrs. Browne, Morris, Reinstein, and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on January 5, 2011
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 2, 2011

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2011 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 24, 2010	000-19806
10.2*†	Form of Employment Agreement effective January 1, 2011 (as to Messrs. Browne, Morris, Reinstein, and Wise)	Cyberonics, Inc. Current Report on Form 8-K filed on January 5, 2011
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002