Form 10-K
period 2011-03-10
CYBERONICS INC
filed 2011-06-16
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $432.7 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 13, 2011, 28,088,208 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days of April 29, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe, BVBA).
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

PART I

Item 1.  Business

General

We are a neuromodulation company incorporated as a Delaware corporation in 1987, engaged in the design, development and commercialization of implantable medical devices that provide a unique therapy, vagus nerve stimulation therapy (VNS Therapy®), for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”).

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

The U.S. Food and Drug Administration (“FDA”) approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, Russia, South America, Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved VNS Therapy for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved our VNS Therapy System for use in patients with TRD.  Specifically, the FDA approved VNS Therapy for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved our VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

Our ability to successfully expand the commercialization of our VNS Therapy System also depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final determination of non-coverage with respect to reimbursement of VNS Therapy for patients with TRD.  We are not currently engaged in active commercial efforts with respect to depression, although we continue to explore ways to make VNS Therapy available on a broader basis to those patients with TRD.

As a basis for maintaining and extending reimbursement for the epilepsy indication, we are focused on expanding and enhancing our product offerings for the epilepsy management market.  This has resulted in increased investment in research and development, specifically, seizure detection, responsive stimulation and associated technology.  We announced FDA approval of our fifth generation generator, the AspireHC™ (High Capacity) generator, which is now in a limited market release in the U.S.  We believe this approval provides an important platform for future new product introductions, including the AspireSR™, which is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. In our recently ended fourth fiscal quarter, we commenced a European clinical study, called E-36, to support regulatory approval in Europe of our AspireSR generator, with the first human implant on April 27, 2011. We are also planning a U.S.-based study for AspireSR. We continue to fund and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, brain-based seizure detection and rechargeable and wireless technology. We also continue to fund and develop non-VNS Therapy related devices that support our epilepsy focus such as seizure detection and recording technology using an external heart monitoring device we are calling “electronic diary” and remote monitoring and telemedicine advancements.

Proprietary protection for our products is important to our business.  We actively work to acquire U.S. and foreign patents on selected inventions, to obtain licenses under selected patents of third parties, and to enter into invention and confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on other forms of intellectual property, including trademarks, copyrights, industrial designs, trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

We are engaged in determining how we can license or otherwise grant intellectual property rights to third parties in order to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 19. Commitments and Contingencies” of our consolidated financial statements for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, manufacturing costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs and related regulatory activities associated with the TRD indication. As of April 29, 2011, we had an accumulated deficit of approximately $117.3 million.

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

VNS Therapy for Epilepsy

The VNS Therapy System is indicated as an adjunctive treatment for patients who are refractory to antiepileptic drugs. In the two randomized, parallel, double-blind, active-controlled studies that led to FDA approval of our epilepsy indication, the patients who received adjunctive VNS Therapy had a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data derived from an uncontrolled protocol on the 440 patients in five studies showed that efficacy was maintained and, for many patients, improved over time during treatment with the VNS Therapy System. Analysis of the pooled data showed that the median percentage seizure reduction was 44% after 24 months of treatment and was sustained at that level at 36 months.  A study by physicians at New York University (“NYU”) published in 2011 involving 436 patients with refractory epilepsy treated with VNS Therapy, reported that 63.7% of patients experienced at least a 50% reduction in seizure frequency. In a separate article, the NYU researchers followed a 65 patient cohort (a subset of the 436 patients) for a 10-year period.  Consistent with the previously published clinical studies of VNS Therapy, efficacy improved over time. At the last follow up visit, 91% of the patients experienced at least a 50% reduction in seizure frequency. Our analysis of an internal database of patients who received an implant of VNS Therapy, including the first model of our generator (the Model 100), indicates that over 70% have chosen to continue with VNS Therapy when the generator battery is depleted.

In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild, localized and related to the period of time in which stimulation is activated. Typical side effects include voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing, many of which typically decrease over time. The VNS Therapy System has not typically been associated with debilitating central nervous system side effects that can accompany antiepileptic drugs. To date, an estimated 68,000 patients worldwide have been treated with the VNS Therapy System for epilepsy.

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

VNS Therapy for Depression

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada and the European Union, VNS Therapy is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. VNS Therapy was generally well tolerated in the depression clinical studies.  In the double-blind, randomized, parallel-group sham treatment-controlled, multi-center study that led to FDA approval of our depression indication, the patients who received adjunctive VNS Therapy had a response rate (as measured by HRSD24) of 15% during the 12-week acute phase of the studies and a 30% response rate during the 12-month long-term phase of the study. The most commonly reported adverse events were similar to those observed in patients being treated with VNS Therapy for epilepsy. These side effects tended to occur during stimulation, tended to be reported as mild or moderate and tended to be reported less frequently over time. To date, an estimated 4,000 patients worldwide have been treated with the VNS Therapy System for depression. Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we were required to conduct two clinical studies on TRD patients. One study, the dosing study, was a randomized controlled study assessing three different stimulation intensities.  The other study, the TRD Registry, is a longitudinal registry intended to follow 500 VNS patients and 300 non-VNS patients for up to five years. We completed the dosing study in February 2010 with 331 VNS patients and submitted our final study report to the FDA in August 2010. We expect the TRD registry to be completed in calendar year 2015.

Based on the results of the dosing study, we have begun to engage selected payers with the objective of obtaining coverage and reimbursement of VNS Therapy for TRD, although we cannot assure that this objective will be met.

Other Clinical Research Studies

We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts or to build clinical evidence for VNS Therapy. A description and the status of these studies may be found at www.clinicaltrials.gov.

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

The VNS Therapy System consists of a pulse generator, a bipolar lead, a programming wand and software and a tunneling tool. The pulse generator and bipolar lead are surgically implanted in a procedure that typically takes from 60 to 90 minutes, during which time the patient is under general, regional or, rarely, local anesthesia. The pulse generator is surgically implanted in a subcutaneous pocket in the upper left chest. The bipolar lead is connected to the pulse generator and tunneled under the skin to the vagus nerve in the lower left side of the patient’s neck.

The VNS Therapy System delivers stimulation by means of electrical pulses on a chronic, intermittent basis. The initial stimulation parameters that we typically recommend are a 30-second period of stimulation, which we refer to as ON time, followed by a five-minute period without stimulation, which we refer to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and the stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a handheld computer using our programming wand and software. In addition, epilepsy patients can use a small, handheld magnet provided with the VNS Therapy System to activate or deactivate stimulation manually. On-demand therapy can be activated by those epilepsy patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide epilepsy patient control of stimulation side effects by allowing the patient to deactivate stimulation temporarily.

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the bipolar lead to deliver electrical current pulses to the vagus nerve. The pulse generator is a battery-powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure.

The Model 102 (Pulse™), Model 102R (Pulse Duo ™), Model 103 (Demipulse™), Model 104 (Demipulse Duo™) and Model 105 (AspireHC), are the only VNS Therapy pulse generators we currently offer and are similar in design and manufacture to a cardiac pacemaker. The generators are comprised of one printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is closed and sealed by a laser weld. A header to which the bipolar lead connects is added, and each unit is subject to final release testing prior to being sterilized and packaged.

Bipolar Lead.  The bipolar lead conducts the electrical signal from the pulse generator to the vagus nerve. The lead incorporates electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve and allowing body fluid interchange within the nerve structure. The lead’s two electrodes and anchor tether wrap around the vagus nerve, and the connector end is tunneled subcutaneously to the chest, where it attaches to the pulse generator. We currently offer three lead models in the U.S., each with differences in rigidity. The leads are available in two sizes of inner spiral diameter to ensure optimal electrode placement on different size nerves.

Programming Wand and Software.  Our programming wand and proprietary software are used to interrogate the implanted pulse generator and to transmit programming information from a handheld computer to the pulse generator via electromagnetic signals. Programming capabilities include modification of the pulse generator’s programmable parameters (pulse width, amplitude and frequency and stimulation ON and OFF intervals) and storage and retrieval of telemetry data.

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

Patient Essentials Kit.  The patient kit includes two magnets, one watch-style and one pager-style.

Product Releases and Future Development

Our product development efforts, focused primarily on epilepsy, are directed toward improving the VNS Therapy System, improving its efficacy and developing new products that provide additional features and functionality while improving cost effectiveness.

In February 2011, we received approval from the FDA to market our AspireHC (High Capacity) generator for use in VNS Therapy. The AspireHC generator represents the fifth generation of VNS Therapy technology. This product incorporates greater functionality for the benefit of patients and their physicians, including longer battery life, improved electronics and simplified features for programming.

In May 2005, we received approval from KEMA Registered Quality, Inc. (“KEMA”) to market our Demipulse and Demipulse Duo generators in the member countries of the European Union for the approved epilepsy and depression indications for use. The Demipulse generator is a single-connector generator, and the Demipulse Duo generator is a dual-connector generator for use in patients whose physicians have elected replacement of their previous dual-connector generator at the end of its battery life. Both the Demipulse and Demipulse Duo generators are capable of delivering greater functionality and are smaller and lighter than the previous models. We received FDA approval for both the Demipulse and Demipulse Duo generators in July 2007, initiated limited release in the U.S. in late 2007 and commenced full commercial release in May 2008.

The Perennia® lead  (now called PerenniaDURAtm) was approved by the FDA in May 2006 and by KEMA in August 2006. Functionally, the new lead is the same as its predecessor, the Model 302 Lead, but it incorporates a new design and is constructed from more durable components. Mechanical tests conducted in a laboratory setting have shown the PerenniaDURA lead to be more robust than its predecessor.  The next generation lead is the PerenniaFlextm , which was approved by the FDA in December 2008 and by KEMA in April 2009 and incorporates a minor design change to the commercially available Model 302 Lead. Additionally, the PerenniaFlex lead incorporates some elements of the PerenniaDURA lead.

We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, the bipolar lead and the programming software. In connection with the introduction of new and improved products, we will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials.

We are focused on developing new neuromodulation devices including improved products for patients with epilepsy, in particular by:

—	evaluating methods of detecting and predicting seizures and delivering responsive therapy, recording the seizure, or alerting the patient, caregiver or physician; and
—	incorporating telemedicine or wireless telemetry into our devices.

These new product development efforts are in varying stages of development and will require significant funding to complete. Further, we are collaborating with other entities on several of these projects, any one of which may not be successful. Even if successful, additional clinical trials may be needed to commercialize any or all of these products, and we are not yet able to determine when any such products will be ready for market launch.

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

Our manufacturing operations are required to comply with the FDA’s Quality System Regulation (“QSR”).  The QSR is promulgated under section 520 of the Federal Food, Drug and Cosmetic Act (“FDCA”), which requires manufacturers to have a quality system for the design and production of medical devices. The QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized KEMA to act as our notified body to ensure that our products and quality systems comply with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC, which relates to active implantable medical devices, and with the requirements of the Canadian medical devices regulations.

Marketing and Sales

U.S.

We market and sell our products for refractory epilepsy through direct sales and marketing forces. We no longer actively market our product for TRD in the U.S. market.

In the U.S., our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among epileptologists and neurologists who treat refractory epilepsy, implanting surgeons, nurses, third-party payers, hospitals and patients and their families. In particular, our efforts are primarily directed to comprehensive epilepsy treatment centers.

To reach each of these groups, we conduct direct selling activities using a specialized sales force consisting of:

—	sales personnel;
—	field clinical engineers and marketing personnel focused on educational and promotional marketing programs; and
—	case managers experienced in patient education, insurance verification and authorization issues.

In addition to our direct selling activities, we facilitate and support peer-to-peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.

Based on the preliminary results of our dosing study, we announced that we would engage selected payers, including CMS, in discussions intended to obtain some increased level of coverage and reimbursement of VNS Therapy for TRD. During the fiscal year 2011, we initiated discussions with payers, including CMS, and we remain committed to exploring ways to expand coverage of VNS Therapy for TRD, although we cannot assure that these efforts will be successful.

International

We are approved to market our products in more than 70 countries. We market and sell our products in these countries through a combination of a direct sales force in certain European countries and independent distributors elsewhere.  Our objectives include increasing sales and expanding the number of countries where VNS Therapy is available to patients. We no longer actively market our products internationally for the treatment of TRD.

The VNS Therapy System is currently marketed and sold in every major European market.  The majority of sales are driven by a direct sales force.  In some European countries, we establish distribution agreements with independent distributors to better suit the needs of our customers.  We also have distribution agreements with independent distributors covering a number of other territories outside of Europe, including Canada, Mexico, Australia, parts of Central and South America, the Middle East, China, Japan, and other parts of Asia. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a specified period of time, typically one to three years.  Under the terms of the agreement and local law, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for the relevant territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. Our pricing to distributors is generally fixed under the terms of the distribution agreements, but may change at our election with as little as 30 days prior notice under most agreements. The average sales price of each country is based on local market conditions and primarily dictated by public and private reimbursement.  Typically the sales price in international markets is lower than in the U. S.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA under the FDCA and, in some instances, state authorities and foreign governments.

United States FDA Regulation

Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval application (“PMA”).

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

When clinical trials of a device are required in order to obtain FDA approval, the sponsor of the trial is required to file an investigational device exemption (“IDE”) application before commencing clinical trials. The IDE application must be supported by data, which typically includes the results of extensive bench testing, animal testing, and formal lab testing, all of which must be conducted in accordance with good laboratory practices, appropriate design controls and scientific justification. The FDA reviews and must approve an IDE before a study may begin in the U.S. In addition, the study must be approved by an Institutional Review Board for each clinical site. When all approvals are obtained, the study may begin. The FDA will approve a PMA application only if reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA inspects the manufacturer’s facilities for compliance with its QSR. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for FDA approval prior to implementation of the changes.

The VNS Therapy System was introduced into the market using the PMA procedure.  The FDA clearance and approval processes for a medical device are expensive, uncertain and lengthy. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any new or improved product on a timely basis or at all.

After a product is placed on the market, the product and its manufacturer are subject to pervasive and continuing regulation by the FDA.  In addition to the marketing clearance and approval process discussed above, device manufacturers must:

—	register their facilities and list their products with the FDA and certain state agencies;
—	maintain a quality system for the development and manufacture of devices;
—	establish various specifications and controls for incoming components and finished devices;
—	ensure that devices are designed to meet these specifications;
—	verify that finished devices are manufactured to the appropriate controls and that they meet these specifications;
—	assure that devices are correctly implanted, checked and serviced;
—	track implantable devices through the distribution chain;
—	ensure that labeling and promotional activities are consistent with approved uses;
—	analyze quality data to identify and correct quality problems;
—	review, evaluate and investigate complaints; and
—	report certain complaints (MDRs) and product problems (corrections and removals) to the FDA.

The FDA enforces these requirements by inspection and market surveillance, including our facilities.  The FDA periodically inspects manufacturing facilities, which potentially includes our suppliers. If there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations; if unable to do so, they may face regulatory action.  Non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

Recently, the FDA has placed an increased emphasis on enforcement of the QSR and other postmarket regulatory requirements. We continue to expend resources to maintain compliance with the various FDA regulations outlined above.

Other

We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and to federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We are also subject to various federal and state laws governing our relationships with the hospitals and physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form intended to induce a referral for any item payable under Medicare, Medicaid or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect on our ability to do business.

Non-U.S. Regulation

Internationally, the VNS Therapy System is considered to be a medical device under applicable regulations and directives. We anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices, regulating their design, manufacture, clinical trials, labeling and adverse event reporting. Devices that comply with these requirements are entitled to bear a Conformité Européenne (“CE Mark”) indicating that the device conforms to the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union.

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

Certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S.  Specifically, we have authorized KEMA to act as our notified body to ensure that our products and quality systems comply with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC, which relates to active implantable medical devices and the Canadian medical devices regulations.

Third-Party Reimbursement in the U.S. Market

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from the shipment date. Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the VNS Therapy System, the associated implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The CMS, which we estimate pays for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts to be received by our customers. The reimbursement rates vary depending on geographic area. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. However, CMS made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead for the calendar year 2011. In November, 2010, effective for the calendar year 2011, CMS announced "interim final" rates for the reimbursement of the generator portion of the VNS Therapy System for hospitals.  The rate represented an increase of approximately 6% over the rate in calendar year 2010. Further, for the calendar year 2011, CMS introduced a new reimbursement code and an "interim final" rate paid to hospitals for the implantation of both the generator and the lead portion of the VNS Therapy System. The new combined generator and lead reimbursement code rate is approximately 7% less overall when compared to separate rates used in calendar year 2010. Further, CMS approved decreases in physician reimbursement for implantation of both the generator and the leads.  For the calendar year 2010, as compared to the calendar year 2009, CMS increased the amount paid for the generator and the implant procedure to $13,892 from $12,545 and increased the amount paid for the lead and implant procedure to $10,646 from $7,234.

There can be no assurance that future changes to CMS reimbursement will not have an adverse effect on our future operating results. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results. We continue to work with CMS to ensure favorable and appropriate reimbursement for our products and related procedures.

Coverage for VNS Therapy in depression has been extremely difficult to obtain, and we have elected to discontinue active commercial efforts for depression until more favorable coverage is available. Based on the results of the post-market dosing study, we initiated discussions with selected payers, including CMS, with the objective of seeking coverage and reimbursement in depression, although there can be no assurance that these objectives will be met.

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

Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so we are engaged in vigilant and ongoing work to ensure continued access and acceptable reimbursement for patients covered by Medicaid programs. Recent financial problems at various state Medicaid programs have limited payments for VNS therapy from time to time, and these problems may continue.

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, we estimate that private payers account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or have adopted the national CMS coverage policy for use of VNS Therapy in epilepsy. Over the last twelve months, private payers in several states have adopted less restrictive guidelines as to which patients would be eligible for VNS Therapy, particularly patients with all seizure types, including generalized seizures.

As of the end of the fiscal year 2011, coverage for VNS Therapy for depression is still very limited. Most plans have either no policy or a non-coverage policy with respect to coverage for depression.

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

Payment for VNS Therapy Outside the U.S.

Payment by customers for VNS Therapy Systems outside the U.S. varies on a country-by-country basis and depends on the method of product distribution chosen by the company for that country. In certain countries governments are involved in setting the final reimbursement rates generally resulting in lower reimbursement rates than in the U.S. market. In the fiscal year 2011, our international net product sales accounted for 15% of total net product sales, and the three largest individual country markets were the United Kingdom, France and Japan. In those countries, except Japan, we sell directly to hospitals, and the amount received may vary even within that country. In Japan we sell through a distributorship. Total sales are also affected by national and local health budgets.

Increasing prices for the VNS Therapy System, or setting a higher price for new models, such as the Demipulse and Demipulse Duo generators, can be a difficult and time-consuming process, in some instances involving submissions to government agencies.

Although the VNS Therapy System has been approved for commercial distribution in European Union countries and Canada for the treatment of TRD, we do not actively market the device in those countries for this indication.

Competition

We believe that in the fields of refractory epilepsy and treatment-resistant depression, existing and future drug therapies are and will continue to be the primary competition for the VNS Therapy System. We expect to face competition from other medical device companies for the treatment of partial seizures and depression. Medtronic, Inc., for example, has completed a clinical study involving deep brain stimulation (“DBS”) for the treatment of refractory epilepsy and is engaged in an ongoing study of a DBS system for the treatment of treatment-resistant depression. Medtronic has received approval from the FDA for its Activa Neurostimulator DBS device for the treatment of essential tremor, Parkinson’s Disease and severe obsessive compulsive disorder (HDE approval) and has submitted a PMA to the FDA for use of the Activa Neurostimulator in the treatment of refractory epilepsy.  In March 2010, an FDA advisory panel recommended approval of the Activa Neurostimulator for epilepsy; however, at this time the FDA has not yet issued an approval.  The device does have approval for marketing in the European countries governed by CE Mark approval.  We have been advised that a company based in Europe, NeuroTech, S.A., submitted a device capable of vagus nerve stimulation for regulatory approval in Europe in 2010. Another company, Cerebral Rx Ltd. based in Israel, is developing an implantable vagus nerve stimulation device system for the treatment of epilepsy and claims to have CE Mark approval and to have initiated commercialization efforts in Europe.  St. Jude Medical, Inc. has announced the initiation of a clinical study for a DBS system in the treatment of treatment-resistant depression, and NeuroPace, Inc. has completed a pivotal study and filed a PMA submission to the FDA for its closed-loop responsive neurostimulation (RNS) device system for the treatment of refractory epilepsy.  This device system includes electrodes placed in various areas of the brain.

Several non-invasive technologies are emerging as well.  NeuroSigma, based in the U.S., is focused on the development of non-invasive trigeminal nerve stimulation (eTNS) for the treatment of epilepsy and depression.  Results were recently announced from a 51-patient pilot study.  CerboMed GmbH, based in Erlangen, Germany, is focused on the development of transcutaneous vagus nerve stimulation (t-VNS).  CerboMed has received CE Mark approval for its initial device for the treatment of epilepsy and depression, but is not currently marketing the treatment broadly.  At least one other device-based therapy has been cleared by the FDA since October 2008 for depression. Repetitive transcranial magnetic stimulation (rTMS), developed and marketed by Neuronetics, consists of an externally-applied coil that delivers a pulsed magnetic field and is indicated for depression that has not responded to one adequate treatment trial.

Likewise, a well-established array of antidepressant drugs, typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive, or treatment-resistant depression. For patients with certain types of severe depression or those at acute risk for suicide, ECT (electroconvulsive therapy) is often used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to patients with depression or be more readily accessible due to more favorable reimbursement and coverage by third-party payers.

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

As other forms of neurostimulation are investigated and developed for epilepsy or depression, these may emerge as competition for VNS Therapy. Other treatments, such as magnetic seizure therapy (MST), may compete for a similar place in the depression treatment market as they are developed. The FDA recently initiated a review of ECT for the purpose of evaluating its device classification status.  There is yet to be a formal decision announced regarding this evaluation, but in time, manufacturers of ECT devices may be subjected to different regulatory requirements related to clinical data, labeling, and marketing.

Any of these neurostimulation techniques could prove to be more effective, more predictable, or more rapidly acting than VNS Therapy for epilepsy or depression.

Patents, Licenses and Proprietary Rights

As of early May 2011, we owned or licensed approximately 83 U.S. patents and 97 pending U.S. patent applications, covering various aspects of the VNS Therapy System and methods of treatment for a variety of disorders through electrical stimulation of the vagus nerve or other neural tissue. In addition to epilepsy other method patents cover the fields of traumatic brain injury, cardiac disorder, hypertension, motility disorders, coma and chronic pain. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license approximately 14 patents issued by the European Patent Office or other international authorities and 118 patent applications pending in the European Patent Office or before other national or international authorities.

Pursuant to an exclusive license agreement with Jacob Zabara, Ph.D., a co-founder and consultant to us, we currently maintain exclusive licenses on four U.S. patents (and such international counterparts that have been or may be issued) covering the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of movement disorders (including epilepsy), chronic pain, and other disorders.  The U.S. patent covering epilepsy will expire on July 16, 2011.  An additional patent covering vagus nerve stimulation for the treatment of neuropsychiatric disorders (including depression) expired May 3, 2011. Pursuant to the license agreement, we are obligated to pay Dr. Zabara a royalty equal to 3.0% of sales of generators and leads through July 16, 2011, after which our royalty obligation to Dr. Zabara will end unless and until we commence the sale of VNS Therapy Systems for an indication covered by another patent issued to Dr. Zabara. We do not have indication-specific patent coverage for movement disorders outside the U.S. or for neuropsychiatric disorders outside the U.S. and Japan.

We cannot assure you that patents will be issued from any of the pending applications or if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

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

Product Liability and Insurance

The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in several product liability lawsuits in the U.S. and Europe. As the manufacturer of a medical device, we likely will be named in the future as a defendant in other product liability lawsuits. We do not believe that our products involved in the current lawsuits are defective; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove to be inadequate in some circumstances. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position.

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

We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes, but our coverage limits may prove not to be adequate in some circumstances. In addition, executive and organization liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. Further, insurance companies have been subject to extreme financial stress during recent  years, and our insurers may be unable to meet their obligations under the policies they have issued or will issue in the future.

Employees

As of April 29, 2011, we had 484  active full-time employees.  We believe that our success and ability to successfully expand the commercialization of our VNS Therapy System will be driven by strong leadership, robust communication and the high caliber of our employees. We have strengthened our focus on talent assessment and leadership development and are committed to developing our people and providing them with opportunities to contribute to the Company’s growth and success. We are engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet the company’s objectives. We believe our relationship with our employees is generally good, however, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

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

Our financial information, including our net sales and long-lived assets by geographical area, is included in the Consolidated Financial Statements and the related Notes beginning on page F-1, especially “Note 22. Geographic Information.”

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

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 29, 2011, our stock traded from a high of $35.88 to a low of $17.07 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

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

—	results of studies regarding the safety and efficacy of our VNS Therapy treatment for various indications including epilepsy, depression and other disorders;
—	results of studies regarding the safety and efficacy of drugs or devices that are competitive or potentially competitive to VNS Therapy;
—	clinical trial results, and/or regulatory approvals regarding devices that are potential competitors to VNS Therapy;
—	quarterly variations in our sales and operating results;
—	announcements of significant contracts, acquisitions or capital commitments;
—	our ability to obtain favorable coverage and reimbursement for VNS Therapy for TRD;
—	our ability to find licensees for some of our technology and the terms of any licenses we grant;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	uncertainties associated with governmental and regulatory inquiries and investigations; and
—	uncertainties associated with litigation.

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

We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products, or enhancements or modifications to existing products, and if we do, such approval may:

—	take a significant amount of time;
—	require the expenditure of substantial resources;
—	involve stringent clinical and pre-clinical testing;
—	involve modifications, repairs or replacements of our products; and
—	result in limitations on the proposed uses of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products. Currently, we are not aware of any open warning letters from the FDA.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.

We are also subject to various environmental laws and regulations both within and outside the U.S. Our operations involve the use of substances regulated under environmental laws, primarily those used in manufacturing and sterilization processes. Failure to comply with environmental protection laws and regulations could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline.

Our quarterly net sales, expenses and operating results may vary significantly from quarter to quarter for several reasons, including, without limitation:

—	the ability of our sales force to effectively market and promote VNS Therapy, and the extent to which the VNS Therapy System gains market acceptance;
—	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	variations in quantity of product orders at quarter end;
—	temporary manufacturing interruptions or disruptions;
—	the timing of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
—	increased competition, patent expiration, new technology or treatments;
—	product recalls or safety alerts;
—	litigation, including product liability, employment, securities class action, stockholder derivative, general commercial and other lawsuits; and
—	the financial health of our customers, and their ability to purchase VNS Therapy Systems, in the current economic environment.

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

Political, economic and regulatory influences are subjecting the health care industry to fundamental changes. There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the reimbursement for healthcare services in the U.S. These initiatives have ranged from changing federal and state healthcare reimbursement programs, including providing coverage to the public under governmental funded programs, to minor modifications to existing programs. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. This law has a wide-ranging impact on the U.S. healthcare system. Many of the provisions of the law will phase-in over the next several years.  This legislation includes expanded public healthcare measures. In addition, the law includes an excise tax of 2.3% on U.S. sales of medical device manufacturers to commence in 2013. At this point, it is not possible to predict their full impact, but these reforms may have an adverse effect on our consolidated financial condition and operating results.

We may not be successful in implementing our open market share repurchase program.

The number of shares actually repurchased and the timing of any repurchases under our open market share repurchase program will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements.  The repurchase program also may be suspended or discontinued at any time. We may be unable to complete the repurchase program as planned.  There can be no assurance that any repurchases will have a positive impact on our stock price.  Failure to complete the program may negatively impact investor confidence in us and negatively impact our stock price.

We may not develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

We have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications beyond refractory epilepsy and depression. Regulatory approval for any new indications would require us to conduct one or more large-scale pivotal trials. We have not conducted such pivotal trials for any indication beyond refractory epilepsy and depression, nor do we have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indications in refractory epilepsy and possibly depression.

We may not be able to maintain or expand market acceptance for the use of the VNS Therapy System, which could cause our sales to be lower than expectations.

Market acceptance of the VNS Therapy System depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in more than an estimated 72,000 patients, many physicians are still unfamiliar with this form of therapy. Other therapies, including pharmacologic options, may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that we will ever receive broad reimbursement coverage for depression or that our sales will increase for epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, our consolidated financial position and results of operations.

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

We may be unable to obtain and maintain adequate third-party reimbursement on our products, which could have a significant negative impact on our future operating results.

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

Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payers or preferences for alternate therapies could decrease the demand for our products, the prices which customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition or results of operations.

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payers is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. After we develop a new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, or other international countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.

Major third-party payers for hospital services in the U.S. and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed, has lead to increased physician employment by hospitals in the U.S., and has shifted services between inpatient and outpatient settings. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products.

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

The VNS Therapy System includes an electronic pulse generator and a lead designed to be implanted in the human body and a programming wand connected to a handheld computer for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or the product delivering a therapy that is not intended. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explanation and potential re-implantation of the products, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial litigation, with liabilities well in excess of our insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.

Our success depends on our ability to obtain and maintain patent and other intellectual property protection for our products and their improvements. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time-consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology or any commercial advantage to us. Further, the protection offered by the licensed international patents is not as strong as that offered by the licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our consolidated financial position and results of operations.

We may be subject to competition outside the U.S., reducing our sales and earnings.

Our patent protection outside the U.S. for the VNS Therapy System for epilepsy and depression indications has expired.  As a result, we are subject to competition in some countries without legal recourse to challenge our competitors based on patent infringement.  For example, we are aware of an entity in Turkey manufacturing and selling implantable devices for delivering VNS Therapy in that market, and we have been made aware of a company based in Europe that plans to submit a device similar to our VNS product for regulatory approval in Europe in the latter half of calendar year 2011.  In the future, we may be subject to competition in other countries, reducing our sales and earnings or limiting our growth.

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

Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.

Our business exposes us to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing defects, design flaws or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of our products, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. We have elected to self-insure with respect to a portion of our product liability risks. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.

Our self-insured retention program may not be adequate to cover future losses.

We have elected to insure most of our insurable risks through a self-insured retention policy (SIR). We made this decision based on conditions in the insurance marketplace and increasingly higher levels of SIRs, increasing numbers of coverage limitations and dramatically higher insurance premium rates. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While, based on historical loss trends, we believe that our SIR is not excessive and that our accruals will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. Any such losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

If we do not continue to comply with applicable laws and regulations, we could lose our ability to market and sell our products or be subject to substantial fines or other penalties.

The preclinical and clinical design, testing, manufacturing, labeling, sale, distribution, servicing and promotion of the VNS Therapy System are subject to extensive and rigorous laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, Medicaid, HIPAA and FDA), comparable state agencies and international agencies. In the future, it will be necessary for us to obtain additional government approvals for new products. It is also necessary for us to ensure that our marketing and sales practices comply with all applicable laws and regulations. Commercial distribution in foreign countries is also subject to regulatory approvals from the appropriate authorities in such countries.

The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals or recalls of products could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the depression indication, the FDA required us to conduct a post-approval patient dosing study and a patient registry. The results of these studies may be included in our product labeling. If we fail to complete the patient registry in a timely manner, we may be subject to regulatory action, including withdrawal of our depression indication approval.  Also, any adverse regulatory action, depending on its breadth, may be detrimental to our business.

The medical device industry is experiencing greater scrutiny and regulation by governmental authorities and is the subject of numerous investigations, often involving marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings; substantial fines, penalties and administrative remedies; divert the attention of our management; impose administrative costs and have an adverse effect on our financial condition, results of operations and liquidity; and may lead to greater governmental regulation in the future.

We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act, the HIPAA Privacy Rule and the federal Foreign Corrupt Practices Act, that govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the Office of the Inspector General of Health and Human Services Department (“OIG”) and the U.S. Department of Justice (“DOJ”). Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act based on certain marketing and sales practices and compensation arrangements with referral sources. The Foreign Corrupt Practices Act prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business. Pharmaceutical and medical device manufacturers also have been accused of alleged violations of the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (a) knowingly presents a false or fraudulent claim for payment to the U.S. government, (b) knowingly uses a false record or statement to obtain payment or (c) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the whistleblower provisions of the federal False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a prosecution under the federal Anti-Kickback Statute or the Foreign Corrupt Practices Act, be forced to defend against a false claims action, be liable for monetary fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case.

In addition to the federal government, certain state governments have enacted legislation aimed at increasing transparency of our interactions with healthcare professionals (“HCPs”). As a result, we are required by law to disclose payments and other transfers for value to HCPs licensed by certain states and at the federal level in the future. Any failure to comply with the enhanced legal and regulatory requirements could impact our business.

Further, recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level. We anticipate that the government will continue to scrutinize our industry closely and that we will continue to be subject to rigorous regulation by governmental authorities in the future.

We have Business Practice Standards that we believe thoroughly address our compliance risks with respect to healthcare laws in the U.S., and International Business Practice Standards that we believe address our compliance risks with respect to international laws and rules.  We continue to monitor these policies to ensure they are adequate and address our compliance risks.  We endeavor to conduct our business in compliance with our Business Practice Standards and International Business Practice Standards and to ensure continued compliance through regular education of our employees, audits of employee activities, and appropriate responses to violations of the Business Practice Standards and International Business Practice Standards. Given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel we employ, violations of our policy and the law could occur. We could be subject to investigation by the OIG or the DOJ or a comparable state or international agency. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of our products from Medicare and Medicaid reimbursement.

Our international operations are subject to risks not generally associated with commercialization efforts in the U.S.

We may not be successful in increasing our international sales or in obtaining reimbursement or any regulatory approvals required in foreign countries. The anticipated international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where our products are sold. The regulation of medical devices in a number of such jurisdictions, particularly outside the European Union, continues to develop and new laws or regulations may impair our ability to market and sell our products in those jurisdictions.

We are subject to the risks of international economic and political conditions.

Our international operations are subject to risks that are inherent in conducting business overseas and under foreign laws, regulations and customs. These risks include possible nationalization, expropriation, importation limitations, violations of U.S. or local laws, including, but not limited to the U.S. Foreign Corrupt Practices Act, pricing restrictions, and other restrictive governmental actions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business and our consolidated financial condition or results of operations.

Our international business is subject to foreign currency fluctuations.

The majority of our international sales are invoiced in euros. The strengthening or weakening of the U.S. dollar against the euro generally has an unfavorable or favorable impact on our sales, respectively, which is offset by the foreign currency impact on operating costs and expenses.  Additionally, if currencies weaken against the U.S. dollar, a foreign distributor whose payables are denominated in U.S. dollars may not be able to meet their obligations in a timely manner. We have a net receivable position in euros, subject to gains or losses due to currency movements, which we may elect to hedge. If we elect to hedge, we cannot be certain that the hedging activity will eliminate our currency risk.

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

Current economic conditions could adversely affect our results of operations.

The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, net sales, profit margins, procedural volumes and reimbursement rates from third party payers. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

Our manufacturing facility is located at a single site, and the occurrence of a catastrophic disaster or other similar event could cause damage to our facility and equipment, which would require us to cease or curtail operations.

We are vulnerable to damage from various types of disasters, including fires, terrorist acts, floods, power losses, communications failures and similar events. For example, in September 2008, Hurricane Ike hit the Texas Gulf Coast and caused significant property damage and a number of fatalities near the area in which our facility is located. If any such disaster were to occur, we may not be able to operate our business at our facility. Our manufacturing facilities require FDA approval, which could result in significant delays before we could manufacture products from a replacement facility. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm our business and consolidated results of operations.

Item 1B.  Unresolved Staff Comments

Currently, there are no outstanding, unresolved written comments by the SEC regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.  Properties

We lease 114,500 square feet of office and manufacturing space at our headquarters at 100 Cyberonics Blvd. in Houston, Texas with the lease term ending in December 2014.  In October 2010, we leased 19,800 square feet of office and manufacturing space in Austin, Texas, in addition to the 8,800 square feet of warehouse facilities in Houston, Texas, as part of our disaster contingency plans.  We lease 18,200 square feet for administrative and sales offices primarily in Brussels, Belgium with office space elsewhere in Europe, China and Hong Kong. Lease terms end in June 2011 through January 2017. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 20. Litigation” of our consolidated financial statements.

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during the fiscal years 2010 and 2011 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 30, 2010
First Quarter	$18.07	$12.32
Second Quarter	18.29	14.01
Third Quarter	21.63	14.08
Fourth Quarter	21.19	16.55
Fiscal Year Ended April 29, 2011
First Quarter	25.76	17.07
Second Quarter	29.39	20.51
Third Quarter	35.32	26.00
Fourth Quarter	35.88	30.03

As of June 13, 2011, according to data provided by our transfer agent, there were 376 stockholders of record.

During the fiscal years 2010 and 2011, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings primarily to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors.

The table below presents purchases of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
May 1 – June 4, 2010	99,379	$18.8161	98,800	814,545
June 5 – July 2, 2010	12,025	18.3490	11,300	803,245
July 3 – July 30, 2010	21,981	21.8193	20,000	783,245
July 31 – September 3, 2010	73,075	22.2144	69,771	713,474
September 4 – October 1, 2010	––	––	––	713,474
October 2 – October 29, 2010	––	––	––	713,474
October 30 – December 3, 2010	38,568	26.9222	21,339	692,135
December 4 – December 31, 2010	56,700	28.5282	56,700	635,435
January 1 – January 28, 2011	––	––	––	635,435
January 29 – March 4, 2011	––	––	––	635,435
March 5 – April 1, 2011	102,000	31.8409	102,000	533,435
April 2 – April 29, 2011	120,000	33.9397	120,000	413,435
Total	523,729	$27.1354	499,910	413,435
____________________________

(1)	Shares are purchased at market price.
(2)
In February 2010, the Board of Directors authorized a share repurchase program of up to 1.0 million shares. On August 31, 2010, we terminated our plan under Rule 10b5-1 of the Exchange Act (the "Plan"). On October 15, 2010 we reinstated our Plan under Rule 10b5-1. The termination or reinstatement of our Plan does not affect our ability to continue repurchasing shares of our outstanding common stock under the share repurchase program approved in February 2010 by the Board of Directors.

(3)
On June 7, 2011, subsequent to fiscal 2011 year end, the Board of Directors terminated the share repurchase program approved in February 2010, under which we repurchased 766,565 shares, and authorized a new program to repurchase up to 1.0 million shares.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related Notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related Notes for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 are derived from audited consolidated financial statements that are included in this Form 10-K. The selected financial data for the 52 weeks ended April 25, 2008 and April 27, 2007 are derived from  audited consolidated financial statements that are not included in this Form 10-K.

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
Consolidated Statement of Operations Data:	April 29, 2011	April 30, 2010	April 24, 2009	April 25, 2008	April 27, 2007
Net sales	$190,464,398	$167,775,672	$143,600,979	$121,229,742	$130,968,437
Cost of sales	23,020,032	20,907,595	20,040,636	21,092,374	18,258,374
Gross profit	167,444,366	146,868,077	123,560,343	100,137,368	112,710,063
Operating expenses:
Selling, general and administrative	89,654,039	87,941,405	84,837,694	85,944,866	134,144,315
Research and development	28,602,684	22,064,800	19,732,941	22,421,199	28,092,243
Total operating expenses	118,256,723	110,006,205	104,570,635	108,366,065	162,236,558
Income (loss) from operations	49,187,643	36,861,872	18,989,708	(8,228,697)	(49,526,495)
Interest income	262,298	92,602	1,235,757	3,844,508	4,649,394
Interest expense	(397,975)	(1,430,590)	(3,394,837)	(5,818,272)	(5,913,119)
Gain on early extinguishment of debt	83,074	3,172,231	11,000,698	—	—
Other expense, net	(470,109)	(207,644)	(381,265)	(397,141)	(311,112)
Income (loss) before income taxes	48,664,931	38,488,471	27,450,061	(10,599,602)	(51,101,332)
Income tax expense (benefit)	1,939,221	(39,960,413)	729,441	(264,837)	78,775
Net income (loss)	$46,725,710	$78,448,884	$26,720,620	$(10,334,765)	$(51,180,107)
Basic income (loss) per share	$1.67	$2.83	$1.00	$(0.39)	$(2.01)
Diluted income (loss) per share	$1.64	$2.67	$0.61	$(0.39)	$(2.01)
Shares used in computing basic income (loss) per share	28,050,638	27,702,731	26,632,115	26,568,746	25,514,232
Shares used in computing diluted income (loss) per share	28,609,619	28,696,375	27,542,198	26,568,746	25,514,232
Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and marketable securities	$89,313,850	$59,229,911	$66,225,479	$91,058,692	$84,804,876
Total assets	211,469,505	155,763,977	112,043,628	136,231,087	137,644,883
Convertible Notes (1)	7,048,000	15,460,000	62,339,000	125,000,000	125,000,000
Line of credit	—	—	—	—	7,500,000
Other long-term liabilities(2)	6,881,762	6,119,077	7,647,544	9,166,440	295,184
Accumulated deficit	(117,346,223)	(164,071,933)	(242,520,817)	(269,241,437)	(258,646,256)
Stockholders’ equity (deficit)	$175,453,350	$110,859,647	$24,411,844	$(15,223,305)	$(16,062,229)

(1)
Our Convertible Notes were presented as a current liability for fiscal year 2011 and as long-term liabilities for fiscal years 2010, 2009 and 2008 in accordance with the supplement to the Indenture. See “Note 9.  Convertible Notes” in the Notes to the consolidated financial statements for further information.

(2)
Other long-term liabilities as of April 29, 2011 consisted primarily of deferred license revenue of $4.5 million and liability for uncertain tax benefits of $2.3 million. Other long-term liabilities as of April 30, 2010, April 24, 2009 and April 25, 2008 consisted primarily of deferred license revenue in the amounts of $5.9, $7.5 and $9.0 million, respectively.

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

Overview

We are a neuromodulation company incorporated as a Delaware corporation in 1987, engaged in the design, development and commercialization of implantable medical devices that provide a unique therapy, vagus nerve stimulation therapy (VNS Therapy®), for the treatment of refractory epilepsy and treatment-resistant depression.

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from the shipment date. Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the VNS Therapy System, the associated implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy System implants, issues an annual update to the reimbursement amounts to be received by our customers. The reimbursement rates vary depending on geographic area. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We are focused on expanding and enhancing our product offerings for patients with refractory epilepsy as a basis for maintaining and extending reimbursement.  This involves increased investment in research and development, specifically, seizure detection, responsive stimulation and associated technology, and likely includes additional investment in clinical studies using VNS Therapy for the treatment of refractory epilepsy.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development, clinical studies and related regulatory activities, sales and marketing activities, manufacturing start-up costs and systems infrastructure. As of April 29, 2011, we had an accumulated deficit of $117.3 million.

Significant Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Our most significant accounting policies are disclosed in “Note 1. Summary of Significant Accounting Policies and Related Data” in the consolidated financial statements.

To prepare our consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. We consider estimates to be critical if we are required to make assumptions about material matters that are uncertain at the time of estimation, or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas requiring management’s judgment that we consider critical:

Revenue Recognition

Product revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets.  We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors. We maintain policies for sales returns and exchanges. We estimate sales returns based on historical data and we record a reduction in sales and a return reserve when we sell the initial product. The balance of our reserve for sales returns for the fiscal years ending April 29, 2011 and April 30, 2010 was $1.3 million and $1.0 million, respectively. Our increasing business activity, new product introductions and variations in product utilization could cause product returns to differ from our estimates.

Licensing Revenue: We amortize upfront payments received under licensing agreements over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation will be satisfied by April 2014. Accordingly, we have recognized revenue of approximately $0.4 million per quarter based on the straight-line amortization of the $9.5 million payment. However, a change in our estimate of the amortization period or a release of our obligation to prosecute the patent applications could materially change the timing of the recognition of the licensing revenue.

Intellectual Property

The intellectual property assets as shown on our consolidated balance sheets consist of purchased exclusive and non-exclusive licenses of intellectual property that we intend to use in our products. We amortize our capitalized licenses on a straight-line basis over the period beginning with the effective date of the license agreement and ending with either the expiration of the licensed patent or with the estimated end of the useful life of our product. Amortization is charged to research and development as the intended products are either in design or clinical testing. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate a different amortization period or impairment. If we change our estimate of the useful live of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. The weighted average amortization period for all of our intellectual property is 8.1 years, however, amortization or impairment expense may materially change if, for example, we (i) alter our product development plans, (ii) alter our estimate of the useful life of a product, or (iii) a particular licensed technology is impaired because it does not function in our product as planned.

Stock-Based Incentive Compensation

Our stock option grant compensation expense is based on the fair market value of our grants. The fair market value of a grant is amortized over the grant vesting period. We use the Black-Scholes option pricing methodology to estimate the grant date fair market value of stock option grants, which takes into account variables such as grant term, expected volatility of our stock price and interest rates. Recognized compensation cost for stock option grants for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 was $2.5 million, $3.9 million and $5.4 million, respectively. Compensation expense and income tax deductions associated with stock option exercises could significantly differ from our expectations if, for example, employee turnover rates and grant forfeitures differ from our estimates or if grants expire unexercised or are exercised with minimal gains due to weak stock prices.

Calculation of compensation for restricted share grants requires estimation of forfeiture rates. Different assumptions and estimates about employee turn-over and cancellation of grants could significantly alter compensation expense. Recognized compensation cost for restricted share grants for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 was $3.9 million, $4.6 million and $4.2 million, respectively.

Income taxes

We estimate our income tax expense in each of the jurisdictions in which we operate.  This involves assessing the changes in temporary differences resulting from differing treatment of events for tax and accounting purposes that result in deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Actual tax expense may significantly differ from our expectations if, for example, judicial interpretations of tax law or tax rates change. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: a) profitability in the most recent fiscal years, b) internal forecasts for the current  and next two future fiscal years, c) size of deferred tax asset relative to estimated profitability, d) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, e) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code (“IRC”) Section 382, and f) the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, which include an evaluation of the potential effects of new markets, changing technology, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Changes in our assessment of the factors related to the recoverability of our deferred tax assets could result in materially different income tax provisions. During the quarter ended October 29, 2010, based on our evaluation of the recoverability of our deferred tax assets, we reduced our valuation allowance by $19.9 million, of which $8.9 million was recorded as a tax benefit on our consolidated statement of income and $11.0 million was recorded as a benefit in additional paid-in capital on our consolidated balance sheet. During the quarter ended October 23, 2009, based on our evaluation of the recoverability of our deferred tax assets, we reduced our valuation allowance by $40.5 million. This reduction in the valuation allowance was recorded as a tax benefit in our consolidated statement of income.

At April 29, 2011 we had a valuation allowance of $35.2 million, against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. The benefit will be recorded in additional paid-in capital on our consolidated balance sheet. Our foreignnet operating losses are not likely to be realized and consequently the associated valuation allowance has not been released.

We operate in Europe with a subsidiary, Cyberonics Europe, BVBA/SPRL (“Cyberonics Europe, BVBA”). Cyberonics Europe, BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium.  We made an election to treat Cyberonics Europe, BVBA as a disregarded entity for U.S. federal tax purposes in the quarter ended October 29, 2010. In conjunction with this transaction, we recognized as a discrete event, a net $9.0 million income tax benefit resulting from the repatriation of the losses realized by Cyberonics Europe, BVBA. The Internal Revenue Service (“IRS”) could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during the quarter ended October 29, 2010. Consequently, we have estimated and recorded a $2.3 million liability for uncertain tax benefits which increased our income tax provision. Changes in our assessment of the factors related to sustainability of this deduction would have resulted in a materially different income tax provision.

Results of Operations

We had one extra week in the fiscal year ended April 30, 2010 as compared to the fiscal years ended April 29, 2011 and April 24, 2009.

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Products shipped to destinations outside the U.S. were classified as “International” sales. (in millions, except unit sales and percentages):

	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010	52 Weeks Ended April 24, 2009	Fiscal year 2010 to Fiscal year 2011			Fiscal year 2009 to Fiscal year 2010
				Change	% Change		Change	% Change
U.S. net product sales	$161.2	$135.1	$114.9	$26.1	19.3%		$20.2	17.6%
International net product sales	27.8	31.2	27.2	(3.4)	(10.9%)		4.0	14.7%
Total net product sales	$189.0	$166.3	$142.1	$22.7	13.7%		$24.2	17.0%
Licensing revenue	1.5	1.5	1.5	—	—		—	—
Total net sales	$190.5	$167.8	$143.6	$22.7	13.5%		$24.2	16.9%

U.S. unit sales (1)	7,906	7,069	6,613	837	11.8%		456	6.9%
International unit sales (1)	2,480	2,717	2,342	(237)	(8.7	% )	375	16.0%
Total unit sales	10,386	9,786	8,955	600	6.1%		831	9.3%

(1)	Units represent the number of generators sold.

U.S. net product sales for the 52 weeks ended April 29, 2011 increased by $26.1 million, or 19.3%, as compared to the 53 weeks ended April 30, 2010, due to a sales volume increase of 11.8% and increased average selling prices of 7.5%. The average selling price increased due to continued higher market penetration of our Demipulse generators and our Perennia leads, and, beginning in the February 2011, the first sales of our AspireHC generators. In addition, average selling price increased due to a price increase of approximately 4% for leads and generators in January 2010, and price increases in January 2011 of 3% for the Demipulse generators, 15% for the older Pulse generators and 3% for leads. International net product sales for the 52 weeks ended April 29, 2011 decreased by $3.4 million, or 10.9%, as compared to the 53 weeks ended April 30, 2010, due to a sales volume decrease of 8.7% and a decreased average selling price of 2.4%. Sales volume decreased due to lower sales in key European countries partially offset by increased sales in Japan and partially due to the extra week in the fiscal year 2010 as compared to the fiscal year 2011. The average selling prices decreased due to an unfavorable foreign currency impact of 2.0% and a higher proportion of sales to distributors. Sales to distributors are generally at lower prices than sales through our own employees.

U.S. net product sales for the 53 weeks ended April 30, 2010 increased by $20.2 million, or 17.6%, as compared to the 52 weeks ended April 24, 2009, due to a sales volume increase of 6.9% and increased average selling prices of 10.7%. The volume increase was partially due to the extra week in the fiscal year 2010 as compared to the fiscal year 2009. The average selling price increased, in part, due to higher market penetration of our Demipulse generators and price increases in January 2010. International net product sales for the 53 weeks ended April 30, 2010 increased by $4.0 million, or 14.7%, as compared to the 52 weeks ended April 24, 2009, due to a sales volume increase of 16.0%, offset by a decrease in the average selling prices of 1.3%. The volume increase was partially due to the extra week in the fiscal year 2010 as compared to the fiscal year 2009. The average selling prices decreased due to increasing sales to distributors and unfavorable foreign currency impact of 0.5%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

				Change	Change
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended	Fiscal year 2010 to	Fiscal year 2009 to
	April 29, 2011	April 30, 2010	April 24, 2009	Fiscal year 2011	Fiscal year 2010
Cost of sales	12.1%	12.5%	14.0%	(0.4% )	(1.5%	)
Selling, general and administrative	47.1%	52.4%	59.1%	(5.3% )	(6.7%	)
Research and development	15.0%	13.2%	13.7%	1.8%	(0.5%	)

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales as a percent of net sales for the 52 weeks ended April 29, 2011 decreased 0.4 percentage points to 12.1% when compared to the 53 weeks ended April 30, 2010. Our cost of sales as a percent of net sales for the 53 weeks ended April 30, 2010 decreased 1.5 percentage points to 12.5% when compared to the 52 weeks ended April 24, 2009. These decreases were primarily a result of improved efficiencies due to higher production volumes and a reduction in stock based compensation.

We paid royalty fees, a part of cost of sales, of $5.6 million, for the year ended April 29, 2011. These fees are paid under the terms of a licensing agreement that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve stimulation. The fees amounted to 24.3% of our cost of sales for the year ended April 29, 2011, and we expect that these fees will terminate, in accordance with the agreement, when the epilepsy patent expires on July 16, 2011.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses consist of sales, marketing, general and administrative activities. SG&A expenses for the 52 weeks ended April 29, 2011, as a percent of net sales, decreased by 5.3 percentage points to 47.1%, as compared to the 53 weeks ended April 30, 2010. This decrease was primarily a result of lower stock-based compensation, which decreased 1.6% as a percent of net sales, and lower international SG&A expenses, which decreased 2.6% as a percent of net sales. These expenses are expected to increase in fiscal year 2012. SG&A expenses for the 53 weeks ended April 30, 2010, as a percentage of net sales, decreased by 6.7 percentage points to 52.4%, as compared to the 52 weeks ended April 24, 2009. This decrease was primarily a result of lower stock-based compensation and the result of revenue growth rates in excess of SG&A growth rates.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the 52 weeks ended April 29, 2011 increased, as a percentage of sales, by 1.8 percentage points to 15.0% as compared to the 53 weeks ended April 30, 2010. This increase was primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy and increased clinical expenses related to our clinical development program. Our product development efforts continue to focus on the development of products and enhancements related to rechargeable and wireless technology, seizure detection and recording technology, as well as remote monitoring and telemedicine enhancements. Our clinical development program continues to focus on the evaluation of the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS Therapy. R&D expenses for the 53 weeks ended April 30, 2010 decreased, as a percentage of sales, by 0.5 percentage points to 13.2% as compared to the 52 weeks ended April 24, 2009. This decrease was primarily due to our decreased clinical spending for the dosing study and the result of revenue growth rate exceeding the growth rate of our product development activity.

Interest Income

Interest income for the 52 weeks ended April 29, 2011 was $262,000 as compared to interest income of $93,000 for the 53 weeks ended April 30, 2010 and $1,236,000 for the 52 weeks ended April 24, 2009. Interest income reported in fiscal year 2011 was primarily the result of accruing interest income on our investments in the convertible debt securities of our collaborative partners and additional yield on our cash and cash equivalent balances. Interest income reported in fiscal year 2010 and fiscal year 2009 was the yield of our cash and cash equivalent balances.  The increase in interest income in fiscal year 2011 as compared to fiscal year 2010 was due to our investments in convertible debt securities. The decease in interest income in fiscal year 2010 as compared to fiscal year 2009 was primarily due to falling interest rates.

Interest Expense

Our interest expense was primarily a result of our Senior Subordinated Convertible Notes, (the “Convertible Notes”) that we issued in September 2005 for $125.0 million at the rate of 3% per year on the principal amount. See “Note 9. Convertible Notes” in the Notes to Consolidated Financial Statements for a further description of the Convertible Notes. Interest expense was $0.4 million for the 52 weeks ended April 29, 2011, as compared to interest expense of $1.4 million for the 53 weeks ended April 30, 2010 and $3.4 million for the 52 weeks ended April 24, 2009. These decreases were due to the decline in the average outstanding balance of our Convertible Notes during the respective periods resulting from our repurchases of our Convertible Notes.

Gain on Early Extinguishment of Debt

Gains on the early extinguishment of debt are due to the repurchase of our Convertible Notes. See “Note 9. Convertible Notes” in the Notes to Consolidated Financial Statements for a further description of the Convertible Notes. We had gains of $0.1 million for the 52 weeks ended April 29, 2011 as compared to gains of $3.2 million for the 53 weeks ended April 30, 2010 and gains of $11.0 million for the 52 weeks ended April 24, 2009. These decreases in the gains are due to decreased repurchases and an increase in the cost of repurchasing our debt. The cost of repurchasing our debt is increased due to our improved consolidated financial condition.

Other Expense, Net

Other Expense, Net consists of the impact of foreign currency exchange gains and losses and the results of our foreign currency derivative activities. Other Expense, Net for the 52 weeks ended April 29, 2011 was $470,000, which consisted of losses on our foreign currency derivative contracts of $1,563,000, offset by net foreign currency transaction gains associated primarily with the effects of a weakening U.S. dollar as compared to the euro. Other Expense, Net of $208,000 for the 53 weeks ended April 30, 2010 and $381,000 for the 52 weeks ended April 24, 2009 consisted of net foreign currency transaction losses primarily associated with the effect of a strengthening U.S. dollar as compared to the euro. In fiscal years 2010 and 2009 we did not enter into foreign currency derivative contracts.

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

We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: a) profitability in the most recent fiscal years, b) internal forecasts for the current  and next two future fiscal years, c) size of deferred tax asset relative to estimated profitability, d) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, e) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to IRC Section 382, and f) the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, which include an evaluation of the potential effects of new markets, changing technology, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses.

During the quarter ended October 29, 2010, we evaluated the recoverability of our deferred tax assets using the criteria described above and, as a result, we reduced our valuation allowance by $19.9 million.  This reduction in the valuation allowance was a discrete event and $8.9 million was recorded as a tax benefit on our consolidated statement of income and $11.0 million was recorded as a benefit in additional paid-in capital on our consolidated balance sheet in the quarter ended October 29, 2010.

Prior to the quarter ended October 23, 2009, all of our deferred tax assets were offset with a valuation allowance. During the quarter ended October 23, 2009, we evaluated the recoverability of our deferred tax assets and, as a result, reduced our related valuation allowance by $40.5 million. This reduction in the valuation allowance was a discrete event and was recorded as a tax benefit in our consolidated statement of income in the quarter ended October 23, 2009.

At April 29, 2011 we had a valuation allowance of $35.2 million, against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. The benefit will be recorded in additional paid-in capital on our consolidated balance sheet. Our foreign net operating losses are not likely to be realized and consequently the associated valuation allowance has not been released.

We operate in Europe with a subsidiary, Cyberonics Europe, BVBA/SPRL (“Cyberonics Europe, BVBA”). Cyberonics Europe, BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium.  We made a check-the-box election to treat Cyberonics, Europe, BVBA as a disregarded entity for U.S. federal tax purposes in the quarter ended October 29, 2010. In conjunction with this transaction, we recognized as a discrete event, a net $9.0 million income tax benefit resulting from the repatriation of the losses realized by Cyberonics Europe, BVBA. The IRS could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during the quarter ended October 29, 2010. Consequently, we have recorded a $2.3 million liability for uncertain tax benefits, classified as a long-term liability on the consolidated balance sheet as of April 29, 2011.

Our effective tax rate for fiscal year 2011 is approximately 3.9% including the impact of discrete events and state and foreign income taxes. We estimate that our effective tax rate for fiscal years 2012 and 2013 will be approximately 40%. Fluctuations will be due primarily to the potential impact of “shortfalls” resulting from stock option exercises or cancellations and restricted stock vesting. “Shortfalls” are driven by the stock price on the date of grant, the market price on the exercise date for stock options, the vesting date for restricted shares, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly. Our cash payments for income taxes for fiscal year 2011 were approximately 3% of income before tax. We estimate similar tax payments for fiscal years 2012 and 2013.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

The following is a reconciliation of statutory federal income tax rates to our effective income tax rate expressed as a percentage of income (loss) before income taxes:

	For the 52 Weeks Ended	For the 53 Weeks Ended	For the 52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Income tax expense (benefit)	$2,235,861	$(39,960,413)	$729,441
U.S. statutory rate	35.0%	35.0%	34.0%
Change in deferred tax valuation allowance excluding impact of shortfall and discrete items below	—	(35.7)	(34.1)
Shortfall on settlement of options and restricted stock	2.6	2.9	2.4
Reduction in valuation allowance due to shortfall	(1.7)	(2.9)	(2.4)
Federal alternative minimum income tax provision	—	0.7	1.4
Foreign taxes	0.1	0.1	0.3
State and local tax provision	2.8	1.1	1.0
Research and development tax credit	(1.2)	(0.6)	—
Contingency for worthless stock deduction	4.5	—	—
Other, net	1.3	0.7	0.1
Discrete items (1)	(39.5)	(105.1)	—
Effective tax rate	3.9%	(103.8)%	2.7%

(1)
The discrete items in fiscal year 2011 were a worthless stock deduction and the release of valuation allowance against our regular net operating loss carryforward deferred tax asset. The discrete item in fiscal year 2010 was a release of valuation allowance against our regular net operating loss carryforward deferred tax asset.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents increased by approximately $30.1 million to $89.3 million during the 52 weeks ended April 29, 2011, as compared to a decrease of $7.0 million to $59.2 million during the 53 weeks ended April 30, 2010, and a decrease of $24.8 million to $66.2 million during the 52 weeks ended April 24, 2009. The reasons for the changes in our cash and cash equivalents balances are discussed below.

Cash Flows

Cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Operating activities	$49,872,107	$42,885,487	$24,589,950
Investing activities	(11,387,000)	(6,222,607)	(2,918,266)
Financing activities	(7,187,837)	(43,719,151)	(46,627,016)
Effect of exchange rate changes on cash and cash equivalents	(1,213,331)	60,703	122,119
Net increase (decrease)	$30,083,939	$(6,995,568)	$(24,833,213)

Operating Activities

Cash provided by operating activities during the 52 weeks ended April 29, 2011 increased by $7.0 million to $49.9 million as compared to the 53 weeks ended April 30, 2010. This increased operating cash flow was primarily due to increased gross profit margin of $20.6 million, partially offset by increased operating expenses of $8.3 million and increased net operating assets of $4.4 million. Net operating assets increased primarily because trade accounts receivable increased $2.0 million, payroll accruals decreased $1.6 million and inventory increased $0.8 million. Trade accounts receivables and inventories both increased due to increasing sales in the U.S. partially offset by decreasing sales in the European operations. Payroll accruals decreased primarily due to decreased annual non-sales compensation expense. Cash provided by operating activities during the 53 weeks ended April 30, 2010 increased $18.3 million as compared to the 52 weeks ended April 24, 2009, primarily due to a $17.9 million increase in income from operations. During fiscal year 2010 as compared to fiscal year 2009, we experienced an increase in accounts payable and accrued liabilities of $5.7 million primarily due to an increase in payroll and other compensation caused by (i) a change in the timing of bonus payments to annual from semi-annual (ii) higher sales, and (iii) the timing of the final payday in the fiscal year.

Investing Activities

Cash used in investing activities during the 52 weeks ended April 29, 2011 increased by $5.2 million to $11.4 million as compared to the 53 weeks ended April 30, 2010, primarily due to increased investment in the acquisition of intellectual property for use in our research and development projects and increased investment, for research and development purposes, in the convertible debt securities of collaborative third parties. Cash used in investing activities during the 53 weeks ended April 30, 2010 increased by $3.3 million, as compared to the 52 weeks ended April 24, 2009, primarily due to increased investment for business infrastructure, research capabilities and acquisition of intellectual property from third parties.

Financing Activities

Cash used in financing activities during the 52 weeks ended April 29, 2011 decreased by $36.5 million as compared to the 53 weeks ended April 30, 2010, primarily due to decreased repurchases of our Convertible Notes of $34.8 million. During the fiscal year 2011 the increase in our repurchases of treasury stock was largely offset by the proceeds from stock option exercises. Cash used in financing activities during the 53 weeks ended April 30, 2010 decreased by $2.9 million as compared to the 52 weeks ended April 24, 2009, primarily due to decreased repurchases of our Convertible Notes, partially offset by a decrease in cash proceeds from exercise of options for common stock.

Debt Instruments and Contractual Obligations

Convertible Notes

During the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009, we repurchased $8.4 million, $46.9 million and $62.7 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions.  The balance of our outstanding Convertible Notes at April 29, 2011 was $7.0 million.

Contractual Obligations

A summary of contractual obligations as of April 29, 2011 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$3,609,788	$6,575,191	$2,282,964	$391,204	$12,859,147
Inventory purchases (2)	1,608,000	—	—	—	1,608,000
Interest on Notes issuance (3)	162,677	—	—	—	162,677
Other (4)	3,739,352	2,261,866	913,250	—	6,914,468
Contractual obligations reflected in the balance sheet:
Convertible Notes (5)	7,067,950	—	—	—	7,067,950
Total (6)	$16,187,767	$8,837,057	$3,196,214	$391,204	$28,612,242

(1)	Reflects operating lease obligations related to facilities, office equipment and automobiles.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities.  These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)	Reflects interest expected to be paid in fiscal year 2012, through December 27, 2011, related to the Convertible Notes issuance in accordance with the Supplemental Indenture.
(4)
Reflects certain purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events and an information technology service agreement. Also included are expected future payments for services under cancellable contracts for clinical research. In addition, we included expected future payments to our license and technology collaborative partners under cancellable contracts for: (i) licensing fees, (ii) minimum royalty payments, and (iii) minimum consulting fees, through December 2016.

(5)
Reflects principal and interest obligations currently reported on the Consolidated Balance Sheet related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011, in accordance with the Supplemental Indenture.

(6)
The table above does not reflect the gross unrecognized tax benefits of $6.3 million, due to our inability to make a reasonably reliable estimate of the timing of the payments. For additional discussion on our uncertain tax position see “Note 14. Income Taxes” in the Notes to the Consolidated Financial Statements

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2012.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.

Factors Affecting Future Operating Results and Common Stock Price

The factors affecting our future operating results and common stock prices are disclosed in “Item 1A. Risk Factors.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk on interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not hedge our interest rate exposure. The effect on net income for the 52 weeks ended April 29, 2011 of a 100-basis point increase in short-term interest rates would have been favorable by approximately $426,000, or 0.9%. Conversely, any decrease in short-term interest rates would not have a material impact on our consolidated results of income for the 52 weeks ended April 29, 2011.

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the second quarter of the current fiscal year, we entered into foreign currency forward derivative contracts with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. We choose not to offset certain other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates. Based on our exposure to foreign currency exchange rate risk, and without consideration of our use of offsetting derivative contracts, a sensitivity analysis indicates that if the U.S. dollar uniformly weakened 10% against the euro and the Great Britain pound the effect on net income after tax, for the 52 weeks ended April 29, 2011, would have been favorable by approximately $537,000, or 1.2%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro and the Great Britain pound the impact on net income after tax, for the 52 weeks ended April 29, 2011, would have been unfavorable by approximately $537,000, or 1.2%.

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 29, 2011.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 29, 2011.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 29, 2011. This report, dated June 16, 2011, appears on page 45.

(c)  Changes in Internal Control Over Financial Reporting

We implemented a new system for our Human Resource and Payroll functions in May 2010. During the 52 weeks ended April 29, 2011, there have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 29, 2011 and April 30, 2010, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009, and our report dated June 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas
June 16, 2011

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Financial Code of Ethics

Our Board has adopted a Financial Code of Ethics, which represents the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other senior financial officers (“senior financial officers”).  A copy of the Financial Code of Ethics is available on our website, www.cyberonics.com, and a copy will be mailed, without charge, upon written request to our investor relations department.  We intend to disclose any amendments to or waivers of the Financial Code of Ethics on behalf of our senior financial officers on our website, at www.cyberonics.com promptly following the date of the amendment or waiver.

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.2	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.3	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.4	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.5	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.5
10.6	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.6
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.45†	Second Amendment to Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1
10.46†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne, Reinstein, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.52†	Release Agreement dated June 1, 2009 between Cyberonics, Inc. and George E. Parker, III	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 24, 2009	000-19806	10.2
10.53†	Form of Non-Competition, No Solicitation and Confidential Information Agreement (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.2
10.54†	Form of Stock Option Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.3
10.55†	Form of Restricted Stock Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.4
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
10.59†	Release Agreement dated May 3, 2007 between Cyberonics, Inc. and John Riccardi	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.55
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERONICS, INC.

By:	/s/ GREGORY H. BROWNE
Gregory H. Browne
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 16, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 16, 2011

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 16, 2011

/s/ GREGORY H. BROWNE Gregory H. Browne	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer andPrincipal Accounting Officer)	June 16, 2011

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 16, 2011

/s/ JOSEPH E. LAPTEWICZ Joseph E. Laptewicz	Director	June 16, 2011

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 16, 2011

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 16, 2011

/s/ JON T. TREMMEL Jon T. Tremmel	Director	June 16, 2011

CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011, April 30, 2010 and April 24, 2009
TOGETHER WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 29, 2011 and April 30, 2010, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010, and the 52 weeks ended April 24, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 29, 2011 and April 30, 2010, and the results of their operations and their cash flows for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010, and the 52 weeks ended April 24, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 16, 2011

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 29, 2011	April 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$89,313,850	$59,229,911
Restricted cash	—	1,000,000
Accounts receivable, net	28,578,622	26,185,143
Inventories	15,270,904	14,207,759
Deferred tax assets	13,738,703	12,126,758
Other current assets	4,698,097	2,495,019
Total Current Assets	151,600,176	115,244,590
Property and equipment, net	8,203,392	7,510,864
Intellectual property, net	5,237,857	1,948,266
Long-term investments	5,209,590	—
Deferred tax assets	40,137,463	29,624,489
Other assets	1,080,727	1,435,768
Total Assets	$211,469,205	$155,763,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,121,586	$4,197,986
Accrued liabilities	17,964,507	19,127,267
Convertible notes	7,048,000	—
Total Current Liabilities	29,134,093	23,325,253
Long-Term Liabilities:
Convertible notes	—	15,460,000
Other long-term liabilities	6,881,762	6,119,077
Total Long-Term Liabilities	6,881,762	21,579,077
Total Liabilities	36,015,855	44,904,330
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 29,712,007 shares issued and 28,276,715 shares outstanding at April 29, 2011and 28,611,475 shares issued and 27,699,911 shares outstanding at April 30, 2010	297,120	286,115
Additional paid-in capital	300,580,501	268,038,251
Common stock warrants	25,200,000	25,200,000
Treasury stock, 1,435,292 and 911,564 common shares at April 29, 2011 and April 30, 2010, respectively, at cost	(32,706,563)	(18,528,989)
Accumulated other comprehensive loss	(571,485)	(63,797)
Accumulated deficit	(117,346,223)	(164,071,933)
Total Stockholders’ Equity	175,453,350	110,859,647
Total Liabilities and Stockholders’ Equity	$211,469,205	$155,763,977

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Net sales	$190,464,398	$167,775,672	$143,600,979
Cost of sales	23,020,032	20,907,595	20,040,636
Gross profit	167,444,366	146,868,077	123,560,343
Operating expenses:
Selling, general and administrative	89,654,039	87,941,405	84,837,694
Research and development	28,602,684	22,064,800	19,732,941
Total operating expenses	118,256,723	110,006,205	104,570,635
Income from operations	49,187,643	36,861,872	18,989,708
Interest income	262,298	92,602	1,235,757
Interest expense	(397,975)	(1,430,590)	(3,394,837)
Gain on early extinguishment of debt	83,074	3,172,231	11,000,698
Other expense, net	(470,109)	(207,644)	(381,265)
Income before income taxes	48,664,931	38,488,471	27,450,061
Income tax expense (benefit)	1,939,221	(39,960,413)	729,441
Net income	$46,725,710	$78,448,884	$26,720,620
Basic income per share	$1.67	$2.83	$1.00
Diluted income per share	$1.64	$2.67	$0.61
Shares used in computing basic income per share	28,050,638	27,702,731	26,632,115
Shares used in computing diluted income per share	28,609,619	28,696,375	27,542,198

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME

							Accumulated		Total
			Additional	Common	Hedges on		Other		Stockholders’
	Common Stock		Paid-In	Stock	Convertible	Treasury	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Warrants	Notes	Stock	Income (Loss)	Deficit	(Deficit)
Balance at April 25, 2008	27,712,248	$277,122	$282,788,451	$25,200,000	$(38,200,000)	$(16,298,835)	$251,394	$(269,241,437)	$(15,223,305)
Stock options exercised	303,210	3,032	4,279,469	—	—	—	—	—	4,282,501
Issuance of Common Stock under Employee Stock Purchase Plan	1,720	17	25,176	—	—	—	—	—	25,193
Issuance of Restricted Stock	184,431	1,844	(1,844)	—	—	—	—	—	—
Cancellation of Restricted Stock	(26,057)	(260)	260	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	(532,293)	—	—	(532,293)
Non-Cash Compensation Expense	—	—	9,628,364	—	—	—	—	—	9,628,364
Termination of Convertible Note Hedge	—	—	(38,200,000)	—	38,200,000	—	—	—	—
Net income	—	—	—	—	—	—	—	26,720,620	26,720,620
Translation adjustment	—	—	—	—	—	—	(489,236)	—	(489,236)
Comprehensive income	—	—	—	—	—	—	—	—	26,231,384
Balance at April 24, 2009	28,175,552	281,755	258,519,876	25,200,000	—	(16,831,128)	(237,842)	(242,520,817)	24,411,844
Stock options exercised	69,169	692	990,081	—	—	—	—	—	990,773
Issuance of Common Stock under Employee Stock Purchase Plan	2,312	23	34,164	—	—	—	—	—	34,187
Issuance of Restricted Stock	393,663	3,937	(3,937)	—	—	—	—	—	—
Cancellation of Restricted Stock	(29,221)	(292)	292	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	(1,697,861)	—	—	(1,697,861)
Non-Cash Compensation Expense	—	—	8,497,775	—	—	—	—	—	8,497,775
Net income	—	—	—	—	—	—	—	78,448,884	78,448,884
Translation adjustment	—	—	—	—	—	—	174,045	—	174,045
Comprehensive income	—	—	—	—	—	—	—	—	78,622,929
Balance at April 30, 2010	28,611,475	286,115	268,038,251	25,200,000	—	(18,528,989)	(63,797)	(164,071,933)	110,859,647
Stock options exercised	876,372	8,764	15,163,341	—	—	—	—	—	15,172,105
Issuance of Common Stock under Employee Stock Purchase Plan	3,083	31	58,861	—	—	—	—	—	58,892
Issuance of Restricted Stock	229,424	2,294	(2,294)	—	—	—	—	—	—
Cancellation of Restricted Stock	(8,347)	(84)	84	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	(14,177,574)	—	—	(14,177,574)
Non-Cash Compensation Expense	—	—	6,355,802	—	—	—	—	—	6,355,802
Bond Hedge Valuation Allowance Release	—	—	10,966,456	—	—	—	—	—	10,966,456
Net income	—	—	—	—	—	—	—	46,725,710	46,725,710
Translation adjustment	—	—	—	—	—	—	(507,688)	—	(507,688)
Comprehensive income	—	—	—	—	—	—	—	—	46,218,022
Balance at April 29, 2011	29,712,007	$297,120	$300,580,501	$25,200,000	$—	$(32,706,563)	$(571,485)	$(117,346,223)	$175,453,350

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Cash Flows From Operating Activities:
Net income	$46,725,710	$78,448,884	$26,720,620
Non-cash items included in net income:
Depreciation	2,737,953	2,228,619	2,179,900
Gain on early extinguishment of debt	(83,074)	(3,172,231)	(11,000,698)
Unrealized (gain) loss in foreign currency transactions	(1,648,479)	(68,970)	4,361
Stock-based compensation	6,365,003	8,622,949	9,681,593
Deferred income taxes	1,101,763	(41,335,107)	9,804
Deferred license revenue amortization	(1,493,969)	(1,522,698)	(1,493,968)
Amortization and other items	520,018	373,070	1,136,577
Changes in operating assets and liabilities:
Accounts receivable, net	(1,952,789)	(3,825,340)	(3,312,205)
Inventories	(819,399)	(1,509,542)	(37,949)
Other current assets	(220,172)	(269,439)	(249,972)
Other assets	256,683	(819,268)	(105,751)
Accounts payable and accrued liabilities	(1,617,141)	5,734,560	1,057,638
Net cash provided by operating activities	49,872,107	42,885,487	24,589,950
Cash Flow From Investing Activities:
Release of restricted cash	1,000,000	—	—
Acquired intellectual property	(3,844,401)	(2,000,000)	—
Investments in convertible debt securities	(5,000,000)	(100,000)	(250,000)
Purchases of property, plant and equipment	(3,542,599)	(4,122,607)	(2,668,266)
Net cash used in investing activities	(11,387,000)	(6,222,607)	(2,918,266)
Cash Flows From Financing Activities:
Repurchase of convertible notes	(8,241,260)	(43,046,250)	(50,402,417)
Proceeds from exercise of options for common stock	15,230,997	1,024,960	4,307,694
Purchase of treasury stock	(14,177,574)	(1,697,861)	(532,293)
Net cash used in financing activities	(7,187,837)	(43,719,151)	(46,627,016)
Effect of exchange rate changes on cash and cash equivalents	(1,213,331)	60,703	122,119
Net increase (decrease) in cash and cash equivalents	30,083,939	(6,995,568)	(24,833,213)
Cash and cash equivalents at beginning of year	59,229,911	66,225,479	91,058,692
Cash and cash equivalents at end of year	$89,313,850	$59,229,911	$66,225,479

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$372,939	$1,324,972	$3,019,498
Cash paid for income taxes	$1,275,959	$1,072,544	$686,634

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are headquartered in Houston, Texas and design, develop, manufacture and market the Cyberonics VNS Therapy® System (“VNS Therapy System”), a surgically implanted medical device that delivers a unique therapy, vagus nerve stimulation (“VNS”) therapy (“VNS Therapy”), by electrical pulsed signals to the vagus nerve for the treatment of refractory epilepsy and treatment-resistant depression. We have regulatory approval to market and sell the VNS Therapy System for refractory epilepsy in the United States (“U.S.”), Canada, Europe, Australia, Japan and other markets. In 2001, we obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. In July 2005, the U.S. Food and Drug Administration (“FDA”) approved the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments.

We are a neuromodulation business focused on creating new markets, improving our products, developing new medical devices for patients suffering from epilepsy and expanding our business into other neuromodulation opportunities.  We operate our business as a single segment, meaning substantially all of our operations are impacted by the same considerations, including, but not limited to, economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures.  Cyberonics is approved to market the VNS Therapy System in more than 72 countries worldwide, and to date more than an estimated 72,000 patients have been implanted with the device.

Fiscal Year-End.  We utilize a 52/53-week fiscal year, ending the last Friday in April. Our fiscal year 2011 ended April 29, 2011 was a 52-week year. Our fiscal year 2010 ended April 30, 2010 was a 53-week year. Our fiscal year 2009 ended April 24, 2009 was a 52-week year.

Basis of presentation. We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Use of estimates. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. Actual results could differ materially from those estimates.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiary, Cyberonics Europe, BVBA. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents.  We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash.  We classify as restricted cash highly liquid investments that otherwise would qualify as cash equivalents, but that have been set aside as collateral and are unavailable for withdrawal due to  certain conditions that must be met.

    Accounts Receivable.  We grant credit to our direct customers and distributors in the normal course of business.  We maintain an allowance for doubtful accounts for potential credit losses. We write off uncollectible accounts against the allowance when it is deemed that a direct customer or distributor account is uncollectible. Activity in our allowance for doubtful accounts consists of the following:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Balance at beginning of year	$620,412	$361,740	$240,925
Increase in allowance	76,332	371,240	120,815
Reductions for write-offs	—	(112,568)	—
Balance at end of year	$696,744	$620,412	$361,740

Inventories.  We state our inventories at the lower of cost, using the first-in first-out (“FIFO”) method, or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Property and Equipment.  Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. We compute depreciation using the straight-line method over estimated useful lives ranging from three to nine years.

Intellectual Property. The intellectual property balances as shown on the consolidated balance sheets consist of purchased exclusive and non-exclusive licenses of intellectual property that we intend to use in our products. We amortize our capitalized licenses on a straight-line basis over the period beginning with the effective date of the license agreement and ending with either the expiration of the licensed patent or with the estimated end of the useful commercial life of our product. Amortization is charged to research and development as the intended products are either in design or clinical testing. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate a different amortization period or impairment. If we change our estimate of the useful life of our intellectual property we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized.

Product Warranty.  We offer warranties on our leads and generators for one to two years from the date of implant, depending on the product in question. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties. Provisions for warranty claims are expensed to Cost of Goods Sold in the consolidated statement of income and are estimated based upon historical product warranty claim data. Changes in our liability for product warranties are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Balance at the Beginning of the Year	$111,749	$121,659	$79,055
Warranty Expense Recognized	414	(1,007)	46,492
Warranties Settled	(11,984)	(8,903)	(3,888)
Balance at the End of the Year	$100,179	$111,749	$121,659

Leases.  We account for leases that transfer substantially all of the benefits and risks incident to the ownership of property as an acquisition of an asset and the incurrence of an obligation, and we account for all other leases as operating leases. We are a party to contracts of leased facilities and other lease obligations. Certain of our leases provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight-line method, as a reduction to rent expense over the term of the lease. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

Revenue Recognition.

Product revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets. Management maintains policies for sales returns and exchanges in order to control returns and exchanges. We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors. We estimate expected sales returns based on historical data and record a reduction of sales and a return reserve when we sell the product.

Licensing Revenue: We amortize upfront payments received under licensing agreements over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective December 17, 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing, as licensing revenue, the amortization of the $9.5 million up-front payment, on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million payment, $4.5 million at April 29, 2011, was included in Other Long-Term Liabilities in our consolidated balance sheets.

Research and Development (R&D).  All R&D costs are expensed as incurred. R&D costs include costs of all basic research activities, as well as engineering and technical effort required to develop a new product or make significant improvement to an existing product or manufacturing process. R&D costs also include regulatory, clinical trial expenses and the amortization of purchased intellectual property prior to commercialization.

Foreign Currency Translations and Transactions.  The assets and liabilities of our subsidiary, Cyberonics Europe, BVBA are translated into U.S. dollars from the euro at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Statements of income are translated at the average exchange rate in effect during the financial statement period. The resulting gain or loss arising from the translation of the financial statements of our subsidiary into U.S. dollars from euros are shown in the Accumulated Other Comprehensive Income section of the consolidated statements of stockholders’ equity (deficit) and are not included in the consolidated statements of income.

Gains and losses resulting from foreign currency transactions, for both Cyberonics, Inc. and Cyberonics Europe, BVBA, are included in Other Income (Expense) in the consolidated statements of income net of losses and gains from our foreign currency derivative financial instruments.

Derivatives and Hedges.  We are exposed to certain foreign currency risks relating to our ongoing business operations. We enter into a foreign currency forward derivative contract with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. The use of derivative instruments allows us to partially manage the risk resulting from the impact the foreign currency exchange rate has on the operations of the business.

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

At inception of a foreign currency forward contract we designate the contract as a non-hedge derivative instrument. The foreign currency exchange gains and losses generated by our derivatives and our foreign currency denominated assets and liabilities are included in the category Other Income (Expense), Net on our consolidated statement of income.

Share-Based Compensation.  We grant stock options and restricted stock to directors, officers and key employees.  All awards under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis over the vesting terms into cost of products sold, research and development expense and selling, general and administrative expense in the Consolidated Statement of Income as appropriate. See “Note 13.  Stock Incentive and Purchase Plans” for additional information.

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

We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: a) profitability in the most recent fiscal years, b) internal forecasts for the current  and next two future fiscal years, c) size of deferred tax asset relative to estimated profitability, d) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, e) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code (“IRC”) Section 382, and f) the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, which include an evaluation of the potential effects of new markets, changing technology, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Our estimates of factors relevant to the recoverability of our deferred tax assets are consistent with the plans and estimates we are using to manage the underlying businesses.

We have generated net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method and are credited to additional paid-in capital and are not recorded as a tax benefit in the Consolidated Statement of Income.

We classify our deferred tax assets as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating losses, is classified according to the expected reversal date.

Income Per Share.  Accounting standards require dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings applicable to participating securities by the weighted average number of participating securities outstanding for the period. Diluted EPS includes the effect of potentially dilutive instruments. See “Note 16.  Income per Share” for additional information.

Note 2.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the Revenue Recognition - Multiple-Deliverable Revenue Arrangements Topic of the FASB Accounting Standards Codification (“ASC”). This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard update will not have a material impact on our consolidated statement of income or financial position.

In January 2010, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC. This update requires additional disclosures within the roll-forward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, this update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years, with early adoption permitted. We implemented this ASU in the quarter ended July 30, 2010. It did not have a material impact on our consolidated results of operations or financial position.

In April 2010, the FASB issued an ASU to the Earnings per Share Topic of the FASB ASC. This update clarified that a share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common stockholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security. Accordingly, these awards are to be included in the computation of basic EPS pursuant to the two-class method. Prior-period EPS data shall be adjusted retrospectively, if material. This accounting standard was effective for the fiscal years beginning after December 15, 2008 and interim periods within those years. We implemented this standard as of April 25, 2009, the beginning of our fiscal year 2010. Since it did not have a material impact on prior periods, it was not applied retrospectively.

In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC. This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). The update clarifies that (i)  the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity and,  (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements for our investments in the convertible debt securities of our collaborative partners.

Note 3. Fair Value Measurements

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

The Convertible Notes we issued, as discussed in “Note 9. Convertible Notes,” are not carried at fair value. We estimate and disclose the fair value of our debt. Our fair value estimation uses inputs that fall into Level 2. We use adjusted market quotes obtained from brokers to estimate the fair value of this debt.  The fair values were $7.5 million based on the outstanding liability of $7.0 million as of April 29, 2011, $15.2 million based on the outstanding liability of $15.5 million as of April 30, 2010, and $50.5 million based on the outstanding liability of $62.3 million as of April 24, 2009.

We use a market approach to estimate the fair value of our investments in the convertible debt securities of our collaborative partners, and the inputs to our valuation fall into Level 3 of the fair value hierarchy as these investments are in privately held entities without quoted market prices. Each reporting period we evaluate these investments to determine if there are any events or circumstances that are likely to have a significant effect on their fair value. To determine the fair value of our investments, we used all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. We evaluate any decreases in fair value to determine if the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss in our selling, general and administrative expenses.  See “Note 7. Long-Term Investments” for further information regarding our investments in convertible debt securities.

The following table provides a reconciliation of the beginning and ending balances of our investments in the ‘available-for-sale’ convertible debt securities of our collaborative partners measured at fair value on a recurring basis that use significant unobservable inputs (Level 3):

	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010	52 Weeks Ended April 24, 2009
Beginning balance	$––	$––	$––
Net purchases and settlements	5,000,000	100,000	205,082
Accrued interest	209,590	––	3,808
Other-than-temporary impairment losses recognized in income	––	100,000	208,890
Transfers in (out)	—	—	—
Ending balance	$5,209,590	$––	$––

The following table summarizes the unrealized gains and losses for our investments in the ‘available-for-sale’ convertible debt securities of our collaborative partners, as of April 29, 2011:

	April 29, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Convertible Debt Securities	$5,209,590	$––	$––	$5,209,590

Note 4.  Inventories

Inventories consisted of the following:

	April 29, 2011	April 30, 2010
Raw materials	$5,666,558	$5,324,935
Work-in-process	3,553,084	3,071,470
Finished goods	6,051,262	5,811,354
	$15,270,904	$14,207,759

Note 5.  Property and Equipment

Property and equipment consisted of the following:

	April 29, 2011	April 30, 2010
Computer equipment	$11,875,317	$10,864,386
Manufacturing equipment	11,974,416	10,833,119
Leasehold improvements	4,771,752	4,421,329
Furniture and fixtures	2,601,629	2,506,537
Office equipment	1,047,763	993,835
Capital investment programs in process	1,297,690	1,406,768
	33,568,567	31,025,974
Accumulated depreciation	(25,365,175)	(23,515,110)
	$8,203,392	$7,510,864

Note 6.  Intellectual Property

Our intellectual property investments have resulted from license and technology agreements with several collaborative partners. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, an implantable lead and micro-processor technologies. During the 52 weeks ended April 29, 2011 we invested and capitalized $3,844,401, which will be amortized over an average of 7.7 years.

We purchased and amortized intellectual property during the 52 weeks ended April 29, 2011 and the 53 weeks ended April 30, 2010 as follows:

	Gross Purchase Amount	Amortization	Net Carrying Amount
Balances as of April 24, 2009	$––	$––	$––
Purchases & Amortization	2,000,000	(51,734)	1,948,266
Balances as of April 30, 2010	2,000,000	(51,734)	1,948,266
Purchases & Amortization	3,844,401	(554,810)	3,289,591
Balances as of April 29, 2011	$5,844,401	$(606,544)	$5,237,857

The weighted average amortization period for our all of our intellectual property is 8.1 years.  Future amortization is estimated as follows:

Fiscal year 2012	$729,769
Fiscal year 2013	729,769
Fiscal year 2014	729,769
Fiscal year 2015	729,769
Fiscal year 2016	743,803

Note 7.   Long-Term Investments

Our long-term investments consist of investments in two convertible debt securities issued by privately held entities. These investments relate to our technological collaborative efforts described in “Note 6. Intellectual Property.”

Our first investment in a convertible debt security with a collaborative partner was made in the fiscal year 2009, for $205,082, was increased in fiscal year 2010 by $100,000 and matures in December 2011 unless converted to stock earlier. The carrying value of this security was reduced to zero during the years ended April 24, 2009 and April 30, 2010, due to our assessment of the financial condition of the issuing entity. These other-than-temporary impairments have been reported in our Selling, General and Administrative (“SG&A”) expenses in our consolidated statement of income.

The second investment, for $5,000,000, was made in fiscal year 2011 and matures in May 2013 unless converted to stock earlier. Conversion is mandatory at the issuers’ next round of equity financing. The balance of the principle amount of this convertible debt security and accrued interest is convertible into equity at a price per share determined by the investee’s Board of Directors with a predetermined cap on the conversion price. Interest accrues during the term of this security at 6% and is payable at maturity or is convertible to stock. We accrued interest on this debt security, included the interest receivable in the cost basis of the security and recognized interest income in our consolidated statement of income. Based on our evaluation, we did not consider this investment to be impaired as of April 29, 2011. See “Note 3. Fair Value Measurements” for further details regarding the fair value assessments of these securities.

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

	April 29, 2011	April 30, 2010
Payroll and other compensation	$11,520,867	$13,074,835
Royalties	1,508,809	1,405,082
Property tax and other tax accruals	1,570,377	1,330,827
Clinical costs	587,496	772,153
Other	2,776,958	2,544,370
	$17,964,507	$19,127,267

Note 9.  Convertible Notes

In September 2005, we issued $125 million of Senior Subordinated Convertible Notes at the interest rate of 3% per year on the principal amount, payable semi-annually, in arrears, in cash on March 27 and September 27 of each year (the “Convertible Notes”). The Convertible Notes are unsecured and subordinated to all of our existing and future senior debt and equal in right of payment with our existing and future senior subordinated debt. Holders may convert their Convertible Notes, which were issued in the form of $1,000 bonds, into 24.0964 shares of our common stock per bond, which equals a conversion price of approximately $41.50 per share, subject to adjustments, at any time prior to maturity. Holders who convert their Convertible Notes in connection with certain fundamental changes may be entitled to a make-whole premium in the form of an increase in the conversion rate. A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. The make-whole premium, depending on the price of the stock and the date of the fundamental change, may range from 6.0241 to 0.1881 shares per bond, when the stock price ranges from $33.20 to $150.00, respectively. If a fundamental change of our company occurs, the holder may require us to purchase all or a part of their Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any. We may, at our option, instead of paying the fundamental change purchase price in cash, pay it in our common stock valued at a 5% discount from the market price of our common stock for the 20 trading days immediately preceding and including the third day prior to the date we are required to purchase the Convertible Notes, or in any combination of cash and shares of our common stock. The offering of the Convertible Notes provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”). The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we are required to repurchase at par value any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity in September 27, 2012.  The Supplemental Indenture made no other changes to the terms of the Indenture. As a result of the Supplemental Indenture we have classified the Convertible Notes as a current liability in our consolidated balance sheets for the period ended April 29, 2011.

The table below lists the gains on the repurchase of our Convertible Notes:

	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010	52 Weeks Ended April 24, 2009
Repurchased aggregate principal amount of our Convertible Notes	$8,412,000	$46,879,000	$62,661,000
Aggregate purchase price	8,241,260	43,046,250	50,402,418
Unamortized bond issue costs written off	87,666	660,519	1,257,884
Gain	$83,074	$3,172,231	$11,000,698

Note 10.  Convertible Notes and Warrants

In September 2005, in conjunction with the issuance of the Convertible Notes, we sold the Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet. The Warrants expire, if not exercised, in October 2012. The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share.

Note 11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	April 29, 2011	April 30, 2010
Deferred license revenue	$4,455,805	$5,949,774
Liability for uncertain tax benefits	2,260,226	––
Accrued clinical studies	165,731	169,303
	$6,881,762	$6,119,077

Note 12.  Stockholders’ Equity (Deficit)

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

Note 13.  Stock Incentive and Purchase Plans

Stock Incentive Plans.  As of April 29, 2011, we have authorized an aggregate of 17,350,000 shares of common stock for issuance pursuant to our 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, 2005 Stock Plan, 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”). Shares can no longer be issued pursuant to any plan other than the Amended and Restated New Employee Equity Inducement Plan and the 2009 Stock Plan, both of which  allow issuance of both nonstatutory or incentive stock options and restricted stock.

Stock-Based Incentive Compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period).

Amounts recognized in the consolidated financial statements for stock-based compensation (includes restricted stock grants and stock option grants) are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Total cost of share-based payment plans during the year	$6,355,802	$8,497,774	$9,628,364
Amounts capitalized in inventory during the year	(486,909)	(657,168)	(867,834)
Amounts recognized in operations for amounts previously capitalized in inventory	496,110	782,343	921,063
Amounts charged against operations, before income tax benefit	$6,365,003	$8,622,949	$9,681,593
Amount of related income tax benefit recognized in operations	—	—	—

Amounts recognized in the consolidated statement of income for stock-based compensation (includes restricted stock grants and stock option grants) by expense category are as follows:

	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010	52 Weeks Ended April 24, 2009
Cost of Goods Sold	$452,106	$543,018	$827,638
General and administrative expenses	4,784,081	6,966,858	7,655,398
Research and development expenses	1,128,816	1,113,073	1,198,557
	$6,365,003	$8,622,949	$9,681,593

Stock Options.   We may grant options to directors, officers and key employees. Options granted under the Stock Plans generally vest ratably, monthly or annually, over four or five years following their date of grant and have maximum terms of 10 years.  Stock option grant prices are set according to the applicable stock option plan and are equal to either the closing price of our common stock on the last trading day prior to the grant date, for grants made prior to amendment of the plans on August 19, 2008, or the closing price of our common stock on the day of the grant, for grants made after the amendment. There are no post-vesting restrictions on the shares issued.  We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option grants. This methodology takes into account variables such as expected volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based upon observation of actual time elapsed between the date of grant and the exercise of options per group of employees. We issue new shares upon share option exercise, and we did not settle any stock options granted under our stock-based compensation arrangements for cash for any of the periods presented herein.

The following tables detail the activity in stock option awards:

	52 Weeks Ended
	April 29, 2011
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	2,515,824	$21.51	$15.65	4.71	$—
Granted	232,716	24.95	11.78	—	—
Exercised	876,372	17.31	13.46	—	9,632,100
Forfeited	95,954	35.09	25.69	—	—
Expired	15,713	19.70	10.84	—	—
Outstanding — end of year	1,760,501	23.33	15.72	5.27	—
Fully vested and exercisable — end of year	1,121,207	25.46	18.87	3.56	12,099,125
Expected to vest — end of year	575,122	19.65	10.19	8.29	9,169,867

	53 Weeks Ended
	April 30, 2010
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	2,574,994	$22.52	$16.83	4.88	$—
Granted	326,610	14.88	8.05	—	—
Exercised	69,169	14.32	11.12	—	258,873
Forfeited	282,093	24.58	18.70	—	—
Expired	34,518	23.48	15.72	—	—
Outstanding — end of year	2,515,824	21.51	15.65	4.71	—
Fully vested and exercisable — end of year	1,901,385	22.89	17.52	3.45	3,727,826
Expected to vest — end of year	551,779	16.80	9.46	8.67	1,582,476

	52 Weeks Ended
	April 24, 2009
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	2,682,561	$22.27	$17.26	4.96	$—
Granted	379,791	18.85	10.95	—	—
Exercised	303,210	14.12	11.94	—	2,555,886
Forfeited	136,872	24.40	19.02	—	—
Expired	47,276	27.56	19.28	—	—
Outstanding — end of year	2,574,994	22.52	16.83	4.88	—
Fully vested and exercisable — end of year	2,057,158	22.54	17.45	4.00	205,926
Expected to vest — end of year	434,467	21.88	13.71	8.65	—

The following table lists the assumptions used to estimate the grant date fair market value of our stock option grants:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Dividend Yield	—	—	—
Risk-free interest rate — based on grant date	1.18% - 2.57%	1.84% - 3.36%	1.49% - 4.52%
Expected option term — in years per group of employees	4.12 – 6.50	4.11 - 6.47	4.10 - 6.66
Expected volatility at grant date	45.14% - 52.54%	47.72% - 59.13%	50.88% - 55.89%
Discount for post-vesting restrictions	N/A	N/A	N/A
Option price	Closing price on date of grant	Closing price on date of grant	Closing price on last trading day prior to date of grant through August 18, 2008; after that, closing price on date of grant
Grant price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant

Recognized compensation cost for stock option grants, total fair market value of stock option grants vested and cash received from stock options exercised, were as follows:

	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010	52 Weeks Ended April 24, 2009
Recognized compensation costs	$2,505,417	$3,943,012	$5,443,166
Fair market value of stock option grants vested	2,103,387	3,464,104	5,290,345
Cash received from options exercised	15,172,105	990,774	4,282,501

As of April 29, 2011, we had unrecognized compensation cost for stock option grants of $5,863,037 which is expected to be recognized over the weighted average period of 2.29 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or stock awards to directors, officers and key employees at no purchase cost to the grantee. Unvested stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, restricted stock awards are service-based and vest ratably over four or five years or cliff vest in one or three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The derived service period for performance-based awards is estimated based on our judgment of likely future performance. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. We issue new shares for our restricted stock awards, and we did not settle any restricted stock award for cash for any of the periods presented herein. As of June 13, 2011, we could be obligated to repurchase from our executive officers as many as approximately 179,000 shares of our common stock within the period ending March 15, 2015 to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the fiscal year 2008, we executed restricted stock agreements with Daniel J. Moore as President and CEO, Gregory H. Browne as Vice President, Finance and CFO and James A. Reinstein as Vice President, Sales and Marketing and General Manager, International. Under the terms of their employment agreements, Messrs. Moore, Browne and Reinstein received 125,000, 30,000 and 50,000 performance-based shares, respectively, with the performance conditions agreed upon by the respective individuals and the Compensation Committee of our Board of Directors.  The restricted stock agreements provide that the shares were subject to forfeiture unless, within a five-year period commencing on the date of the grant, certain conditions were met. In the third quarter of the fiscal year 2009, the conditions were met as to 25% of the shares; in the first quarter of the fiscal year 2010, the conditions were met as to another 25% of the shares; and in the fiscal year 2011, the following conditions were met for the final 50% of the shares:

—
As to 25% of the shares, the following three conditions were met and the share restrictions removed during the first quarter of the fiscal year 2011: (a) our net sales amount grows by not less than 10% over the net sales amount for the prior fiscal year, (b) our earnings per share amount on a fully diluted basis, in accordance with U.S. GAAP and before extraordinary items ("Earnings Per Share"), grows by not less than 13%, which must be higher on a percentage basis than our net sales amount growth for the same period, over the Earnings Per Share for the prior fiscal year, and (c) the sum of the percentages for net sales amount growth and Earnings Per Share growth is equal to or greater than 25%; provided that, for the prior fiscal year against which performance of conditions (a), (b), and (c) are measured, we report Earnings Per Share in excess of zero;

—
As to 25% of the shares, the following condition was met and the share restrictions removed during the third quarter of the fiscal year 2011: the 65-day moving average of the closing price of our common stock, as adjusted for any splits and as reported by NASDAQ or another exchange acceptable to the Compensation Committee, exceeds $25.00.

Recognized compensation costs for performance-based and time vested restricted stock grants were as follows:

	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010	52 Weeks Ended April 24, 2009
Recognized compensation costs	$3,850,385	$4,554,763	$4,185,197

As of April 29, 2011, we had unrecognized compensation costs for restricted share grants of $6,548,952, which is expected to be recognized over the weighted average period of 1.56 years.

The following tables detail the activity in restricted stock awards:

	52 Weeks Ended
	April 29, 2011
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested shares at April 30, 2010	822,259	$16.40	$16,058,718
Granted	229,424	27.66	8,165,200
Vested	234,281	16.35	5,603,464
Forfeited	8,347	18.29	297,070
Non-vested shares at April 29, 2011	809,055	19.59	28,794,267

	53 Weeks Ended
	April 30, 2010
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested shares at April 24, 2009	619,296	$18.07	$8,372,882
Granted	393,663	14.77	7,688,238
Vested	162,479	17.53	4,174,127
Forfeited	28,221	17.75	551,156
Non-vested shares at April 30, 2010	822,259	16.40	16,058,718

	52 Weeks Ended
	April 24, 2009
	Number of Shares	Wtd.Avg.Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested shares at April 25, 2008	620,632	$17.68	$9,897,294
Granted	184,431	19.73	2,493,507
Vested	158,710	18.40	2,646,668
Forfeited	27,057	18.53	365,811
Non-vested shares at April 24, 2009	619,296	18.07	8,372,882

Employee Stock Purchase Plan.  Under the 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been reserved for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Purchase periods are six months in length and begin on the first business days of June and December. At April 29, 2011, 404,024 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan. Cash received from Employees’ Stock Purchase Plan for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 were $58,892, $34,186 and  $25,194, respectively.

Stock Recognition Program.  In May 1992, our Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,200 shares of our common stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of our President, based on nominations made by fellow employees. At April 29, 2011, 2,230 shares remain available for future issuances under the program.

Note 14.  Income Taxes

The U.S. and foreign components of income before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Income (loss) before income taxes:
Domestic	$50,330,220	$40,826,142	$29,190,583
Foreign	(1,665,289)	(2,337,671)	(1,740,522)
	$48,664,931	$38,488,471	$27,450,061
Provision for current income tax expense:
Federal (1)	$242,547	$905,431	$384,005
State and local	530,089	421,486	254,785
Foreign	64,822	47,777	80,847
	$837,458	$1,374,694	$719,637
Provision for deferred income tax expense (benefit):
Federal	$18,254,023	$(894,843)	$—
State and local	9,804	9,804	9,804
Discrete items (2)	(17,162,064)	(40,450,068)	—
	1,101,763	(41,335,107)	9,804
Total provision for income tax expense (benefit):	$1,939,221	$(39,960,413)	$729,441

(1)	The federal income tax provision for the fiscal years 2011, 2010 and 2009 consisted of federal alternative minimum income tax.

(2)
The discrete items in fiscal year 2011 were primarily, (i) a worthless stock deduction and (ii) the release of valuation allowance against our deferred tax assets, which resulted in fully releasing the valuation allowance against our regular net operating loss carryforward. The discrete item in fiscal year 2010 was the partial release of valuation allowance against our deferred tax assets, consisting primarily of a release of valuation allowance against our regular net operating loss carryforward.

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
U.S. statutory rate	35.0%	35.0%	34.0%
Change in deferred tax valuation allowance excluding impact of shortfall and discreet items	—	(35.7)	(34.1)
Shortfall on settlement of options and restricted stock	2.6	2.9	2.4
Reduction in valuation allowance due to shortfall	(1.7)	(2.9)	(2.4)
Federal alternative minimum income tax provision (1)	—	0.7	1.4
Foreign taxes	0.1	0.1	0.3
State and local tax provision	2.8	1.1	1.0
Research and development tax credit	(1.2)	(0.6)	—
Contingency for worthless stock deduction	4.5	—	—
Other, net	1.3	0.7	0.1
Discrete items (2)	(39.5)	(105.1)	—
Effective tax rate	3.9%	(103.8)%	2.7%

(1)
The federal income tax provision for the fiscal years 2011, 2010 and 2009 consist of federal alternative minimum income tax (“AMT”), which is offset by a federal AMT deferred tax credit. The deferred tax credit was offset by a valuation allowance which was partially released in fiscal year 2010, and fully released in fiscal year 2011.

(2)
The discrete items in fiscal year 2011 were a worthless stock deduction and the release of valuation allowance against our regular net operating loss carryforward deferred tax asset. The discrete item in fiscal year 2010 was a release of valuation allowance against our regular net operating loss carryforward deferred tax asset.

Significant components of our deferred tax assets are as follows:

	April 29, 2011	April 30, 2010
Deferred tax assets:
Federal net operating loss carryforwards	$59,900,965	$59,719,172
Foreign net operating loss carryforwards	10,563,447	9,615,036
Deferred compensation expense	7,776,360	10,403,819
State net operating loss carryforwards and other	4,033,836	7,580,850
Federal alternative minimum tax credit carryforward	1,780,056	1,407,052
Licensing income	1,556,032	2,003,485
Accrued expenses	1,396,478	1,322,280
R&D tax credit carryforward	1,188,630	477,552
Reserves	481,857	388,902
Property and equipment	449,447	647,702
Charitable contribution carryforwards	292,317	2,170,150
Inventory costs capitalized	252,666	389,378
Licensing Expense	68,976	120,306
Convertible Notes	(91,256)	252,495
Foreign currency translation unrealized	(561,293)	—
Total deferred tax assets	89,088,518	96,498,179
Deferred tax valuation allowance	(35,212,352)	(54,746,932)
Net deferred tax assets	$53,876,166	$41,751,247

At April 29, 2011, we had net operating loss carryforwards of approximately $189.8 million for federal income tax purposes, expiring during the fiscal years 2021 through 2027, and net tax credit carryforwards of approximately $3.0 million for federal income tax purposes expiring during the fiscal years 2012 through 2031. At April 29, 2011, we had net operating loss carryforwards of approximately $66.2 million for state and local income tax purposes, expiring at various dates beginning in the fiscal year 2011. More likely than not future operating results will generate sufficient net taxable income to utilize our net operating losses.

During the quarter ended October 29, 2010, we evaluated the recoverability of our deferred tax assets using the criteria described in Note 1, and, as a result, we reduced our valuation allowance by $19.9 million.  This reduction in the valuation allowance was a discrete event and $8.9 million was recorded as a tax benefit on our consolidated statement of income and $11.0 million was recorded as a benefit in additional paid-in capital on our consolidated balance sheet in the quarter ended October 29, 2010.

At April 29, 2011 we had a valuation allowance of $35.2 million, against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. The benefit will be recorded in additional paid-in capital on our consolidated balance sheet. Our foreign net operating losses are not likely to be realized and consequently the associated valuation allowance has not been released.

We operate in Europe with a subsidiary, Cyberonics Europe, BVBA/SPRL (“Cyberonics Europe, BVBA”). Cyberonics Europe, BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium.  We made an election to treat Cyberonics, Europe, BVBA as a disregarded entity for U.S. federal tax purposes in the quarter ended October 29, 2010. In conjunction with this transaction, we recognized as a discrete event, a net $9.0 million income tax benefit resulting from the repatriation of the losses realized by Cyberonics Europe BVBA. The Internal Revenue Service (“IRS”) could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during the quarter ended October 29, 2010. Consequently, we have recorded an uncertain tax position contingency for a portion of the tax benefit as of October 29, 2010.

The valuation allowance decreased by approximately $19.5 million for the 52 weeks ended April 29, 2011, due primarily to the discrete release of the valuation allowance during the 13 weeks ended October 29, 2010, and to the utilization of net federal operating loss carryforward. The valuation allowance decreased by approximately $52.3 million for the 53 weeks ended April 30, 2010, due primarily to the discrete partial release of valuation allowance during the 13 weeks ended October 23, 2009 and to the utilization of federal net operating loss carryforward.

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

The following is a roll forward of our total gross unrecognized tax benefit:

	52 Weeks Ended	53 Weeks Ended
	April 29, 2011	April 30, 2010
Balance at beginning of year	$4,703,172	$5,007,741
Tax positions related to current year	2,260,226	—
Tax positions related to prior years	(757,792)	—
Reductions for tax positions related to lapses of statute of limitations:	—	—
Credits	—	(304,569)
Change in effective tax rate (federal and state)	120,435	—
Balance at end of year	$6,326,041	$4,703,172

The total amount of unrecognized tax benefit, as of April 29, 2011, if recognized, would affect our effective tax rate by approximately $6.3 million. We do not expect that the amount of unrecognized tax benefits will change in the next 12 months. We did not have any accrued interest or penalties associated with unrecognized tax benefits for the 52 weeks ended April 29, 2011, or the 53 weeks ended April 30, 2010.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions.

Note 15.  Foreign Currency Exposure

We enter into foreign currency forward contracts with a major international bank to partially offset our foreign currency exchange gains and losses. We first entered into foreign currency forward contracts starting in the second quarter of the fiscal year ended April 29, 2011.  During the fiscal year ended April 29, 2011, we entered into contracts totaling €24.3 million, with a maximum amount outstanding at any one time of €8.3 million. We had no open derivative position as of April 29, 2011. Subsequent to our fiscal year ended April 29, 2011, we entered into a new foreign currency forward contract with a nominal amount of €10.0 million.

The net loss resulting from foreign currency forward contract activity during the fiscal year ended April 29, 2011 is shown below:

Derivative	Location of gain or (loss) recognized in income	Net loss for the 52 weeks ended April 29, 2011
Euro forward contracts	Other Income (Expense), Net	$1,563,257

Our unrealized gains and losses were included in Other Income (Expense), Net on the consolidated statement of income.

Note 16.  Income per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Numerator:
Net income	$46,725,710	$78,448,884	$26,720,620
Add (deduct) effect of Convertible Notes	112,061	(1,766,882)	(9,895,370)
Diluted income	$46,837,771	$76,682,002	$16,825,250

Denominator:
Basic weighted average shares outstanding	28,050,638	27,702,731	26,632,115
Add effect of:
Stock options	382,596	113,580	190,331
Convertible Notes	176,385	880,064	719,752
Diluted weighted average shares outstanding	28,609,619	28,696,375	27,542,198
Basic income per share	$1.67	$2.83	$1.00
Diluted income per share	$1.64	$2.67	$0.61

Excluded from the computation of diluted EPS for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 were outstanding options to purchase approximately 0.5 million, 1.5 million and 1.7 million common shares, respectively, because to include them would have been anti-dilutive as a result of the exercise price of the options exceeding their current fair market value.

We issued $125.0 million of Senior Subordinated Convertible Notes due in 2012 (the “Convertible Notes”) during the fiscal year 2006.  Approximately $7.0 million and $15.5 million of the Convertible Notes were outstanding as of April 29, 2011 and April 30, 2010, respectively, which were convertible into 169,831 and 372,530 shares of our common stock, respectively, and included in diluted shares outstanding. Approximately $62.3 million of the Convertible Notes were outstanding as of April 24, 2009, convertible into approximately 2.6 million shares of our common stock, which were not included in dilutive shares because they were anti-dilutive under the “if-converted” method of dilution accounting.

We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end.  Based on this requirement, we included in dilutive shares for the 52 weeks ended April 29, 2011, 6,554 convertible shares, and for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009, we included in dilutive shares 507,534 and 719,752 convertible shares, respectively.

In conjunction with the Convertible Notes, we purchased call options to buy 3,000,000 shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”).  The Note Hedge was terminated effective May 6, 2008 in accordance with its terms; see “Note 10.  Convertible Note Hedge and Warrants.” The terminated Note Hedge options were anti-dilutive and were not included in the computation of diluted EPS. Also, in conjunction with the Convertible Notes, we sold common stock warrants (the “Warrants”) to sell 3,000,000 shares of our common stock at an exercise price of $50.00 per share. The Warrants are not included in the computation of diluted EPS because the Warrants’ exercise price is greater than the average market price of the common stock for all of the periods presented.

Note 17.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment associated with the translation of our foreign subsidiary financial statements to U.S. dollars from their euro functional currency. Comprehensive income for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 was $46.2 million, $78.6 million and $26.2 million, respectively.

Note 18.  Employee Retirement Savings Plan

We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”) which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We match 50% of employees’ contributions up to 6% of eligible earnings, subject to a five-year vesting period. We incurred expenses for these contributions of approximately $1.1 million, $1.1 million and $0.9 million for the fiscal years 2011, 2010 and 2009, respectively.

Note 19.  Commitments and Contingencies

Post-Market Clinical Surveillance.  Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval for treatment-resistant depression (“TRD”) in July 2005, we were required to conduct two clinical studies on TRD patients. One study, a patient dosing study, was a randomized controlled study assessing three different stimulation paradigms. We completed the study in February 2010 with 331 VNS Therapy System patients and submitted our final study report to the FDA in August 2010. The other study, a TRD registry, is a longitudinal registry that follows patients for up to five years. We expect the TRD registry to be completed in calendar year 2015. We expect to spend $1.3 million over the next 5 years for the TRD registry.

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we have been paying royalties at a rate of 3% of net sales of generators and leads and will continue paying at this rate until the epilepsy patent expires July 16, 2011. Our royalty payments pursuant to this agreement are expensed as cost of goods sold as incurred and amounted to $5.6 million, $4.9 million and $4.2 million for the 52 weeks ended April 29, 2011, 53 weeks ended April 30, 2010 and 52 weeks ended April 24, 2009, respectively. While we do not expect royalties to be due under the terms of this license agreement after July 16, 2011, royalties would be due if we were to market products utilizing non-expired patents covered by this agreement

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.

Starting during the quarter ended October 23, 2009, we have entered into license and technology agreements with collaboration partners. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology and an implantable lead.  We expect to spend approximately $2.8 million over the next five years under these agreements for future license fees, royalty payments, consulting fees and patent fees. Future payments by us under these agreements are contingent on some or all of the following conditions: (i) delivery of technology and related documentation by specified dates, (ii) delivery of consulting and support services, and (iii) the incorporation of the licensed technology in our products.

Clinical Studies.  We have commenced a clinical study to evaluate the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS Therapy, called E-36, which will be will be conducted in Europe by a clinical research organization. Pursuant to the post-market surveillance conditions specified as part of our TRD marketing approval by the FDA, we are conducting a clinical study on TRD patients. The TRD Registry is a longitudinal registry intended to follow 500 VNS patients and 300 non-VNS patients for up to five years. We expect to spend approximately $3.8 million over the next five years, for both studies.

Lease Agreements.  We lease the following facilities and equipment with non-cancelable leases, accounted for as operating leases: (i) administrative offices and manufacturing facilities at our headquarters location in Houston, Texas, (ii) off-site storage facilities in Houston and office and manufacturing space in Austin, Texas, as part of our disaster contingency plans, (iii) administrative office in Brussels, Belgium, (iv) several sales offices in Europe, and (v) transportation and office equipment. In October, 2010 we leased the Austin, Texas space until September 2018, amounting to 19,800 square feet.

Future minimum lease payments as of April 29, 2011 are as follows:

52/53 Weeks Ending on the last Friday of April:
2012	$3,609,788
2013	3,401,440
2014	3,173,752
2015	2,098,558
2016	184,406
Thereafter	391,204

Our lease expenses for the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 amounted to $3.4 million, $3.3 million and $3.3 million, respectively.

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

Other Commitments.  We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as part of our stock-based compensation plans, we could be obligated, as of April 29, 2011, to repurchase from our executive officers as many as 179,000 shares of our common stock prior to the period ending March 15, 2015, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

Note 20.  Litigation

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

Note 21.  Concentrations

Our cash equivalents represent potential concentrations of credit risk. We minimize potential concentrations of credit risk in cash equivalents by placing investments in high quality financial instruments and, as required by our corporate investment policy, limiting the amount of investment in any one issuing party. As of April 29, 2011, and through the date the financial statements were issued, management believes that we had no significant concentrations of credit risk related to these assets and we have incurred no material impairments in the carrying values of our cash equivalents.

Our trade accounts receivable represent potential concentrations of credit risk. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all of our trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries and, accordingly, are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.

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

Our customers’ insurance coverage represents a potential concentration of revenue stream risk. We rely upon favorable reimbursement, coverage and coding for VNS Therapy. Essentially all patients implanted with VNS Therapy for the treatment of epilepsy are covered by private payers, Medicare or Medicaid in the U.S. and internationally by various governmental sponsored programs.

Note 22.  Geographic Information

	Net Sales
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	April 29, 2011	April 30, 2010	April 24, 2009
United States	$162,728,485	$136,583,029	$116,385,898
International	27,735,914	31,192,643	27,215,081
Total	$190,464,399	$167,775,672	$143,600,979

	Long-Lived Assets
	April 29, 2011	April 30, 2010	April 24, 2009
United States	$8,026,798	$7,360,890	$5,398,021
International	176,594	149,974	214,770
Total	$8,203,392	$7,510,864	$5,612,791

Sales are classified according to the country of destination, regardless of the shipping point.

All assets located outside of the U.S. are classified as “International.”

Note 23.  Quarterly Financial Information — Unaudited

	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter	Totals(1)
52 weeks ended April 29,2011
Net sales	$44,798,763	$47,461,569	$47,081,476	$51,122,590	$190,464,398
Gross profit	39,336,561	41,910,300	41,274,074	44,923,431	167,444,366
Net income	7,163,296	24,941,245	7,191,972	7,429,197	46,725,710
Diluted income per share	$0.26	$0.88	$0.25	$0.26	$1.64
53 weeks ended April 30, 2010
Net sales	$38,501,237	$40,718,172	$40,821,276	$47,734,987	$167,775,672
Gross profit	33,161,092	35,600,460	35,868,640	42,237,885	146,868,077
Net income	7,865,459	50,144,117	8,849,004	11,590,304	78,448,884
Diluted income per share	$0.23	$1.73	$0.29	$0.41	$2.67
__________

(1)
EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full year EPS.

(2)
In the second quarter of the fiscal year ended April 29, 2011, we recognized two discrete items that resulted in an income tax benefit of $17.2 million. In the second quarter of the fiscal year ended April 30, 2010, we recognized a discrete item that resulted in an income tax benefit of $40.5 million.

Note 24. Subsequent Events

There are no subsequent events to the fiscal year ending April 29, 2011 that require recognition in our consolidated results of income or financial position. Subsequent events were evaluated through the date the financial statements were issued. On June 7, 2011, the Board of Directors terminated the share repurchase program approved in February 2010, under which we repurchased 766,565 shares, and announced a new program to repurchase up to 1.0 million shares.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.2	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.3	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.4	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.5	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2
10.3#	Exclusive Patent License Agreement dated December 17, 2007, by and between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4	Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor, commencing on December 8, 2002 for Space “A” and January 1, 2004 for Space “B,” as amended March 3, 2003 (First Amendment), October 2, 2003 (Second Amendment), March 11, 2004 (Third Amendment), March 17, 2004 (Subordination, Non-Disturbance and Attornment), March 19, 2004 (Transfer of Ownership to Triple Net Properties, LLC), March 23, 2005 (Fourth Amendment), May 5, 2005 (Fifth Amendment) and July 13, 2005 (Sixth Amendment)	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.3
10.5	Seventh Amendment, dated December 28, 2007, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.5
10.6	Eighth Amendment, dated March 31, 2008, to that certain Lease Agreement dated December 5, 2002 between Cyberonics, Inc., as Lessee, and Space Center Operating Associates, LP, as Lessor	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.6
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on May 1, 2007	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated April 26, 2007 by and between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 19, 2007	000-19806	10.1
10.45†	Second Amendment to Employment Agreement dated December 19, 2008 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.1
10.46†	Stock Option Amendment and Cash Bonus Agreement dated October 22, 2007 between Cyberonics, Inc. and Randal L. Simpson	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Messrs. Browne and Reinstein)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne, Reinstein, Simpson and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.52†	Release Agreement dated June 1, 2009 between Cyberonics, Inc. and George E. Parker, III	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 24, 2009	000-19806	10.2
10.53†	Form of Non-Competition, No Solicitation and Confidential Information Agreement (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.2
10.54†	Form of Stock Option Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.3
10.55†	Form of Restricted Stock Agreement Amendment (Olsen and Strauss)	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.4
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
10.59†	Release Agreement dated May 3, 2007 between Cyberonics, Inc. and John Riccardi	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.55
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002