Form 10-Q
period 2011-07-29
CYBERONICS INC
filed 2011-08-25
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2011 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2011
Common Stock $0.01 par value	27,975,601

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe SA).
______________

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 29, 2011	April 29, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,610,395	$89,313,850
Accounts receivable, net of allowances of $907,272 and $696,744, respectively	29,730,040	28,578,622
Inventories	13,750,996	15,270,904
Deferred tax assets	13,311,016	13,738,703
Other current assets	3,726,193	4,698,097
Total Current Assets	142,128,640	151,600,176
Property and equipment, net of accumulated depreciation of $25,605,501 and $25,365,175, respectively	9,739,559	8,203,392
Intellectual property, net	5,541,841	5,237,857
Long-term investments	5,284,384	5,209,590
Deferred tax assets	36,291,245	40,137,463
Other assets	916,200	1,080,727
Total Assets	$199,901,869	$211,469,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,910,851	$4,121,586
Accrued liabilities	12,401,329	17,964,507
Convertible notes	7,048,000	7,048,000
Total Current Liabilities	23,360,180	29,134,093
Long-term liabilities	6,507,161	6,881,762
Total Liabilities	29,867,341	36,015,855
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 30,096,927 shares issued and 28,132,815 shares outstanding at July 29, 2011; and 29,712,007 shares issued and 28,276,715 shares outstanding at April 29, 2011	300,969	297,120
Additional paid-in capital	303,637,276	300,580,501
Common stock warrants	25,200,000	25,200,000
Treasury stock, 1,964,112 and 1,435,292 common shares at July 29, 2011 and April 29, 2011, respectively, at cost	(48,234,862)	(32,706,563)
Accumulated other comprehensive loss	(407,186)	(571,485)
Accumulated deficit	(110,461,669)	(117,346,223)
Total Stockholders' Equity	170,034,528	175,453,350
Total Liabilities and Stockholders' Equity	$199,901,869	$211,469,205

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010
Net sales	$52,662,076	$44,798,763
Cost of sales	6,922,034	5,462,202
Gross profit	45,740,042	39,336,561
Operating expenses:
Selling, general and administrative	26,008,430	21,176,496
Research and development	8,221,426	6,468,867
Total operating expenses	34,229,856	27,645,363
Income from operations	11,510,186	11,691,198
Interest income	80,037	12,843
Interest expense	(91,035)	(108,339)
Gain on early extinguishment of debt`	––	83,074
Other income (expense), net	117,553	(72,312)
Income before income taxes	11,616,741	11,606,464
Income tax expense	4,732,187	4,443,168
Net income	$6,884,554	$7,163,296

Basic income per share	$0.24	$0.26
Diluted income per share	$0.24	$0.25

Shares used in computing basic income per share	28,224,094	27,775,564
Shares used in computing diluted income per share	28,724,294	28,212,891

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010

Cash Flow From Operating Activities:
Net income	$6,884,554	$7,163,296
Non-cash items included in net income:
Depreciation	746,580	569,704
Gain on early extinguishment of debt	––	(83,074)
Unrealized loss in foreign currency transactions	310,481	101,733
Stock-based compensation	2,714,933	1,317,605
Deferred income taxes	4,273,905	4,131,086
Deferred license revenue amortization	(373,492)	(373,493)
Amortization and other items	132,978	158,649
Changes in operating assets and liabilities:
Accounts receivable, net	(1,231,177)	897,305
Inventories	1,491,366	(842,241)
Other current assets	549,866	(59,448)
Other assets	145,135	263,600
Accounts payable and accrued liabilities	(5,684,369)	(5,733,125)
Net cash provided by operating activities	9,960,760	7,511,597

Cash Flow From Investing Activities:
Acquired intellectual property	(500,000)	(2,635,000)
Purchases of property and equipment	(2,288,343)	(939,968)
Net cash used in investing activities	(2,788,343)	(3,574,968)

Cash Flow From Financing Activities:
Repurchase of convertible notes	––	(8,241,260)
Proceeds from exercise of options for common stock	292,155	4,209,025
Purchase of treasury stock	(15,528,299)	(2,576,878)
Net cash used in financing activities	(15,236,144)	(6,609,113)

Effect of exchange rate changes on cash and cash equivalents	360,272	94,351
Net decrease in cash and cash equivalents	(7,703,455)	(2,578,133)
Cash and cash equivalents at beginning of period	89,313,850	59,229,911
Cash and cash equivalents at end of period	$81,610,395	$56,651,778

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$25,908	$67,069
Cash paid for income taxes	$18,227	$317,120
Supplementary Disclosures of Non-Cash Investing Activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$191,180	$271,741

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended July 29, 2011

Note 1.  Basis of Presentation and Use of Accounting Estimates

    The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Cyberonics for the periods presented. Operating results for the thirteen weeks ended July 29, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 27, 2012. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 29, 2011 (“2011 Form 10-K”).

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

    The fiscal years 2012 and 2011 will end or ended on April 27, 2012 and April 29, 2011, respectively. The fiscal years 2012 and 2011 include 52 weeks.

Note 2.  Stock Incentive and Purchase Plans

Stock-Based Incentives. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period). Our net income for the thirteen weeks ended July 29, 2011 and July 30, 2010 includes $2.7 million and $1.3 million, respectively, of stock-based compensation expense.

Stock Incentive Plans.  We have authorized shares of common stock for issuance pursuant to our 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, 2005 Stock Plan, 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”). Shares can no longer be issued pursuant to any plan other than the Amended and Restated New Employee Equity Inducement Plan and the 2009 Stock Plan, both of which allow issuance of nonstatutory stock options and restricted stock. The 2009 Stock Plans also permits issuance of incentive stock options and phantom stock.

Options.  We may grant options to directors, officers and key employees. Options granted under the Stock Plans generally vest annually over four or five years following their date of grant and have maximum terms of 10 years. Stock option grant exercise prices are set according to the applicable stock option plan and are equal to the closing price of our common stock on the day of the grant. There are no post-vesting restrictions on the shares issued. We use the Black-Scholes option pricing methodology to calculate the grant date fair value of stock option grants. This methodology takes into account variables such as expected volatility, dividend yield rate, expected option term and risk-free interest rate. The expected term is based on observation of actual time elapsed between the date of grant and the exercise of options per group of employees. We issue new shares upon share option exercise, and we did not settle any stock options granted under our stock-based compensation arrangements for cash for any of the periods presented herein.

Index

During the thirteen weeks ended July 29, 2011, we granted options on a total of 238,511 shares to officers and key employees at a weighted average fair market value of $11.91 per share optioned. During the thirteen weeks ended July 30, 2010, we granted options on a total of 209,541 shares to officers and key employees at a weighted average fair market value of $11.78 per share optioned. Each option award we issued vests at a rate of 25% on each of the first four anniversaries of the grant date. As of July 29, 2011, unrecognized compensation expense related to stock options was $6.1 million, which is expected to be recognized over a weighted average period of 2.85 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock awards to directors, officers, key employees and consultants at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, restricted stock awards are service-based and vest ratably over four years or cliff-vest in one to three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. As of August 22, 2011, we could be obligated to repurchase from our executive officers as many as 242,152 shares of our common stock within the period ending June 15, 2015, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

On June 15, 2011, we granted a total of 110,170 time-vesting restricted shares to officers and key employees at a weighted average fair value of $25.71 per share. These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or at a rate of 100% on the third anniversary of the grant date. On June 15, 2010, we granted a total of 113,546 time-vesting restricted shares to directors, officers and key employees at a weighted average fair market value of $24.33 per share. These awards vest at a rate of 25% on each of the first four anniversaries of the grant date or at a rate of 100% on the first or third anniversary of the grant date.

On June 15, 2011, we granted a total of 296,605 performance-based and market condition-based shares in three tranches to eight officers. The first two tranches, totaling 173,271, are performance-based, have a fair value of $25.71 per share based on the grant date share price, are eligible to vest annually over four years, and are subject to forfeiture unless income from operations and net revenue objectives are met. The third tranche, consisting of 123,334 shares, is a market condition-based award, has a fair value of $19.42 per share based on the results of Monte Carlo simulations, and is subject to forfeiture unless total shareholder return objectives are met.

In the quarter ended July 29, 2011, we recognized compensation expense of $114,000 related to awards approved for our Chief Executive Officer in March and June 2011.  The awards are expected to be granted in September 2011 and settled in cash or stock at the Company’s option. Compensation cost for the quarter was determined in accordance with variable accounting based on an equivalent of 96,946 shares.

Unamortized compensation expense related to all restricted shares is $14.4 million and is expected to be recognized over a weighted average period of 2.43 years.

Index

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  As of July 29, 2011, 403,536 shares were available for issuance under the Stock Purchase Plan.  No compensation expense was recorded for the Stock Purchase Plan.

Note 3.  Inventories

Inventories consisted of the following:

	July 29, 2011	April 29, 2011
	(Unaudited)
Raw materials	$6,155,757	$5,666,558
Work-in-process	3,152,098	3,553,084
Finished goods	4,443,141	6,051,262
	$13,750,996	$15,270,904

Note 4.  Intellectual Property

Our intellectual property investments have resulted from license and technology agreements with several collaborative partners. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, an implantable lead and micro-processor technologies. During the 13 weeks ended July 29, 2011, we invested and capitalized $500,000, which will be amortized over 8.0 years.

We purchased and amortized intellectual property during the thirteen weeks ended July 29, 2011and July 30, 2010 as follows (unaudited):

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010
Beginning net carrying amount	$5,237,857	$1,948,266
Purchases	500,000	2,635,000
Amortization	(196,016)	(81,828)
Impairments	––	––
Ending net carrying amount	$5,541,841	$4,501,438

The weighted average amortization period for our intellectual property is 8.0 years.  Estimated amortization is as follows:

Remaining fiscal year 2012	$594,234
Fiscal year 2013	792,312
Fiscal year 2014	792,312
Fiscal year 2015	792,312
Fiscal year 2016	807,548
Fiscal year 2017	792,312

Index

Note 5. Long-Term Investments

Our long-term investments consist of investments in two convertible debt securities issued by privately held entities. These investments relate to our technological collaborative efforts described in “Note 4. Intellectual Property.”

Our first investment in convertible debt securities was made in the quarter ended January 23, 2009, was increased in the quarter ended October 23, 2009 and matures in December 2011 unless converted to stock earlier. The carrying value of this security was written down to zero as of April 30, 2010, due to our assessment of the financial condition of the issuing entity.

The second investment, for $5,000,000, was made in the quarter ended October 29, 2010 and matures in May 2013 unless converted to stock earlier. Conversion is mandatory at the issuers’ next round of equity financing. The principal balance of this convertible debt security and accrued interest is convertible into equity at a price per share determined by the investee’s Board of Directors with a predetermined cap on the conversion price. Interest accrues during the term of this security at 6% and is payable at maturity or is convertible to stock. We accrued interest on this debt security, included the interest receivable in the cost basis of the security and recognized interest income in our consolidated statement of income. Based on our evaluation, we did not consider this investment to be impaired as of July 29, 2011. See “Note 6. Fair Value Measurements” for further details regarding the fair value assessments of these securities.

Note 6. Fair Value Measurements

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

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.

The Convertible Notes, as discussed in “Note 8. Convertible Notes,” we issued are not carried at fair value. We estimate the fair value of our debt using inputs that we believe fall into Level 2. Adjusted market quotes obtained from brokers were used to estimate the fair value of this debt, which was approximately $7.3 million, based on the outstanding liability of approximately $7.0 million, as of July 29, 2011, and approximately $7.1 million, based on the outstanding liability of approximately $7.0 million as of July 30, 2010.

We use a market approach to estimate the fair value of our investments in convertible debt securities, and the inputs to our valuation fall into Level 3 of the fair value hierarchy, as these investments are in privately held entities without quoted market prices. Each reporting period we evaluate these investments to determine if there are any events or circumstances that are likely to have a significant effect on their fair value. To determine the fair value of our investments, we used all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. We evaluate any decreases in fair value to determine if impairment is other than temporary. For other-than-temporary impairments we recognize an impairment loss in our selling, general and administrative expenses.  See “Note 5. Long-Term Investments” for further information regarding our investments in convertible debt securities.

Index

The following table provides a reconciliation of the beginning and ending balances of our investments in ‘available-for-sale’ convertible debt securities measured at fair value on a recurring basis that use significant unobservable inputs (Level 3).  We have had no transfers between levels for the periods presented below, (unaudited):

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010
Beginning balance	$5,209,590	$––
Net purchases and settlements	––	––
Accrued interest	74,794	––
Other-than-temporary impairment losses recognized in income	––	––
Transfers in (out)	––	––
Ending balance	$5,284,384	$––

The following table summarizes the unrealized gains and losses for our investments in ‘available-for-sale’ convertible debt securities as of July 29, 2011, (unaudited):

	July 29, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Convertible Debt Securities	$5,284,384	$––	$––	$5,284,384

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	July 29, 2011	April 29, 2011
	(Unaudited)
Payroll and other compensation	$7,160,987	$11,520,867
Property tax and other tax accruals	1,330,164	1,570,377
Royalties	1,189,884	1,508,809
Clinical costs	540,901	587,496
Other	2,179,393	2,776,958
	$12,401,329	$17,964,507

Index

Note 8.  Convertible Notes

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

    In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we are required to repurchase at par value any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity in September 27, 2012.  The Supplemental Indenture made no other changes to the terms of the Indenture. As a result of the Supplemental Indenture we have classified the Convertible Notes as a current liability in our consolidated balance sheets for the periods ended July 29, 2011 and April 29, 2011.

    The table below lists the gains on the repurchase of our Convertible Notes, (unaudited):

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010
Repurchased aggregate principal amount of our Convertible Notes	$––	$8,412,000
Aggregate purchase price	––	(8,241,260)
Unamortized bond issue costs written off	––	(87,666)
Gain	$––	$83,074

Note 9. Convertible Note and Warrants

On September 27, 2005, in conjunction with the issuance of the Convertible Notes, we sold the Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet.  The Warrants expire, if not exercised, in October 2012.  The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share.

Index

Note 10.  Long-Term Liabilities

Long-term liabilities consisted of the following (unaudited):

	July 29, 2011	April 29, 2011
Deferred license revenue	$4,082,313	$4,455,805
Liability for uncertain tax benefits	2,260,226	2,260,226
Accrued clinical studies	164,622	165,731
	$6,507,161	$6,881,762

Note 11. Foreign Currency Exposure

We enter into foreign currency forward contracts with a major international bank to partially offset our foreign currency exchange gains and losses. We do not enter into foreign currency forward contracts for speculative purposes. We first entered into foreign currency forward contracts starting in the second quarter of the previous fiscal year.  During the quarter ended July 29, 2011, we entered into a foreign currency forward contract, with a notional amount of € 10.0 million. This contract was settled before the quarter ended on July 29, 2011. The use of derivative instruments allows us to partially manage the risk resulting from fluctuations in foreign currency exchange rates.

We do not apply hedge accounting to our foreign currency forward contracts. After our quarter ended July 29, 2011, we entered into a new foreign currency forward contract with a notional amount of € 10.0 million.

The gain realized with the foreign currency forward contract that was purchased and settled during the quarter ended July 29, 2011 is shown below, (unaudited):

		Amount of gain (loss) recognized in income
		For the Thirteen Weeks Ended
Derivative	Location of gain (loss) recognized in income	July 29, 2011	July 30, 2010
Euro forward contracts	Other Income (Expense), Net	$392,000	$––

The gains or losses above were largely offset by transactional unrealized gains or losses on foreign currency denominated assets and liabilities. These transactional unrealized gains or losses were included in Other income (expense), net on the consolidated statement of operations.

Note 12.  Income Taxes

Our estimated effective tax rate for the fiscal year ending April 27, 2012 is 38.5%, which includes a discrete tax expense of $332,000 recorded in the quarter ended July 29, 2011. The discrete tax items are based on an evaluation of our deferred tax assets. Our effective tax rate is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. In the comparative quarter of the prior fiscal year our estimated effective tax rate for fiscal year 2011 was 38.3%. We expect our effective tax rate to fluctuate through the rest of fiscal year 2012 and fiscal year 2013, due primarily to the potential impact of “shortfalls” resulting from stock option exercises or cancellations and restricted stock vesting. Shortfalls are driven by the fair value of the option or restricted stock, the strike price of the option, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions. In the quarter ended July 29, 2011, the Internal Revenue Service (“IRS”) began an audit in connection with our fiscal year 2009. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of this audit, and the actual outcome of this audit could have a material impact on our consolidated results of income, financial position or cash flows.

Index

Note 13.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010
Numerator:	(Unaudited)	(Unaudited)
Net income	$6,884,554	$7,163,296
Add (deduct) effect of Convertible Notes	39,681	(6,809)
Diluted income	$6,924,235	$7,156,487

Denominator:
Basic weighted average shares outstanding	28,224,094	27,775,564
Stock options	330,369	241,279
Convertible Notes	169,831	196,048
Diluted weighted average shares outstanding	28,724,294	28,212,891
Basic income per share	$0.24	$0.26
Diluted income per share	$0.24	$0.25

Excluded from the computation of diluted income per share for the thirteen weeks ended July 29, 2011 and July 30, 2010 were outstanding options to purchase approximately 0.3 million and 0.9 million common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average market value during the quarter ended July 29, 2011. Our compensatory share grants result in the issuance of participating restricted shares held for our officers, directors and key employees and are included in the computation of basic weighted average shares outstanding and basic income per share.

Approximately $7.0 million of our Convertible Notes were outstanding as of July 29, 2011 and July 30, 2010, convertible into 169,831 shares of our common stock.  The convertible shares were included in dilutive shares for the thirteen weeks ended July 29, 2011 and July 30, 2010.

During the thirteen weeks ended July 30, 2010, we purchased approximately $8.4 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions. We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end. Based on this requirement, we included 26,217 convertible shares in dilutive shares for the thirteen weeks ended July 30, 2010.

Our Warrants, issued in conjunction with our Convertible Notes, were not included in the computation of diluted EPS because such Warrants’ exercise price of $50.00 per share was greater than the average market price of our common stock for all periods presented.

Note 14.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen weeks ended July 29, 2011 and July 30, 2010 was approximately $7.0 million and $7.2 million, respectively.

Note 15.  Commitments and Contingencies

Litigation. We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or results of income.

Index

    Post-Approval Conditions.  Pursuant to the post-approval conditions specified as part of our FDA marketing approval for treatment-resistant depression (“TRD”) in July 2005, we were required to conduct a longitudinal registry that follows TRD patients for up to five years. We expect the TRD registry to be completed in calendar year 2015. We expect to spend $1.1 million over the next 5 years for the TRD registry.

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provides us with worldwide exclusive rights under five U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy® System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we have been paying royalties at a rate of 3% of net sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the date the epilepsy patent expired. Our royalty payments pursuant to this agreement are expensed as cost of goods sold as incurred and amounted to $1.2 million for the partial quarter period beginning April 30, 2011 and ending July 16, 2011, and $1.3 million for the thirteen weeks ended July 30, 2010. We have no other royalty payments as a component of cost of goods sold.

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

We have entered into license, technology and product development agreements with collaboration partners related primarily to seizure detection, wireless communication, rechargeable battery technology and an implantable lead.  We expect to spend approximately $2.2 million over the next five years under these agreements for future license fees, royalty payments, consulting fees and patent fees. Future payments by us under these agreements are contingent on some or all of the following conditions: (i) delivery of technology and related documentation by specified dates, (ii) delivery of consulting and support services, and (iii) the incorporation of the licensed technology in our products.

    Lease Agreements.  We lease the following facilities and equipment with non-cancellable leases, accounted for as operating leases: (i) administrative offices and manufacturing facilities at our headquarters location in Houston, Texas, (ii) off-site storage facilities in Houston and office and manufacturing space in Austin, Texas, as part of our disaster contingency plans, (iii) an administrative and sales office in Brussels, Belgium, (iv) several sales offices elsewhere in Europe, (v) sales offices in Beijing, China and Hong Kong and (vi) transportation and office equipment.

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

Warranties. We offer warranties, covering manufacturing defects, on our leads and generators for one to two years from the date of implant, depending on the product. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties. Provisions for warranty claims are expensed to Cost of Goods Sold in the consolidated statement of income and are estimated based upon historical product warranty claim data. Changes in our liability for product warranties are as follows (unaudited):

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010
Balance at the beginning of the period	$100,179	$111,749
Warranty expense (credit) recognized	9,690	(4,583)
Warranty settled	(1,953)	(1,255)
Balance at the end of the period	$107,916	$105,911

Index

    Other Commitments.  We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as part of our stock-based compensation plans, we could be obligated, as of July 29, 2011, to repurchase from our executive officers as many as 242,152 shares of our common stock prior to the period ending June 15, 2015 to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock

Note 16.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the Revenue Recognition - Multiple-Deliverable Revenue Arrangements Topic of the FASB Accounting Standards Codification (“ASC”). This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU has had no material impact on our consolidated statement of income or financial position.

In January 2010, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC. This update requires additional disclosures within the roll-forward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, this update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years, with early adoption permitted. We implemented this ASU in the quarter ended July 30, 2010. It did not have a material impact on our consolidated results of income or financial position.

In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC. This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity and, (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements for our investments in the convertible debt securities of our collaborative partners. The adoption of this ASU will have no impact, other than presentation, on our consolidated statement of income or financial position.

Index

In June 2011, the FASB issued an ASU to the Comprehensive Income Topic of the FASB ASC. This update was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This ASU will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that they be presented either: (i) as a continuous statement including net income and  comprehensive income, or (ii) as two separate and consecutive statements. This ASU is to be applied retrospectively and is effective beginning after December 15, 2011 for fiscal years and interim periods within those years. Early adoption is permitted. We plan on adoption for the quarter ending January 27, 2012. The adoption of this ASU will have no impact, other than presentation, on our consolidated statement of income or financial position.

Note 17. Subsequent Events

On August 15, 2011, we announced that we had stopped shipment of our AspireHC™ (High Capacity Response) and AspireSR™  (Seizure Response) generators, Models 105 and 106, and were withdrawing these products from the field. While we believe that the generators do not pose an immediate health risk to patients, we discovered that the generators’ stimulation output current delivered to a patient’s nerve can be less than the output current programmed by a physician. We also suspended enrollment in our AspireSR generator clinical trial (E-36) pending resolution of this hardware-related design issue. We expect to implement and validate a solution and submit for regulatory approvals by no later the end of the fiscal year on April 27, 2012.

We determined that there was sufficient evidence that estimates inherent in our consolidated balance sheet for the quarter ended July 29, 2011 should be adjusted to recognize the financial effects of the subsequent event described above.  As a result, we recorded the following financial effects for the quarter ended July 29, 2011: (i) an increase in our reserves for exchanges based on credits for exchanging higher-priced AspireHC generators for our Model 102 (Pulse™) or our Model 103 (Demipulse™) generators, and (ii) an increase in our inventory reserve for unsalable finished goods and work-in-process for our AspireHC and AspireSR generators. The total increase in reserves was approximately $1.3 million, which resulted, net of tax, in a reduction to net income of approximately $0.8 million.

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
—
Failure to expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation therapy (“VNS Therapy”) or any component which comprises the VNS Therapy® System for the treatment of epilepsy and depression;

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

—	Failure to maintain the current regulatory approvals for our epilepsy and depression indications;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection, expiration and validity of the intellectual property that relates to VNS Therapy;
—	Changes in technology;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
—	Changes in customer spending patterns; and
—	Continued volatility in the global market and worldwide economic conditions.

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 29, 2011, (“2011 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities & Exchange Commission (the “SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen weeks ended July 29, 2011 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2011 Form 10-K.

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

The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, Russia, South America, Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved  the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

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

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. However, CMS made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead for the calendar year 2011. In November, 2010, effective for the calendar year 2011, CMS announced "interim final" rates for the reimbursement of the generator portion of the VNS Therapy System for hospitals.  The rate represented an increase of approximately 6% over the rate in calendar year 2010. Further, for the calendar year 2011, CMS introduced a new reimbursement code and an "interim final" rate paid to hospitals for the implantation of both the generator and the lead portion of the VNS Therapy System. The new combined generator and lead reimbursement code rate is approximately 7% less overall when compared to separate rates used in calendar year 2010. Further, CMS approved decreases in physician reimbursement for implantation of both the generator and the leads.  In July 2011, CMS announced the preliminary rates for calendar year 2012, which increased by 2.7% for full systems and decreased by 1.3% for generator-only replacements.

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

As a basis for maintaining and extending reimbursement for the epilepsy indication, we are focused on expanding and enhancing our product offerings for the epilepsy management market.  This has resulted in increased investment in research and development, specifically, seizure detection, responsive stimulation and associated technology.  In February 2011, we received FDA approval to market our fifth generation generator, the AspireHC™ (High Capacity), Model 105 generator. In the fourth fiscal quarter of fiscal year 2011, we commenced a European clinical study, called E-36, to support regulatory approval in Europe of our AspireSR™ (Seizure Response), Model 106 generator, with the first human implant on April 27, 2011. The AspireSR is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. We found that the stimulation output current delivered to a patient’s nerve can be less than the output current programmed by a physician. While we believe that the generators do not pose an immediate health risk to patients, we initiated the following actions: (i) stopped shipment of the generators, (ii) suspended enrollment in our AspireSR generator clinical trial (E-36), and (iii) started the product withdrawal of all field inventory.  Our product development team has identified what we believe to be the cause of the problem, as well as potential hardware solutions. We expect to implement and validate a solution and submit for regulatory approval by no later than the end of our fiscal year on April 27, 2012.

    We continue to fund and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, brain-based seizure detection and rechargeable and wireless technology. We also continue to fund and develop non-VNS Therapy-related devices that support our epilepsy focus such as seizure detection and recording technology using an external heart monitoring device and remote monitoring and telemedicine advancements. In addition, we sponsor post-marketing studies in refractory epilepsy to build clinical evidence for VNS Therapy.

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada and the European Union, the VNS Therapy System is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we were required to conduct two clinical studies on TRD patients. One study, the dosing study, was a randomized controlled study assessing three different stimulation intensities.  The other study, the TRD Registry, is a longitudinal registry intended to follow 500 VNS patients and 300 non-VNS patients for up to five years. We completed the dosing study in February 2010 with 331 VNS patients and submitted our final study report to the FDA in August 2010. We expect the TRD registry to be completed in calendar year 2015. Based on the results of the dosing study and other post-approval clinical studies and analysis, we have begun discussions with selected payers, including Medicare, with the objective of obtaining coverage and reimbursement of VNS Therapy for TRD, although we cannot assure that this objective will be met.

Index

Proprietary protection for our products is important to our business.  We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Under the terms of our epilepsy patent license agreement we have been paying royalties at a rate of 3% of net sales of generators and leads. The epilepsy patent expired on July 16, 2011 and, as a result, we discontinued paying this royalty after the expiration date. Also, as a result of the epilepsy patent expiration, it is possible that one or more competitors may enter this market.

We are actively engaged in determining how we can license or otherwise grant intellectual property rights to third parties in order to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 15. Commitments and Contingencies – License Agreements” in our Consolidated Financial Statements for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities that include product and process development costs, manufacturing costs and systems infrastructure costs. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs and related regulatory activities associated with the depression indication. As of July 29, 2011 we had incurred an accumulated deficit of approximately $110.5 million.

Significant Accounting Policies and Critical Accounting Estimates

For a full discussion of our accounting policies that we identified as critical in the preparation of our consolidated results of operations and financial position, please refer to our 2011 Form 10-K.

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

Revenue Recognition

Product revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets.  We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors. We maintain policies for sales returns and exchanges. We estimate sales returns based on historical data and we record a reduction in sales and a return reserve when we sell the initial product. We estimate exchanges based on approved return authorizations. Our increasing business activity, new product introductions and variations in product utilization could cause product returns and exchanges to differ from our estimates

Licensing Revenue: We amortize upfront payments received under licensing agreements over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation will be satisfied by April 2014. Accordingly, we have recognized revenue of approximately $0.4 million per quarter based on the straight-line amortization of the $9.5 million payment. However, a change in our estimate of the amortization period or a release of our obligation to prosecute the patent applications could materially change the timing of the recognition of the licensing revenue.

Index

Intellectual Property

The intellectual property shown in our consolidated balance sheets consist of purchased licenses of patents and technology that we use in the development of our products. All of our purchased intellectual property has a definite life. We amortize our intellectual property on a straight-line basis over the period beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the license or with the estimated end of the useful life of the intended product. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate a different amortization period or impairment. If we change our estimate of the useful live of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. We have capitalized $6.3 million in intellectual property with a weighted average amortization period of 8.0 years.  Amortization and impairment are subject to a high degree of estimation and management judgment.

Stock-Based Incentive Compensation

Our stock option grant compensation expense is based on the fair market value of our grants. The fair market value of a grant is amortized over the grant vesting period. We use the Black-Scholes option pricing methodology to estimate the grant date fair market value of stock option grants, which takes into account variables such as grant term, expected volatility of our stock price and interest rates. Our compensation costs for stock option grants for the thirteen weeks ended July 29, 2011 and July 30, 2010 were $2.7 million and $1.3 million, respectively. This increase in stock-based compensation was due the effects of estimated forfeitures and to new restricted share grants.  Compensation expense and income tax deductions associated with stock option exercises could significantly differ from our expectations if, for example, employee turnover rates and grant forfeitures differ from our estimates or if grants expire unexercised or are exercised with minimal gains due to weak stock prices.

Calculation of compensation for our time-based restricted share grants requires estimation of forfeiture rates. Forfeiture rates involve assumptions regarding employee turn-over which could significantly differ from our expectations which could result in significantly different compensation expense or timing of compensation expense. Calculation of compensation for our performance-based restricted stock grants requires estimation of the probability of achieving performance objectives, such as estimation of net revenue growth rates versus objectives and estimation of income from operations growth rates versus objectives. Compensation may change significantly if, upon review, performance expectations change due to changing business conditions. Calculation of compensation for our market condition-based restricted stock grants requires the use of Monte Carlo simulations using various estimates of our common stock, and certain stock index, behavior; however, compensation cost is not expected to change significantly during the life of the award. Compensation cost for restricted share grants for the thirteen weeks ended July 29, 2011 was $2.1 million. We estimated total compensation cost for our performance-based restricted stock grants over the life of the grants of four years, at $3.3 million, if however all performance objectives are ultimately achieved, compensation cost over the life of the performance-based grants would increase by $1.1 million to $4.5 million.

Income taxes

Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when we believe that certain positions are likely to be challenged and that we may or may not prevail. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities and reevaluate the technical merits of our tax positions. Our reserve for uncertain tax positions is subject to a high degree of estimation and management judgment. Although we believe that we have adequate reserves, positions taken by taxing authorities could have a material impact on our effective tax rate in future periods. We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions. An audit by the Internal Revenue Service (“IRS”) in connection with our fiscal year 2009 began in the quarter ended July 29, 2011.

Index

Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of earnings. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return but has not yet been recognized as an expense in our consolidated statements of earnings. We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. At July 29, 2011, the valuation allowance recorded against our deferred tax asset arising from foreign net operating losses was $12.1 million. Our foreign net operating losses are not expected to be realized and consequently the associated valuation allowance has not been released. Our expectations are based on projecting future taxable income which depend on our judgments of the trend and nature of our sales and operating expenses, including an evaluation of the potential effects of new markets, changing technology, patent protection, governmental reimbursement trends and regulatory trends, competition, healthcare reforms, overall economic conditions and the implementation of prudent and feasible tax planning strategies, if any.

Our estimated effective tax rate for the fiscal year ending April 27, 2012 is 38.5%, which includes a discrete tax expense of $332,000 recorded in the quarter ended July 29, 2011. The discrete tax items are based on an evaluation of our deferred tax assets. We expect our effective tax rate to fluctuate through the rest of fiscal year 2012 and fiscal year 2013, due primarily to the potential impact of “shortfalls” resulting from stock option exercises or cancellations and restricted stock vesting. Shortfalls are driven by the strike price of the option, the fair value of the option or restricted stock on the date of grant, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly.

Derivatives

We are exposed to certain foreign currency risks relating to our ongoing business operations. During the quarter ended July 29, 2011, we entered into a €10.0 million foreign currency forward derivative contract with a major international bank. We enter into foreign currency forward contracts to partially limit our exposure to foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and there can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages, unaudited):

	For the Thirteen Weeks Ended
	July 29, 2011	July 30, 2010	% Change
Net Sales by Geographic Area:
U.S. net product sales	$43,349	$37,833	14.6%
International net product sales	8,940	6,592	35.6%
Total net product sales	$52,289	$44,425	17.7%

Unit Sales by Geographic Area:
U.S. unit sales	2,052	1,899	8.1%
International unit sales	748	631	18.5%
Total unit sales	2,800	2,530	10.7%

Licensing Revenue	$373	$373	0.0%

U.S. net product sales for the thirteen weeks ended July 29, 2011 increased by $5.5 million, or 14.6%, as compared to the thirteen weeks ended July 30, 2010, due to a sales volume increase of 8.1% and increased average selling prices of 6.5%. The average selling price increased due to continued higher market penetration of our product models, the Demipulse® generators, and price increases of approximately 3% for the Demipulse generators, 15% for the older Pulse™ generators and 3% for leads in January 2011.

International net product sales for the thirteen weeks ended July 29, 2011 increased by $2.3 million, or 35.6%, as compared to the thirteen weeks ended July 30, 2010, due to an increased sales volume of 18.5% and an increase in the average selling prices of 17.1%. The average selling prices increased due to a higher proportion of direct sales as opposed to sales to distributors and to a favorable foreign currency impact of 13.4% or $881,000. On a constant currency basis international sales increased by 22.3%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of sales (unaudited):

	Thirteen Weeks Ended
	July 29, 2011	July 30, 2010
Cost of sales	13.1%	12.2%
Selling, general and administrative	49.4%	47.3%
Research and development	15.6%	14.4%

Index

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales for the thirteen weeks ended July 29, 2011 increased by 0.9 percentage points to 13.1%, as a percent of net sales, when compared to the thirteen weeks ended July 30, 2010.  This increase in our cost of sales was a result of our product withdrawal decision related to our AspireHC and AspireSR generators, partially offset by the discontinuance of the 3% royalty on the epilepsy patent. The epilepsy patent expired on July 16, 2011, and as a result, we discontinued paying the patent royalty of 3% after the expiration date. Our royalty payments pursuant to this agreement amounted to $1.2 million for the partial quarter period starting April 30, 2011 and ending July 16, 2011, and $1.3 million for the thirteen weeks July 30, 2010. We do not expect to incur any further royalty expense in cost of sales during the fiscal year 2012.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expense are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks ended July 29, 2011, as a percentage of net sales, increased by 2.1 percentage points to 49.4%, as compared to the thirteen weeks ended July 30, 2010. This increase was primarily the result of increased stock-based compensation and international expenses partially offset by decreasing U.S. sales and marketing expenses. The increases in international expenses resulted from higher staffing levels in Europe and an unfavorable foreign currency translation impact.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended July 29, 2011 increased, as a percentage of net sales, by 1.2 percentage points to 15.6% as compared to the thirteen weeks ended July 30, 2010. This increase was primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy and increased clinical expenses related to our clinical trials associated with the AspireSR generator and other seizure detection products. Our product development efforts continue to focus on the development of products and enhancements related to rechargeable and wireless technology, seizure detection and recording technology, as well as remote monitoring and telemedicine enhancements. Our clinical development program continues to focus on the evaluation of the safety and efficacy of a device that employs cardiac-based seizure detection and delivery of responsive VNS Therapy.

Interest Income

Interest income of approximately $80,000 for the thirteen weeks ended July 29, 2011 increased by $67,000 as compared to interest income for the thirteen weeks ended July 30, 2010 primarily due to interest income of $75,000 from our investment in a convertible debt security offset by lower interest rates.

Interest Expense

Interest expense is primarily due to the Senior Subordinated Convertible Notes, (the “Convertible Notes”) we issued in September 2005 for $125.0 million at the rate of 3% per year on the principal amount. See “Note 8. Convertible Notes” in the Notes to Consolidated Financial Statements for a further description of the Convertible Notes. Interest expense of $91,000 for the thirteen weeks ended July 29, 2011 decreased by $17,000, as compared to the thirteen weeks ended July 30, 2010 due to the repurchases of our Convertible Notes in the quarter ended July 30, 2010, and a decrease in our banker’s management fees.

Index

Other Income (Expense), Net

Other income, net, of $118,000 for the thirteen weeks ended July 29, 2011 consisted of net foreign currency transaction gains. Due to slight gains of the U.S. dollar against the euro, our euro forward contract gains offset the   losses associated with our euro denominated receivables. Other expenses, net, of $72,000 for the thirteen weeks ended July 30, 2010, consisted of net foreign currency transaction losses primarily associated with large, but offsetting, swings in the U.S. dollar versus the euro. We did not enter into a foreign currency forward contract during the quarter ended July 30, 2010.

Income Taxes

Our effective tax rate for the quarter ended July 29, 2011 was 40.7%. Our quarterly effective tax rate was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes and a discrete tax expense of $332,000. The discrete tax expense was recorded based on our evaluation of our deferred tax assets. In the comparative quarter of the prior fiscal year, our estimated effective tax rate was 38.3%, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes.

Liquidity and Capital Resources

Cash

Cash decreased by approximately $7.7 million to $81.6 million during the thirteen weeks ended July 29, 2011. This decrease was primarily due to the repurchase of treasury stock of $15.5 million and the acquisitions of property and equipment of $2.3 million, offset by cash provided by operations of $10.0 million. Cash decreased by $2.6 million, to $56.7 million during the thirteen weeks ended July 30, 2010, due primarily to the repurchase of our Convertible Notes, for $8.2 million, the acquisitions of intellectual property of $2.6 million and the purchase of treasury stock of $2.6 million, offset by cash provided by operations of $7.5 million and the proceeds from the exercise of compensatory stock option awards of $4.2 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 29, 2011 and July 30, 2010 was as follows (in thousands, unaudited):

	Thirteen Weeks Ended
	July 29, 2011	July 30, 2010	Change
Operating activities	$9,961	$7,512	$2,449
Investing activities	(2,788)	(3,575)	787
Financing activities	(15,236)	(6,609)	(8,627)
Effect of exchange rate changes on cash and cash equivalents	360	94	266
Net decrease in cash and cash equivalents	$(7,703)	$(2,578)	$(5,125)

Operating Activities

Cash provided by operating activities during the thirteen weeks ended July 29, 2011 was $10.0 million and was primarily due to net income of $6.9 million and non-cash expenses of $7.8 million, partially offset by decreased operating assets of $4.7 million. Net operating assets decreased primarily because accrued annual bonus, commissions and sales awards were paid during the quarter ended July 29, 2011. Cash provided by operating activities during the thirteen weeks ended July 30, 2010 was $7.5 million and was primarily due to net income of $7.2 million and non-cash expenses of $5.8 million, partially offset by decreased operating assets of $5.5 million. Net operating assets decreased primarily because accrued annual bonus, commissions and sales awards were paid.

Index

Investing Activities

Cash used in investing activities during the thirteen weeks ended July 29, 2011 decreased by approximately $0.8 million to $2.8 million, as compared to the thirteen weeks ended July 30, 2010, primarily due to decreased acquisitions of intellectual property partially offset by increased investments in property and equipment.  We acquire intellectual property when we identify opportunities that fit with our development plans. We expect to expend $8.5 million for property and equipment for the full fiscal year 2012 as compared to $3.5 million for the fiscal year 2011. This increase in investment for property and equipment is a result of increased expenditures for manufacturing, administration and research and development infrastructure; include the build-out of our new Austin, Texas off-site manufacturing and storage facility and our investment in manufacturing tools related to the next generation of our application specific integrated circuit.

Financing Activities

Cash used in financing activities during the thirteen weeks ended July 29, 2011 increased by approximately $8.6 million to $15.2 million as compared to the thirteen weeks ended July 30, 2010, primarily due to increased purchases of treasury stock of $12.9 million, offset by decreased repurchases of our Convertible Notes of $8.2 million and decreased proceeds from exercise of compensatory stock options of $3.9 million. We expect to purchase an additional 0.7 million shares of our common stock on the open market by approximately the end of fiscal year 2012, however, the actual number of shares purchased will depend on market conditions and other factors.

Debt Instruments and Related Covenants

Convertible Notes

During the thirteen weeks ended July 29, 2011, we did not repurchase any our Convertible Notes. The balance of our Convertible Notes as of July 29, 2011 and July 30, 2010 was $7.0 million.

Index

Contractual Obligations

A summary of contractual obligations as of July 29, 2011 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$3,698,054	$6,693,982	$1,554,837	$348,249	$12,295,122
Inventory purchases (2)	1,340,000	—	—	—	1,340,000
Interest on Notes issuance (3)	56,957	—	—	—	56,957
Other (4)	2,464,629	2,836,064	901,375	—	6,202,068
Contractual obligations reflected in the balance sheet:
Convertible Notes (5)	7,120,810	—	—	—	7,120,810
Total (6)	$14,680,450	$9,530,046	$2,456,212	$348,249	$27,014,957

(1)	Reflects operating lease obligations related to facilities, office equipment and automobiles.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)
Reflects interest expense related to the Convertible Notes issuance for the period starting with the quarter ended July 29, 2011 and ending on December 27, 2011, the due date of the Convertible Notes in accordance with the Supplemental Indenture.

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

(5)
Reflects principal and interest obligations currently reported in our Consolidated Balance Sheet related to the Convertible Notes issuance presented as if the Convertible Notes were to become due and payable on December 27, 2011 in accordance with the Supplemental Indenture.

(6)	The table above does not reflect the gross unrecognized tax benefits of $6.3 million, due to our inability to make a reasonably reliable estimate of the timing of the payments.

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities for the next twelve months. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.

Impact of New Accounting Pronouncements

See “Note 16. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not hedge interest rate exposure. The affect on net income for the thirteen weeks ended July 29, 2011 of a 100-basis point increase in short-term interest rates would have been favorable by approximately $213,000, or 3.1%. Conversely, any decrease in short-term interest rates would not have a material impact on our Consolidated Results of Income for the thirteen weeks ended July 29, 2011.

Foreign Currency Exchange Rate Risk

    Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates movements, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the second quarter of the prior fiscal year, we entered into foreign currency forward derivative contracts with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. We choose not to offset certain other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

    Based on our exposure to foreign currency exchange rate risk a sensitivity analysis, without consideration of our use of offsetting derivative contracts, indicates that, if the U.S. dollar uniformly weakened 10% against the euro and the Great Britain pound the effect on net income after tax, for the thirteen weeks ended July 29, 2011, would have been favorable by approximately $780,000, or 11.3%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro and the Great Britain pound the impact on net income, for the thirteen weeks ended July 29, 2011, would have been unfavorable by approximately $780,000, or 11.3%.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

    We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 29, 2011.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended July 29, 2011, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings, if any, are discussed in “Note 15. Commitments and Contingencies - Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 15, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows of a future period, however, no current cases, individually or in the aggregate, are considered material to the consolidated financial statements.

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

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2011 Form 10-K.  Other than described below, there has been no material change in the risk factors set forth in our 2011 Form 10-K.

Stopping shipment of, and the withdrawal of, our AspireHC™ and AspireSR™  generators may reduce our sales and income and may result in loss of sales and income or substantial liabilities in the future.

On August 15, 2011 we announced that we were stopping shipment of, and are withdrawing field inventory of our AspireHC and AspireSR generators, Models 105 and 106.  We discovered that the stimulation output current delivered by the generators to a patient’s nerve can be less than the output current programmed by a physician.  As a result, we do not expect to be able to sell Models 105 and 106 generators until we have corrected this issue and obtained all necessary regulatory approvals for the revised products.  Currently, we expect to submit the revised products for regulatory approval by the end of our current fiscal year on April 27, 2012. However, if we determine additional engineering is required to correct the problem, or if regulatory approval is not obtained for any reason, we may not be able to resume sales in the near future or at all. In such case, our sales and income could be adversely affected. In addition, this product withdrawal could result in demands by patients that the withdrawn generators be explanted or in claims by patients, caregivers, physicians or insurers for damages allegedly suffered as a consequence of the withdrawn generators, any of which could subject us to substantial additional expenses or losses and could have an adverse material impact on our consolidated financial statements.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
April 30 – June 3, 2011	153,994	33.3534	145,500	267,935
June 4 – June 6, 2011	7,500	32.7602	7,500	260,435
June 7, 2011 (3)				1,000,000
June 7 – July 1, 2011	166,245	26.0755	147,000	853,000
July 2 – July 29, 2011	201,081	28.8822	199,100	653,900
____________________________

(1)	Shares are purchased at market price.
(2)	In February 2010, the Board of Directors authorized a share repurchase program of up to 1.0 million shares.
(3)
On June 7, 2011, the Board of Directors terminated the share repurchase program approved in February 2010, under which we repurchased 739,565 shares, and authorized a new program to repurchase up to 1.0 million shares, under which we repurchased 346,100 shares.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 31.1, 31.2 & 32.1) with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2012 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 15, 2011	000-19806
10.2*†	First Amendment to the Employment Agreement between Cyberonics, Inc. and Mr. Moore effective July 25, 2011	Cyberonics, Inc. Current Report on Form 8-K filed on July 27, 2011
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 25, 2011

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*†	Fiscal 2012 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 15, 2011	000-19806
10.2†	First Amendment to the Employment Agreement between Cyberonics, Inc. and Mr. Moore effective July 25, 2011	Cyberonics, Inc. Current Report on Form 8-K filed on July 27, 2011
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index