Form 10-Q
period 2011-10-28
CYBERONICS INC
filed 2011-11-21
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2011 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2011
Common Stock $0.01 par value	27,619,352

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe SA).
______________

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 28, 2011	April 29, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,830,955	$89,313,850
Accounts receivable, net of allowances of $820,113 and $696,744, respectively	30,130,053	28,578,622
Inventories	13,668,336	15,270,904
Deferred tax assets	13,628,775	13,738,703
Other current assets	2,262,893	4,698,097
Total Current Assets	129,521,012	151,600,176
Property, plant and equipment, net of accumulated depreciation of $26,244,002 and $25,365,175, respectively	21,843,766	8,203,392
Intellectual property, net	5,352,601	5,237,857
Long-term investments	9,359,179	5,209,590
Deferred tax assets	30,877,527	40,137,463
Other assets	737,242	1,080,727
Total Assets	$197,691,327	$211,469,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,627,905	$4,121,586
Accrued liabilities	14,618,466	17,964,507
Convertible notes	7,048,000	7,048,000
Total Current Liabilities	26,294,371	29,134,093
Long-term liabilities	6,150,690	6,881,762
Total Liabilities	32,445,061	36,015,855
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 30,246,029 shares issued and 27,636,550 shares outstanding at October 28, 2011; and 29,712,007 shares issued and 28,276,715 shares outstanding at April 29, 2011	302,460	297,120
Additional paid-in capital	307,068,015	300,580,501
Common stock warrants	25,200,000	25,200,000
Treasury stock, 2,609,479 and 1,435,292 common shares at October 28, 2011 and April 29, 2011, respectively, at cost	(65,596,974)	(32,706,563)
Accumulated other comprehensive loss	(293,340)	(571,485)
Accumulated deficit	(101,433,895)	(117,346,223)
Total Stockholders' Equity	165,246,266	175,453,350
Total Liabilities and Stockholders' Equity	$197,691,327	$211,469,205

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010

Net sales	$53,695,061	$47,461,569	$106,357,137	$92,260,332
Cost of sales	4,160,664	5,551,269	11,082,699	11,013,472
Gross profit	49,534,397	41,910,300	95,274,438	81,246,860
Operating expenses:
Selling, general and administrative	25,580,233	22,119,468	51,588,663	43,295,962
Research and development	8,887,425	7,025,901	17,108,850	13,494,768
Total operating expenses	34,467,658	29,145,369	68,697,513	56,790,730
Income from operations	15,066,739	12,764,931	26,576,925	24,456,130
Interest income	80,282	76,433	160,319	89,275
Interest expense	(89,782)	(96,505)	(180,819)	(204,844)
Gain on early extinguishment of debt, net	––	––	––	83,074
Other expense, net	(329,483)	(259,482)	(211,929)	(331,794)
Income before income taxes	14,727,756	12,485,377	26,344,496	24,091,841
Income tax expense (benefit)	5,699,982	(12,455,868)	10,432,168	(8,012,700)
Net income	$9,027,774	$24,941,245	$15,912,328	$32,104,541

Basic income per share	$0.32	$0.89	$0.57	$1.15
Diluted income per share	$0.32	$0.88	$0.56	$1.13

Shares used in computing basic income per share	27,883,020	27,946,936	28,053,557	27,861,250
Shares used in computing diluted income per share	28,321,810	28,419,934	28,529,498	28,323,396

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010

Cash Flow From Operating Activities:
Net income	$15,912,328	$32,104,541
Non-cash items included in net income:
Depreciation	1,582,712	1,307,749
Gain on early extinguishment of debt	––	(83,074)
Unrealized (gain) loss in foreign currency transactions	512,055	(765,112)
Stock-based compensation	5,589,595	3,073,041
Deferred income taxes	9,369,864	(8,704,833)
Deferred license revenue amortization	(746,984)	(746,985)
Amortization and other items	(86,477)	188,268
Changes in operating assets and liabilities:
Accounts receivable, net	(1,720,585)	235,392
Inventories	1,538,178	(1,392,848)
Other current assets	1,780,206	1,537,513
Other assets	307,989	271,763
Accounts payable and accrued liabilities	(2,392,617)	(3,160,497)
Net cash provided by operating activities	31,646,264	23,864,918

Cash Flow From Investing Activities:
Release of restricted cash	––	1,000,000
Acquired intellectual property	(500,000)	(2,995,000)
Investment in convertible preferred stock	(4,000,000)	––
Acquisition of land and building	(11,712,144)	––
Purchases of property and equipment	(3,520,152)	(2,080,390)
Investment in convertible debt securities	––	(5,000,000)
Net cash used in investing activities	(19,732,296)	(9,075,390)

Cash Flow From Financing Activities:
Repurchase of convertible notes	––	(8,241,260)
Proceeds from exercise of options for common stock	934,937	6,868,352
Purchase of treasury stock	(32,890,411)	(4,205,503)
Net cash used in financing activities	(31,955,474)	(5,578,411)

Effect of exchange rate changes on cash and cash equivalents	558,611	(532,335)
Net increase (decrease) in cash and cash equivalents	(19,482,895)	8,678,782
Cash and cash equivalents at beginning of period	89,313,850	59,229,911
Cash and cash equivalents at end of period	$69,830,955	$67,908,693

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$156,283	$204,087
Cash paid for income taxes	$798,950	$963,948
Supplementary Disclosures of Non-Cash Investing Activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$133,856	$342,792

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Period Ended October 28, 2011

Note 1.  Basis of Presentation and Use of Accounting Estimates

The accompanying unaudited consolidated financial statements of Cyberonics, Inc. (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Cyberonics for the periods presented. Operating results for the twenty-six weeks ended October 28, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 27, 2012. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 29, 2011 (“2011 Form 10-K”).

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

Note 2.  Stock Incentive and Purchase Plans

Stock-Based Incentives. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize stock-based compensation expense over the period that an employee is required to provide service in exchange for the award (vesting period). Our expenses for the thirteen and twenty-six weeks ended October 28, 2011 included $2.9 million and $5.6 million, respectively, of stock-based compensation and certain phantom stock units granted on September 15, 2011 to our Chief Executive as further discussed below. Our expenses for the thirteen and twenty-six weeks ended October 29, 2010 includes $1.8 million and $3.1 million, respectively, of stock-based compensation expense.

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

Index

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

During the thirteen weeks ended October 28, 2011, we granted options on a total of 8,970 shares to a key employee at a fair market value of $12.82 per share optioned. During the twenty-six weeks ended October 28, 2011, we granted options on a total of 247,481 shares to officers and key employees at a weighted average fair market value of $11.95 per share optioned. During the thirteen weeks ended October 29, 2010, we granted options on a total of 5,000 shares to key employees at a weighted average fair market value of $9.33 per share optioned. During the twenty-six weeks ended October 29, 2010, we granted options on a total of 214,541 shares to officers and key employees at a weighted average fair market value of $11.72 per share optioned. Each option award we issued vests at a rate of 25% on each of the first four anniversaries of the grant date. As of October 28, 2011, unrecognized compensation expense related to stock options was $6.1 million, which is expected to be recognized over a weighted average period of 3.64 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock awards to directors, officers, key employees and consultants at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, restricted stock awards are service-based and vest ratably over four years or cliff-vest in one to three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, the fair market value of restricted stock is determined for accounting purposes using the market closing price on the grant date. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. As of November 8, 2011, we could be obligated to repurchase from our executive officers as many as 244,351 shares of our common stock within the period ending June 15, 2015, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen and twenty-six weeks ended October 28, 2011, we granted a total of 115,521 and 522,296   restricted shares, respectively, to officers, directors, key employees and consultants at a weighted average fair market value per share of $27.48 and $24.62, respectively. These awards vest at a rate of 25% on each anniversary of the grant date, at a rate of 100% on the first or third anniversary of the grant date or upon achievement of performance criteria.  During the thirteen and twenty-six weeks ended October 29, 2010, we granted a total of 2,000 and 115,546  time-vesting restricted shares, respectively, to officers, directors and key employees at a weighted average fair market value per share of $24.55 and $24.33, respectively. These awards vest at a rate of 25% on each anniversary of the grant date or at a rate of 100% on the first or third anniversary of the grant date.

Included in the above totals are 296,605 performance-based and market condition-based restricted shares granted to eight officers on June 15, 2011, in three tranches. The first two tranches totaled 173,271 shares and are performance-based awards with a fair value of $25.71 per share which was based on the grant date share price. These awards are eligible to vest annually over four years and are subject to forfeiture unless income from operations and net revenue objectives are met. The third tranche of 123,334 shares are market condition-based awards with a fair value of $19.42 per share, which was based on the results of Monte Carlo simulations. These awards are subject to forfeiture on October 30, 2015 unless total shareholder return objectives are met.

Index

Not included in the above totals are 96,946 performance-based non-vested equity share units (“phantom shares”) granted on September 15, 2011 to our Chief Executive Officer. The phantom stock agreement allows settlement of the awards, at our option, in cash or stock, and the shares will be issued, or settled in cash, at no cost to the participant. The phantom shares have a fair value of $27.87 per share based on our stock price at grant date. The performance-based phantom shares are eligible to vest annually over four years and are subject to forfeiture unless income from operations and net revenue objectives are met. The service-based phantom shares vest annually over four years. Equity based compensation cost for the phantom shares for the quarter ended October 28, 2011 was $106,000.

Unamortized compensation expense related to all restricted shares and the phantom share units is $15.9 million and is expected to be recognized over a weighted average period of 2.27 years.

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  As of October 28, 2011, 403,536 shares were available for issuance under the Stock Purchase Plan.  No compensation expense was recorded for the Stock Purchase Plan.

Note 3.  Inventories

Inventories consisted of the following:

	October 28, 2011	April 29, 2011
	(Unaudited)
Raw materials	$5,148,803	$5,666,558
Work-in-process	3,545,156	3,553,084
Finished goods	4,974,377	6,051,262
	$13,668,336	$15,270,904

Note 4.  Building

During the quarter ended October 28, 2011 we acquired the land and building in which we headquarter our operations in Houston, Texas for a purchase price of $11.7 million.  A portion of the building is currently leased to tenants other than ourselves, and therefore the acquisition was accounted for using the acquisition method under Business Combination accounting rules. Under the acquisition method, an acquirer is required to recognize and measure the identifiable assets acquired and the liabilities assumed at their fair market values as of the acquisition date and to record identifiable intangible assets at fair value, including identifiable intangibles associated with the in-place leases at the acquisition date. We determined that the values of in-place leases were immaterial and therefore no separate intangible assets were recorded. Based on independent appraisals, we determined the purchase price approximated the fair value of the land, the building and the leasehold improvements; therefore, no bargain purchase or goodwill was recognized on acquisition. The land has an indefinite life and the building is depreciated over a 39 year life.

Index

Note 5.  Intellectual Property

Our intellectual property investments have resulted from license and technology agreements with several collaborative partners. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, an implantable lead and micro-processor technologies. During the twenty-six weeks ended October 28, 2011, we invested and capitalized $500,000, which will be amortized over 8.0 years.

We purchased and amortized intellectual property during the thirteen and twenty-six weeks ended October 28, 2011 and October 29, 2010 as follows (unaudited):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Beginning net carrying amount	$5,541,841	$4,501,438	$5,237,857	$1,948,266
Purchases	––	360,000	500,000	2,995,000
Amortization	189,240	144,404	385,256	226,232
Impairment	––	––	––	––
Ending net carrying amount	$5,352,601	$4,717,034	$5,352,601	$4,717,034

The weighted average amortization period for our intellectual property is 8.0 years.  Estimated amortization is as follows:

Remaining fiscal year 2012	$378,116
Fiscal year 2013	756,232
Fiscal year 2014	756,232
Fiscal year 2015	756,232
Fiscal year 2016 (53 week year)	770,775
Fiscal year 2017	756,232

Note 6. Long-Term Investments

Long-term investments consisted of the following:

	October 28, 2011	April 29, 2011
	(Unaudited)
Convertible debt	$5,359,179	$5,209,590
Convertible preferred stock	4,000,000	––
	$9,359,179	$5,209,590

Investment in Debt. In the quarter ended October 29, 2010, we invested $5 million in a convertible debt security of NeuroVista Corporation, a privately-held company focused on developing an implantable device that will keep patients informed about when seizures are likely to occur and reliably alert caregivers when seizures do occur. The convertible debt security matures in May 2013 unless converted to stock earlier. Conversion is mandatory at the issuer’s next round of equity financing. The principal balance of this convertible debt security and accrued interest is convertible into equity at a price per share determined by the investee’s Board of Directors with a predetermined cap on the conversion price. Interest accrues during the term of this security at 6% and is payable at maturity or is convertible to stock. We accrued interest on this debt security, included the interest receivable in the cost basis of the security and recognized interest income in our consolidated statement of income. See “Note 7. Fair Value Measurements” for further details regarding the carrying value and fair value assessment of this security.

Index

Investment in Equity. During the quarter ended October 28, 2011, we acquired $4.0 million of convertible preferred stock of ImThera Medical, Inc., a privately-held company focused on the development of a neurostimulation device for the treatment of obstructive sleep apnea. This investment resulted in a minority ownership interest in ImThera.  In addition, we are contractually committed to purchasing two additional tranches of convertible preferred stock of $4.0 million per tranche contingent on ImThera attaining certain performance goals. We account for the investment under the cost method. See “Note 7. Fair Value Measurements” for further details regarding the carrying value and fair value assessment of this security.

Note 7. Fair Value Measurements

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

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. We have had no transfers of our investments between levels during the twenty-six weeks ended October 28, 2011 and October 29, 2010.

Investment in Debt. Our investment in convertible debt securities are considered ‘available for sale’ and therefore carried at fair value. Each reporting period we evaluate the investment to determine if there are any events or circumstances that are likely to have a significant effect on the fair value of the investment. We use a market approach to estimate fair value. The inputs to our valuation fall into Level 3 of the fair value hierarchy, as this investment is in a privately-held entity without quoted market prices. We use all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. Temporary changes in the fair value of this investment are unrealized and recorded in comprehensive income in the consolidated balance sheets. If we determine that there is an impairment of our investment, we evaluate the impairment to determine if it is other than temporary. As of October 28, 2011, there has been no ‘other-than-temporary’ impairment of our investment in NeuroVista Corporation. See “Note 6 – Long Term Investments” for more details.

The following table summarizes the unrealized gains and losses for our investment in ‘available-for-sale’ convertible debt securities measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) (unaudited):

	Convertible Debt Securities
	October 28, 2011	April 29, 2011
Adjusted cost	$5,359,179	$5,209,590
Unrealized gains	––	––
Unrealized losses	––	––
Fair value	$5,359,179	$5,209,590

Index

Investment in Equity. Our investment in convertible preferred stock is carried at historic cost. We do not mark-to- market this investment. Each reporting period we review all information available to us related to this investee to identify any significant adverse effect on the fair value of our investment. When we identify events or changes in circumstances that may have a significant adverse effect on the fair value of this investment, we estimate the fair value of the investment. If fair value is less than our carrying amount, a loss is recognized. The inputs to our fair value measurements are considered Level 3 in the fair value hierarchy. As of October 28, 2011, there has been no impairment of our investment in ImThera. See “Note 6 – Long Term Investments” for more details.

Convertible Notes. The Convertible Notes we issued, as discussed in “Note 9. Convertible Notes,” are carried at historical cost. The inputs used to estimate the fair value of this debt fall into Level 2. We obtain independent market analysis from a broker to estimate the fair value of this debt, which was approximately $7.1 million as of October 28, 2011 and October 29, 2010, based on the outstanding liability of $7.0 million.

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

	October 28, 2011	April 29, 2011
	(Unaudited)
Payroll and other compensation	$10,450,536	$12,339,057
Property tax and other tax accruals	1,585,181	752,187
Clinical costs	500,918	587,496
Royalties	2,500	1,508,809
Other	2,079,331	2,776,958
	$14,618,466	$17,964,507

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

Index

In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we are required to repurchase at par value any Convertible Notes that are tendered to us on December 27, 2011, which is nine months prior to their maturity on September 27, 2012.  The Supplemental Indenture made no other changes to the terms of the Indenture.

The table below lists the gains on the repurchase of our Convertible Notes (unaudited):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Repurchased aggregate principal amount of our Convertible Notes	$––	$––	$––	$8,412,000
Aggregate purchase price	––	––	––	(8,241,260)
Unamortized bond issue costs written off	––	––	––	(87,666)
Gain	$––	$––	$––	$83,074

Note 10. Warrants

On September 27, 2005, in conjunction with the issuance of the Convertible Notes, we sold Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet.  The Warrants expire, if not exercised, in October 2012.  The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share.

Note 11.  Long-Term Liabilities

Long-term liabilities consisted of the following:

	October 28, 2011	April 29, 2011
	(Unaudited)
Deferred license revenue	$3,708,821	$4,455,805
Liability for uncertain tax benefits	2,260,226	2,260,226
Accrued clinical studies and other	181,643	165,731
	$6,150,690	$6,881,762

Note 12. Foreign Currency Exposure

We enter into foreign currency forward contracts with a major international bank to partially offset our foreign currency exchange gains and losses. We do not enter into foreign currency forward contracts for speculative purposes. At the beginning of the quarter ended October 28, 2011, we entered into a foreign currency forward contract with a notional amount of € 10.0 million. This contract was settled before the end of the same quarter. The use of derivative instruments allows us to partially manage the risk resulting from fluctuations in foreign currency exchange rates.

We do not apply hedge accounting to our foreign currency forward contracts. After our quarter ended October 28, 2011, we entered into a new foreign currency forward contract with a notional amount of €11.5 million.

Index

The gain (loss) realized with the foreign currency forward contracts that were purchased and settled during the thirteen and twenty-six weeks ended October 28, 2011 is shown below (unaudited):

		Amount of gain (loss) recognized in income
		For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
Derivative	Location of gain or (loss) recognized in income	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Euro forward contracts	Other Income (Expense), Net	$(22,000)	$(820,400)	$370,000	$(820,400)

The gains or losses above were largely offset by transactional unrealized and realized gains or losses on foreign currency denominated assets and liabilities. These transactional unrealized and realized gains or losses were included in Other Income (Expense), Net on the consolidated statement of income.

Note 13.  Income Taxes

Our estimated effective tax rate for the fiscal year ending April 27, 2012 is 39%. Our effective tax rate is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. We expect our effective tax rate to fluctuate through the rest of fiscal year 2012 and fiscal year 2013, due primarily to the potential impact of “shortfalls,” which are driven by the fair value of the option or restricted stock, the strike price of the option, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly. In the comparative prior year-to-date period, ended October 29, 2010, our effective tax rate was a benefit of 33% due primarily to our federal income tax rate of 35%, plus state and foreign income taxes and the recognition of tax benefits of $17.9 million related to the release of the tax valuation allowance and the worthless stock deduction. During the fiscal year ending April 29, 2011, our effective tax rate fluctuated significantly from quarter to quarter due to these tax benefits.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions. We are currently under audit by various taxing authorities. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. However, there can be no assurance that we will accurately predict the outcome of these audits and the actual outcome of an audit could have a material impact on our consolidated results of income, financial position or cash flows.

Note 14.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock (unaudited):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
Numerator:	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Net income	$9,027,774	$24,941,245	$15,912,328	$32,104,541
Add effect of Convertible Notes	39,726	38,531	79,451	31,874
Diluted income	$9,067,500	$24,979,776	$15,991,779	$32,136,415

Denominator:
Basic weighted average shares outstanding	27,883,020	27,946,936	28,053,557	27,861,250
Stock options	268,959	303,167	306,110	279,207
Convertible Notes	169,831	169,831	169,831	182,939
Diluted weighted average shares outstanding	28,321,810	28,419,934	28,529,498	28,323,396
Basic income per share	$0.32	$0.89	$0.57	$1.15
Diluted income per share	$0.32	$0.88	$0.56	$1.13

Index

Excluded from the computation of diluted income per share for the thirteen and twenty-six weeks ended October 28, 2011 were outstanding options to purchase approximately 576,000 and 478,000 common shares, respectively, and excluded from the computation of diluted income per share for the thirteen and twenty-six weeks ended October 29, 2010 were outstanding options to purchase approximately 730,000 and 903,000 common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average market value. Our compensatory share grants result in the issuance of participating restricted shares held for our officers, directors, key employees and consultants, which are included in the computation of basic weighted average shares outstanding and basic income per share.

The $7.0 million of our Convertible Notes outstanding as of October 28, 2011 and October 29, 2010 are convertible into 169,831 shares of our common stock.  These convertible shares were included in dilutive shares on a weighted average basis for the thirteen and twenty-six weeks ended October 28, 2011 and October 29, 2010.

In the quarter ended July 30, 2010, we purchased approximately $8.4 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions and have not purchased any of our Convertible Notes since. We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end. Based on this requirement, we included 13,108 convertible shares in dilutive shares for the twenty-six weeks ended October 29, 2010.

Our Warrants, issued in conjunction with our Convertible Notes, were not included in the computation of diluted EPS because such Warrants’ exercise price of $50.00 per share was greater than the average market price of our common stock for all periods presented.

Note 15.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen and twenty-six weeks ended October 28, 2011 was approximately $9.1 million and $16.2 million, respectively. Comprehensive income for the thirteen and twenty-six weeks ended October 29, 2010 was approximately $24.8 million and $31.9 million, respectively.

Note 16.  Commitments and Contingencies

Litigation. We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income.

Post-Approval Conditions.  Pursuant to the post-approval conditions specified as part of our FDA marketing approval for treatment-resistant depression (“TRD”) in July 2005, we were required to conduct a longitudinal registry that follows TRD patients for up to five years. We expect the TRD registry to be completed in calendar year 2015. We expect to spend $1.1 million over the next 4 years for the TRD registry.

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provided us with worldwide exclusive rights under a number of U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy® System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we had been paying royalties at a rate of 3% of net sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the date the last of these patents expired. The royalty payments pursuant to this agreement were expensed as cost of goods sold as incurred and amounted to $0 and $1.2 million for the thirteen and twenty-six weeks ended October 28, 2011, respectively and $1.4 million and $2.7 million for the thirteen and twenty-six weeks ended October 29, 2010, respectively. We have no other royalty payments as a component of cost of goods sold.

Index

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain of our patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.

We have entered into license, technology and product development agreements with collaboration partners related primarily to seizure detection, wireless communication, rechargeable battery technology and an implantable lead.  We expect to spend approximately $2.4 million over the next five years under these agreements for future license fees, royalty payments, consulting fees and patent fees. Future payments by us under these agreements are contingent on some or all of the following conditions: (i) delivery of technology and related documentation by specified dates, (ii) delivery of consulting and support services, and (iii) the incorporation of the licensed technology in our products. In addition, we have agreements associated with our clinical studies and registries and expect to spend approximately $4.3 million over the next five years.

Lease Agreements.  We lease the following facilities and equipment with non-cancellable leases, accounted for as operating leases: (i) off-site storage facilities in Houston and an off-site facility in Austin, Texas as part of our disaster contingency plans, (ii) an administrative and sales office in Brussels, Belgium, (iii) several sales offices elsewhere in Europe, (iv) sales offices in Beijing, China and Hong Kong and (v) transportation and office equipment.  During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas and terminated the related lease.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Balance at the beginning of the period	$107,916	$105,911	$100,179	$111,749
Warranty expense (credit) recognized	8,207	1,127	17,897	(3,457)
Warranty settled	(6,643)	(1,869)	(8,596)	(3,123)
Balance at the end of the period	$109,480	$105,169	$109,480	$105,169

Other Commitments. We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as part of our stock-based compensation plans, we could be obligated, as of October 28, 2011, to repurchase from our executive officers as many as 244,351 shares of our common stock prior to the period ending June 15, 2015 to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

Index

Note 17.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the Revenue Recognition - Multiple-Deliverable Revenue Arrangements Topic of the FASB Accounting Standards Codification (“ASC”). This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU for our fiscal year 2012, starting April 30, 2011, has had no material impact on our consolidated statement of income or financial position.

In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC. This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS (International Financial Reporting Standards). The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity and, (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements for our investments in the convertible debt securities of our collaborative partners. The adoption of this ASU will have no impact, other than presentation, on our consolidated statement of income or financial position.

In June 2011, the FASB issued an ASU to the Comprehensive Income Topic of the FASB ASC. This update was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This ASU will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that they be presented either: (i) as a continuous statement including net income and comprehensive income, or (ii) as two separate and consecutive statements. This ASU is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We plan on adoption for the quarter ending July 27, 2012. The adoption of this ASU will have no impact, other than presentation, on our consolidated statement of income or financial position.

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

—	Failure to maintain the current regulatory approvals for our epilepsy and depression indications;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection, expiration and validity of our intellectual property;
—	Changes in technology;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to retain or attract key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
—	Changes in customer spending patterns; and
—	Continued volatility in the global market and worldwide economic conditions.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and twenty-six weeks ended October 28, 2011 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2011 Form 10-K.

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

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. However, CMS made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead for calendar year 2011. In November 2010, effective for calendar year 2011, CMS announced "interim final" rates for reimbursement of the generator portion of the VNS Therapy System for hospitals.  The rate represented an increase of approximately 6% over the rate in calendar year 2010. Further, for calendar year 2011, CMS introduced a new reimbursement code and an "interim final" rate paid to hospitals for implantation of both the generator and the lead portions of the VNS Therapy System. The new combined generator and lead reimbursement code rate is approximately 7% less overall when compared to separate rates used in calendar year 2010. Further, CMS approved decreases in physician reimbursement for implantation of both the generator and the lead.  In November 2011, CMS announced calendar year 2012 final rates, which increased by 6.4% for full systems and increased by 3.0% for generator-only replacements.

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

As a basis for maintaining and extending reimbursement for the epilepsy indication, we are focused on expanding and enhancing our product offerings for the epilepsy management market.  This has resulted in increased investment in research and development, specifically, seizure detection, responsive stimulation and associated technology.  In February 2011, we received FDA approval to market our fifth generation generator, the AspireHC™ (High Capacity) Model 105 generator. In the fourth fiscal quarter of fiscal year 2011, we commenced a European clinical study, (E-36), to support regulatory approval in Europe of our AspireSR™ (Seizure Response) Model 106 generator, with the first human implant on April 27, 2011. The AspireSR generator is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy.

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue does not affect earlier models of our pulse generator, and we continue sales of earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician. While we believe that the generators do not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V. for the approval of the modified AspireHC generator. We anticipate re-submission of the AspireSR generator for ethics committee and competent authority approvals for the resumption of the E-36 clinical trial in Europe no later than the end of our fiscal year on April 27, 2012.

We continue to fund and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, brain-based seizure detection and rechargeable and wireless technology. We also continue to fund and develop non-VNS Therapy-related devices that support our epilepsy focus, such as seizure detection and recording technology using an external heart monitoring device and remote monitoring and telemedicine advancements. In addition, we sponsor post-marketing studies in refractory epilepsy to build clinical evidence for VNS Therapy.

Index

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada and the European Union, the VNS Therapy System is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we were required to conduct two clinical studies on TRD patients:

—
One study, the dosing study, was a randomized controlled study assessing three different stimulation intensities. We completed the dosing study in February 2010 with 331 VNS patients and submitted our final study report to the FDA in August 2010. Based on the results of the dosing study and other post-approval clinical studies and analysis, we have begun discussions with selected payers, including CMS, with the objective of obtaining coverage and reimbursement of VNS Therapy for TRD, although we cannot assure that this objective will be met.

—
The other study, the TRD Registry, is a longitudinal registry intended to follow 500 VNS patients and 300 non-VNS patients for up to five years. We expect the TRD registry to be completed in calendar year 2015.

Proprietary protection for our products is important to our business.  We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Under the terms of our epilepsy patent license agreement we have been paying royalties at a rate of 3% of net sales of generators and leads. The epilepsy patent expired on July 16, 2011 in the U.S. and, as a result, we discontinued paying this royalty after the expiration date. Also, as a result of the epilepsy patent expiration, it is possible that one or more competitors may enter this market.

We are actively engaged in determining how we can license or otherwise grant intellectual property rights to third parties in order to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 16. Commitments and Contingencies – License Agreements” in our Consolidated Financial Statements for additional information.

In order to accommodate expected growth of our business, to secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building in which we were headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and has approximately 144,000 square feet of manufacturing and office space. We currently occupy approximately 79% of this space. In addition, as part of our disaster contingency plans, we lease, and are preparing, a 19,800 square foot Austin, Texas facility.

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

Index

Revenue Recognition

Product revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets.  We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors. We maintain policies for sales returns and exchanges. We estimate sales returns based on historical data and we record a reduction in sales and a return reserve when we sell the initial product. We estimate exchanges based on approved return authorizations. Our increasing business activity, new product introductions and variations in product utilization could cause product returns and exchanges to differ from our estimates

Licensing Revenue: We amortize an upfront payment received under a licensing agreement over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation will be satisfied by April 2014. Accordingly, we have recognized revenue of approximately $0.4 million per quarter based on the straight-line amortization of the $9.5 million payment. However, a change in our estimate of the amortization period or a release of our obligation to prosecute the patent applications could materially change the timing of the recognition of the licensing revenue.

Intellectual Property

The intellectual property shown in our consolidated balance sheets consist of purchased licenses of patents and technology that we use in the development of our products. All of our purchased intellectual property has a definite life. We amortize our intellectual property on a straight-line basis over the period beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the license or with the estimated end of the useful life of the intended product. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate a different amortization period or impairment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. Amortization and impairment are subject to a high degree of estimation and management judgment. As of the quarter ended October 28, 2011, the carrying value of our intellectual property is $5.4 million, which has a weighted average amortization period of 8.0 years.

Equity Award Incentive Compensation

Our service-based equity award incentive compensation is based on the fair market value of our grants and our estimation of forfeitures. Forfeiture estimates require assumptions regarding employee turnover. Total expected compensation cost, net of estimated forfeiture, is amortized over the grant vesting period. Stock-based compensation expense can differ significantly from our expectations if employee turnover and grant forfeitures differ from our estimates. The estimated forfeiture rate for restricted and phantom stock compensation awards for employees, officers and consultants issued during the quarter ended October 28, 2011 was 6.3%. The estimated forfeiture rate for stock option awards for employees was 10.1%. Compensation expense for stock-based grants for the twenty-six weeks ended October 28, 2011 and October 29, 2010 were $5.6 million and $3.1 million, respectively.

Compensation cost for performance-based share grants for our officers and consultants for the twenty-six weeks ended October 28, 2011 and October 29, 2010 were $1.0 million and $0, respectively. We estimated total compensation cost for our performance-based restricted stock grants, including the phantom shares, over the life of the grants, to be $6.0 million. This amount of compensation is based on management estimates of the probability of achieving performance objectives. These estimates require a high degree of management judgment. Compensation may change significantly if, upon review, performance expectations change due to changing business conditions. If all performance objectives are ultimately achieved, compensation cost over the life of the performance-based grants would increase by $3.0 million.

Index

Income taxes

Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when we believe that certain tax positions are likely to be challenged and we may not prevail. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities and reevaluate the technical merits of our tax positions. Our reserve for uncertain tax positions is subject to a high degree of estimation and management judgment. Although we believe that we have adequate reserves, positions taken by taxing authorities could have a material impact on our effective tax rate in future periods. We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Tax regulations require certain items to be included in the tax return at different times or at different amounts than required to be recorded in the consolidated financial statements. As a result, tax expense reflected in our consolidated financial statements is different than that reported on our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of earnings. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return but has not yet been recognized as an expense in our consolidated statements of earnings. We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. At October 28, 2011, the valuation allowance recorded against our deferred tax asset arising from foreign net operating losses was $12.5 million. Our foreign net operating losses are not expected to be realized and consequently the associated valuation allowance has been created. Our expectations are based on projecting future taxable income which depend on our judgments of the trend and nature of our sales and operating expenses, including an evaluation of the potential effects of new markets, changing technology, patent protection, governmental reimbursement trends and regulatory trends, competition, healthcare reforms, overall economic conditions and the implementation of prudent and feasible tax planning strategies, if any.

Our estimated effective tax rate for the fiscal year ending April 27, 2012 is 39%, which is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. We expect our effective tax rate to fluctuate through the rest of fiscal year 2012 and fiscal year 2013, due primarily to the potential impact of expected tax benefit “shortfalls,” which are driven by the fair value of the option or restricted stock, the strike price of the option, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly.

Derivatives

We are exposed to certain foreign currency risks relating to our ongoing business operations. During the quarter ended October 28, 2011, we entered into a €10.0 million foreign currency forward derivative contract with a major international bank. We enter into foreign currency forward contracts to partially limit our exposure to foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and there can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages, unaudited):

	For the Thirteen Weeks Ended
	October 28, 2011	October 29, 2010	% Change
Net Product Sales by Geographic Area:
U.S.	$44,684	$40,055	11.6%
International	8,638	7,023	23.0%
Total net product sales	$53,322	$47,078	13.3%

Unit Sales by Geographic Area:
U.S.	2,091	2,000	4.6%
International	693	638	8.6%
Total unit sales	2,784	2,638	5.5%

Licensing Revenue	$373	$383	(2.6%)

	For the Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010	% Change
Net Product Sales by Geographic Area:
U.S.	$88,032	$77,888	13.0%
International	17,578	13,615	29.1%
Total net product sales	$105,610	$91,503	15.4%

Unit Sales by Geographic Area:
U.S.	4,143	3,899	6.3%
International	1,441	1,269	13.6%
Total unit sales	5,584	5,168	8.0%

Licensing Revenue	$747	$757	(1.3%)

U.S. net product sales for the thirteen weeks ended October 28, 2011 increased by $4.6 million, or 11.6%, as compared to the thirteen weeks ended October 29, 2010, due to a sales volume increase of 4.6% and increased average selling prices of 7.0%. The average selling price increased due to continued higher market penetration of our Demipulse® generators and price increases in January 2011.

International net product sales for the thirteen weeks ended October 29, 2011 increased by $1.6 million, or 23.0%, as compared to the thirteen weeks ended October 28, 2010, due to an increased sales volume of 8.6% and an increase in average selling prices of 14.4%. The average selling prices increased due to less product discounting, a higher proportion of direct sales as opposed to sales to distributors and by a favorable foreign currency impact of 2.6% or $186,000. On a constant currency basis, international sales increased by 20.4%.

U.S. net product sales for the twenty-six weeks ended October 28, 2011 increased by $10.1 million, or 13.0%, as compared to the twenty-six weeks ended October 29, 2010, due to a sales volume increase of 6.3% and increased average selling prices of 6.8%. The average selling price increased due to continued higher market penetration of our Demipulse generators and price increases in January 2011 as shown above.

Index

International net product sales for the twenty-six weeks ended October 29, 2011 increased by $4.0 million, or 29.1%, as compared to the twenty-six weeks ended October 28, 2010, due to an increased sales volume of 13.6% and an increase in average selling prices of 15.5%. The average selling prices increased due to less product discounting, a higher proportion of direct sales as opposed to sales to distributors and a favorable foreign currency impact of 7.5% or $1.0 million. On a constant currency basis, international sales increased by 21.6%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales (unaudited):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Cost of sales	7.7%	11.7%	10.4%	11.9%
Selling, general and administrative	47.6%	46.6%	48.5%	46.9%
Research and development	16.6%	14.8%	16.1%	14.6%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales for the thirteen weeks ended October 28, 2011 decreased by 4.0 percentage points to 7.7%, as a percent of net sales, when compared to the thirteen weeks ended October 29, 2010.  This decrease was primarily the result of the discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011. We paid no royalty fees pursuant to the epilepsy patent during the thirteen weeks ended October 28, 2011, whereas we paid $1.4 million in royalty fees during the thirteen weeks ended October 29, 2010. We do not expect to incur any further royalty expense in cost of sales during the fiscal year 2012.

Our cost of sales for the twenty-six weeks ended October 28, 2011 decreased by 1.5 percentage points to 10.4%, as a percent of net sales, when compared to the twenty-six weeks ended October 29, 2010.  This decrease was primarily the result of the discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011, partially offset by the increase in cost of sales resulting from our product withdrawal decision related to our AspireHC generator. We paid royalty fees of $1.2 million and $2.7 million during the twenty-six weeks ended October 28, 2011 and October 29, 2010, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks ended October 28, 2011, as a percentage of net sales, increased by 1.0 percentage points to 47.6%, as compared to the thirteen weeks ended October 29, 2010. This increase was primarily the result of increased stock-based compensation and international expenses offset by decreasing U.S sales and marketing expenses. The increases in international expenses resulted from increased staffing levels and marketing expenses in Europe.

SG&A expenses for the twenty-six weeks ended October 28, 2011, as a percentage of net sales, increased by 1.6 percentage points to 48.5%, as compared to the twenty-six weeks ended October 29, 2010. This increase was primarily the result of increased stock-based compensation and international expenses partially offset by decreasing U.S. sales and marketing expenses. The increases in international expenses resulted from increased staffing levels in Europe and an unfavorable foreign currency translation impact of 0.8%.

Index

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended October 28, 2011 increased, as a percentage of net sales, by 1.8 percentage points to 16.6%, as compared to the thirteen weeks ended October 29, 2010. This increase was primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy. The planned E-36 clinical trial in Europe for the evaluation of the AspireSR generator that employs cardiac-based seizure detection and delivery of responsive VNS Therapy, has been postponed, but is anticipated to resume in fiscal 2013.

R&D expenses for the twenty-six weeks ended October 28, 2011 increased, as a percentage of net sales, by 1.5 percentage points to 16.1%, as compared to the twenty-six weeks ended October 29, 2010. This increase was primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy and increased clinical expenses related to our clinical trials associated with the AspireSR generator and other seizure detection products.

Interest Income

Interest income of approximately $80,000 and $76,000 for the thirteen weeks ended October 28, 2011 and October 29, 2010 consisted primarily of interest from our investment in the convertible debt security. Interest income of approximately $160,000 for the twenty-six weeks ended October 28, 2011 increased by $71,000, as compared to interest income for the twenty-six weeks ended October 29, 2010, primarily due to increased interest income from our investment in the convertible debt security partially offset by lower interest income from our cash and cash equivalents.

Interest Expense

Interest expense is primarily due to the Senior Subordinated Convertible Notes (the “Convertible Notes”) we issued in September 2005 for $125.0 million at the rate of 3% per year on the principal amount. See “Note 9. Convertible Notes” in the Notes to Consolidated Financial Statements for a further description of the Convertible Notes. Interest expense of $90,000 for the thirteen weeks ended October 28, 2011 decreased by $7,000 as compared to the thirteen weeks ended October 29, 2010. Interest expense of $181,000 for the twenty-six weeks ended October 28, 2011 decreased by $24,000, as compared to the twenty-six weeks ended October 29, 2010, primarily due to the repurchases of our Convertible Notes in the quarter ended July 30, 2010.

Other Income (Expense), Net

Other expense, net, of $329,000 for the thirteen weeks ended October 28, 2011 consisted of net foreign currency transaction losses primarily due to our foreign currency derivative losses and foreign currency losses in Europe, partially offset by foreign currency gains in the U.S. resulting from the euro strengthening against the U.S. dollar. Other expense, net, of $212,000 for the twenty-six weeks ended October 28, 2011 consisted of net foreign currency transaction losses primarily due to our foreign currency derivative losses and foreign currency losses in our European subsidiary, partially offset by foreign currency gains in the U.S. resulting from the euro strengthening against the U.S. dollar.

Other expense, net, of $259,000 for the thirteen weeks ended October 29, 2010 consisted of net foreign currency transaction losses primarily due to foreign currency losses in the U.S. resulting from the U.S. dollar strengthening against the euro, partially offset by gains on our foreign currency derivative. Other expense, net, of $332,000 for the twenty-six weeks ended October 29, 2010 consisted of net foreign currency transaction losses primarily due to foreign currency losses in the U.S. resulting from the U.S. dollar strengthening against the euro, partially offset by gains on our foreign currency derivative.

Index

Income Taxes

Our effective tax rate for the quarter ended October 28, 2011 was 39%. Our quarterly effective tax rate was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes plus “shortfalls” and adjustments to our uncertain tax benefit reserves. The “shortfalls” result from compensatory restricted stock and option exercises or cancellations. Our effective tax rate for the twenty-six weeks ended October 28, 2011 was 40%, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes plus “shortfalls” and adjustments based on an evaluation of our deferred tax assets.

Our effective tax rate for the quarter ended October 29, 2010 was a benefit of 100%, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes offset by adjustments resulting in tax benefits of $17.9 million. In the quarter ended October 29, 2010, we evaluated the recoverability of our deferred tax assets and, as a result, we reduced our valuation allowance by $19.9 million and recorded a discrete tax benefit of $8.9 million in the consolidated statement of income and $11.0 million as a benefit in Additional Paid-In Capital in our consolidated balance sheets. In addition, in the quarter ended October 29, 2010, we recorded a discrete benefit item of $9.0 million in our consolidated statement of income in conjunction with a check-the-box election to treat Cyberonics Europe BVBA, as a disregarded entity for U.S. federal tax purposes, resulting in the repatriation of the losses realized by Cyberonics Europe BVBA. Our effective tax rate for the twenty-six weeks ended October 29, 2010 was a benefit 33% which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes offset by the same tax benefit items of $17.9 million described above.

Product Retrieval

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue does not affect earlier models of our pulse generator, and we continue sales of earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician. While we believe that the generators do not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V. for the approval of the modified AspireHC generator. We anticipate re-submission of the AspireSR generator for ethics committee and competent authority approvals for the resumption of the E-36 clinical trial in Europe no later than the end of our fiscal year on April 27, 2012.

During the quarter ended July 29, 2011, we recognized the financial effects related to the product withdrawal, which resulted in a reduction to net income of approximately $793,000. We completed the product withdrawal during the quarter ended October 28, 2011, and as a result, we recorded an additional expense of $40,000, net of tax effects.

Liquidity and Capital Resources

Cash

Cash decreased by approximately $19.5 million to $69.8 million during the twenty-six weeks ended October 28, 2011. This decrease was primarily due to the repurchase of treasury stock of $32.9 million, the acquisition of property, plant and equipment of $15.2 million, which includes the purchase of our headquarters building and the purchase of an equity interest in a private start-up company for $4.0 million, offset by cash provided by operations of $31.6 million. Cash increased by $8.7 million to $67.9 million during the twenty-six weeks ended October 29, 2010, due primarily to cash provided by operations of $23.9 million, offset by our investments in private start-up businesses and intellectual property of $7.0 million and the repurchase of our Convertible Notes, for $8.2 million.

Index

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 28, 2011 and October 29, 2010 was as follows (in thousands, unaudited):

	Twenty-Six Weeks Ended
	October 28, 2011	October 29, 2010	Change
Operating activities	$31,646	$23,865	$7,781
Investing activities	(19,732)	(9,075)	(10,657)
Financing activities	(31,956)	(5,578)	(26,378)
Effect of exchange rate changes on cash and cash equivalents	559	(533)	1,092
Net increase (decrease) in cash and cash equivalents	$(19,483)	$8,679	$(28,162)

Operating Activities

Cash provided by operating activities during the twenty-six weeks ended October 28, 2011 was $31.6 million and was primarily due to operating income of $26.6 million which includes non-cash stock-based compensation of $5.6 million and partially offset by decreased operating assets of $0.5 million. Accounts receivable increased $1.7 million primarily due to increased sales. Inventories decreased by $1.5 million primarily due to effects of the product retrieval and discontinued product. Other current assets decreased by $1.8 million primarily due to prepaid epilepsy congresses and marketing events, prepaid building rent, contract research advances and prepaid insurance having been expensed or refunded. Accounts payable and accrued liabilities decreased by $2.4 million primarily due to the payment of accrued annual bonus, commissions and sales awards.

Cash provided by operating activities during the twenty-six weeks ended October 29, 2010 was $23.9 million and was primarily due to operating income of $24.5 million which includes non-cash stock-based compensation of $3.1 million and partially offset by increased operating assets of $2.5 million. Inventories increased by $1.4 million primarily due to a build-up of safety stock. Other current assets decreased by $1.5 million primarily due to expensing prepaid business insurance and epilepsy congresses. Current liabilities decreased by $3.2 million primarily due to payment of accrued annual bonus, commissions and sales awards.

Investing Activities

Cash used in investing activities during the twenty-six weeks ended October 28, 2011 was $19.7 million, which was primarily due to the acquisition of our headquarters land and building of $11.7 million, purchases of property and equipment of $3.5 million and the acquisition of an equity interest in a privately-held company focused on the development of a neurostimulation device for the treatment of obstructive sleep apnea for $4.0 million. The property and equipment expenditures were primarily for infrastructure development, including the build-out of our leased Austin, Texas off-site facility. We expect to expend approximately $6 million for infrastructure development during fiscal year 2012.

Cash used in investing activities during the twenty-six weeks ended October 29, 2010 was $9.1 million and was primarily due to our $5.0 million investment in convertible debt security of a privately-held company that is focused on an implantable device that will keep patients informed about when seizures are likely to occur and reliably alert caregivers when seizures do occur. We also acquired intellectual property of $3.0 million, primarily focused on predicting seizure-free periods and external charging technology. In addition, we invested $2.1 million in property, plant and equipment for our manufacturing, administration and research and development infrastructure, including the build-out of our new Austin, Texas off-site facility.

Index

Financing Activities

Cash used in financing activities during the twenty-six weeks ended October 28, 2011 was $32.0 million due to the purchases of treasury stock of $32.9 million offset by proceeds from the exercise of compensatory stock options of $0.9 million. Employee settlements of compensatory stock options depend on market conditions and other conditions. On June 7, 2011, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock on the open market. Through quarter ended October 28, 2011, we repurchased 967,000 of the authorized shares. Subsequent to quarter ended October 28, 2011, we repurchased the remaining 33,000 authorized shares. In addition, on November 15, 2011, the Board of Directors authorized addition repurchases of 1,000,000 shares. The actual number of shares purchased and timing of such will depend on market conditions and other factors.

Debt Instruments and Related Covenants

Convertible Notes

During the twenty-six weeks ended October 28, 2011, we did not repurchase any of our Convertible Notes. The balance of our Convertible Notes as of October 28, 2011 and October 29, 2010 was approximately $7.0 million. We are required to repurchase at par that portion of the Convertible Notes tendered to us on December 27, 2011. However, if the Convertible Notes are not tendered to us in December, they then become due and payable on September 27, 2012.

Index

Contractual Obligations

A summary of contractual obligations as of October 28, 2011 are as follows:

	Less Than One Year	One to Three Years	Four to FiveYears	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$962,766	$921,285	$358,026	$304,981	$2,547,058
Inventory purchases (2)	1,340,000	—	—	—	1,340,000
Interest on Notes issuance (3)	56,957	—	—	—	56,957
Other (4)(5)	1,373,305	4,202,405	1,218,995	—	6,794,705
Contractual obligations reflected in the balance sheet:
Convertible Notes (5)	7,067,950	—	—	—	7,067,950
Total (6)	$10,800,978	$5,123,690	$1,577,021	$304,981	$17,806,670

(1)
Reflects operating lease obligations related to facilities, office equipment and automobiles. In the quarter ended October 28, 2011 our headquarters building lease agreement was terminated upon our purchase of the building. The lease obligations above relate primarily to our Austin, Texas facility and our foreign operations.

(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)
Reflects interest payable related to the Convertible Notes issuance for the period starting subsequent to the quarter ended October, 28, 2011 and ending on December 27, 2011, the due date of the Convertible Notes in accordance with the Supplemental Indenture.

(4)
Reflects certain purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events and an information technology service agreement. Also included are expected future payments for services under cancellable contracts for clinical research. In addition, we included expected future payments to our license and technology collaborative partners under cancellable contracts for: (i) licensing fees, (ii) minimum royalty payments, and (iii) minimum consulting fees.

(5)	Reflects principal and interest obligations currently reported in our consolidated balance sheet related to the Convertible Notes issuance.
(6)	The table above does not reflect the uncertain tax benefit reserves of $6.3 million due to our inability to make a reasonably reliable estimate of the timing of any payments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not hedge interest rate exposure. The effect on net income for the twenty-six weeks ended October 28, 2011 of a 100-basis point increase in short-term interest rates would have been favorable by approximately $398,000, or 2.5%. Conversely, any decrease in short-term interest rates would not have a material impact on our consolidated results of income for the twenty-six weeks ended October 28, 2011.

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the second quarter of the prior fiscal year, we entered into foreign currency forward derivative contracts with a major international bank to partially offset the foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and liabilities. We choose not to offset certain other foreign currency exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

Based on our exposure to foreign currency exchange rate risk, a sensitivity analysis, without consideration of our use of offsetting derivative contracts, indicates that if the U.S. dollar uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the twenty-six weeks ended October 28, 2011 would have been favorable by approximately $853,000, or 5.4%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income for the twenty-six weeks ended October 28, 2011 would have been unfavorable by approximately $800,000, or 5.0%.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 28, 2011.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended October 28, 2011, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 15, 2011, we announced that we were stopping shipment of, and are withdrawing field inventory of our AspireHC and AspireSR generators, Models 105 and 106, respectively.  We discovered that the stimulation output current delivered by the generators to a patient’s nerve can be less than the output current programmed by a physician.  As a result, we do not expect to be able to sell the AspireHC generator or resume the E-36 clinical study for the AspireSR generator until we have corrected this issue and obtained all necessary approvals for the re-designed products.  In the thirteen weeks ended October 28, 2011, we identified the cause of the problem, implemented and tested the solution, and submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V. for the re-design of the AspireHC generator. However, if regulatory approval is not obtained for any reason, we may not be able to resume sales of this generator in the near future or at all. In such case, our sales and income could be adversely affected. In addition, this product withdrawal could result in demands by patients that the withdrawn generators be explanted or in claims by patients, caregivers, physicians or insurers for damages allegedly suffered as a consequence of the withdrawn generators, any of which could subject us to substantial additional expenses or losses and could have an adverse material impact on our business and consolidated financial statements.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
July 29, 2011				674,900
July 30 – September 2, 2011	244,204	25.8897	240,900	434,000
September 3 – September 30, 2011	200,163	27.1719	200,000	234,000
October 1 – October 28, 2011	201,000	27.8473	201,000	33,000

(1)	Shares are purchased at market price.
(2)
On June 7, 2011, the Board of Directors authorized a program to repurchase up to 1.0 million shares, under which we repurchased 967,000 shares. Subsequent to quarter ended October 28, 2011, we repurchased the remaining 33,000 authorized shares, in addition,  on November 15, 2011 the Board of Directors authorized the repurchase of an additional 1 million shares.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 31.1, 31.2 & 32.1) with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2012 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 15, 2011	000-19806	10.84
10.2*†	First Amendment to the Employment Agreement between Cyberonics, Inc. and Mr. Moore effective July 25, 2011	Cyberonics, Inc. Current Report on Form 8-K filed on July 27, 2011	000-19806	10.3
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 21, 2011

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*†	Fiscal 2012 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 15, 2011	000-19806	10.84
10.2†	First Amendment to the Employment Agreement between Cyberonics, Inc. and Mr. Moore effective July 25, 2011	Cyberonics, Inc. Current Report on Form 8-K filed on July 27, 2011	000-19806	10.3
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002