Form 10-Q
period 2012-01-27
CYBERONICS INC
filed 2012-02-24
CIK 864683

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 27, 2012 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2012
Common Stock $0.01 par value	27,539,249

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe BVBA).
______________

Index
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 27, 2012	April 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$78,136,731	$89,313,850
Accounts receivable, net of allowances of $839,388 and $696,744, respectively	26,897,301	28,578,622
Inventories	13,946,690	15,270,904
Deferred tax assets	12,073,325	13,738,703
Other current assets	3,939,625	4,698,097
Total Current Assets	134,993,672	151,600,176
Property, plant and equipment, net of accumulated depreciation of $26,916,537 and $25,365,175, respectively	22,046,631	8,203,392
Intellectual property, net	4,680,940	5,237,857
Long-term investments	9,433,974	5,209,590
Deferred tax assets	26,131,458	40,137,463
Other assets	527,767	1,080,727
Total Assets	$197,814,442	$211,469,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,172,745	$4,121,586
Accrued liabilities	14,629,065	17,964,507
Convertible notes	4,000	7,048,000
Total Current Liabilities	18,805,810	29,134,093
Long-term liabilities	5,776,056	6,881,762
Total Liabilities	24,581,866	36,015,855
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 30,359,275 shares issued and 27,566,955 shares outstanding at January 27, 2012; and 29,712,007 shares issued and 28,276,715 shares outstanding at April 29, 2011	303,593	297,120
Additional paid-in capital	310,793,740	300,580,501
Common stock warrants	25,200,000	25,200,000
Treasury stock, 2,792,320 and 1,435,292 common shares at January 27, 2012 and April 29, 2011, respectively, at cost	(71,522,401)	(32,706,563)
Accumulated other comprehensive gain (loss)	389,355	(571,485)
Accumulated deficit	(91,931,711)	(117,346,223)
Total Stockholders' Equity	173,232,576	175,453,350
Total Liabilities and Stockholders' Equity	$197,814,442	$211,469,205

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011

Net sales	$54,536,585	$47,081,476	$160,893,723	$139,341,809
Cost of sales	4,099,489	5,807,402	15,182,188	16,820,874
Gross profit	50,437,096	41,274,074	145,711,535	122,520,935
Operating expenses:
Selling, general and administrative	24,941,131	22,078,068	76,529,794	65,374,031
Research and development	9,097,722	7,494,820	26,206,572	20,989,588
Total operating expenses	34,038,853	29,572,888	102,736,366	86,363,619
Income from operations	16,398,243	11,701,186	42,975,169	36,157,316
Interest income	84,124	89,963	244,443	179,239
Interest expense	(69,478)	(94,316)	(250,297)	(299,160)
Gain (loss) on extinguishment of debt	(3,670)	––	(3,670)	83,074
Other expense, net	(266,130)	(51,801)	(478,060)	(383,595)
Income before income taxes	16,143,089	11,645,032	42,487,585	35,736,874
Income tax expense (benefit)	6,640,905	4,453,060	17,073,073	(3,559,639)
Net income	$9,502,184	$7,191,972	$25,414,512	$39,296,513

Basic income per share	$0.34	$0.26	$0.91	$1.41
Diluted income per share	$0.34	$0.25	$0.90	$1.38

Shares used in computing basic income per share	27,559,729	28,121,852	27,912,114	27,949,256
Shares used in computing diluted income per share	28,034,515	28,753,197	28,374,784	28,471,403

See accompanying Notes to Consolidated Financial Statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Thirty-Nine Weeks Ended
	January 27, 2012	January 28, 2011

Cash Flow From Operating Activities:
Net income	$25,414,512	$39,296,513
Non-cash items included in net income:
Depreciation	2,515,066	2,024,707
Loss (gain) on extinguishment of debt	3,670	(83,074)
Unrealized (gain) loss in foreign currency transactions	1,755,386	(623,980)
Stock-based compensation	8,430,939	4,752,137
Deferred income taxes	15,671,383	(4,422,670)
Deferred license revenue amortization	(1,120,476)	(1,120,476)
Amortization and other items	1,165,364	282,662
Changes in operating assets and liabilities:
Accounts receivable, net	1,117,222	2,486,979
Inventories	1,124,147	(1,465,189)
Other current assets	(570,475)	(789,405)
Other assets	51,196	248,928
Accounts payable and accrued liabilities	(2,821,873)	(3,489,817)
Net cash provided by operating activities	52,736,061	37,097,315

Cash Flow From Investing Activities:
Release of restricted cash	—	1,000,000
Acquired intellectual property	(500,000)	(3,245,000)
Investment in equity	(4,000,000)	—
Purchases of property and equipment	(4,874,320)	(2,794,256)
Acquisition of land and building	(11,712,144)	—
Investment in convertible debt securities	—	(5,000,000)
Net cash used in investing activities	(21,086,464)	(10,039,256)

Cash Flow From Financing Activities:
Repurchase of convertible notes	(7,044,000)	(8,241,260)
Proceeds from exercise of options for common stock	2,041,546	14,390,448
Purchase of treasury stock	(38,815,838)	(6,857,039)
Net cash used in financing activities	(43,818,292)	(707,851)

Effect of exchange rate changes on cash and cash equivalents	991,576	(306,398)
Net increase (decrease) in cash and cash equivalents	(11,177,119)	26,043,810
Cash and cash equivalents at beginning of period	89,313,850	59,229,911
Cash and cash equivalents at end of period	$78,136,731	$85,273,721

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$240,688	$233,275
Cash paid for income taxes	$886,198	$1,006,181
Supplementary Disclosures of Non-Cash Investing Activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$240,973	$106,814

See accompanying Notes to Consolidated Financial Statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended January 27, 2012

Note 1.  Basis of Presentation and Use of Accounting Estimates

The accompanying unaudited consolidated financial statements of Cyberonics have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Cyberonics for the periods presented. Operating results for the thirty-nine weeks ended January 27, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 27, 2012. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 29, 2011 (“2011 Form 10-K”).

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

Note 2.  Stock Incentive and Purchase Plans

Stock Incentive Plans.  We have authorized shares of common stock for issuance pursuant to our 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, 2005 Stock Plan, 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”). Shares can no longer be issued pursuant to any plan other than the Amended and Restated New Employee Equity Inducement Plan or the 2009 Stock Plan, both of which allow issuance of nonstatutory stock options and restricted stock. The 2009 Stock Plan also permits issuance of incentive stock options and restricted share units (“phantom stock”).

Stock-Based Compensation. We measure the cost of director, officer and employee services received in exchange for a stock-based award based on the grant date fair market value of the award. We measure the cost of non-employee services received in exchange for an award of equity instruments based on fair market value at each interim period end. We recognize stock-based compensation expense over the period that an employee or consultant is required to provide service in exchange for the award (vesting period). Stock-based compensation expense consisted of the following:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Cost of goods sold	$134,953	$77,636	$459,493	$374,518
Selling, general and administrative	1,927,393	1,322,330	6,302,349	3,430,789
Research and development	778,998	279,130	1,669,097	946,830
Stock-based compensation	$2,841,344	$1,679,096	$8,430,939	$4,752,137

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

During the thirteen weeks ended January 27, 2012, we granted options on a total of 32,751 shares at a weighted average fair market value of $15.27 per share optioned. During the thirty-nine weeks ended January 27, 2012, we granted options on a total of 280,232 shares at a weighted average fair market value of $12.34 per share optioned. During the thirteen weeks ended January 28, 2011, we granted options on a total of 13,300 shares at a weighted average fair market value of $12.29 per share optioned. During the thirty-nine weeks ended January 28, 2011, we granted options on a total of 227,841 shares at a weighted average fair market value of $11.75 per share optioned. As of January 27, 2012, unrecognized compensation expense related to stock options was $6.0 million, which is expected to be recognized over a weighted average period of 2.67 years.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards.  We may grant restricted stock, restricted stock units or other stock awards to directors, officers, key employees and non-employees. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares is restricted until they are vested. Typically, restricted stock awards are service-based and vest ratably over four years or cliff-vest in one to three years, as required under the applicable agreement establishing the award. Compensation cost is expensed ratably over the service period. Generally, compensation cost is based on the fair market value of the restricted stock, which is determined using the market closing price on the grant date. Non-employee performance-based compensation cost is adjusted each interim period based on the fair market value of the restricted stock at each interim period end. We may also grant restricted stock subject to performance or market conditions that can vest based on the satisfaction of the conditions of the award. The fair market value and derived service period of market condition-based awards are determined using the Monte Carlo simulation method. As of February 15, 2012, we could be obligated to repurchase from our executive officers as many as 257,975 shares of our common stock within the period ending December 15, 2015, to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

During the thirteen and thirty-nine weeks ended January 27, 2012, we granted a total of 57,224 and 676,466   restricted shares, respectively, at a weighted average fair market value per share of $30.41 and $25.57, respectively. During the thirteen and thirty-nine weeks ended January 28, 2011, we granted a total of 4,750 and 127,474 restricted shares, respectively, at a weighted average fair market value per share of $32.56 and $24.64, respectively.

Not included in the above totals for the thirty-nine weeks ended January 27, 2012 are 96,946 performance-based non-vested restricted share units (“phantom shares”), which were granted on September 15, 2011 to our Chief Executive Officer. The phantom stock agreement allows settlement of the awards, at our option, in cash or stock, and the shares will be issued, or settled in cash, at no cost to the participant. The phantom shares have a fair value of $27.87 per share based on our stock price at grant date. The performance-based phantom shares are eligible to vest annually over four years and are subject to forfeiture unless income from operations and net revenue objectives are met.

Unamortized compensation expense related to all restricted shares and the phantom share units is $17.4 million and is expected to be recognized over a weighted average period of 2.25 years.

Index

Employee Stock Purchase Plan.  Under our 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock were reserved for issuance.  Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. Under provisions of the Stock Purchase Plan, purchase periods are six months in length and begin on the first business days of June and December.  Under the Stock Purchase Plan, 402,033 shares were available for issuance as of January 27, 2012.  No compensation expense was recorded for the Stock Purchase Plan.

Note 3.  Inventories

Inventories consisted of the following:

	January 27, 2012	April 29, 2011
Raw materials	$5,042,939	$5,666,558
Work-in-process	3,797,937	3,553,084
Finished goods	5,105,814	6,051,262
	$13,946,690	$15,270,904

Note 4.  Building

During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas for a purchase price of $11.7 million. A portion of the building is currently leased to tenants other than ourselves, and therefore the acquisition was accounted for using the acquisition method under Business Combination accounting rules. Under the acquisition method, an acquirer is required to recognize and measure the identifiable assets acquired and the liabilities assumed at their fair market values as of the acquisition date and to record identifiable intangible assets at fair value, including identifiable intangibles associated with the in-place leases at the acquisition date. We determined that the values of in-place leases were immaterial and therefore no separate intangible assets were recorded. Based on independent appraisals, we determined the purchase price approximated the fair value of the land, the building and the leasehold improvements; therefore, no bargain purchase or goodwill was recognized on acquisition. The land has an indefinite life and the building is depreciated over a 39-year life.

Note 5.  Intellectual Property

Our intellectual property investments have resulted from license and technology agreements with several collaborative partners. The agreements pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, an implantable lead and micro-processor technologies. All of our purchased intellectual property has a definite life. We amortize our intellectual property on a straight-line basis over the period beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the license or with the estimated end of the useful life of the intended product. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate a different amortization period or impairment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. Impairments are recorded as research and development expense in the consolidated statement of income.  During the quarter ended January 27, 2012, we identified and impaired the exclusive and non-exclusive intellectual property rights that we considered had a remote chance of utilization in our epilepsy product development plans.

Index

We purchased, amortized and impaired intellectual property during the thirteen and thirty-nine weeks ended January 27, 2012 and January 28, 2011 as follows:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Beginning net carrying amount	$5,352,601	$4,717,034	$5,237,857	$1,948,266
Purchases	––	250,000	500,000	3,245,000
Amortization	(189,058)	(156,083)	(574,314)	(382,315)
Impairment	(482,603)	––	(482,603)	––
Ending net carrying amount	$4,680,940	$4,810,951	$4,680,940	$4,810,951

The weighted average amortization period for our intellectual property is 8.4 years.  Estimated amortization is as follows:

Remaining fiscal year 2012	$171,328
Fiscal year 2013	685,314
Fiscal year 2014	685,314
Fiscal year 2015	685,314
Fiscal year 2016 (53 week year)	698,493
Fiscal year 2017	685,314

Note 6. Long-Term Investments

Long-term investments consisted of the following:

	January 27, 2012	April 29, 2011
Convertible debt	$5,433,974	$5,209,590
Convertible preferred stock	4,000,000	––
	$9,433,974	$5,209,590

Investment in Debt. Our long-term investments include a $5 million convertible debt security of NeuroVista Corporation, plus accrued interest. NeuroVista is a privately-held company focused on developing an implantable device that is expected to inform patients when seizures are likely to occur, as well as alert caregivers when seizures do occur. The convertible debt security matures in May 2013 unless converted to stock earlier. Conversion is mandatory at the issuer’s next round of equity financing. The principal balance and accrued interest is convertible into equity at a price per share determined by the investee’s Board of Directors with a predetermined cap on the conversion price. We accrued interest on this debt security and recognized interest income in our consolidated statement of income. See “Note 7. Fair Value Measurements” for further details regarding the carrying value and fair value assessment of this security.

Investment in Equity. During the quarter ended October 28, 2011, we acquired $4.0 million of convertible preferred stock of ImThera Medical, Inc., a privately-held company focused on the development of a neurostimulation device system for the treatment of obstructive sleep apnea. This investment resulted in a minority ownership interest in ImThera.  In addition, we are contractually committed to purchase two additional tranches of convertible preferred stock of $4.0 million per tranche contingent on ImThera attaining certain performance goals. We account for the investment under the cost method. See “Note 7. Fair Value Measurements” for further details regarding the carrying value and fair value assessment of this security.

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

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. We have had no transfers of our investments between levels during the thirty-nine weeks ended January 27, 2012 and January 28, 2011.

Investment in Debt. Our investment in convertible debt securities are considered ‘available-for-sale’ and therefore carried at fair value. Each reporting period we evaluate the investment to determine if there are any events or circumstances that are likely to have a significant effect on the fair value of the investment. We use a market approach to estimate fair value. The inputs to our valuation fall into Level 3 of the fair value hierarchy, as this investment is in a privately-held entity without quoted market prices. We use all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. Temporary changes in the fair value of this investment are unrealized and recorded in comprehensive income in the consolidated balance sheets. If we determine that there is an impairment of our investment, we evaluate the impairment to determine if it is other than temporary. As of January 27, 2012, there has been no ‘other-than-temporary’ impairment of our investment in NeuroVista Corporation. See “Note 6. Long-Term Investments” for more details.

The following table summarizes the unrealized gains and losses for our investment in ‘available-for-sale’ convertible debt securities measured at fair value on a recurring basis that use significant unobservable inputs (Level 3):

	For the Thirty-Nine Weeks Ended
	January 27, 2012	January 28, 2011
Investment at cost and accrued interest	$5,433,974	$5,134,795
Unrealized gains	––	––
Unrealized losses	––	––
Fair value	$5,433,974	$5,134,795

Investment in Equity. Our investment in convertible preferred stock is carried at historic cost. We do not mark-to-market this investment. Each reporting period we review all information available to us related to this investee to identify any significant adverse effect on the fair value of our investment. When we identify events or changes in circumstances that may have a significant adverse effect on the fair value of this investment, we estimate the fair value of the investment. If fair value is less than our carrying amount, a loss is recognized. The inputs to our fair value measurements are considered Level 3 in the fair value hierarchy. As of January 27, 2012, there has been no impairment of our investment in ImThera. See “Note 6. Long-Term Investments” for more details.

Index

Convertible Notes. The Senior Subordinated Convertible Notes we issued are carried at historical cost, see “Note 9. Convertible Notes.” During the quarter ended January 27, 2012, we were tendered all but $4,000 of the remaining outstanding Convertible Notes. In prior periods, we estimated the fair value of this debt with inputs that fell into Level 2 by obtaining independent market analysis from a broker. At April 29, 2011 the fair value of the Convertible Notes was approximately $7.5 million based on the outstanding liability of $7.0 million.

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

	January 27, 2012	April 29, 2011
Payroll and other compensation	$11,127,557	$12,339,057
Income tax and other tax accruals	774,681	752,187
Clinical costs	728,665	587,496
Royalties	2,500	1,508,809
Other	1,995,662	2,776,958
	$14,629,065	$17,964,507

Note 9.  Convertible Notes

In September 2005, we issued $125 million of Senior Subordinated Convertible Notes at the interest rate of 3% per year on the principal amount, payable semi-annually, in arrears, in cash on March 27 and September 27 of each year (the “Convertible Notes”). The offering of the Convertible Notes provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”) and warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”). The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million. In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we were required to repurchase at par value the Convertible Notes tendered to us on December 27, 2011, which was nine months prior to their maturity on September 27, 2012. The Supplemental Indenture made no other changes to the terms of the Indenture.

Prior to the quarter ended January 27, 2012, all of the Convertible Notes except for $7,048,000 were repurchased in privately-negotiated transactions. On December 27, 2011, $7,044,000 of the remaining outstanding Convertible Notes were tendered to us in accordance with the Supplemental Indenture.

Note 10. Warrants

On September 27, 2005, in conjunction with the issuance of the Convertible Notes, we sold the Warrants. The Warrants are recorded in stockholders’ equity on the consolidated balance sheet.  The Warrants expire, if not exercised, in October 2012.  The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share.

Index

Note 11.  Long-Term Liabilities

Long-term liabilities consisted of the following:

	January 27, 2012	April 29, 2011
Deferred license revenue	$3,335,329	$4,455,805
Liability for uncertain tax benefits	2,260,226	2,260,226
Accrued clinical studies and other	180,501	165,731
	$5,776,056	$6,881,762

Note 12. Foreign Currency Exposure

We entered into a foreign currency forward contract with a major international bank to partially offset our foreign currency transaction gains and losses. The use of derivative instruments allows us to partially manage the risk resulting from transactions in foreign currencies. We do not apply hedge accounting to our foreign currency forward contracts. At the beginning of the quarter ended January 27, 2012, we entered into a foreign currency forward contract with a notional amount of €11.5 million. This contract was settled prior to January 27, 2012. Due to the settlement of our primary foreign currency position during the quarter ended January 27, 2012, we do not expect to enter into a new foreign currency forward contract for our quarter ending April 27, 2012.

The gain (loss) realized with the foreign currency forward contracts that were purchased and settled during the thirteen and thirty-nine weeks ended January 27, 2012 and January 28, 2011 is shown below:

		Amount of gain (loss) recognized in income
		For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
Derivative	Location of gain or (loss) recognized in income	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Euro forward contracts	Other Income (Expense), Net	$824,550	$195,525	$1,194,550	$(624,875)

The gains above were offset by transactional unrealized and realized losses on foreign currency denominated assets. Transactional unrealized and realized gains and losses were included in Other Expense, Net on the consolidated statement of income.

Note 13.  Income Taxes

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits, shortfalls and other permanent differences.  Due primarily to the potential impact of shortfalls, the effective tax rate may vary significantly.  Our effective tax rate for the thirteen and thirty-nine weeks ended January 27, 2012 was 41.1% and 40.2%, respectively, as compared to 38% and -10% for the same periods in the prior year.  The tax benefit in the prior period was primarily due to the release of a valuation allowance and other permanent differences.

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

Index

Note 14.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
Numerator:	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Net income	$9,502,184	$7,191,972	$25,414,512	$39,296,513
Add effect of Convertible Notes	(5,231)	38,998	71,795	71,257
Diluted income	$9,496,953	$7,230,970	$25,486,307	$39,367,770

Denominator:
Basic weighted average shares outstanding	27,559,729	28,121,852	27,912,114	27,949,256
Stock options	364,738	461,514	312,831	343,577
Convertible Notes	110,048	169,831	149,839	178,570
Diluted weighted average shares outstanding	28,034,515	28,753,197	28,374,784	28,471,403
Basic income per share	$0.34	$0.26	$0.91	$1.41
Diluted income per share	$0.34	$0.25	$0.90	$1.38

Excluded from the computation of diluted income per share for the thirteen and thirty-nine weeks ended January 27, 2012 were outstanding options to purchase approximately 267,000 and 295,000 common shares, respectively, and excluded from the computation of diluted income per share for the thirteen and thirty-nine weeks ended January 28, 2011 were outstanding options to purchase approximately 281,000 and 622,000 common shares, respectively, because to include them would have been anti-dilutive, as a result of the exercise price of the options exceeding the average market value of our common stock. Our compensatory share grants result in the issuance of participating restricted shares held for our officers, directors, key employees and consultants, which are included in the computation of basic weighted average shares outstanding and basic income per share.

The $7,048,000 of our Convertible Notes outstanding as of January 28, 2011, were convertible into 169,831 shares of our common stock. These convertible shares were included in dilutive shares for the thirteen and thirty-nine weeks ended January 28, 2011.

In the quarter ended July 30, 2010, we purchased $8,412,000 of aggregate principal amount of our Convertible Notes in privately-negotiated transactions and in the quarter ended January 27, 2012, we were tendered $7,044,000 of aggregate principal amount of our Convertible Notes in accordance with the Supplemental Indenture. We are required to determine the dilutive effect of the repurchased Convertible Notes for each period separately from the Convertible Notes outstanding at period end. Based on this requirement, we included 110,048 and 149,839 convertible shares in dilutive shares for the thirteen and thirty-nine weeks ended January 27, 2012, respectively, and we included 8,739 convertible shares in dilutive shares for the thirty-nine weeks ended January 28, 2011.

Our Warrants, issued in conjunction with our Convertible Notes, were not included in the computation of diluted EPS because the Warrant exercise price of $50.00 per share was greater than the average market price of our common stock for all periods presented.

Index

Note 15.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment equity account associated with the translation of our foreign subsidiary financial statements into U.S. dollars. Comprehensive income for the thirteen and thirty-nine weeks ended January 27, 2012 was approximately $10.2 million and $26.4 million, respectively. Comprehensive income for the thirteen and thirty-nine weeks ended January 28, 2011 was approximately $7.2 million and $39.2 million, respectively.

Note 16.  Commitments and Contingencies

Litigation. We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income.

Post-Approval Conditions.  Pursuant to the post-approval conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for treatment-resistant depression (“TRD”) in July 2005, we were required to conduct a longitudinal registry that follows patients with TRD for up to five years in two groups – one group of patients with TRD receiving VNS Therapy and the other group of patients with TRD receiving ongoing treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015. We expect to spend $1.2 million over the next 3 years for the TRD registry.

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provided us with worldwide exclusive rights under a number of U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy® System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we paid royalties at a rate of 3% of net sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the date the last of these patents expired. The royalty payments pursuant to this agreement were expensed as cost of goods sold as incurred and amounted to $0 and $1.2 million for the thirteen and thirty-nine weeks ended January 27, 2012, respectively, and $1.4 million and $4.1 million for the thirteen and thirty-nine weeks ended January 28, 2011,  respectively. We have no other royalty payments as a component of cost of goods sold.

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain of our patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment, plus a royalty on future commercial sales of any product covered by the licensed patents. The unamortized deferred revenue in our consolidated statement of position is $3.3 million.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.

We have entered into license, technology and product development agreements with collaboration partners related primarily to seizure detection algorithms, wireless communication technology, rechargeable battery technology and an implantable lead.  We expect to spend approximately $2.2 million over the next five years under these agreements for future license fees, royalty payments, consulting fees and patent fees. Future payments by us under these agreements are contingent on some or all of the following conditions: (i) delivery of technology and related documentation by specified dates, (ii) delivery of consulting and support services, and (iii) the incorporation of the licensed technology in our products. In addition, we have agreements associated with our clinical studies and registries, including the TRD registry, which we expect to spend approximately $3.7 million over the next three years.

Index

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

Warranties. We offer warranties covering manufacturing defects in our leads and generators for one to two years from the date of implant, depending on the product. We provide, at the time of shipment, for costs estimated to be incurred under our product warranties. Provisions for warranty claims are expensed to Cost of Goods Sold in the consolidated statement of income and are estimated based upon historical product warranty claim data. Changes in our liability for product warranties are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Balance at the beginning of the period	$109,480	$105,169	$100,179	$111,749
Warranty expense (credit) recognized	5,575	2,120	23,471	(1,337)
Warranty settled	(2,655)	(2,504)	(11,250)	(5,627)
Balance at the end of the period	$112,400	$104,785	$112,400	$104,785

Other Commitments. We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as part of our stock-based compensation plans, we could be obligated, as of February 15, 2012, to repurchase from our executive officers as many as 257,975 shares of our common stock prior to the period ending December 15, 2015 to permit the executive officers to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

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

Index

In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC. This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, and (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements for our investments in the convertible debt securities of our collaborative partners. The adoption of this ASU will have no impact, other than presentation, on our consolidated statements of income or financial position.

In June 2011, the FASB issued an ASU to the Comprehensive Income Topic of the FASB ASC. This update was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This ASU will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that they be presented either: (i) as a continuous statement including net income and comprehensive income, or (ii) as two separate and consecutive statements. This ASU is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We plan to adopt this ASU for the quarter ending July 27, 2012. The adoption of this ASU will have no impact, other than presentation, on our consolidated statement of income or financial position.

In December 2011, the FASB issued an ASU to modify the effective date the new presentation requirements about reclassification of items out of accumulated other comprehensive income as required in the Comprehensive Income Topic of the FASB ASC. The reclassification presentation requirements will be deferred until reconsidered by the FASB. This ASU is effective in tandem with the above ASU and, as above, will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We plan to adopt this ASU for the quarter ending July 27, 2012. The adoption of this ASU will have no impact, other than presentation, on our consolidated statement of income or financial position.

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

—	Failure to maintain the current regulatory approvals for our epilepsy and depression indications;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection, expiration and validity of our intellectual property;
—	Changes in technology;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to attract or retain key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
—	Changes in customer spending patterns; and
—	Continued volatility in the global market and worldwide economic conditions.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and thirty-nine weeks ended January 27, 2012 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2011 Form 10-K.

Business Overview

We are a medical device company incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique neuromodulation therapy, VNS Therapy, for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”) and other device solutions for the management of epilepsy.

Our proprietary VNS Therapy System includes the following:

—	An implantable pulse generator to provide the appropriate stimulation to the vagus nerve;
—	A lead that connects the generator to the vagus nerve;
—	Associated equipment to assist with the implant procedure;
—	Equipment to assist the treating physician with setting the stimulation parameters for each patient;
—	Appropriate instruction manuals; and
—	Magnets to temporarily suspend or induce stimulation manually.

The VNS Therapy pulse generator and lead are surgically implanted into patients, generally during an outpatient procedure.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator, with or without replacing the original lead.

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

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. However, CMS made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead for calendar year 2011. In November 2010, effective for calendar year 2011, CMS announced a final rate for reimbursement of the generator portion of the VNS Therapy System for hospitals.  The rate represented an increase of approximately 6% over the rate in calendar year 2010. Further, for calendar year 2011, CMS introduced a new reimbursement code and an "interim final" rate paid to hospitals for implantation of both the generator and the lead portions of the VNS Therapy System. The new combined generator and lead reimbursement code rate is approximately 7% less overall when compared to separate rates used in calendar year 2010. Further, CMS approved decreases in physician reimbursement for implantation of both the generator and the lead.  In November 2011, CMS announced calendar year 2012 final rates, which increased by 6.4% for full systems and increased by 3.0% for generator-only replacements.

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

We continue to invest and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac and brain-based seizure detection, rechargeable battery and wireless communication technology. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as event monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. We sponsor post-marketing studies in in appropriate indications to build clinical evidence for VNS Therapy.

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC™ (High Capacity) Model 105 and AspireSR™ (Seizure Response) Model 106 generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve could be less than the output current programmed by a physician. While we believe that the generators do not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V. for the approval of the improved AspireHC generator.

    In December 2011, the FDA approved our re-designed AspireHC generator and we resumed our limited commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe.

In the fourth fiscal quarter of fiscal year 2011, we commenced a European clinical trial (E-36) to support regulatory approval in Europe of our AspireSR generator with the first human implant on April 27, 2011. The AspireSR generator is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. We suspended this trial in August 2011 and are currently re-submitting the appropriate applications to re-start this trial. We expect that trial enrollment will recommence by approximately the end of our fiscal year, April 27, 2012 or shortly thereafter.

In addition, we are investing in pre-clinical research related to the use of VNS Therapy for the treatment of chronic heart failure.

Index

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada and the European Union, the VNS Therapy System is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we were required to conduct two clinical studies on TRD patients:

—
One post-approval study, the dosing study, was a randomized study assessing three different stimulation intensities. We completed the 331 patient dosing study in February 2010 and submitted our final study report to the FDA in August 2010. In February 2011, we received notification from the FDA that we have fulfilled all study requirements related to the dosing study. Based on the results of the dosing study and other post-approval clinical studies and analysis, we are currently in discussions with selected payers, including CMS, with the objective of obtaining coverage and reimbursement of VNS Therapy for TRD, although we cannot assure that this objective will be met.

—
The other post-approval study, the TRD Registry, is a longitudinal study intended to follow patients with TRD in two treatment groups - one group receiving adjunctive VNS Therapy and the other group receiving treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015.

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

We continuously evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 16. Commitments and Contingencies – License Agreements” in our Consolidated Financial Statements for additional information.

In order to accommodate expected growth of our business, to secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building in which we are headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and has approximately 144,000 square feet of manufacturing and office space. We currently occupy approximately 79% of this space. In addition, as part of our disaster contingency plans, we lease a 19,800 square foot Austin, Texas facility that we utilize for warehousing and distribution.

Significant Accounting Policies and Critical Accounting Estimates

For a full discussion of accounting policies that we identified as critical in the preparation of our consolidated results of operations and financial position, please refer to our 2011 Form 10-K.

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

Index

Revenue Recognition

Product revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets.  We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors. We maintain policies for sales returns and exchanges. We estimate sales returns based on historical data and we record a reduction in sales and a return reserve when we sell the initial product. We estimate exchanges based on approved return authorizations. Our increasing business activity, new product introductions and variations in product utilization could cause product returns and exchanges to differ from our estimates

Licensing Revenue: We amortize an upfront payment received under a license agreement over the life of our obligations under the agreement to prosecute the licensed patent applications. Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation will be satisfied by April 2014. Accordingly, we have recognized revenue of approximately $0.4 million per quarter based on the straight-line amortization of the $9.5 million payment. However, a change in our estimate of the amortization period or a release of our obligation to prosecute the patent applications could materially change the timing of the recognition of the licensing revenue.

Intellectual Property

The intellectual property shown in our consolidated balance sheets consist of purchased licenses of patents and technology that we use in the development of our products. All of our purchased intellectual property has a definite life. We amortize our intellectual property on a straight-line basis over the period beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the license or with the estimated end of the useful life of the intended product. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate a different amortization period or impairment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. Amortization and impairment are subject to a high degree of estimation and management judgment. As of the quarter ended January 27, 2012, the carrying value of our intellectual property was $4.7 million, which has a weighted average amortization period of 8.4 years. During the quarter ended January 27, 2012, we identified and impaired $0.5 million of intellectual property rights that we considered had a remote chance of utilization in our epilepsy product development plans.

Equity Award Incentive Compensation

Our service-based equity award incentive compensation is based on the fair market value of the grants and our estimation of forfeitures. Forfeiture estimates require assumptions regarding employee turnover. Total expected compensation cost, net of estimated forfeiture, is amortized over the grant vesting period. Stock-based compensation expense can differ significantly from our expectations if employee turnover and grant forfeitures differ from our estimates. The estimated annual forfeiture rate used for the quarter ended January 27, 2012 for restricted share awards was 1.5%, for employee stock option awards was 5.9% and for officer stock option awards was 0.6%. Compensation expense for stock-based grants for the thirty-nine weeks ended January 27, 2012 was $8.4 million.

Our performance-based restricted stock and phantom share grant compensation is based on the fair market value of the grant and on management estimates of the probability of achieving performance objectives. These estimates require a high degree of management judgment. Compensation may change significantly if, upon review, performance expectations change due to changing business conditions. We estimated total compensation cost for our performance-based restricted stock grants, including the phantom shares, over the life of the grants, to be $10.3 million. If all performance objectives are ultimately achieved, compensation cost over the life of the performance-based grants would increase by $1.9 million.

Index

Income taxes

Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when we believe that certain tax positions are likely to be challenged and we may not prevail. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities and reevaluate the technical merits of our tax positions. Our reserve for uncertain tax positions is subject to a high degree of estimation and management judgment. Although we believe that we have adequate reserves in the amount of $6.3 million as of January 27, 2012, positions taken by taxing authorities could have a material impact on our effective tax rate in future periods. We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Tax regulations require certain items to be included in the tax return at different times or at different amounts than required to be recorded in the consolidated financial statements. As a result, tax expense reflected in our consolidated financial statements is different than that reported on our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of earnings. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return but has not yet been recognized as an expense in our consolidated statements of earnings. We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. At January 27, 2012, the valuation allowance recorded against our deferred tax asset arising from foreign net operating losses was $13.0 million. Our foreign net operating losses are not expected to be realized and consequently the associated valuation allowance has been created. Our expectations are based on projecting future taxable income which depend on our judgments of the trend and nature of our sales and operating expenses, including an evaluation of the potential effects of new markets, changing technology, patent protection, governmental reimbursement trends and regulatory trends, competition, healthcare reforms, overall economic conditions and the implementation of prudent and feasible tax planning strategies, if any.

Our estimated effective tax rate for the fiscal year ending April 27, 2012 is 40%, which is primarily due to our federal income tax rate of 35%, plus state and foreign income taxes. We expect our effective tax rate to fluctuate through the rest of fiscal year 2012 and fiscal year 2013, due primarily to the potential impact of expected tax benefit “shortfalls,” which are driven by the fair value of the option or restricted stock, the strike price of the option, the market price on the exercise date, the number of shares transacted and the number of shares expired or cancelled. Therefore, future shortfalls and our effective tax rate may vary significantly.

Derivatives

We can be exposed to certain foreign currency risks relating to our ongoing business operations. During the quarter ended January 27, 2012, we entered into a €11.5 million foreign currency forward derivative contract with a major international bank. We enter into foreign currency forward contracts to partially limit our exposure to foreign currency exchange gains and losses generated by certain of our foreign currency denominated assets and there can be no assurance that our derivative policy will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates. Due to the settlement of our primary foreign currency position during the quarter ended January 27, 2012, we do not expect to enter into a new foreign currency forward contract for our quarter ending April 27, 2012.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	January 27, 2012	January 28, 2011	% Change
Net Product Sales by Geographic Area:
U.S.	$45,424	$39,655	14.5%
International	8,739	7,053	23.9%
Total net product sales	$54,163	$46,708	16.0%

Unit Sales by Geographic Area:
U.S.	2,118	1,925	10.0%
International	708	604	17.2%
Total unit sales	2,826	2,529	11.7%

Licensing Revenue	$373	$373	(0.0%)

	For the Thirty-nine Weeks Ended
	January 27, 2012	January 28, 2011	% Change
Net Product Sales by Geographic Area:
U.S.	$133,456	$117,544	13.5%
International	26,317	20,668	27.3%
Total net product sales	$159,773	$138,212	15.6%

Unit Sales by Geographic Area:
U.S.	6,261	5,824	7.5%
International	2,149	1,873	14.7%
Total unit sales	8,410	7,697	9.3%

Licensing Revenue	$1,120	$1,130	(0.9%)

U.S. net product sales for the thirteen weeks ended January 27, 2012 increased by $5.8 million, or 14.5%, as compared to the thirteen weeks ended January 28, 2011, due to a sales volume increase of 10.0% and increased average selling prices of 4.5%. The average selling price increased due to continued higher market penetration of our Demipulse® generators, the limited commercial release of our AspireHC generator and price increases in January of 2011 and January 2012.

International net product sales for the thirteen weeks ended January 27, 2012 increased by $1.7 million, or 23.9%, as compared to the thirteen weeks ended January 28, 2011, due to an increased sales volume of 17.2% and an increase in average selling prices of 6.7%. The average selling prices increased due to reduced product discounting and a higher proportion of direct sales as opposed to sales to distributors.

U.S. net product sales for the thirty-nine weeks ended January 27, 2012 increased by $15.9 million, or 13.5%, as compared to the thirty-nine weeks ended January 28, 2011, due to a sales volume increase of 7.5% and increased average selling prices of 6.0%. The average selling price increased due to continued higher market penetration of our Demipulse generators and price increases in January 2011 and January 2012.

Index

International net product sales for the thirty-nine weeks ended January 27, 2012 increased by $5.6 million, or 27.3%, as compared to the thirty-nine weeks ended January 28, 2011, due to an increased sales volume of 14.7% and an increase in average selling prices of 12.6%. The average selling prices increased due to less product discounting, a higher proportion of direct sales as opposed to sales to distributors and a favorable foreign currency impact of 4.6% or $1.0 million. On a constant currency basis, international sales increased by 22.7%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Cost of sales	7.5%	12.3%	9.4%	12.1%
Selling, general and administrative	45.7%	46.9%	47.6%	46.9%
Research and development	16.7%	15.9%	16.3%	15.1%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales as a percent of net sales for the thirteen weeks ended January 27, 2012 decreased by 4.8 percentage points to 7.5% when compared to the thirteen weeks ended January 28, 2011.  This decrease was primarily the result of the discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011 and savings realized with the purchase of our headquarters building. We paid no royalty fees pursuant to the epilepsy patent during the thirteen weeks ended January 27, 2012, whereas we paid $1.4 million in royalty fees during the thirteen weeks ended January 28, 2011. We do not expect to incur any further royalty expense in cost of sales during the fiscal year 2012.

We are evaluating the impact of section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act, which proposes a 2.3% excise tax on medical devices sold domestically.  We expect that the full year impact of the tax in our fiscal year 2014 will be in excess of $5.0 million and there is no assurance that we will be able to increase prices or reduce expenses sufficiently to offset this tax. We anticipate that this tax will negatively impact our costs of sales beginning in January 2013.

Our cost of sales as a percent of net sales for the thirty-nine weeks ended January 27, 2012 decreased by 2.7 percentage points to 9.4% when compared to the thirty-nine weeks ended January 28, 2011.  This decrease was primarily the result of the discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011, partially offset by the increase in cost of sales resulting from our product withdrawal decision related to our AspireHC generator. We paid royalty fees of $1.2 million and $4.1 million during the thirty-nine weeks ended January 27, 2012 and January 28, 2011, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks ended January 27, 2012, as a percentage of net sales, decreased by 1.2 percentage points to 45.7%, as compared to the thirteen weeks ended January 28, 2011. This decrease was primarily the result of cost savings generated from the purchase of our headquarters building and decreased U.S. sales and marketing expense due to higher efficiencies, partially offset by increased stock-based compensation.

SG&A expenses for the thirty-nine weeks ended January 27, 2012, as a percentage of net sales, increased by 0.7 percentage points to 47.6%, as compared to the thirty-nine weeks ended January 28, 2011. This increase was primarily the result of increased stock-based compensation and increased international expenses partially offset by decreased U.S. sales and marketing expenses and cost savings realized from the purchase of our headquarters building. U.S. sales and marketing expenses benefited from improved efficiencies, while international expenses increased primarily due to the effects of an unfavorable foreign currency translation impact and higher staffing levels in Europe.

Index

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended January 27, 2012 increased, as a percentage of net sales, by 0.8 percentage points to 16.7%, as compared to the thirteen weeks ended January 28, 2011. R&D expenses for the thirty-nine weeks ended January 27, 2012 increased, as a percentage of net sales, by 1.2 percentage points to 16.3%, as compared to the thirty-nine weeks ended January 28, 2011. These increases were primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy, pre-clinical development efforts with respect to VNS treatment of chronic heart failure and a $0.5 million impairment of intellectual property rights that we considered had a remote chance of usefulness in our epilepsy product development plans.

Interest Income

Our interest income consists primarily of interest accrued on our investment in the convertible debt security of NeuroVista Corporation and interest income generated from our cash and cash equivalents. Interest income of approximately $244,000 for the thirty-nine weeks ended January 27, 2012 includes $224,000 of accrued interest on the NeuroVista convertible debt. Interest income of approximately $179,000 for the thirty-nine weeks ended January 28, 2011, included nearly $135,000 of accrued interest on the NeuroVista convertible debt.

Interest Expense

Interest expense is primarily due to the Senior Subordinated Convertible Notes (the “Convertible Notes”) we issued in September 2005 for $125.0 million at the rate of 3% per year on the principal amount. See “Note 9. Convertible Notes” in the Notes to Consolidated Financial Statements for a further description of the Convertible Notes. Interest expense of $250,000 for the thirty-nine weeks ended January 27, 2012 decreased by $49,000 as compared to the thirty-nine weeks ended January 28, 2011 primarily due to the Convertible Notes which were tendered to us in accordance with the Supplemental Indenture in the quarter ended January 27, 2012. Based on our current and anticipated debt level we expect interest expense going forward to be minimal.

Other Income (Expense), Net

Other expense, net, of $266,000 for the thirteen weeks ended January 27, 2012 consisted of net foreign currency transaction losses in the U.S. resulting from the U.S. dollar gaining strength against the euro, partially offset by our foreign currency derivative gains and foreign currency gains in our European operations.

Other expense, net, of $478,000 for the thirty-nine weeks ended January 27, 2012 consisted of net foreign currency transaction losses primarily due to foreign currency losses in the U.S., which resulted from U.S. dollar gains against the euro, partially offset by gains in our foreign currency derivative positions and gains in our foreign currency transactions in Europe.

Due to the settlement of our euro-based receivables with, and simultaneous investment in, our subsidiary, Cyberonics, BVBA, during the quarter ended January 27, 2012, we do not expect to enter into a foreign currency forward contract during our quarter ending April 27, 2012.

Income Taxes

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits, shortfalls and other permanent differences.  Due primarily to the potential impact of shortfalls, the effective tax rate may vary significantly.  Our effective tax rate for the thirteen and thirty-nine weeks ended January 27, 2012 was 41.1% and 40.2% respectively, as compared to 38% and -10% for the same periods in the prior year.  The tax benefit in the prior period was primarily due to the release of a valuation allowance and other permanent differences.

Index

Product Retrieval

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician. While we believe that the generators did not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V. for the approval of the improved AspireHC generator. As of January 27, 2012, we have recognized expense of $833,000, net of tax, related to the product withdrawal. In December 2011, the FDA approved our re-designed AspireHC generator and we resumed our limited commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe. The E-36 AspireSR generator clinical trial was suspended in August 2011, and we are currently re-submitting the appropriate applications to re-start this trial. We expect that trial enrollment will recommence by approximately the end of our fiscal year, April 27, 2012 or shortly thereafter.

Liquidity and Capital Resources

Cash

Cash decreased by approximately $11.2 million to $78.1 million during the thirty-nine weeks ended January 27, 2012. This decrease was primarily due to our operating cash flow of $52.7 million utilized in the repurchase of treasury stock of $38.8 million, investments of $21.1 million, including the purchase of our headquarters building for $11.7 million and the retirement of $7.0 million principal value of our Convertible Notes tendered to us under the Supplemental Indenture. Cash increased by $26.0 million to $85.3 million during the thirty-nine weeks ended January 28, 2011, due primarily to cash provided by operations of $37.1 million and proceeds from the exercise of stock options of $14.4 million, offset by our investments of $10.0 million and the repurchase of our Convertible Notes and treasury stock acquisitions for $15.1 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 27, 2012 and January 28, 2011 was as follows (in thousands):

	Thirty-Nine Weeks Ended
	January 27, 2012	January 28, 2011	Change
Operating activities	$52,736	$37,097	$15,639
Investing activities	(21,086)	(10,039)	(11,047)
Financing activities	(43,818)	(708)	(43,110)
Effect of exchange rate changes on cash and cash equivalents	991	(306)	1,297
Net increase (decrease) in cash and cash equivalents	$(11,177)	$26,044	$(37,221)

Index

Operating Activities

Cash provided by operating activities during the thirty-nine weeks ended January 27, 2012 was $52.7 million and was primarily due to operating income of $43.0 million, which included non-cash items of $12.7 million, decreased operating assets of $1.7 million, partially offset by decreased  operating liabilities of $2.8 million. Accounts receivable decreased $1.1 million primarily due to effective collection efforts and quality of accounts. Inventories decreased by $1.1 million primarily due to the effects of the product retrieval and discontinued product. Accounts payable and accrued liabilities decreased by $2.8 million primarily due to the reduction of our royalty accruals after the July 2011 expiration of our license agreement with Dr. Zabara and the reduction of compensation accruals due to timing of payments.

Cash provided by operating activities during the thirty-nine weeks ended January 28, 2011 was $37.1 million which was primarily due to operating income of $36.2 million. Operating income increased due to non-cash items of $5.2 million partially offset by decreased operating liabilities of $3.5 million. This increase was partially offset by decreased current liabilities of $3.5 million. Operating assets decreased primarily because accounts receivable fell by $2.5 million partially offset by increased inventory of $1.5 million. Accounts receivable fell due to strong collection efforts in Europe and the U.S. Inventories increased primarily due to higher stocking levels required by new products, increased safety stock levels and increasing sales. Current liabilities decreased by $3.5 million primarily due to payment of accrued annual bonuses, commissions and sales awards.

Investing Activities

Cash used in investing activities during the thirty-nine weeks ended January 27, 2012 was $21.1 million, which was primarily due to the acquisition of our headquarters land and building of $11.7 million, purchases of property and equipment of $4.9 million and the $4.0 million acquisition of a minority equity interest in a privately-held company focused on the development of a neurostimulation device for the treatment of obstructive sleep apnea. The property and equipment expenditures were primarily for infrastructure development, including the build-out of our leased Austin, Texas off-site facility. We expect to expend approximately $6 million for infrastructure development during fiscal year 2012.

Cash used in investing activities during the thirty-nine weeks ended January 28, 2011 was $10.0 million and was primarily due to our $5.0 million investment in convertible debt security of a privately-held company that is focused on an implantable device that is expected to inform patients when seizures are likely to occur, as well as alert caregivers when seizures do occur. Additionally, we invested $3.2 million in intellectual property focused on predicting seizure-free periods and external charging technology. Furthermore, we invested $2.8 million in property, plant and equipment for our manufacturing, administration and research and development infrastructure, including the build-out of our Austin, Texas facility.

Financing Activities

Cash used in financing activities during the thirty-nine weeks ended January 27, 2012 was $43.8 million due to the purchases of treasury stock of $38.8 million and the $7.0 million principal value of our Convertible Notes that were tendered to us under the Supplemental Indenture, partially offset by proceeds from the exercise of compensatory stock options of $2.0 million. Our Board of Directors authorizes purchases of our common stock on the open market. On June 7, 2011, the Board authorized the purchase of 1,000,000 treasury shares, which was fulfilled in early November 2011. The Board authorized an additional 1,000,000 shares on November 15, 2011, of which 145,000 shares were purchased prior to the quarter ended January 27, 2012. The volume of treasury stock purchased and the timing of such purchases depend on market conditions and other factors. Employee settlements of compensatory stock options also depend on market conditions and other factors. With the retirement of our Convertible Notes on December 27, 2011, all but $4,000 of the Convertible Notes have been tendered.

Index

Debt Instruments and Related Covenants

Convertible Notes

We were tendered $7,044,000 of our Convertible Notes, on December 27, 2011, in accordance with the Supplemental Indenture. The balance of our Convertible Notes as of January 27, 2012 and January 28, 2011 was $4,000 and $7,048,000, respectively.

Contractual Obligations

A summary of contractual obligations as of January 27, 2012 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$933,565	$953,585	$472,852	$346,165	$2,706,167
Inventory purchases (2)	1,500,800	—	—	—	1,500,800
Other (3)	3,041,278	2,014,169	880,000	—	5,935,447
Total (4)	$5,475,643	$2,967,754	$1,352,852	$346,165	$10,142,414

(1)
Reflects operating lease obligations related to facilities, office equipment and automobiles. In the quarter ended October 28, 2011, our headquarters building lease agreement was terminated upon our purchase of the building. The lease obligations above relate primarily to our Austin, Texas facility and our foreign operations.

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

(4)	The table above does not reflect the uncertain tax benefit reserves of $6.3 million due to our inability to make a reasonably reliable estimate of the timing of any payments.

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities for the next twelve months. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” previously.

Impact of New Accounting Pronouncements

See “Note 17. New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not hedge interest rate exposure. The effect on net income for the thirty-nine weeks ended January 27, 2012 of a 100-basis point increase in short-term interest rates would have been favorable by approximately $627,000, or 2.5%. Conversely, any decrease in short-term interest rates would not have a material impact on our consolidated results of income for the thirty-nine weeks ended January 27, 2012.

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

Based on our exposure to foreign currency exchange rate risk, a sensitivity analysis, without consideration of our use of offsetting derivative contracts, indicates that if the U.S. dollar uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the thirty-nine weeks ended January 27, 2012 would have been unfavorable by approximately $345,000, or 1.4%. Conversely, if the U.S. dollar uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income for the thirty-nine weeks ended January 27, 2012 would have been favorable by approximately $359,000, or 1.4%.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 27, 2012.

Changes in Internal Control over Financial Reporting

We implemented a new equity compensation tracking system during the thirteen weeks ended January 27, 2012.  There have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the thirteen weeks ended January 27, 2012.

Index
PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings, if any, are discussed in “Note 16. Commitments and Contingencies - Litigation” in the Notes to Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 16, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows.

ITEM 1A.  RISK FACTORS

Our business faces many risks. Any of the risks referenced below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business and consolidated financial position or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2011 Form 10-K.  Other than described below, there has been no material change in the risk factors set forth in our 2011 Form 10-K.

Stopping shipment of, and the withdrawal of, our AspireHC™ and AspireSR™ generators may result in substantial liabilities in the future.

On August 15, 2011, we announced that we were stopping shipment and were withdrawing field inventory of our AspireHC and AspireSR generators, Models 105 and 106, respectively.  We discovered that the stimulation output current delivered by the generators to a patient’s nerve could be less than the output current programmed by a physician.  We identified the cause of the problem, implemented and tested the solution, and submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V. for the re-design of the AspireHC generator. In December 2011, the FDA approved our re-designed AspireHC generator and we resumed our limited commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe. This product withdrawal could result in demands by patients that the withdrawn generators be explanted or in claims by patients, caregivers, physicians or insurers for damages allegedly suffered as a consequence of the withdrawn generators, any of which could subject us to substantial additional expenses or losses and could have an adverse material impact on our business and consolidated financial statements.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
October 29 – December 2, 2011	33,000	$29.5022	33,000	1,000,000
December 3 – December 30, 2011	55,000	$33.0311	55,000	945,000
December 31 – January 27, 2012	94,841	$33.0599	90,000	855,000
Total	182,841	$32.3914	178,000	855,000

(1)	Shares are purchased at market price.
(2)
On June 7, 2011, the Board of Directors authorized a program to repurchase up to 1.0 million shares. We repurchased 967,000 shares as of October 28, 2011. During the quarter ended January 27, 2012, we repurchased the remaining 33,000 authorized shares. On November 15, 2011, the Board of Directors authorized the repurchase of an additional 1.0 million shares, of which 145,000 were purchased during the quarter ended January 27, 2012.

ITEM 5.  OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 24, 2012, James A. Reinstein resigned as Senior Vice President & Chief Commercial Officer.  As previously disclosed in a Current Report on Form 8-K filed on October 11, 2011, Mr. Reinstein announced his resignation effective at the end of our fiscal year, April 27, 2012.  In connection with Mr. Reinstein’s resignation, we entered into a Resignation Agreement, dated February 24, 2012, with Mr. Reinstein (the “Resignation Agreement”).  The Resignation Agreement provides that Mr. Reinstein will be eligible to receive a prorated portion of his target annual incentive compensation for fiscal year 2012 in an amount to be determined by the Compensation Committee of our Board of Directors following the end of our fiscal year. The Resignation Agreement also provides for termination, effective immediately, of the following extant equity award agreements and forfeiture of the unvested equity awarded thereunder:

—	Restricted Stock Agreement, dated June 8, 2009 (12,744 unvested shares);
—	Restricted Stock Agreement, dated June 15, 2010 (8,220 unvested shares);
—	Restricted Stock Agreement, dated June 15, 2011 (9,295 unvested shares);
—	Restricted Stock Agreement, dated June 15, 2011 (13,000 unvested performance shares);
—	Restricted Stock Agreement, dated June 15, 2011 (13,000 unvested performance shares);
—	Restricted Stock Agreement, dated June 15, 2011 (13,000 unvested performance shares);
—	Stock Option Agreement, dated June 8, 2009 (12,744 unvested shares);
—	Stock Option Agreement, dated June 15, 2010 (12,330 unvested shares); and
—	Stock Option Agreement, dated June 15, 2011 (18,590 unvested shares).

A copy of the Resignation Agreement is filed as Exhibit 10.3 hereto and incorporated herein by reference.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2012 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 15, 2011	000-19806	10.84
10.2†	First Amendment to the Employment Agreement between Cyberonics, Inc. and Mr. Moore effective July 25, 2011	Cyberonics, Inc. Current Report on Form 8-K filed on July 27, 2011	000-19806	10.3
10.3*†	Resignation Agreement effective February 24, 2012 between Cyberonics, Inc. and James A. Reinstein
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 24, 2012

/s/ GREGORY H. BROWNE
Gregory H. Browne
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index
INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1†	Fiscal 2012 Executive Bonus Program	Cyberonics, Inc. Current Report on Form 8-K filed on June 15, 2011	000-19806	10.84
10.2†	First Amendment to the Employment Agreement between Cyberonics, Inc. and Mr. Moore effective July 25, 2011	Cyberonics, Inc. Current Report on Form 8-K filed on July 27, 2011	000-19806	10.3
10.3*†	Resignation Agreement effective February 24, 2012 between Cyberonics, Inc. and James A. Reinstein
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002