Form 10-K
period 2012-04-27
CYBERONICS INC
filed 2012-06-15
CIK 864683

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 28, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $484.3 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 11, 2012, 27,393,584 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of April 27, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe BVBA).
_______________

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks, uncertainties (some of which are beyond our control) and assumptions. They are subject to change, based upon various factors, including but not limited to the risks and uncertainties described in (a) Part I, Item 1A.  “Risk Factors” and elsewhere in this Form 10-K; (b) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”); and (c) other announcements we make from time to time.

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

PART I
Item 1.  Business

General

We are a medical device company incorporated in the state of Delaware in 1987 and engaged in the design, development, sales and marketing of implantable medical devices that provide a unique neuromodulation therapy, vagus nerve stimulation therapy (VNS Therapy®), for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”) and other device solutions for the management of epilepsy.

Our proprietary VNS Therapy System includes the following:

—	An implantable pulse generator to provide stimulation to the vagus nerve;
—	A lead that connects the generator to the vagus nerve;
—	Equipment to assist with the implant procedure;
—	Equipment to assist the treating physician with setting the stimulation parameters for each patient;
—	Instruction manuals; and
—	Magnets to temporarily suspend or induce stimulation manually.

The VNS Therapy pulse generator and lead are surgically implanted into patients generally during an outpatient procedure. The battery contained in the generator has a finite life, which varies according to the model as well as the stimulation parameters for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator, which may be done with or without replacing the original lead.

The U.S. Food and Drug Administration (“FDA”) approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age for reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, Russia, South America, Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations. In July 2005, the FDA approved our VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved our VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions.

In addition to maintaining regulatory approval, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of drug-resistant epilepsy. The Centers for Medicare and Medicaid Services (“CMS”), which we estimate pays for approximately 25% of the VNS Therapy System implants, issues an annual update to the reimbursement amounts received by our customers.

In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage with respect to reimbursement of VNS Therapy for patients with TRD, significantly limiting access to the therapeutic option for many patients.  As a result, we are not currently engaged in active commercial efforts with respect to depression. Over the last five years, however, new clinical evidence, including the completion of a post-approval dosing study (D-21) and updated treatment guidelines published by the American Psychiatric Association that included VNS Therapy for the appropriate patient population experiencing treatment-resistant depression, has continued to accumulate. As a result of this new evidence, we re-engaged in discussions with CMS regarding coverage for TRD. These discussions continue, and we expect to submit a formal request for reconsideration of the national determination of non-coverage and request coverage for VNS Therapy for TRD for a sub-population of Medicare beneficiaries that is estimated to represent approximately 0.2% of CMS’s patient population. The timing and outcome of this submission are uncertain.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac and brain-based seizure detection, rechargeable battery technology, wireless communication technology, and improved lead technology. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in pre-clinical research related to the use of VNS Therapy for the treatment of chronic heart failure.

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

We continuously evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 10. Commitments and Contingencies – License Agreements” in our consolidated financial statements for additional information.

Since inception, we have incurred substantial expenses, primarily for research and development activities, that include product and process development, manufacturing costs and systems infrastructure. We have also made significant investments in connection with sales and marketing activities in the U.S. and clinical research costs and related regulatory activities associated with the TRD indication. As of April 27, 2012, we had an accumulated deficit of approximately $81.3 million.

VNS Therapy Epilepsy Indication Overview

Epilepsy is a disorder of the brain characterized by recurrent seizures that are categorized as either partial or generalized at onset. Patients who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate antiepileptic therapies for a reasonable period of time are said to suffer from drug-resistant or refractory epilepsy. For reasons that are not clear, partial onset seizures are generally more resistant to existing therapies than generalized seizures. Epilepsy is the second most prevalent neurological disorder in the world. According to the U.S. Centers for Disease Control and the National Epilepsy Foundation, between 2.5 and 3.0 million individuals in the U.S. have some form of epilepsy, with between 150,000 and 200,000 new cases diagnosed each year. We estimate, based on a World Health Organization study on epilepsy, that there are in excess of 3.0 million individuals with epilepsy in Western Europe with over 150,000 new cases diagnosed each year; in Japan, these numbers are one million and 50,000, respectively.  In addition, it is estimated that approximately 50% of patients with epilepsy suffer from partial onset seizures, and over 30% of these patients continue to suffer from seizures in spite of treatment with antiepileptic drugs. There may be as many as five types of treatment available to persons with epilepsy: antiepileptic drug therapy, ketogenic diet, vagus nerve stimulation, resective brain surgery and deep brain stimulation (“DBS”) in some countries outside the US. Antiepileptic drugs serve as a first-line treatment and are prescribed for virtually all individuals being treated for epilepsy. When drug therapy is not effective, VNS Therapy may be considered.  Surgery may also be an option for some patients.

VNS Therapy for Epilepsy

In the U.S., the VNS Therapy System is indicated as an adjunctive treatment for patients 12 years old and older whose seizures are resistant to antiepileptic drugs.  In most markets outside the U.S., the indication also includes patients under 12 years old and generalized seizures. In the two randomized, parallel, double-blind, active-controlled studies that led to FDA approval of our epilepsy indication, the patients who received adjunctive VNS Therapy had a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data derived from an uncontrolled protocol on 440 patients in five studies showed that efficacy was maintained and, for many patients, improved over time during treatment with the VNS Therapy System. Analysis of the pooled data showed that the median percentage seizure reduction was 44% after 24 months of treatment and was sustained at that level at 36 months.  A study by physicians at New York University (“NYU”) published in 2011 involving 436 patients with refractory epilepsy treated with VNS Therapy reported that 63.7% of patients experienced at least a 50% reduction in seizure frequency. In a separate article, the NYU researchers followed a 65-patient cohort (a subset of the 436 patients) for a 10-year period.  Consistent with the previously published clinical studies of VNS Therapy, efficacy improved over time. At the last follow-up visit, 91% of the patients experienced at least a 50% reduction in seizure frequency. Our analysis of an internal database of patients who received an implant of VNS Therapy, including the first model of our generator (the Model 100), indicates that over 70% have chosen to continue with VNS Therapy when the generator battery is depleted.

In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild and are limited to the period of time in which stimulation is activated. The most frequently reported side effects during stimulation include voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing, most of which typically decrease over time. The VNS Therapy System has not been associated with  central nervous system side effects that can accompany antiepileptic drugs. To date, an estimated 72,000 patients worldwide have been treated with the VNS Therapy System for epilepsy.

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

Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we were required to conduct two clinical studies related to patients with TRD.

—
One post-approval study, the dosing study, was a randomized study assessing three different stimulation intensities. The 331-patient dosing study was completed in 2010, and we submitted the final study report to the FDA in August 2010. In April 2012, we received notification from the FDA that we have fulfilled all study requirements related to the dosing study.

—
The other post-approval study, the TRD Registry, is a longitudinal study intended to follow patients with TRD in two treatment groups - one group receiving adjunctive VNS Therapy and the other group receiving treatment-as-usual. We submit annual reports on this study to the FDA, and the 72-month report was submitted and reviewed in 2011. We expect the TRD registry to be completed in calendar year 2015.

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

The VNS Therapy System consists of a pulse generator, a bipolar lead, a programming wand and software and a tunneling tool. The pulse generator and bipolar lead are surgically implanted in a procedure that typically takes from 60 to 90 minutes and is performed in an out-patient setting, during which time the patient is typically under general anesthesia, however, regional or rarely, local anesthesia may also be used. The pulse generator is surgically implanted in a subcutaneous pocket in the upper left chest area. The bipolar lead is connected to the pulse generator and tunneled under the skin to the vagus nerve in the lower left side of the patient’s neck.

The implanted pulse generator delivers an electrical signal to the lead attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism-of-action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in suppressing the intensity or frequency of seizures and results in persistent or cumulative antiepileptic effects. The mechanism-of-action research associated with our depression studies has shown stimulation of the left vagus nerve results in modulation of areas of the brain thought to be important in the regulation of mood.

The VNS Therapy System delivers stimulation by means of electrical pulses on a chronic, intermittent basis. The initial stimulation parameters recommended in the labeling is a 30-second period of stimulation, referred to as ON time, followed by a five-minute period without stimulation, referred to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and the stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a handheld computer using our programming wand and software. In addition, patients with epilepsy can use a small, handheld magnet provided with the VNS Therapy System to activate or deactivate stimulation manually. On-demand therapy can be activated by those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide control of stimulation by allowing the patient to temporarily discontinue stimulation, if desired.

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the bipolar lead to deliver mild electrical pulses to the vagus nerve. The pulse generator is a battery-powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure. The Model 102 (Pulse™), Model 102R (Pulse Duo ™), Model 103 (Demipulse™), Model 104 (Demipulse Duo™) and Model 105 (AspireHC), are the VNS Therapy pulse generators we currently offer and are similar in design and manufacture to a cardiac pacemaker. The generators are comprised of a printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is closed and sealed by a laser weld. A header to which the bipolar lead connects is added, and each unit is subject to final release testing prior to being sterilized and packaged.

Bipolar Lead.  The bipolar lead conducts the electrical signal from the pulse generator to the vagus nerve. The lead incorporates electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve. The lead’s two electrodes and anchor tether wrap around the vagus nerve, and the connector end is tunneled subcutaneously to the upper chest area, where it attaches to the pulse generator. We currently offer three lead models in the U.S., each with differences in flexibility. The leads are available in two inner spiral diameter sizes to ensure optimal electrode placement on different-sized nerves.

Programming Wand and Software.  Our programming wand and proprietary software are used to interrogate the implanted pulse generator and to transmit programming information from a handheld computer to the pulse generator via an inductive coupling. Programming capabilities include modification of the pulse generator’s programmable parameters (pulse width, amplitude and frequency and stimulation ON and OFF intervals) and storage and retrieval of telemetry data.

Tunneling Tool.  The tunneling tool is a single use, sterile, disposable surgical tool designed to be used during surgical placement of the bipolar lead. The tool is used for subcutaneous tunneling of the lead between the nerve site in the neck and the pulse generator site in the upper chest area.

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

We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, bipolar lead and programming software. In connection with the introduction of new and improved products, we will be required to file for the appropriate U.S. and international regulatory approvals, and some projects may require clinical trials.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing cardiac and brain-based seizure detection stimulation paradigms, rechargeable battery technology, wireless communication technology and improved lead technology. We also continue to fund and develop a device solution for epilepsy management, the ProGuardian™ event monitoring system, capable of seizure monitoring, logging and notification using external heart monitoring and movement-related sensor advancements. In addition, we are investing in pre-clinical research related to the use of VNS Therapy for the treatment of chronic heart failure. These efforts are in varying stages of development, will require significant funding to complete, and may not be successful. Even if successful, additional clinical trials may be needed to commercialize any or all of these products, and we are not yet able to determine when any such products will be ready for market launch.

In February 2011, we announced FDA approval of our fifth generation generator, the AspireHC generator.  We believe this approval provides an important platform for future new product introductions, including the AspireSR™, which is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy.

In August 2011, we announced that we discovered a hardware-related design issue with the AspireHC Model 105 and AspireSR (Seizure Response) Model 106 generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve could be less than the output current programmed by a physician. While we believed that the generators did not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and the European notified body, DEKRA, for approval of the improved AspireHC generator.

In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed our limited commercial release of the generator in the U.S. With CE Mark approval from DEKRA in November 2011, we are planning to resume limited commercial release in Europe.

In April 2011, we commenced a European clinical trial (E-36) to support regulatory approval in Europe of our AspireSR generator with the first human implant. The AspireSR generator is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. We suspended this trial in August 2011, however, we re-submitted the appropriate applications,  received approval to re-start the trial and are currently screening patients.

Manufacturing and Sources of Components and Raw Materials

We manufacture our products at our manufacturing facility located in our corporate headquarters in Houston, Texas, with the exception of the handheld computer, which is a purchased component. We purchase the components and raw materials used in manufacturing these products from various suppliers.  For reasons of quality, product availability and expense control, certain components and raw materials are purchased from sole-source suppliers. We work closely with our suppliers, including our sole-source suppliers, to ensure continuity of supply and quality. Due to the FDA’s rigorous quality requirements regarding the manufacture of medical devices, including the VNS Therapy System, we may not be able to change suppliers or to identify alternate suppliers quickly or easily. Although component or raw material supply has not historically been an issue, any reduction or interruption in supply could adversely impact our business.

We are currently negotiating terms for the construction of a second manufacturing facility to be located in Costa Rica. We intend for this facility to manufacture product for our international markets and to be completed in fiscal year 2014 and operational in fiscal year 2015.

Our manufacturing operations are required to comply with the FDA’s Quality System Regulation (“QSR”).  The QSR implements section 520 of the Federal Food, Drug and Cosmetic Act (“FDCA”), which requires manufacturers to have a quality system for the design and production of medical devices. The QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized DEKRA to act as our notified body to ensure that our products and quality systems comply with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC, which relates to active implantable medical devices, and with the requirements of the Canadian medical devices regulations.

Marketing and Sales

U.S.

We market and sell our products for drug-resistant epilepsy through direct sales and marketing teams. We are not actively marketing our product for TRD due to limited access to medical insurance coverage by patients with TRD.

In the U.S., our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among epileptologists and neurologists who treat refractory epilepsy, implanting surgeons, ancillary healthcare professionals, third-party payers, hospitals and patients and their families. Our efforts focus on comprehensive epilepsy treatment centers and community-based practices engaged on the treatment of epilepsy.

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

International

We are approved to market our products in more than 72 countries. We market and sell our products in these countries through a combination of a direct sales force in certain European countries and independent distributors elsewhere.  Our objectives include increasing sales in existing markets and expanding the number of countries where VNS Therapy is available to patients. We are not currently marketing our products internationally for the treatment of TRD.

The VNS Therapy System is currently marketed and sold in every major European market.  The majority of sales are driven by a direct sales force.  In some European countries, we establish distribution agreements with independent distributors to better suit the needs of our customers.  We also have distribution agreements with independent distributors covering a number of other territories outside of Europe, including Canada, Mexico, Australia, parts of Central and South America, the Middle East, China, Japan, and other parts of Asia. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a specified period of time, typically one to three years.  Under the terms of the agreement and local law, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for the relevant territory and agrees to certain minimum marketing and sales expenditures and purchase commitments. Our pricing to distributors is generally fixed under the terms of the distribution agreements, but may change at our election with as little as 30 days prior notice under most agreements. The average sales price in each country is based on local market conditions and primarily dictated by public and private reimbursement.  Typically, the sales price in international markets is lower than in the U.S.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA under the FDCA and, in some instances, state authorities and foreign governments.

United States FDA Regulation

Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval (“PMA”) application.

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

When clinical trials of a medical device are required in order to obtain FDA approval, the sponsor of the trial is required to file an investigational device exemption (“IDE”) application before commencing clinical trials. The IDE application must be supported by data, which typically includes the results of extensive bench testing, animal testing, and formal lab testing, all of which must be conducted in accordance with good laboratory practices, appropriate design controls and scientific justification. The FDA reviews and must approve an IDE before a study may begin in the U.S. In addition, the study must be approved by an Institutional Review Board charged with protecting study subjects for each clinical site. When all approvals are obtained, the study may begin. The FDA will approve a PMA application only if reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA inspects the manufacturer’s facilities for compliance with its QSR. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for FDA approval prior to implementation of the changes.

The VNS Therapy System was introduced into the market using the PMA procedure.  The FDA clearance and approval processes for a medical device are lengthy and expensive, and the outcomes are uncertain. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any new or improved product on a timely basis or at all.

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

Recently, the FDA has placed an increased emphasis on enforcement of the QSR and other post-market regulatory requirements. We continue to expend resources to maintain compliance with our obligations under the FDA’s regulations.

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

There can be no assurance that new laws or regulations regarding the release or sale of medical devices will not delay or prevent the sale of our current or future products. We continually monitor international regulatory developments to mitigate against any such delays.

Certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S.  Specifically, we have authorized DEKRA to act as our notified body to ensure that our products and quality systems comply with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC, which relates to active implantable medical devices and the Canadian medical devices regulations.

Third-Party Reimbursement in the U.S. Market

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from the shipment date. Our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the VNS Therapy System, the associated implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. CMS, which we estimate covers and reimburses for approximately 25% of the VNS Therapy implants, issues an annual update to the reimbursement amounts to be received by our customers. The reimbursement rates vary depending on geographic area. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We employ case managers, available through our reimbursement hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis or policy level.

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. However, CMS made significant changes to the amounts that are reimbursed to hospitals for the generator and the lead for calendar year 2011. Effective for calendar year 2011, CMS announced a final rate for reimbursement of the generator portion of the VNS Therapy System for hospitals.  The rate represented an increase of approximately 6% over the rate in calendar year 2010. Further, for calendar year 2011, CMS introduced a new reimbursement code and an "interim final" rate paid to hospitals for implantation of both the generator and the lead portions of the VNS Therapy System. The new combined generator and lead reimbursement code rate was approximately 7% less overall when compared to separate rates used in calendar year 2010. Further, CMS approved decreases in physician reimbursement for implantation of both the generator and the lead. In November 2011, CMS announced calendar year 2012 final rates, which increased by 6.4% for full systems and increased by 3.0% for generator-only replacements.

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law, however portions of the law focus on Medicare provisions aimed at improving quality and decreasing costs. The Medicare provisions that will affect reimbursement such as value-based payment programs, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. Many of these changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

Coverage for VNS Therapy in depression has been extremely difficult to obtain, and we have elected to discontinue active commercial efforts for depression until more favorable coverage is available. Based on the results of the post-market dosing study, we initiated discussions with CMS, with the objective of seeking coverage and reimbursement in depression, although there can be no assurance that these objectives will be met.

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

Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so we are engaged in vigilant and ongoing work to obtain or ensure continued access and acceptable reimbursement for patients covered by Medicaid programs. Recent financial problems at various state Medicaid programs have limited payments for VNS Therapy from time to time, and these problems may continue.

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, we estimate that private payers account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or have adopted the national CMS coverage policy for use of VNS Therapy in epilepsy. Private payers in several states have recently adopted less restrictive guidelines as to which patients would be eligible for VNS Therapy, particularly patients with all seizure types, including generalized seizures.

As of the end of the fiscal year 2012, coverage for VNS Therapy for depression is still very limited. Most plans either have no policy or have a non-coverage policy with respect to coverage for depression.

Payment rates vary among third-party plans based on contracts and payment methods of specific providers. Audits of providers have revealed that the average reimbursement rates for VNS Therapy-related procedures are generally acceptable to the providers.

In deciding to cover a new product or therapy, private payers base their initial coverage decision on several factors, including, but not limited to:

—	the status of the FDA’s review of the product;
—	CMS’s national coverage determinations, as well as local coverage determinations by Medicare contractors;
—	BlueCross BlueShield Technology Evaluation Center recommendations;
—	other technology assessments, including but not limited to those provided by Hayes, Inc., the ECRI Institute and the California Technology Assessment Forum;
—	the product’s safety and efficacy;
—	the number of clinical studies performed and peer-reviewed articles published with respect to the product; and
—	comparative effectiveness relative to other therapies.

Payment for VNS Therapy Outside the U.S.

Payment by customers for VNS Therapy Systems outside the U.S. varies on a country-by-country basis and depends on the method of product distribution chosen by the company for that country. In certain countries governments are involved in setting the final reimbursement rates, generally resulting in lower reimbursement rates than in the U.S. market. In fiscal year 2012, our international net product sales accounted for 16% of total net product sales, and the three largest individual country markets were the United Kingdom, France and Japan. In those countries, except Japan, we sell directly to hospitals, and the amount received may vary even within that country. In Japan, we sell through a distributorship. Total sales are also affected by national and local health budgets.

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

Competition

We believe that in the fields of refractory epilepsy and treatment-resistant depression, existing and future drug therapies are and will continue to be the primary competition for the VNS Therapy System. We expect to face competition from other medical device companies for the treatment of epilepsy and depression. Medtronic, Inc., for example, has completed a clinical study involving deep brain stimulation (“DBS”) for the treatment of refractory epilepsy and is engaged in an ongoing study of a DBS system for treatment-resistant depression. Medtronic has received approval from the FDA for its Activa Neurostimulator DBS device for the treatment of essential tremor, Parkinson’s Disease and severe obsessive compulsive disorder (HDE approval) and has submitted a PMA to the FDA for use of the Activa Neurostimulator using DBS for the treatment of refractory epilepsy.  In March 2010, an FDA advisory panel recommended approval of the Activa Neurostimulator for epilepsy; however, at this time the FDA has not yet issued an approval.  The device does have approval for marketing in the European countries governed by CE Mark approval, and Medtronic has begun commercial marketing in several European countries. A company based in Europe, Neurotech, SA, has obtained CE Mark approval for a device capable of vagus nerve stimulation, however the device is not yet marketed. Another company, CerebralRx Ltd. based in Israel, developed an implantable device capable of vagus nerve stimulation and has CE Mark approval. CerebralRx has initiated commercialization efforts in several European countries. St. Jude Medical, Inc. has announced the initiation of a clinical study for a DBS system for treatment-resistant depression, and NeuroPace, Inc. has completed a pivotal study and filed a PMA application to the FDA for its closed-loop responsive neurostimulation (RNS) device for the treatment of refractory epilepsy.  This device includes electrodes placed in various areas of the brain.

Several non-invasive neurostimulation technologies are emerging as well.  NeuroSigma Inc., based in the U.S., is focused on the development of non-invasive trigeminal nerve stimulation (eTNS) for the treatment of epilepsy and depression.  Results were recently announced from a 51-patient pilot study.  CerboMed GmbH, based in Erlangen, Germany, is focused on the development of transcutaneous vagus nerve stimulation (t-VNS).  CerboMed has received CE Mark approval for its device for the treatment of epilepsy and depression, and has initiated a clinical study in Germany.  At least one other device-based therapy has been approved by the FDA since October 2008 for depression. Repetitive transcranial magnetic stimulation (rTMS), developed and marketed by Neuronetics Inc., based in the U.S., consists of an externally-placed coil that delivers a pulsed magnetic field and is indicated for depression that has not responded to one adequate treatment trial.

Likewise, a well-established array of antidepressant drugs, typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive or treatment-resistant depression. For patients with certain types of severe depression or those at acute risk for suicide, ECT (electroconvulsive therapy) may be used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to patients with depression or be more readily accessible due to more favorable reimbursement and coverage by third-party payers.

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

As other forms of neurostimulation are investigated and developed for epilepsy or depression, these may emerge as competition for VNS Therapy. Other treatments, such as magnetic seizure therapy (MST), may compete for a similar place in the depression treatment market as they are developed. The FDA recently initiated a review of ECT for the purpose of evaluating its device classification status.  Although the FDA has not announced the outcome of its review, in time, manufacturers of ECT devices may be subjected to different regulatory requirements related to clinical data, labeling, and marketing.

Any of these neurostimulation techniques could prove to be more effective, more predictable, or more rapidly acting than VNS Therapy for epilepsy or depression.

Patents, Licenses and Proprietary Rights

As of early June 2012, we owned or licensed approximately 137 U.S. patents and 156 pending U.S. patent applications, in addition to foreign patents and applications corresponding to the foregoing US patents and applications.  These patents and patent applications cover various aspects of the VNS Therapy System and methods of treatment for a variety of disorders, including traumatic brain injury, cardiac disorders, hypertension, motility disorders, coma and chronic pain, through electrical stimulation of the vagus nerve or other neural tissue. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license approximately 30 patents issued by the European Patent Office or other international authorities and 116 patent applications pending in the European Patent Office or before other national or international authorities.

A license agreement with Jacob Zabara, Ph.D., dated March 15, 1988, provided us with exclusive rights under a number of U.S. patents and their international counterparts covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression and chronic pain. The patent covering vagus nerve stimulation for the treatment of neuropsychiatric disorders (including depression) expired May 3, 2011. The last of the U.S. patents covering vagus nerve stimulation for movement disorders expired July 16, 2011. Pursuant to the license agreement, we were obligated to pay Dr. Zabara a royalty equal to 3.0% of sales of generators and leads through July 16, 2011, after which our royalty obligation to Dr. Zabara ended. We do not have indication-specific patent coverage for vagus nerve stimulation for movement disorders or for neuropsychiatric disorders.

We cannot assure you that patents will be issued from any of the pending applications or if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

There has been substantial litigation regarding patent and other intellectual property (“IP”) rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business. We are  currently a plaintiff in a declaratory judgment action to adjudicate our obligations under a patent license agreement.

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

We have undertaken field corrections to address product defects, and there can be no assurance that we will not be required to perform field corrections and product recalls or removals in the future.  Since the introduction of the VNS Therapy System, we have sent safety alert letters and recommendations and published field notifications for our products.  All of our field notifications and safety alerts affecting a significant patient population are available on our website, www.cyberonics.com. Any such current or future product defects may result in legal claims with material adverse consequences to our business.

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

Employees

As of April 27, 2012, we had 536 employees.  We believe that our success and ability to successfully expand the commercialization of our VNS Therapy System will be driven by strong leadership, robust communication and the high caliber of our employees. We have strengthened our focus on talent assessment and leadership development and are committed to developing our employees and providing them with opportunities to contribute to our growth and success. We are engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet our objectives. We believe our relationship with our employees is generally good; however, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

Financial Information about Segments and Geographical Areas

We operate our business as a single segment with similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. We are a neurostimulation business focused on creating new markets, improving our products, developing other medical devices for patients suffering from epilepsy and expanding our business into other neuroscience opportunities.

Our financial information, including our net sales and long-lived assets by geographical area, is included in the consolidated financial statements and the related notes beginning on page F-1, especially “Note 18. Geographic Information.”

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

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 27, 2012, our stock traded from a high of $39.58 to a low of $23.58 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

—	changes in the general conditions of the economy, including the valuation of the dollar versus other currencies;
—	regulatory activities and announcements, including activities related to the FDA’s Quality System Regulation (“QSR”);
—	governmental enforcement initiatives related to medical device companies;
—	changes in market conditions and valuations of medical device companies in general;
—
national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and other international bodies responsible for coverage determinations;

—	results of studies regarding the safety and efficacy of vagus nerve stimulation treatment for various indications, including epilepsy, depression and other disorders;
—	results of studies regarding the safety and efficacy of drugs or devices that are competitive or potentially competitive to VNS Therapy;
—	clinical trial results, and/or regulatory approvals regarding devices that are potential competitors to our products;
—	quarterly variations in our sales and operating results;
—	announcements of significant contracts, acquisitions or capital commitments;
—	our ability to obtain favorable coverage and reimbursement for VNS Therapy for TRD;
—	our ability to find licensees for some of our technology and the terms of any licenses we grant;
—	our ability to license technology owned by others and the terms of any such licenses;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	uncertainties associated with governmental and regulatory inquiries and investigations; and
—	uncertainties associated with litigation.

We are subject to many laws and governmental regulations, both domestically and internationally, and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products, or enhancements or modifications to existing products, and if we do, such approval may:

—	take a significant amount of time;
—	require the expenditure of substantial resources;
—	involve stringent clinical and pre-clinical testing, as well as post-market surveillance;
—	involve modifications, repairs or replacements of our products; and
—	result in limitations on the proposed uses of our products.

We cannot be certain that we will receive required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis. The failure to receive approval or clearance for significant new products or modifications to existing products on a timely basis could have a material adverse effect on our financial condition and results of operations.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA also has recently significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend our prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

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

Our quarterly net sales, expenses and operating results may vary significantly from quarter to quarter for several reasons, including, without limitation:

—	the ability of our sales force to effectively market and promote VNS Therapy, and the extent to which the VNS Therapy System gains market acceptance;
—	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	variations in quantity of product orders at quarter end;
—	temporary manufacturing interruptions or disruptions;
—	the timing of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
—	increased competition, patent expirations, new technology or treatments;
—	product recalls or safety alerts;
—	litigation, including product liability, employment, securities class action, stockholder derivative, general commercial and other lawsuits; and
—	the financial health of our customers, and their ability to purchase VNS Therapy Systems, in the current economic environment.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly and may be below security analyst expectations, which may in turn cause our stock price to decline.

We may fail to comply with one or more of the many regulations that govern our business activities.

We are subject to extensive and rigorous ongoing regulation of the research, development, testing, manufacture, labeling, promotion, advertising, marketing, distribution and post-market surveillance of our products. Our failure to comply with regulations or to identify and resolve manufacturing or safety problems could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, any of which could delay further marketing until our products are brought into compliance. Our failure to comply with these requirements could have a significant negative impact on our future operating results and may also subject us to stringent penalties and lawsuits.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact us as well as the U.S. economy. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The law will levy a 2.3% excise tax on the majority of our U.S. medical device sales beginning in January 2013. Our fiscal year 2012 U.S. net product sales represented approximately 84% of our worldwide consolidated net product sales and we believe the new tax will adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

We may not develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

We have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications beyond refractory epilepsy and depression. Regulatory approval for any new indications would require us to conduct one or more large-scale pivotal trials. We have not conducted such pivotal trials for any indication beyond refractory epilepsy and depression, and other than the possibility of pivotal trials for chronic heart failure, we do not have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indications in refractory epilepsy and possibly depression.

We may not be able to maintain or expand market acceptance for the use of the VNS Therapy System, which could cause our sales to be lower than expectations.

Market acceptance of the VNS Therapy System depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in more than an estimated 76,000 patients, many physicians are still unfamiliar with this form of therapy. Other therapies, including pharmacologic options, may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that we will ever receive broad reimbursement coverage for depression or that our sales will increase for epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, our consolidated financial position and results of operations.

The success of our products depends upon strong relationships with physicians.

If we fail to maintain our working relationships with physicians, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our financial condition and results of operations.

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

Our products are purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their services and the products they provide from government and third-party payors is critical to the success of medical technology companies. The availability of adequate reimbursement affects which procedures customers perform, products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

Cost containment pressures and domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for products purchased by our customers, the prices which they are willing to pay for those products and the number of procedures using our devices.

Major third-party payors for healthcare provider services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to healthcare provider charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of, or the level at which, reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products.

In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.

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

We rely upon sole-source suppliers for certain of the key components, materials and contract services used in manufacturing our products. We periodically experience discontinuation or unavailability of components, materials and contract services, which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. We believe that pursuing and qualifying alternative sources and/or redesigning specific components of our products, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in securing or an inability to secure alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

Our products may have defects that result in product recalls, which may result in substantial costs and reduced sales.

The VNS Therapy System includes an electronic pulse generator and a lead designed to be implanted in the human body and a programming wand connected to a handheld computer for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or producing other unintended consequences. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explanation and potential re-implantation of the products, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial litigation, with liabilities well in excess of our insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection for our products and their improvements. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time-consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology or any commercial advantage to us. Further, the protection offered by our licensed international patents is not as strong as that offered by our licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our consolidated financial position and results of operations.

Additionally, certain countries, including China, do not enforce compliance with laws that protect intellectual property rights with the same degree of vigor as is available under the U.S. judicial system. For this reason, there is a risk that our IP may be subject to misappropriation in such countries. This may permit others to produce copies of our products. There is also a risk that such products may be exported from such countries to other countries.

We are subject to domestic and international competition, reducing our sales and earnings.

Our indication-specific patent protection for the VNS Therapy System for epilepsy and depression indications has expired.  As a result, we could be subject to wider competition from medical devices without legal recourse to challenge our competitors based on patent infringement. For example, a company based in Europe, Neurotech, SA, has obtained CE Mark approval for a device capable of vagus nerve stimulation and CerebralRx Ltd., based in Israel, also has CE Mark approval for an implantable device capable of vagus nerve stimulation. CerebralRx Ltd. has engaged in tender offers in Italy, subjecting us to competition in that market.  As a practical matter, we are always subject to competition from new and existing drugs. In the future, we expect to be subject to competition from both medical devices and drugs in the U.S. and other countries, reducing our sales and earnings or limiting our growth.

We may engage in litigation to protect our proprietary rights, or to defend against infringement claims by third parties, causing us to suffer significant liabilities or expenses or preventing us from selling our products.

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

We believe that existing and future pharmaceutical therapies will continue to be the primary competition for the VNS Therapy System. However, we may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. We may not have invested in the past, or may not be investing in the future, sufficient resources in engineering research and development to prepare our products for competition with other technologies. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy and depression. The development by others of new treatment methods with novel drugs, medical devices or surgical techniques could render our products non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and our consolidated financial position and results of operations.

Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing defects, design flaws or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of our products, which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. We have elected to self-insure with respect to a portion of our product liability risks. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products. Recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level and increased risk of adverse product liability judgments.

Our self-insured retention program may not be adequate to cover future losses.

We have elected to insure some of our insurable risks through a self-insured retention (SIR) policy. We made this decision based on conditions in the insurance marketplace, including increasing numbers of coverage limitations and dramatically higher insurance premium rates. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While, based on historical loss trends, we believe that our SIR is not excessive and that our accruals will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. Any such losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

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

Emerging economies have less mature product regulatory systems and can have more volatile financial markets. Our ability to sell products in these economies is dependent on our ability to hire qualified employees or agents to represent our products locally and our ability to obtain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. In addition, we are exposed to a higher degree of financial risk if we extend credit to customers in these economies.

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

The global financial crisis continues to cause disruption in the financial markets, including diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, net sales, profit margins, procedural volumes and reimbursement rates from third party payers. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

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

We cannot guarantee that existing or future investments or investment collaborations will be successful.

We expect to continue to pursue investment opportunities in and with medical technology companies that we believe can stimulate the development of new technologies and products which would further our strategic objectives and strengthen our business. Investments and investment collaborations in and with medical technology companies involve risks, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not adversely affect our consolidated earnings, financial condition or cash flows.

The conversion to a new or upgraded version of our enterprise resource planning (ERP) system could adversely affect our business.

We are planning to upgrade our ERP system in the U.S. and convert our European operations to our U.S. ERP system. Failure to smoothly execute this implementation could adversely affect the Company’s business, financial condition and results of operations.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We believe that our accruals reflect the probable outcome of known contingencies. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net earnings or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate or results of operations. For example, there are proposals for fundamental U.S. international tax reform, which if enacted, could have a significant adverse impact on our future results of operations. Additionally, recent health care legislation levies a 2.3% excise tax on the majority of our U.S. medical device sales beginning in January 2013.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In order to accommodate expected growth of our business, to secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building and property in which we are headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and consists of approximately 144,000 square feet of manufacturing and office space. We currently occupy approximately 79% of this space. In addition, as part of our disaster contingency plan, we lease a 19,900 square foot facility in Austin, Texas that we utilize for warehousing and distribution. We also lease 15,400 square feet of overseas administrative and sales office space primarily in Brussels, Belgium and elsewhere in Europe, China and Hong Kong. All of our lease terms expire between June 30, 2012 and September 2018. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

We are currently negotiating terms for the construction of a second manufacturing facility to be located in Costa Rica. We intend for this facility to manufacture product for our international markets and to be completed in fiscal year 2014 and operational in fiscal year 2015.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 10.  Commitments and Contingencies – Litigation” of our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during the fiscal years 2012 and 2011 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 29, 2011
First Quarter	$25.76	$17.07
Second Quarter	29.39	20.51
Third Quarter	35.32	26.00
Fourth Quarter	35.88	30.03
Fiscal Year Ended April 27, 2012
First Quarter	35.60	24.50
Second Quarter	30.36	23.58
Third Quarter	35.41	27.20
Fourth Quarter	39.58	32.32

As of June 11, 2012, according to data provided by our transfer agent, there were 367 stockholders of record.

During the fiscal years 2012 and 2011, we did not pay any cash dividends to our stockholders. We intend to retain future earnings primarily to fund the development and growth of our business and, therefore, do not currently anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors.

The table below presents purchases of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (2)
April 30 – June 3, 2011	153,994	$33.3534	145,500	267,935
June 4 – July 1, 2011	173,745	26.4000	154,500	874,000
July 2 – July 29, 2011	201,081	28.8822	199,100	674,900
July 30 – September 2, 2011	244,204	25.8897	240,900	434,000
September 3 – September 30, 2011	200,163	27.1719	200,000	234,000
October 1 – October 28, 2011	201,000	27.8473	201,000	33,000
October 29 – December 2, 2011	33,000	29.5022	33,000	1,000,000
December 3 – December 30, 2011	55,000	33.0311	55,000	945,000
December 31 – January 27, 2012	94,841	33.0599	90,000	855,000
January 28 – March 2, 2012	120,000	34.5447	120,000	735,000
March 3 – March 30, 2012	101,965	38.1549	95,000	640,000
March 31 – April 27, 2012	95,000	37.7604	95,000	545,000
____________________________

(1)	Shares are purchased at market price.
(2)
In February 2010, the Board of Directors authorized a share repurchase program of up to 1.0 million shares. By June 7, 2011 we had repurchased 760,565 shares. On June 7, 2011 the Board of Directors terminated the share repurchase program approved in February 2010 and authorized a new program to repurchase up to 1.0 million shares. By November 2, 2011, we had repurchased all shares authorized. On November 15, 2011, the Board of Directors authorized the repurchase of an additional 1.0 million shares. At April 27, 2012 we had repurchased 455,000 shares under this plan.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related notes for the 52 weeks ended April 27, 2012 and April 29, 2011 and the 53 weeks ended April 30, 2010 are derived from audited consolidated financial statements that are included in this Form 10-K. The selected financial data for the 52 weeks ended April 24, 2009 and April 25, 2008 are derived from  audited consolidated financial statements that are not included in this Form 10-K.

	52 Weeks Ended		53 Weeks Ended	52 Weeks Ended
Consolidated Statement of Operations Data:	April 27, 2012	April 29,2011	April 30, 2010	April 24, 2009	April 25,2008
Net sales	$218,502,731	$190,464,398	$167,775,672	$143,600,979	$121,229,742
Cost of sales	19,656,332	23,020,032	20,907,595	20,040,636	21,092,374
Gross profit	198,846,399	167,444,366	146,868,077	123,560,343	100,137,368
Operating expenses:
Selling, general and administrative	102,568,776	89,654,039	87,941,405	84,837,694	85,944,866
Research and development	35,334,770	28,602,684	22,064,800	19,732,941	22,421,199
Total operating expenses	137,903,546	118,256,723	110,006,205	104,570,635	108,366,065
Income (loss) from operations	60,942,853	49,187,643	36,861,872	18,989,708	(8,228,697)
Interest income	326,118	262,298	92,602	1,235,757	3,844,508
Interest expense	(296,725)	(397,975)	(1,430,590)	(3,394,837)	(5,818,272)
Gain (loss) on early extinguishment of debt	(3,670)	83,074	3,172,231	11,000,698	—
Other expense, net	(547,148)	(470,109)	(207,644)	(381,265)	(397,141)
Income (loss) before income taxes	60,421,428	48,664,931	38,488,471	27,450,061	(10,599,602)
Income tax expense (benefit) (1)	24,343,696	1,939,221	(39,960,413)	729,441	(264,837)
Net income (loss)	$36,077,732	$46,725,710	$78,448,884	$26,720,620	$(10,334,765)
Basic income (loss) per share	$1.30	$1.67	$2.83	$1.00	$(0.39)
Diluted income (loss) per share	$1.28	$1.64	$2.67	$0.61	$(0.39)
Shares used in computing basic income (loss) per share	27,826,586	28,050,638	27,702,731	26,632,115	26,568,746
Shares used in computing diluted income (loss) per share	28,306,732	28,609,619	28,696,375	27,542,198	26,568,746
Consolidated Balance Sheet Data (as of Year End):
Cash and cash equivalents	$96,654,275	$89,313,850	$59,229,911	$66,225,479	$91,058,692
Total assets	211,908,195	211,469,205	155,763,977	112,043,628	136,231,087
Convertible Notes (2)	4,000	7,048,000	15,460,000	62,339,000	125,000,000
Long-term liabilities(3)	5,402,189	6,881,762	6,119,077	7,647,544	9,166,440
Accumulated deficit	(81,268,491)	(117,346,223)	(164,071,933)	(242,520,817)	(269,241,437)
Stockholders’ equity (deficit)	$183,469,370	$175,453,350	$110,859,647	$24,411,844	$(15,223,305)

(1)
During fiscal year 2011 and 2010, we reduced our valuation allowance on our US net operating loss carryforward deferred tax asset and recorded an income tax benefit of $8.9 million and $40.5 million, respectively. In addition, during fiscal year 2011, we recorded an income tax benefit of $9.0 million related to claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA. Prior to fiscal year 2010, our net operating losses were fully offset with a valuation allowance and therefore the income tax expense (benefit) represented primarily federal alternative minimum tax.

(2)
Our Convertible Notes were presented as a current liability for fiscal years 2012 and 2011 and as long-term liabilities for fiscal years 2010, 2009 and 2008 in accordance with the supplement to the Indenture. See “Note 7.  Convertible Notes” in the notes to the consolidated financial statements for further information.

(3)
Long-term liabilities as of April 27, 2012 and April 29, 2011 consisted primarily of deferred license revenue and liability for uncertain tax benefits. Other long-term liabilities as of April 30, 2010, April 24, 2009 and April 25, 2008 consisted primarily of deferred license revenue.

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

Overview

We are a medical device company incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique neuromodulation therapy, vagus nerve stimulation therapy (VNS Therapy®), for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”) and other device solutions for the management of epilepsy.

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

The VNS Therapy pulse generator and lead are surgically implanted, generally during an outpatient procedure.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameters and settings used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator with or without replacing the original lead.

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

We continue to invest and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac and brain-based seizure detection, rechargeable battery technology and wireless communication technology. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as event monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. We sponsor post-marketing studies in appropriate indications, including treatment resistant depression (“TRD”), to build clinical evidence for VNS Therapy.  In addition, we are investing in pre-clinical research related to the use of VNS Therapy for the treatment of chronic heart failure.

In August 2011, we announced that we discovered a hardware-related design issue with the AspireHC™ (High Capacity) Model 105 and AspireSR™ (Seizure Response) Model 106 generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve could be less than the output current programmed by a physician. While we believe that the generators do not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and the European notified body, DEKRA, for the approval of the improved AspireHC generator.

In December 2011, the FDA approved our re-designed AspireHC generator and we resumed our limited commercial release of the generator in the U.S. With CE Mark approval from DEKRA in November 2011, we are planning to resume limited commercial release in Europe.

In April 2011, we commenced a European clinical trial (E-36) to support regulatory approval in Europe of our AspireSR generator with the first human implant. The AspireSR generator is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. We suspended this trial in August 2011; however, we re-submitted the appropriate applications and have received approval to re-start the trial, and are currently screening patients.

Proprietary protection for our products is important to our business.  We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Under the terms of our epilepsy patent license agreement, we paid royalties at a rate of 3% of net sales of generators and leads. The epilepsy patent expired on July 16, 2011 in the U.S. and, as a result, we discontinued paying this royalty. Also, as a result of the epilepsy patent expiration, competitors may enter this market. For instance, a company based in Europe, Neurotech, SA, has obtained CE Mark approval for a device capable of vagus nerve stimulation, however the device is not yet marketed. Another company, CerebralRx Ltd. based in Israel, developed an implantable device capable of vagus nerve stimulation and has CE Mark approval. CerebralRx has initiated commercialization efforts in several European countries.

We continuously evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 10. Commitments and Contingencies – License Agreements” in our consolidated financial statements for additional information.

In order to accommodate expected growth of our business, to secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building and property in which we are headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and consists of approximately 144,000 square feet of manufacturing and office space. We currently occupy approximately 79% of this space. In addition, as part of our disaster contingency plans, we lease a 19,800 square foot facility in Austin, Texas that we utilize for warehousing and distribution. We are currently negotiating terms for the construction of a second manufacturing facility to be located in Costa Rica. We intend for this facility to manufacture product for our international markets and to be completed in fiscal year 2014 and operational in fiscal year 2015. We also lease 15,400 square feet of overseas administrative and sales office space primarily in Brussels, Belgium and elsewhere in Europe, China and Hong Kong.

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

Intangible Assets

Intangible assets, as shown on the consolidated balance sheets, consisted of purchased licenses of patents and technology rights that are feasible and ready to integrate into our products. The technology rights are purchased from our collaborative partners and pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, an implantable lead and micro-processor technologies. We amortize our intangible assets on a straight-line basis, over an average period of 9 years, beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the license or with the estimated end of the useful life of the product. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate either a different amortization period or impairment. The intangible asset is impaired if the technology no longer factors into our product commercialization plans. The risks associated with achieving commercialization include, but are not limited to, failure of the acquired technology to function as planned, failure to obtain regulatory approvals for clinical trials, failure of clinical trials, failure to obtain regulatory approval to market, failure to obtain insurance reimbursement and patent litigation. Amortization and impairment are subject to a high degree of estimation and management judgment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value. The carrying value of our intangible assets amounted to $4.5 million at April 27, 2012.

Investments in Debt and Equity Securities

We have invested in two privately held entities with a total carrying value of $9.5 million as of April 27, 2012. The first investment is convertible debt, which we account for at fair value as an available-for-sale debt security. The second investment consists of convertible preferred shares accounted for under the cost method. We own less than 20% of the equity in the second entity and do not have the ability to exercise significant influence over the investee. This investment has not been impaired because there have been no identified events or changes in circumstances that indicate a significant adverse effect on its fair value. Impairment and fair value adjustments are subject to a high degree management judgment as these investments do not have quoted market prices. We cannot guarantee that such investments will be successful or will not adversely affect our consolidated balance sheet, statement of income or cash flow. See “Note 5. Long-Term Investments in Debt and Equity Securities” and “Note 20. Fair Value Measurements,” for further details of these investments.

Revenue Recognition

Product Revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets.  We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors. We maintain policies for sales returns and exchanges. We estimate sales returns based on historical data and we record a reduction in sales and a return reserve when we sell the initial product. The balance of our reserve for sales returns for the fiscal years ending April 27, 2012 and April 29, 2011 was $1.2 million and $1.3 million, respectively. Our increasing business activity, new product introductions and variations in product utilization could cause product returns to differ from our estimates.

License Revenue: We amortize upfront payments received under license agreements over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation will be satisfied by April 2014. Accordingly, we have recognized revenue of approximately $0.4 million per quarter based on the straight-line amortization of the $9.5 million payment. However, a change in our estimate of the amortization period or a release of our obligation to prosecute the patent applications could materially change the timing of the recognition of the license revenue.

Stock-Based Compensation

Stock Option Awards

Our stock option award compensation expense is based on the fair market value of our awards. The fair market value of an award is amortized over the award vesting period. We use the Black-Scholes option pricing methodology to estimate the grant date fair market value of stock option award. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. Fair values of stock options issued in the future may vary significantly from fair values recorded in the current period depending on our estimates of these variables and therefore expense in future periods may differ significantly from current-period stock option compensation expenses. In addition, compensation expense may vary significantly from our estimates if forfeiture rates differ from our expectations. The estimated forfeiture rate used for stock option awards granted during the fiscal year ended April 27, 2012 ranged from 0.6% to 10.1%. Recognized compensation cost for stock option awards for the 52 weeks ended April 27, 2012, 52 weeks ended April 29, 2011 and the 53 weeks ended April 30, 2010 was $2.7 million, $2.5 million and $3.9 million, respectively.

Restricted Stock and Restricted Stock Unit Awards

Service-Based Restricted Stock. We grant restricted stock and restricted stock units at no purchase cost to the grantee. The fair market values of serviced-based restricted stock and restricted stock units are determined using the market closing price on the grant date and compensation is expensed ratably over the vesting period. Calculation of compensation for service-based restricted share awards requires estimation of employee turnover and forfeiture rates. Compensation expense may vary significantly from our estimates if employee turnover rates differ from our expectations. The estimated forfeiture rates used for restricted share awards and share unit awards during the fiscal year ended April 27, 2012 ranged from 1.5% to 6.4%.

Market and Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. We grant restricted stock and restricted stock unit awards subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period estimate based on our judgment of likely future performance and our stock price volatility. The fair value of performance-based awards is based on the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on our judgment of likely future performance and may be adjusted significantly in future periods depending on actual performance.

Recognized compensation cost for service-based, performance-based and market-based restricted stock and restricted stock unit awards for the 52 weeks ended April 27, 2012, the 52 weeks ended April 29, 2011 and the 53 weeks ended April 30, 2010 was $8.5 million, $3.9 million and $4.7 million, respectively.

Income Taxes

We are subject to federal, state and foreign income taxes, and we use significant judgment and estimates in accounting for our income taxes.    This involves assessing the changes in temporary differences resulting from differing treatment of events for tax and accounting purposes.  These assessments result in deferred tax assets and liabilities which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense compared to pre-tax income yields an effective tax rate.  Actual tax expense may significantly differ from our expectations if, for example, judicial interpretations of tax law or tax rates change. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: a) profitability in the most recent fiscal years, b) internal forecasts for the current and next two future fiscal years, c) size of the deferred tax asset relative to estimated profitability, d) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, e) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code (“IRC”) Section 382, and f) the implementation of prudent and feasible tax planning strategies, if any. Projecting future taxable income requires significant judgment about the trend and nature of our sales and operating expenses, which include an evaluation of the potential effects of new markets, changing technology, patent protection, governmental and private insurance reimbursement trends and regulatory trends.  Changes in our assessment of the factors related to the recoverability of our deferred tax assets could result in materially different income tax provisions. During fiscal 2011, based on our evaluation of the recoverability of our deferred tax assets, we reduced our valuation allowance by $19.9 million, of which $8.9 million was recorded as a tax benefit on our consolidated statement of income and $11.0 million was recorded as a benefit in additional paid-in capital on our consolidated balance sheet. During fiscal 2010, based on our evaluation of the recoverability of our deferred tax assets, we reduced our valuation allowance by $40.5 million. This reduction in the valuation allowance was recorded as a tax benefit in our consolidated statement of income.

At April 27, 2012, we had a valuation allowance of $37.9 million against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. The benefit will be recorded in additional paid-in capital on our consolidated balance sheet. Our foreignnet operating losses are not likely to be realized and consequently the associated valuation allowance has not been released.

We operate in Europe with a subsidiary, Cyberonics Europe BVBA/SPRL (“Cyberonics Europe BVBA”). Cyberonics Europe BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium. We made an election to treat Cyberonics Europe BVBA as a disregarded entity for U.S. federal tax purposes during fiscal 2011. In conjunction with this transaction, we recognized a net $9.0 million income tax benefit resulting from claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA. The Internal Revenue Service (“IRS”) could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during fiscal year 2011. Consequently, we have estimated and recorded a $2.3 million liability for uncertain tax benefits, which increased our income tax provision. Changes in our assessment of the factors related to sustainability of this deduction would have resulted in a materially different income tax provision.

Our effective tax rate for fiscal year 2012 is approximately 40.3%, including the impact of federal tax rate of 35%, state and foreign income taxes. We estimate that our effective tax rate for fiscal year 2013 will be between approximately 38% and 39%. Fluctuations in the effective tax rate will be due primarily to permanent differences including the research and development tax credit (which expired effective December 31, 2011), meals and entertainment expenditures, the domestic manufacturing deduction, and other compensation-related differences. The uncertainty surrounding the timing of the possible reenactment of the research & development tax credit, the potential increase in the research & development tax credit percentage, and the retroactive nature of the research & development tax credit may have an impact on the effective tax rate in subsequent years. Also, other permanent differences including differences related to meals and entertainment, compensation, and the domestic manufacturing deduction will impact the effective tax rate in subsequent years. Our cash payments for income taxes for fiscal year 2012 were approximately 2% of income before tax. We estimate similar cash tax payments for fiscal years 2013 and increased cash tax payments in fiscal year 2014 due to the full utilization of our tax net operating losses.

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

Results of Operations

We had one extra week in the fiscal year ended April 30, 2010 as compared to the fiscal years ended April 27, 2012, and April 29, 2011.

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our license revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands, except unit sales and percentages):

	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010	Fiscal year 2011 to Fiscal year 2012	Fiscal year 2010 to Fiscal year 2011
				% Change	% Change
U.S.	$181,436	$161,224	$135,060	12.5%	19.4%
International	35,548	27,736	31,193	28.2%	(11.1%)
Total net product sales	$216,984	$188,960	$166,253	14.8%	13.7%

Unit Sales by Geographic Area: (1)
U.S.	8,455	7,906	7,069	6.9%	11.8%
International	2,939	2,480	2,717	18.5%	(8.7%)
Total unit sales	11,394	10,386	9,786	9.7%	6.1%
License revenue	$1,519	$1,504	$1,523

(1)	Units represent the number of generators sold.

U.S. net product sales for the 52 weeks ended April 27, 2012 increased $20.2 million, or 12.5%, as compared to the 52 weeks ended April 29, 2011, due to a sales volume increase of 6.9% and increase average selling price of 5.6%. The average selling price increased due to continued higher market penetration of our Demipulse® generators, the limited commercial release of our AspireHC generator and price increases in January of 2011 and January 2012.

U.S. net product sales for the 52 weeks ended April 29, 2011 increased by $26.2 million, or 19.4%, as compared to the 53 weeks ended April 30, 2010, due to a sales volume increase of 11.8% and an increase in average selling price of 7.6%. The average selling price increased due to continued higher market penetration of our Demipulse® generators and our PerenniaDURAtm leads, and beginning in the February 2011, the first sales of our AspireHC generators. In addition, prices increased in January 2010 and January 2011.

International net product sales for the 52 weeks ended April 27, 2012 increased by $7.8 million, or 28.2%, as compared to the 52 weeks ended April 29, 2011, due to a sales volume increase of 18.5% and an increased average selling price of 9.7%. Sales volume increased due to higher sales in most international markets. The average selling prices increased due to a favorable foreign currency impact of 2.5% and a higher proportion of direct sales rather than to distributors. Sales to distributors are generally at lower prices than sales through our own employees.

International net product sales for the 52 weeks ended April 29, 2011 decreased by $3.5 million, or 11.1%, as compared to the 53 weeks ended April 30, 2010, due to a sales volume decrease of 8.7% and a decrease in the average selling price of 2.4%. Sales volume decreased due to the extra week in fiscal year 2010, as compared to fiscal year 2011, and due to lower sales in key European countries, partially offset by increased sales in Japan. The average selling price decreased due to an unfavorable foreign currency impact of 2.0% and a higher proportion of sales to distributors.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

				Change	Change
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended	Fiscal year 2011 to	Fiscal year 2010 to
	April 27, 2012	April 29, 2011	April 30, 2010	Fiscal year 2012	Fiscal year 2011
Cost of sales	9.0%	12.1%	12.5%	(3.1% )	(0.4% )
Selling, general and administrative	46.9%	47.1%	52.4%	(0.2% )	(5.3% )
Research and development	16.2%	15.0%	13.2%	1.2%	1.8%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead and the acquisition cost of raw materials and components. Royalty costs were a significant component of cost of sales in fiscal years 2011 and 2010 but less significant in fiscal year 2012. Our cost of sales as a percent of net sales for the 52 weeks ended April 27, 2012 decreased by 3.1 percentage points to 9.0% when compared to the 52 weeks ended April 29, 2011. This decrease was primarily a result of a reduction in royalty cost, as well as improved efficiencies due to the savings realized with the purchase of our headquarters building and to higher production volumes. The decrease in royalty cost was the result of the elimination of the 3% epilepsy patent royalty fee after the patent expiration date on July 16, 2011. We paid royalty fees of $1.2 million, $5.6 million and $4.9 million in fiscal years 2012, 2011 and 2010, respectively.

Our cost of sales as a percent of net sales for the 52 weeks ended April 29, 2011 decreased 0.4 percentage points to 12.1% when compared to the 53 weeks ended April 30, 2010. This decrease was primarily a result of improved efficiencies due to higher production volumes and a reduction in stock-based compensation.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses consist of sales, marketing, general and administrative activities. SG&A expenses for the 52 weeks ended April 27, 2012, as a percent of net sales, decreased by 0.2 percentage points to 46.9%, as compared to the 52 weeks ended April 29, 2011. This decrease was primarily the result of efficiencies in sales and marketing in the U.S., as well as cost savings realized from the purchase of our headquarters building, partially offset by the effects of higher staffing levels in Europe and an unfavorable foreign currency translation impact in our European operations.

SG&A expenses for the 52 weeks ended April 29, 2011, as a percent of net sales, decreased by 5.3 percentage points to 47.1%, as compared to the 53 weeks ended April 30, 2010. This decrease was primarily a result of lower stock-based compensation and lower international SG&A expenses.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities.

R&D expenses for the 52 weeks ended April 27, 2012 increased, as a percentage of sales, by 1.2 percentage points to 16.2%, as compared to the 52 weeks ended April 29, 2011. This increase was primarily due to an increase in our product development efforts with respect to seizure response, the ProGuardian™ event monitoring system, rechargeable battery and wireless communication technology and the treatment of chronic heart failure with VNS. Our clinical development program continues to focus on evaluation of the safety and efficacy of a device that employs cardiac-based seizure detection and delivers responsive VNS Therapy.

R&D expenses for the 52 weeks ended April 29, 2011 increased, as a percentage of sales, by 1.8 percentage points to 15.0%, as compared to the 53 weeks ended April 30, 2010. This increase was primarily due to an increase in our product development efforts with respect to the treatment of refractory epilepsy and increased clinical expenses related to our clinical development program.

Interest Income

Our interest income consists primarily of interest accrued on our investment in the convertible debt security of NeuroVista Corporation and interest income generated from our cash and cash equivalents. Interest income of approximately $326,000 for the 52 weeks ended April 27, 2012 includes $299,000 of accrued interest on the NeuroVista convertible debt. Interest income of approximately $262,000 for the 52 weeks ended April 29, 2011, included approximately $210,000 of accrued interest on the NeuroVista convertible debt. Interest income for the 53 weeks ended April 30, 2010 was $93,000, consisting primarily of interest generated on our cash and cash equivalents.

Interest Expense

Our interest expense was primarily a result of our Senior Subordinated Convertible Notes, (the “Convertible Notes”) that we issued in September 2005 for $125.0 million at the rate of 3% per year on the principal amount. Outstanding amounts of this debt at April 27, 2012, April 29, 2011 and April 30, 2010 amounted to: $4,000, $7,048,000 and $15,460,000, respectively. Interest expense was $297,000 for the 52 weeks ended April 27, 2012, as compared to interest expense of $398,000 for the 52 weeks ended April 29, 2011 and  $1,431,000 for the 53 weeks ended April 30, 2010.

Other Expense, Net

Other expense, net for the 52 weeks ended April 27, 2012 of $547,000 consisted of net foreign currency transaction losses in the U.S. resulting from the U.S. dollar gaining strength against the euro, partially offset by our foreign currency derivative gains and foreign currency transaction gains in our European subsidiary.

As a result of the settlement of our euro-based trade receivables due from our European subsidiary and the simultaneous investment in our subsidiary, Cyberonics BVBA, during the quarter ended January 27, 2012, we did not enter into a foreign currency derivative during the quarter ended April 27, 2012. Due to the global reach of our business, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro, and in the future we may use non-speculative hedging to reduce our exposure to foreign currency transactions depending on future cash flow in our European operations.

Other expense, net for the 52 weeks ended April 29, 2011, of $470,000, consisted of net foreign currency transaction gains in the U.S. resulting from the euro gaining strength against the U.S. dollar, partially offset by our foreign currency derivative losses and foreign currency transaction losses in our European operations.

Other expense, net for the 53 weeks ended April 30, 2010, of $208,000 consisted of net foreign currency transaction losses in the U.S. resulting from the U.S. dollar gaining strength against the euro, partially offset by foreign currency gains in our European operations.

We are evaluating the impact of section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act, which proposes a 2.3% excise tax on medical devices sold domestically.  We expect that the full year impact of the tax in our fiscal year 2014 will be in excess of $4.0 million and there is no assurance that we will be able to increase prices or reduce expenses sufficiently to offset this tax. We anticipate that this excise tax will negatively impact our income before income taxes beginning in January 2013.

Income Taxes

Our effective tax rate for fiscal year 2012 is approximately 40.3% including the impact of the federal tax rate of 35%, state and foreign income taxes. We estimate that our effective tax rate for fiscal year 2013 will be between approximately 38% and 39%. Fluctuations in the effective tax rate are primarily due to permanent differences including the research and development tax credit, meals and entertainment expenditures, the domestic manufacturing deduction, and other compensation-related differences.   Our cash payments for income taxes for fiscal year 2012 were approximately 2% of income before tax. We estimate similar tax payments for fiscal years 2013 and increased cash tax payments in fiscal year 2014 due to the full utilization of our tax net operating losses.

At April 27, 2012, we had a valuation allowance of $37.9 million against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. The benefit will be recorded in additional paid-in capital on our consolidated balance sheet. Our foreign net operating losses are not likely to be realized and consequently, the associated valuation allowance has not been released and it is unlikely to be released in the subsequent fiscal years.

During fiscal year 2011, we evaluated the recoverability of our deferred tax assets using the criteria described above and, as a result, we reduced our valuation allowance by $19.9 million, which resulted in a tax benefit on our consolidated statement of income of $8.9 million and a benefit in additional paid-in capital on our consolidated balance sheet of $11.0 million.

Prior to the fiscal year 2010, all of our deferred tax assets were offset with a valuation allowance. During fiscal year 2010, we evaluated the recoverability of our deferred tax assets and, as a result, reduced our related valuation allowance by $40.5 million. This reduction in the valuation allowance was recorded as a tax benefit in our consolidated statement of income in the fiscal year 2010.

We operate in Europe with a subsidiary, Cyberonics Europe BVBA/SPRL (“Cyberonics Europe BVBA”). Cyberonics Europe BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics NV/SA, which was also based in Belgium.  We made a check-the-box election to treat Cyberonics Europe BVBA as a disregarded entity for U.S. federal tax purposes during fiscal 2011. In conjunction with this transaction, we recognized a $9.0 million income tax benefit resulting from claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA. The IRS could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during fiscal year 2011, and consequently, we recorded a $2.3 million liability for uncertain tax benefits.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Product Retrieval

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician. While we believe that the generators did not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and the European notified body, DEKRA, for the approval of the improved AspireHC generator. As of April 27, 2012, we recognized expense of approximately $800,000, net of tax, related to the product withdrawal. In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed our limited commercial release of the generator in the U.S. In November 2011, with CE Mark approval of our re-designed AspireHC generator, we are planning to resume limited commercial release in Europe. We had suspended the European clinical trial (E-36) for the AspireSR generator; however, we have re-submitted the appropriate applications, received approval to re-start the trial and are currently screening patients.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents increased by $7.3 million to $96.7 million during the 52 weeks ended April 27, 2012, as compared to an increase of $30.1 million during the 52 weeks ended April 29, 2011, and a decrease of $7.0 million during the 53 weeks ended April 30, 2010. The reasons for the changes in our cash and cash equivalents balances are discussed below.

Cash Flows

Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Operating activities	$75,026	$49,872	$42,885
Investing activities	(21,984)	(11,387)	(6,223)
Financing activities	(46,716)	(7,188)	(43,719)
Effect of exchange rate changes on cash and cash equivalents	1,014	(1,213)	61
Net increase (decrease)	$7,340	$30,084	$(6,996)

Operating Activities

Cash provided by operating activities during the 52 weeks ended April 27, 2012 was $75.0 million, which was primarily due to net income of $36.1 million plus non-cash income and expense items of $38.7 million and cash provided by operating assets and liabilities of $0.2 million. Non-cash items consisted primarily of deferred income tax expense of $22.6 million and share-based compensation expense of $11.2 million. Cash provided by operating assets included a decrease in inventories of $0.7 million and an increase in accounts payable and accrued liabilities of $1.1 million. Inventories decreased in the U.S. primarily due to the effects of the product retrieval and discontinued product. Accounts payable and accrued liabilities increased due to increased compensation accruals based on increased sales and increased current income taxes payables, offset by a decrease in our royalty accrual. Cash used by operating assets included increased trade accounts receivables of $1.2 million, primarily caused by increased sales.

Cash provided by operating activities during the 52 weeks ended April 29, 2011 was $49.9 million, which was primarily due to net income of $46.7 million, plus non-cash items of $7.5 million, offset by increased operating assets of $2.7 million and decreased operating liabilities of $1.6 million. Operating assets increased primarily due to increases in accounts receivable and inventories, both of which were driven by increasing sales. Operating liabilities decreased primarily due to decreased annual non-sales compensation.

Cash provided by operating activities during the 53 weeks ended April 30, 2010 was $42.9 million, which was primarily due to income from operations of $36.9 million, which included non-cash items of $6.5 million and increased operating liabilities of $5.7 million, offset by increased operating asset of $6.4 million, primarily due to trade accounts receivable and inventory. The increase in operating liabilities was primarily due to increased compensation due to higher sales and the timing of compensation payments, including a change of bonus payments to annual from semi-annual and the timing of the final payday in the fiscal year. Trade accounts payable and inventories increased primarily due to increased sales.

Investing Activities

Cash used in investing activities during the 52 weeks ended April 27, 2012 was $22.0 million, which was primarily due to the acquisition of our headquarters land and building for $11.8 million in September 2011, purchases of property and equipment of $5.7 million, a $4.0 million acquisition of a noncontrolling equity interest in ImThera Medical, Inc., a privately-held company focused on the development of a neurostimulation device for the treatment of obstructive sleep apnea, and a $0.5 million investment in intangible assets used in the development of AspireSR and ProGuardian. The property and equipment expenditures were primarily for infrastructure development, including the build-out of our leased off-site facility in Austin, Texas. We expect to increase infrastructure development spending during fiscal year 2013 as compared to fiscal year 2012 due to projects related to our headquarters building and the planned Costa Rica manufacturing facility which we expect to complete in fiscal year 2014 with full production scheduled to start in fiscal year 2015.

Cash used in investing activities during the 52 weeks ended April 29, 2011 was $11.4 million, primarily due to our investment of $8.8 million in the convertible debt securities of NeuroVista and intangible assets pertaining to our product development efforts, and $3.5 million of business infrastructure investments.

Cash used in investing activities during the 53 weeks ended April 30, 2010 was $6.2 million primarily due to investments in our business infrastructure and intangible assets pertaining to our product improvement efforts.

Financing Activities

Cash used in financing activities during the 52 weeks ended April 27, 2012 was $46.7 million due to the purchases of treasury stock of $50.4 million and the $7.0 million purchase of principal value of our Convertible Notes that were tendered to us under the Supplemental Indenture, partially offset by proceeds from the exercise of compensatory stock options of $10.8 million. Our Board of Directors authorizes purchases of our common stock on the open market and the volume and timing of such purchases depend on market conditions and other factors. During fiscal year 2012, we repurchased shares at a cost of $49.1 million pursuant to the repurchase plan of the Board of Directors and repurchased shares from our officers at a cost of $1.3 million related to payroll tax withholding. Employee settlements of compensatory stock options also depend on market conditions and other factors. With the retirement of the Convertible Notes in December 2011, all but $4,000 of the original Convertible Notes of $125 million have been retired or repurchased.

Cash used in financing activities during the 52 weeks ended April 29, 2011 was $7.2 million, which consisted of our purchases of treasury stock of $14.2 million and purchases of our Convertible Notes of $8.2 million principal value, partially offset by proceeds from the exercise of compensatory stock options of $15.2 million.

Cash used in financing activities during the 53 weeks ended April 30, 2010 was $43.7 million, which consisted primarily of purchases of our Convertible Notes of $43.0 million principal value.

Debt Instruments and Contractual Obligations

Convertible Notes

During the 52 weeks ended April 27, 2012 we were tendered $7.0 million of the aggregate principal amount of our Convertible Notes under the Supplemental Indenture. During the 52 weeks ended April 29, 2011, the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009, we re-purchased $8.4 million, $46.9 million and $62.7 million, respectively, of aggregate principal amount of our Convertible Notes in privately-negotiated transactions.  All but $4,000 of the original Convertible Notes have been retired or repurchased.

Contractual Obligations

A summary of contractual obligations as of April 27, 2012 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$990,408	$918,553	$464,720	$295,451	$2,669,132
Inventory purchases (2)	2,422,866	—	—	—	2,422,866
Other (3)	3,679,958	2,767,747	615,750	—	7,063,455
Contractual obligations reflected in the balance sheet:
Convertible Notes	4,000	—	—	—	4,000
Total (4)	$7,097,232	$3,686,300	$1,080,470	$295,451	$12,159,453

(1)
Reflects operating lease obligations related to facilities, office equipment and automobiles. In September 2011, we acquired the land and building in which we headquarter our operations in Houston, TX, and consequently we no longer lease our headquarters building. The lease obligations above do not reflect rent collected from the tenants in our headquarters building. These rents currently amount to approximately $349,000 per year.

(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities.  These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)
Reflects certain purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events and an information technology service agreement. Also included are expected future payments for services under cancellable contracts for clinical research. In addition, we included expected future payments to our license and technology collaborative partners under cancellable contracts for: (i) license fees, (ii) minimum royalty payments, and (iii) minimum consulting fees, through December 2016.

(4)
The table above does not reflect the gross unrecognized tax benefits of $6.1 million, due to our inability to make a reasonably reliable estimate of the timing of the payments. For additional discussion on our uncertain tax positions see “Note 15. Income Taxes” in the notes to the consolidated financial statements.

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2013.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.

Factors Affecting Future Operating Results and Common Stock Price

The factors affecting our future operating results and common stock prices are disclosed in “Item 1A. Risk Factors.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, concentration of credit and concentration of procurement suppliers that could adversely affect our consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments.

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the second quarter of fiscal year 2011 and ending in the third quarter of fiscal year 2012, we entered into foreign currency forward derivative contracts to partially offset the foreign currency exchange gains and losses generated primarily by a foreign currency denominated receivable from our European subsidiary. In the third quarter of fiscal 2012, we recapitalized our European subsidiary, eliminated the inter-company euro receivable, and as a consequence, did not purchase a foreign currency derivative in the fourth quarter of fiscal 2012. In the future, we may use non-speculative hedging to reduce our exposure to foreign currency transactions depending on cash flow in our European operations. We choose not to offset other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. Based on our exposure to foreign currency exchange rate risk, and not taking into consideration foreign currency derivative offsets, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the 52 weeks ended April 27, 2012 would have been unfavorable by approximately $584,000 or 1.6%. Conversely, if the U.S. dollar had uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income after tax for the 52 weeks ended April 27, 2012 would have been favorable by approximately $579,000 or 1.6%.

Concentration of Credit Risk

Our trade accounts receivable represent potential concentrations of credit risk. This risk is limited due to the large number of customers and their dispersion across a number of geographic areas. In addition, historically we have had strong collections and minimal write-offs. However, essentially all of our trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries, and accordingly, we are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems. For instance, our trade receivables in Italy and Spain at April 27, 2012, amounted to approximately $1.7 million, with a reserve for losses of $0.3 million. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that our reserves for losses are adequate.

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 27, 2012.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 27, 2012.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 27, 2012. This report, dated June 15, 2012, appears on page 49.

(c)  Changes in Internal Control Over Financial Reporting

We implemented a new share-based compensation administrative system during the quarter ended January 27, 2012.  During the 13 weeks ended April 27, 2012, there have been no other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 27, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 27, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 27, 2012 and April 29, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the 52 weeks ended April 27, 2012, April 29, 2011 and the 53 weeks ended April 30, 2010, and our report dated June 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas
June 15, 2012

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Financial Code of Ethics

Our Board has adopted a Financial Code of Ethics, which represents the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller and other senior financial officers (“senior financial officers”).  A copy of the Financial Code of Ethics is available on our website, www.cyberonics.com, and a copy will be mailed, without charge, upon written request to our investor relations department.  We intend to disclose any amendments to or waivers of the Financial Code of Ethics on behalf of our senior financial officers on our website, at www.cyberonics.com promptly following the date of the amendment or waiver.

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.2	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.3	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.4	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.5	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.3#	Exclusive Patent License Agreement dated December 17, 2007 between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4
Purchase and Sale Agreement dated September 6, 2011 between Cyberonics, Inc., as Purchaser, and  NNN 100 Cyberonics Drive, LLC; NNN 100 Cyberonics Drive 1, LLC; NNN 100 Cyberonics Drive 2, LLC; NNN 100 Cyberonics Drive 3, LLC; NNN 100 Cyberonics Drive 4, LLC; NNN 100 Cyberonics Drive 5, LLC; NNN 100 Cyberonics Drive 6, LLC; NNN 100 Cyberonics Drive 7, LLC; NNN 100 Cyberonics Drive 8, LLC; NNN 100 Cyberonics Drive 9, LLC; NNN 100 Cyberonics Drive 10, LLC; NNN 100 Cyberonics Drive 11, LLC; NNN 100 Cyberonics Drive 12, LLC; NNN 100 Cyberonics Drive 13, LLC; and NNN 100 Cyberonics Drive 14, LLC, as Sellers
		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.1
10.5
First Amendment to Purchase Agreement dated September 14, 2011 between Cyberonics, Inc., as Purchaser, and  NNN 100 Cyberonics Drive, LLC; NNN 100 Cyberonics Drive 1, LLC; NNN 100 Cyberonics Drive 2, LLC; NNN 100 Cyberonics Drive 3, LLC; NNN 100 Cyberonics Drive 4, LLC; NNN 100 Cyberonics Drive 5, LLC; NNN 100 Cyberonics Drive 6, LLC; NNN 100 Cyberonics Drive 7, LLC; NNN 100 Cyberonics Drive 8, LLC; NNN 100 Cyberonics Drive 9, LLC; NNN 100 Cyberonics Drive 10, LLC; NNN 100 Cyberonics Drive 11, LLC; NNN 100 Cyberonics Drive 12, LLC; NNN 100 Cyberonics Drive 13, LLC; and NNN 100 Cyberonics Drive 14, LLC, as Sellers
		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.2
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.45†	Form of First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Mr. Browne)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
10.62†	Resignation Agreement dated February 24, 2012 between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012	000-19806	10.3
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 15, 2012
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 15, 2012

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 15, 2012

/s/ GREGORY H. BROWNE Gregory H. Browne	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 15, 2012

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 15, 2012

/s/ JOSEPH E. LAPTEWICZ Joseph E. Laptewicz	Director	June 15, 2012

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 15, 2012

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 15, 2012

/s/ JON T. TREMMEL Jon T. Tremmel	Director	June 15, 2012

CONSOLIDATED FINANCIAL STATEMENTS
April 27, 2012, April 29, 2011 and April 30, 2010
TOGETHER WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiary as of April 27, 2012 and April 29, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the 52 weeks ended April 27, 2012 and April 29, 2011, and the 53 weeks ended April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiary as of April 27, 2012 and April 29, 2011, and the results of their operations and their cash flows for the 52 weeks ended April 27, 2012 and April 29, 2011, and the 53 weeks ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 27, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 15, 2012

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 27, 2012	April 29, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$96,654,275	$89,313,850
Accounts receivable, net	29,266,847	28,578,622
Inventories	14,385,875	15,270,904
Deferred tax assets	16,994,209	13,738,703
Other current assets	3,801,705	4,698,097
Total Current Assets	161,102,911	151,600,176
Property, plant and equipment, net	22,160,671	8,203,392
Intangible assets, net	4,509,612	5,237,857
Long-term investments	9,508,768	5,209,590
Deferred tax assets	14,265,574	40,137,463
Other assets	360,659	1,080,727
Total Assets	$211,908,195	$211,469,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,886,448	$4,121,586
Accrued liabilities	18,146,188	17,964,507
Convertible notes	4,000	7,048,000
Total Current Liabilities	23,036,636	29,134,093
Long-term liabilities	5,402,189	6,881,762
Total Liabilities	28,438,825	36,015,855
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 30,638,605 shares issued and 27,529,320 shares outstanding at April 27, 2012 and 29,712,007 shares issued and 28,276,715 shares outstanding at April 29, 2011	306,386	297,120
Additional paid-in capital	321,960,886	300,580,501
Common stock warrants	25,200,000	25,200,000
Treasury stock, 3,109,285 and 1,435,292 common shares at April 27, 2012 and April 29, 2011, respectively, at cost	(83,151,212)	(32,706,563)
Accumulated other comprehensive income (loss)	421,801	(571,485)
Accumulated deficit	(81,268,491)	(117,346,223)
Total Stockholders’ Equity	183,469,370	175,453,350
Total Liabilities and Stockholders’ Equity	$211,908,195	$211,469,205

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Net sales	$218,502,731	$190,464,398	$167,775,672
Cost of sales	19,656,332	23,020,032	20,907,595
Gross profit	198,846,399	167,444,366	146,868,077
Operating expenses:
Selling, general and administrative	102,568,776	89,654,039	87,941,405
Research and development	35,334,770	28,602,684	22,064,800
Total operating expenses	137,903,546	118,256,723	110,006,205
Income from operations	60,942,853	49,187,643	36,861,872
Interest income	326,118	262,298	92,602
Interest expense	(296,725)	(397,975)	(1,430,590)
Gain (loss) on early extinguishment of debt	(3,670)	83,074	3,172,231
Other expense, net	(547,148)	(470,109)	(207,644)
Income before income taxes	60,421,428	48,664,931	38,488,471
Income tax expense (benefit)	24,343,696	1,939,221	(39,960,413)
Net income	$36,077,732	$46,725,710	$78,448,884
Basic income per share	$1.30	$1.67	$2.83
Diluted income per share	$1.28	$1.64	$2.67
Shares used in computing basic income per share	27,826,586	28,050,638	27,702,731
Shares used in computing diluted income per share	28,306,732	28,609,619	28,696,375

CYBERONICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

						Accumulated
			Additional	Common		Other		Total
	Common Stock		Paid-In	Stock	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Stock	Income (Loss)	Deficit	Equity
Balance at April 24, 2009	28,175,552	$281,755	$258,519,876	25,200,000	$(16,831,128)	$(237,842)	$(242,520,817)	$24,411,844
Stock options exercised	69,169	692	990,081	—	—	—	—	990,773
Issuance of Common Stock under Employee Stock Purchase Plan	2,312	23	34,164	—	—	—	—	34,187
Issuance of Restricted Stock	393,663	3,937	(3,937)	—	—	—	—	—
Cancellation of Restricted Stock	(29,221)	(292)	292	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	(1,697,861)	—	—	(1,697,861)
Stock-based Compensation	—	—	8,497,775	—	—	—	—	8,497,775
Net income	—	—	—	—	—	—	78,448,884	78,448,884
Translation adjustment	—	—	—	—	—	174,045	—	174,045
Comprehensive income	—	—	—	—	—	—	—	78,622,929
Balance at April 30, 2010	28,611,475	$286,115	$268,038,251	$25,200,000	$(18,528,989)	$(63,797)	$(164,071,933)	$110,859,647
Stock options exercised	876,372	8,764	15,163,341	—	—	—	—	15,172,105
Issuance of Common Stock under Employee Stock Purchase Plan	3,083	31	58,861	—	—	—	—	58,892
Issuance of Restricted Stock	229,424	2,294	(2,294)	—	—	—	—	—
Cancellation of Restricted Stock	(8,347)	(84)	84	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	(14,177,574)	—	—	(14,177,574)
Stock-based Compensation	—	—	6,355,802	—	—	—	—	6,355,802
Bond Hedge Valuation Allowance Release	—	—	10,966,456	—	—	—	—	10,966,456
Net income	—	—	—	—	—	—	46,725,710	46,725,710
Translation adjustment	—	—	—	—	—	(507,688)	—	(507,688)
Comprehensive income	—	—	—	—	—	—	—	46,218,022
Balance at April 29, 2011	29,712,007	$297,120	$300,580,501	$25,200,000	$(32,706,563)	$(571,485)	$(117,346,223)	$175,453,350
Stock options exercised	460,550	4,605	10,708,710	—	—	—	—	10,713,315
Issuance of Common Stock under Employee Stock Purchase Plan	1,991	20	59,432	—	—	—	—	59,452
Issuance of Restricted Stock	579,520	5,795	(5,795)	—	—	—	—	—
Cancellation of Restricted Stock	(115,463)	(1,154)	1,154	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	(50,444,649)	—	—	(50,444,649)
Stock-based Compensation	—	—	10,616,884	—	—	—	—	10,616,884
Net income	—	—	—	—	—	—	36,077,732	36,077,732
Translation adjustment	—	—	—	—	—	993,286	—	993,286
Comprehensive income	—	—	—	—	—	—	—	37,071,018
Balance at April 27, 2012	30,638,605	$306,386	$321,960,886	$25,200,000	$(83,151,212)	$421,801	$(81,268,491)	$183,469,370

CYBERONICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Cash Flows From Operating Activities:
Net income	$36,077,732	$46,725,710	$78,448,884
Non-cash items included in net income:
Depreciation	3,474,612	2,737,953	2,228,619
Loss (gain) on early extinguishment of debt	3,670	(83,074)	(3,172,231)
Unrealized loss (gain) in foreign currency transactions	1,779,285	(1,648,479)	(68,970)
Stock-based compensation	11,102,237	6,365,003	8,622,949
Deferred income taxes	22,666,255	1,101,763	(41,335,107)
Deferred license revenue amortization	(1,493,968)	(1,493,969)	(1,522,698)
Amortization and other items	1,253,725	520,018	373,070
Changes in operating assets and liabilities:
Accounts receivable, net	(1,247,219)	(1,952,789)	(3,825,340)
Inventories	682,445	(819,399)	(1,509,542)
Other current assets	(451,694)	(220,172)	(269,439)
Other assets	51,748	256,683	(819,268)
Accounts payable and accrued liabilities	1,127,337	(1,617,141)	5,734,560
Net cash provided by operating activities	75,026,165	49,872,107	42,885,487
Cash Flow From Investing Activities:
Release of restricted cash	—	1,000,000	—
Investments in convertible debt securities	—	(5,000,000)	(100,000)
Intangible asset purchases	(500,000)	(3,844,401)	(2,000,000)
Investment in equity	(4,000,000)	—	—
Purchases of plant and equipment	(5,771,958)	(3,542,599)	(4,122,607)
Acquisition of land and building	(11,712,144)	—	—
Net cash used in investing activities	(21,984,102)	(11,387,000)	(6,222,607)
Cash Flows From Financing Activities:
Retirement or repurchase of convertible notes	(7,044,000)	(8,241,260)	(43,046,250)
Proceeds from exercise of options for common stock	10,772,767	15,230,997	1,024,960
Purchase of treasury stock	(50,444,649)	(14,177,574)	(1,697,861)
Net cash used in financing activities	(46,715,882)	(7,187,837)	(43,719,151)
Effect of exchange rate changes on cash and cash equivalents	1,014,244	(1,213,331)	60,703
Net increase (decrease) in cash and cash equivalents	7,340,425	30,083,939	(6,995,568)
Cash and cash equivalents at beginning of year	89,313,850	59,229,911	66,225,479
Cash and cash equivalents at end of year	$96,654,275	$89,313,850	$59,229,911

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$281,206	$372,939	$1,324,972
Cash paid for income taxes	$1,120,336	$1,275,959	$1,072,544
Supplementary Disclosures of Non-Cash Investing Activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$129,918	$134,388	$203,245

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are a medical device company incorporated in 1987, engaged in the design, development, sales and marketing of implantable medical devices that deliver a unique therapy, vagus nerve stimulation (“VNS”) therapy (“VNS Therapy®”), using pulsed electrical signals applied to the vagus nerve for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are focused on creating new markets, improving our products, developing new medical devices for patients with epilepsy and expanding our business into other neuroscience opportunities. We are headquartered in Houston, Texas, and are approved to market the VNS Therapy System in more than 72 countries worldwide. To date more than an estimated 76,000 patients have been implanted with the device.

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

Fiscal Year-End.  We utilize a 52/53-week fiscal year that ends the last Friday in April. Our fiscal years 2012 and 2011, which ended April 27, 2012 and April 29, 2011, respectively, were 52-week years. Our fiscal year 2010, ended April 30, 2010, was a 53-week year.

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

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiary, Cyberonics Europe BVBA/SPRL (“Cyberonics Europe BVBA”). All significant intercompany accounts and transactions have been eliminated.

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

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Balance at beginning of year	$696,744	$620,412	$361,740
Increase in allowance	206,157	76,332	371,240
Reductions for write-offs	(318,315)	—	(112,568)
Balance at end of year	$584,586	$696,744	$620,412

Inventories.  We state our inventories at the lower of cost, using the first-in first-out (“FIFO”) method, or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Property and Equipment.  Property and equipment are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. We compute depreciation using the straight-line method over estimated useful lives ranging from three to seven years, except for the building and building improvements.

Acquisition of our Building. During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas for a purchase price of $11.7 million.  A portion of the building is currently leased to tenants other than ourselves, and therefore the acquisition was accounted for using the acquisition method under Business Combination accounting rules. Under the acquisition method, an acquirer is required to recognize and measure the identifiable assets acquired and the liabilities assumed at their fair market values as of the acquisition date and to record identifiable intangible assets at fair value, including identifiable intangibles associated with the in-place leases at the acquisition date. We determined that the values of in-place leases were immaterial and therefore no separate intangible assets were recorded. Based on independent appraisals, we determined the purchase price approximated the fair value of the land, the building and the leasehold improvements; therefore, no bargain purchase or goodwill was recognized on acquisition. The land has an indefinite life and the building is depreciated over a 39-year life. Capital improvements to the building are added as a building component and depreciated over the useful life of the improvement or the building, whichever is less. The depreciation period of the leasehold improvements that existed at the time of the building purchase was adjusted to a useful life of seven years starting in September 2011.

Intangible Assets. Intangible assets, as shown on the consolidated balance sheets, consisted of purchased licenses of patents and technology rights that are feasible and ready to integrate into our products. The technology rights are purchased from our collaborative partners and pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, an implantable lead and micro-processor technologies. We amortize our intangible assets on a straight-line basis beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the license or with the estimated end of the useful life of the product. Amortization is charged to research and development until the product is commercialized. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate either a different amortization period or impairment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. The intangible asset is impaired if the technology no longer factors into our product commercialization plans. If we identify an impairment indicator, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized and charged to research and development.

Investments in Debt and Equity Securities. We have invested in two privately held entities. The first investment is convertible debt, which we account for at fair value as an available-for-sale debt security. The second investment consists of convertible preferred shares accounted for under the cost method.  We own less than 20% of the equity in the second entity and do not have the ability to exercise significant influence over the investee. This investment has not been impaired because there have been no identified events or changes in circumstances that indicate a significant adverse effect on its fair value. See “Note 5. Long-Term Investments in Debt and Equity Securities” and “Note 20. Fair Value Measurements,” for further details of these investments.

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

License Revenue: We amortize upfront payments received under license agreements over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective December 17, 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014. Accordingly, we are recognizing, as license revenue, the amortization of the $9.5 million up-front payment, on a straight-line basis from the date of execution of the agreement to April 2014. The unrecognized portion of the $9.5 million payment, $3.0 million at April 27, 2012, was included in Other Long-Term Liabilities in our consolidated balance sheets.

Research and Development (R&D).  All R&D costs are expensed as incurred. R&D costs include costs of all basic research activities, as well as engineering and technical effort required to develop a new product or make significant improvement to an existing product or manufacturing process. R&D costs also include regulatory, clinical trial expenses and the amortization of purchased intellectual property utilized in R&D projects.

Stock-Based Compensation

Stock-Based Incentive Awards. We grant stock-based incentive awards to directors, officers, key employees and consultants. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  We recognize equity-based compensation expense ratably over the period that an employee is required to provide service in exchange for the award (vesting period). We issue new shares upon share option exercise, vesting of a restricted share unit or the award of restricted stock.

Stock Options.   Options granted under the Stock Plans are service-based and typically vest annually over four or five years, or cliff-vest in one to three years, following their date of grant as required under the applicable agreement establishing the award and have maximum terms of 10 years. Stock option grant prices are set equal to the closing price of our common stock on the day of the grant. There are no post-vesting restrictions on the shares issued. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. Compensation cost is expensed ratably over the service period.

Restricted Stock and Restricted Stock Units.  We grant restricted stock and restricted stock units at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares and share units are restricted until they are vested.  We issue new shares for our restricted stock and restricted stock unit awards.

Service-Based Restricted Stock and Restricted Stock Units. The fair market value of serviced-based restricted stock and restricted stock units are determined using the market closing price on the grant date, and compensation is expensed ratably over the vesting period. Calculation of compensation for restricted share grants requires estimation of employee turn-over and forfeiture rates.

Market and Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. We grant restricted stock and restricted stock units subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. The fair value of performance-based awards is determined using the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on our judgment of likely future performance and may be adjusted in future periods depending on actual performance.

Income Taxes.  We are subject to federal, state and foreign income taxes, and we use significant judgment and estimates in accounting for our income taxes. We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statements basis and the tax basis of our assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense compared to pre-tax income yields an effective tax rate.  Actual tax expense may significantly differ from our expectations if, for example, judicial interpretations of tax law or tax rates change.
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

Foreign Currency Translations and Transactions.  The financial statements of our subsidiary, Cyberonics Europe BVBA, are translated into U.S. dollars from the euro. The assets and liabilities are translated at exchange rates in effect on the reporting date; the statements of income are translated at the average exchange rate during the period; and capital accounts are translated at historical rates. The resulting gain or loss arising from the translation of the financial statements of our subsidiary are shown in the Accumulated Other Comprehensive Income section of the consolidated statements of stockholders’ equity and are not included in the consolidated statements of income.

Derivatives and Hedges.  We are exposed to certain foreign currency risks relating to our ongoing business operations. We may, from time to time, enter into foreign currency forward derivative contracts to offset foreign currency exchange risk. We do not enter into forward exchange derivative contracts for speculative purposes. We choose not to offset all foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that a foreign currency derivative will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates. We designate foreign currency forward contracts as non-hedge derivative instruments. The foreign currency exchange gains and losses generated by our derivatives and our foreign currency denominated assets and liabilities are included in the category Other Income (Expense), Net on our consolidated statement of income.

Leases.  We account for leases that transfer substantially all of the benefits and risks incident to the ownership of property as an acquisition of an asset and the incurrence of an obligation, and we account for all other leases as operating leases. We are a party to contracts of leased facilities and other lease obligations, all of which we consider operating leases. Certain of our leases provide for tenant improvement allowances that are recorded as deferred rent and amortized, using the straight-line method, as a reduction to rent expense over the term of the lease. Scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

Note 2.  Inventories

Inventories consisted of the following:

	April 27, 2012	April 29, 2011
Raw materials	$4,852,086	$5,666,558
Work-in-process	4,057,838	3,553,084
Finished goods	5,475,951	6,051,262
	$14,385,875	$15,270,904

Note 3.  Property and Equipment

Property and equipment consisted of the following:

	April 27, 2012	April 29, 2011
Land (1)	$631,000	$—
Building and building improvements (1)	15,810,649	—
Computer equipment and software	13,748,906	11,875,317
Manufacturing equipment	12,777,678	11,974,416
Leasehold improvements (2)	1,018,710	4,771,752
Furniture and fixtures	2,642,656	2,601,629
Office equipment	1,089,170	1,047,763
Capital investment programs in process	2,273,540	1,297,690
	49,992,309	33,568,567
Accumulated depreciation	(27,831,638)	(25,365,175)
	$22,160,671	$8,203,392

(1)
During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas for a purchase price of $11.7 million. The land has an indefinite life and the building is depreciated over a 39-year life. A portion of the building was leased to tenants other than ourselves, and therefore the acquisition was accounted for using the acquisition method under Business Combination accounting rules. Under the acquisition method, an acquirer is required to recognize and measure the identifiable assets acquired and the liabilities assumed at their fair market values as of the acquisition date and to record identifiable intangible assets at fair value, including identifiable intangibles associated with the in-place leases at the acquisition date. We determined that the values of in-place leases were immaterial and therefore no separate intangible assets were recorded. Based on independent appraisals, we determined the purchase price approximated the fair value of the land, the building and the leasehold improvements; therefore, no bargain purchase or goodwill was recognized on acquisition.

(2)	Leasehold improvements, with a net book value of $1.1 million at the time of the building purchase, were reclassified to building improvements.

Note 4.  Intangible Assets

Schedules of finite-lived intangible assets:

	For the Fifty-Two Weeks Ended April 27, 2012
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$5,370,000	$474,401	$5,844,401
Acquisitions	500,000	––	500,000
Impairments (3)	(210,000)	(349,401)	(559,401)
Ending balance gross carrying amount	5,660,000	125,000	5,785,000
Accumulated amortization	(1,259,764)	(15,624)	(1,275,388)
Net	$4,400,236	$109,376	$4,509,612

	For the Fifty-Two Weeks Ended April 29, 2011
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$2,000,000	$––	$2,000,000
Acquisitions	3,370,000	474,401	3,844,401
Ending balance gross carrying amount	5,370,000	474,401	5,844,401
Accumulated amortization	(598,398)	(8,146)	(606,544)
Net	$4,771,602	$466,255	$5,237,857

(1)
Developed Technology Rights include acquired, other than business acquisition, exclusive licenses and know-how with finite lives. These assets relate primarily to seizure detection algorithms, wireless communication technology, rechargeable battery technology and an implantable lead.

(2)	License Agreements include non-exclusive technology licenses primarily related to chip architecture for the detection and processing of heart signals.
(3)
The intangible assets impaired during the year ended April 27, 2012 were primarily related to the chip architecture, in note 2 above, written-off after the assets were determined to no longer factor into our product plans. We wrote off accumulated amortization of $76,800.

The weighted average amortization period in years for our intangible assets during fiscal year ended April 27, 2012:

Developed Technology Rights	8
Licenses Agreements	9

Aggregate intangible asset amortization was $745,642, and $554,810 for fiscal years 2012 and 2011, respectively, which was reported in research and development expense in the consolidated statements of net income. Estimated future amortization expense based on our finite-lived intangible assets at April 27, 2012:

Fiscal year 2013	$685,314
Fiscal year 2014	685,314
Fiscal year 2015	685,314
Fiscal year 2016 (53 week year)	698,493
Fiscal year 2017	685,314

Note 5.   Long-Term Investments in Debt and Equity Securities

Detail of long-term investments in debt and equity securities:

	April 27, 2012	April 29, 2011
Available-for-sale debt security (1)	$5,508,768	$5,209,590
Cost method equity security (2)	4,000,000	––
Carrying amount – long-term investments	$9,508,768	$5,209,590

(1)
The carrying value of the available-for-sale debt security consists of $5.0 million in convertible debt security of NeuroVista Corporation plus accrued interest. NeuroVista is a privately-held company focused on the development of an implantable device that is expected to inform patients when seizures are likely to occur, as well as alert caregivers when seizures do occur. This debt matures in May 2013 unless converted to stock earlier. Conversion is automatic upon the issuers’ next round of equity financing provided it reaches a certain threshold. Interest accrues during the term of this security at 6% and is payable at maturity or is convertible to stock. See “Note 20. Fair Value Measurements” for further details regarding the fair value assessment of this security.

(2)
The cost method equity security investment consists of $4.0 million of convertible preferred stock of ImThera Medical, Inc., which we acquired in October 2011. ImThera is privately-held company focused on the development of a neurostimulation device system for the treatment of obstructive sleep apnea. This investment resulted in a noncontrolling  ownership interest in ImThera.  We are contractually committed to purchase two additional tranches of convertible preferred stock of $4.0 million per tranche contingent on ImThera attaining certain performance goals. See “Note 20. Fair Value Measurements” for further details regarding our impairment policy for this security.

Note 6.  Accrued Liabilities

Accrued liabilities consisted of the following:

	April 27, 2012	April 29, 2011
Payroll and other compensation	$14,540,169	$11,520,867
Property tax and other tax accruals	1,011,457	1,570,377
Clinical costs	790,081	587,496
Royalties	2,500	1,508,809
Other	1,801,981	2,776,958
	$18,146,188	$17,964,507

Note 7.  Convertible Notes

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

In connection with the settlement of litigation relating to the Convertible Notes, we executed a supplement dated April 18, 2008 (the “Supplemental Indenture”) to the Indenture dated September 27, 2005 (the “Indenture”) between us, as issuer, and Wells Fargo Bank, National Association, as trustee, and, as a result, we were required to retire the Convertible Notes that were tendered to us on December 27, 2011, in the amount of $7,044,000, nine months prior to their maturity on September 27, 2012, leaving a balance due of $4,000.  The Supplemental Indenture made no other changes to the terms of the Indenture.

The table below lists the gain (loss) on the retirement or repurchases of our Convertible Notes:

	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010
Principal amount of our Convertible Notes retired or repurchased	$7,044,000	$8,412,000	$46,879,000
Aggregate purchase price	7,044,000	8,241,260	43,046,250
Unamortized bond issue costs written off	3,670	87,666	660,519
Gain (loss)	$(3,670)	$83,074	$3,172,231

Note 8.  Warrants

In September 2005, in conjunction with the issuance of the Convertible Notes, we sold the Warrants. The Warrants entitle the holder to purchase approximately 3.0 million shares of our common stock at $50.00 per common share. The Warrants are recorded in stockholders’ equity on the consolidated balance sheets. The Warrants expire if unexercised in October 2012.

Note 9. Long-Term Liabilities

Other long-term liabilities consisted of the following:

	April 27, 2012	April 29, 2011
Deferred license revenue	$2,961,837	$4,455,805
Liability for uncertain tax benefits	2,260,226	2,260,226
Accrued clinical studies and other	180,126	165,731
	$5,402,189	$6,881,762

Note 10.  Commitments and Contingencies

Litigation. We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income. We are required to record a liability in the consolidated financial statements for those actions that result in a loss when the loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated balance sheet, statement of income or cash flow; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.

Post-Approval Conditions Clinical Trials.  Pursuant to the post-approval conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for TRD in July 2005, we were required to conduct a longitudinal registry that follows patients with TRD for up to five years in two groups – one group of patients with TRD receiving VNS Therapy and the other group of patients with TRD receiving ongoing treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015. We expect to spend $1.0 million over the next five years for the TRD registry. We had suspended the European clinical trial (E-36) for the AspireSR generator; however, we have re-submitted the appropriate applications, received approval to re-start the trial and are currently screening patients. We have contractual arrangements associated with this clinical study and other studies for which we expect to spend approximately $3.7 million over the next three years.

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, providing us with worldwide exclusive rights under a number of U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy® System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we paid royalties at a rate of 3% of net sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the date the last of these patents expired. The royalty payments pursuant to this agreement were expensed as cost of goods sold as incurred and amounted to $1.2 million, $5.6 million and $4.9 million for the fifty-two weeks ended April 27, 2012 and April 29, 2011, and the fifty-three weeks ended April 30, 2010, respectively. We have no other royalty payments as a component of cost of goods sold.

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain of our patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment, plus a royalty on future commercial sales of any product covered by the licensed patents. The unamortized deferred revenue in our consolidated statement of position is $3.0 million. We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.

We have entered into license and  technology agreements with collaboration partners related primarily to seizure detection algorithms, wireless communication technology, rechargeable battery technology and an implantable lead.  We expect to spend approximately $2.0 million over the next four years under these agreements for license fees, royalty payments, consulting fees and patent fees.

Lease Agreements.  We lease the following facilities and equipment with non-cancellable leases, accounted for as operating leases: (i) off-site storage facilities in Houston and an off-site storage and distribution facility in Austin, Texas, (ii) an administrative and sales office in Brussels, Belgium, (iii) several sales offices elsewhere in Europe, (iv) sales offices in Beijing, China and Hong Kong and (v) transportation and office equipment.  During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas and terminated the related operating lease.

Future minimum lease payments as of April 27, 2012 are as follows:

52/53 Weeks Ending on the last Friday of April:
2013	$990,408
2014	602,017
2015	316,536
2016	244,563
2017	220,158
Thereafter	295,451

Our lease expenses for the 52 weeks ended April 27, 2012, 52 weeks ended April 29, 2011 and the 53 weeks ended April 30, 2010, amounted to $1.4 million, $3.4 million and $3.3 million, respectively.

Distribution Agreements.  We have distribution agreements with independent distributors that grant the right to distribute our products in designated territories located in Canada, Mexico, Central and South America, Asia, including Japan, Australia, the Middle East, Africa and parts of Europe. The distribution agreements generally grant the distributor exclusive rights for the designated territory for a specified period of time, generally one to three years. Under the terms of the distribution agreements, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. As of April 27, 2012, we have no liability for terminated agreements.

Other Commitments.  We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as part of our stock-based compensation plans, we could be obligated, as of June 7, 2012, to repurchase from our employees as many as 287,729 shares of our common stock prior to the period ending December 15, 2015 to permit our employees to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

Note 11.  Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment associated with the translation of our foreign subsidiary financial statements to U.S. dollars from their euro functional currency. Comprehensive income for the 52 weeks ended April 27, 2012, the 52 weeks ended April 29, 2011 and the 53 weeks ended April 30, 2010 was $37.1 million, $46.2 million and $78.6 million, respectively.

Note 12.  Stockholders’ Equity

Preferred Stock.  We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 27, 2012. With respect to the shares authorized, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares.

Note 13.  Stock Incentive and Purchase Plans

Stock-Based Incentive Plans

As of April 27, 2012, we have authorized an aggregate of 17,350,000 shares of common stock for issuance pursuant to our 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, 2005 Stock Plan, 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”). Shares can no longer be issued pursuant to any plan other than the Amended and Restated New Employee Equity Inducement Plan and the 2009 Stock Plan, both of which allow issuance of both nonstatutory or incentive stock options and restricted stock.

Employee Stock Purchase Plan.

Under the 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been authorized for issuance. As of April 27, 2012, 402,033 shares remain available for future issuances under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.

Stock Recognition Program.

In May 1992, our Board of Directors established the Cyberonics Employee Stock Recognition Program. Since its inception, a total of 8,200 shares of our common stock have been reserved for issuance as special recognition grants. The shares are granted to employees for special performances and/or contributions at the discretion of our President, based on nominations made by fellow employees. As of April 27, 2012, 2,230 shares remain available for future issuances under the program.

Stock-Based Compensation

Amounts recognized in the consolidated statement of income by expense category for total stock-based compensation are as follows:

	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010
Cost of Goods Sold	$578,157	$452,106	$543,018
Selling, general and administrative expenses	8,106,663	4,784,081	6,966,858
Research and development expenses	2,417,417	1,128,816	1,113,073
Total stock-based compensation expense	$11,102,237	$6,365,003	$8,622,949

Stock-based compensation expense recognized in the consolidated statement of income by type of arrangement:

	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010
Stock options awards	$2,639,748	$2,505,417	$3,943,012
Restricted share and restricted share unit awards, including service-based, performance-based and market-based awards	8,462,489	3,859,586	4,679,937
Total stock-based compensation expense	$11,102,237	$6,365,003	$8,622,949

Stock-Based Compensation Unrecognized

As of April 27, 2012, total compensation cost not yet recognized related to nonvested awards:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock option awards	$4,844,881	2.52
Restricted stock and restricted stock unit awards, including service-based, performance-based and market-based awards	$14,331,261	2.10
	19,176,142

Stock Option Valuation Assumptions

Stock option grant prices are equal to the closing price of our common stock on the day of the grant. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. This methodology takes into account variables such as expected volatility, dividend yield rate, expected option term and risk-free interest rate.

The following table lists the assumptions used to estimate the grant date fair market value of our stock option awards:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Dividend Yield (1)	—	—	—
Risk-free interest rate — based on grant date (2)	0.73% - 2.23%	1.18% - 2.57%	1.84% - 3.36%
Expected option term — in years per group of employees (3)	4.08 – 6.59	4.12 – 6.50	4.11 - 6.47
Expected volatility at grant date (4)	47.04% - 59.07%	45.14% - 52.54%	47.72% - 59.13%

(1)	We have not historically paid dividends and currently do not plan to pay dividends.
(2)	We use yield rates on U.S. Treasury securities for a period that approximated the expected term of the award to estimate the risk-free interest rate.
(3)	We estimated the expected term of options granted using historic data of actual time elapsed between the date of grant and the exercise or forfeiture of options per group of employees.
(4)	We estimated the expected volatility based on our historic and implied volatility data.

Stock Option Activity

The following tables detail the activity for stock option awards:

	52 Weeks Ended April 27, 2012
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — beginning of year	1,760,501	$23.33
Granted	277,242	26.50
Exercised	(460,550)	23.26
Forfeited	(68,901)	21.13
Expired	(67,235)	29.91
Outstanding — end of year	1,441,057	23.75	5.75	$21,000,792
Fully vested and exercisable — end of year	816,665	24.56	3.92	11,216,324
Fully vested and expected to vest — end of year (2)	1,407,801	23.72	5.68	20,552,946

(1)
The intrinsic value of an option at the end of fiscal year 2012 is the difference between the fair market value of the underlying stock at April 27, 2012, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Fully vested and expected to vest factors in expected forfeitures.

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Aggregate intrinsic value of options exercised during the fiscal year	$5,636,206	$2,555,886	$258,873

Restricted Stock and Restricted Stock Units with Service Conditions

The following tables detail the activity for restricted stock and restricted stock unit awards for service-based, performance-based and market-based awards:

	52 Weeks Ended April 27, 2012
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 29, 2011	809,055	$19.59
Granted	652,914	25.57
Vested	(267,152)	20.28
Forfeited	(91,659)	21.39
Non-vested shares at April 27, 2012	1,103,158	$22.69

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Weighted average grant date fair value per share of awards issued during the fiscal year	$25.57	$27.66	$14.77
Aggregate fair value per share of awards that vested during the fiscal year	$20.28	$16.35	$17.53

Note 14.  Employee Retirement Savings Plan

We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We match 50% of employees’ contributions up to 6% of eligible earnings, subject to a five-year vesting period. We incurred expenses for these contributions of approximately $1.3 million, $1.1 million and $1.1 million for the fiscal years 2012, 2011 and 2010, respectively.

Note 15.  Income Taxes

The U.S. and foreign components of income before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011	53 Weeks Ended April 30, 2010
Income (loss) before income taxes:
Domestic	$63,865,045	$50,330,220	$40,826,142
Foreign	(3,443,617)	(1,665,289)	(2,337,671)
	$60,421,428	$48,664,931	$38,488,471
Provision for current income tax expense:
Federal (1)	$779,690	$242,547	$905,431
State and local	772,013	530,089	421,486
Foreign	125,738	64,822	47,777
	$1,677,441	$837,458	$1,374,694
Provision for deferred income tax expense (benefit):
Federal	$21,583,269	$18,254,023	$(894,843)
State and local	1,082,986	9,804	9,804
Discrete items (2)	—	(17,162,064)	(40,450,068)
	22,666,255	1,101,763	(41,335,107)
Total provision for income tax expense (benefit):	$24,343,696	$1,939,221	$(39,960,413)

(1)	The federal current income tax provision for the fiscal years 2012, 2011 and 2010 consisted of federal alternative minimum income tax.
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

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
U.S. statutory rate	35.0%	35.0%	35.0%
Change in deferred tax valuation allowance excluding impact of shortfall and discrete items	—	—	(35.7)
Shortfall on settlement of options and restricted stock	1.4	2.6	2.9
Reduction in valuation allowance due to shortfall	—	(1.7)	(2.9)
Federal alternative minimum income tax provision (1)	—	—	0.7
Foreign taxes	0.2	0.1	0.1
State and local tax provision, net of federal benefit	2.6	2.8	1.1
Research and development tax credit (2)	(1.1)	(1.2)	(0.6)
Contingency for worthless stock deduction	—	4.5	—
Other, net	2.2	1.3	0.7
Discrete items (3)	—	(39.5)	(105.1)
Effective tax rate	40.3%	3.9%	(103.8)%

(1)
The federal income tax provision for the fiscal years 2012, 2011 and 2010 consist of federal alternative minimum income tax (“AMT”), which is offset by a federal AMT deferred tax credit. The deferred tax credit was offset by a valuation allowance which was partially released in fiscal year 2010 and fully released in fiscal year 2011.

(2)
The research and development tax credit (“R&D tax credit”) expired as of December 31, 2011 and has not been extended by the United States Congress.  Therefore, the R&D tax credit recognized for the 52 weeks ended April 27, 2012 includes qualified research expenditures through December 31, 2011.

(3)
The discrete items in fiscal year 2011 were a worthless stock deduction and the release of valuation allowance against our regular net operating loss carryforward deferred tax asset. The discrete item in fiscal year 2010 was a release of valuation allowance against our regular net operating loss carryforward deferred tax asset.

Significant components of our deferred tax assets are as follows:

	April 27, 2012	April 29, 2011
Deferred tax assets:
Federal net operating loss carryforwards	$36,967,643	$59,900,965
Foreign net operating loss carryforwards	12,957,928	10,563,447
State net operating loss carryforwards	1,785,714	4,033,836
Tax credit carryforwards	4,780,962	2,968,686
Accruals and reserves	2,213,570	1,878,335
Licensing income and expense	1,214,115	1,625,008
Property and equipment	(145,692)	449,447
Deferred compensation	7,877,434	7,776,360
Other	1,460,454	(107,566)
Total deferred tax assets	69,112,128	89,088,518
Deferred tax valuation allowance	(37,852,345)	(35,212,352)
Net deferred tax assets	$31,259,783	$53,876,166

	April 27, 2012	April 29, 2011
Current deferred tax asset	$27,971,835	$22,676,755
Current valuation allowance	(10,663,030)	(8,938,052)
Non-current deferred tax asset	41,611,106	66,411,763
Non-current valuation allowance	(27,189,315)	(26,274,300)
	31,730,596	53,876,166
Current deferred tax liability	(314,596)	—
Non-current deferred tax liability	(156,217)	—
	(470,813)	—
Net deferred tax assets	$31,259,783	$53,876,166

At April 27, 2012, we had net operating loss carryforwards of $125.2 million for federal income tax purposes, expiring during the fiscal years 2016 through 2022, and net tax credit carryforwards of approximately $4.8 million for federal income tax purposes expiring during the fiscal years 2013 through 2031. At April 27, 2012, we had net operating loss carryforwards of approximately $47.6 million for state and local income tax purposes, expiring at various dates beginning in the fiscal year 2013. We believe it is more likely than not that future operating results will generate sufficient net taxable income to utilize these net operating losses.

We have not provided U.S. income taxes on our undistributed earnings from our non-U.S. subsidiary in France as of April 27, 2012. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

At April 27, 2012, we had a valuation allowance of $37.9 million against the net operating losses from our foreign operations and excess tax benefits from stock-based awards. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. The benefit will be recorded in additional paid-in capital on our consolidated balance sheet. Our foreign net operating losses are not likely to be realized and consequently, the associated valuation allowance has not been released.

The valuation allowance increased by approximately $2.6 million for the 52 weeks ended April 27, 2012, due primarily to net operating losses from our foreign operations.

The following is a roll-forward of our total gross unrecognized tax benefit:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Balance at beginning of year	$6,326,041	$4,703,172	$5,007,761
Tax positions related to current year	—	2,260,226	—
Tax positions related to prior years	(250,348)	(757,792)	(304,569)
Change in effective tax rate (federal) and state)	—	120,435	—
Balance at end of year	$6,075,693	$6,326,041	$4,703,172

The total amount of unrecognized tax benefit, as of April 27, 2012, if recognized, would affect our effective tax rate by approximately $6.1 million. We do not expect that the amount of unrecognized tax benefits will change in the next 12 months. We did not have any accrued interest or penalties associated with unrecognized tax benefits for the 52 weeks ended April 27, 2012 or April 29, 2011.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions.

Note 16.  Income per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Numerator:
Net income	$36,077,732	$46,725,710	$78,448,884
Effect of Convertible Notes	97,486	112,061	(1,766,882)
Diluted income	$36,175,218	$46,837,771	$76,682,002

Denominator:
Basic weighted average shares outstanding	27,826,586	28,050,638	27,702,731

Stock options	367,671	382,596	113,580
Convertible Notes (1)	112,475	176,385	880,064
Diluted weighted average shares outstanding	28,306,732	28,609,619	28,696,375
Basic income per share	$1.30	$1.67	$2.83
Diluted income per share	$1.28	$1.64	$2.67

(1)	We determine the dilutive effect of any retired or repurchased Convertible Notes separately from the dilutive effect of Convertible Notes outstanding at period end.

Antidilutive securities excluded from the computation of earnings per share:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Stock options (1)	111,738	474,887	1,458,310
Warrants (2)	3,000,000	3,000,000	3,000,000

(1)	Outstanding options to purchase common shares that are excluded from the computation of earnings per share because to include them would have been anti-dilutive.
(2)
In conjunction with our Convertible Notes issuance in September 2005, we sold common stock warrants (the “Warrants”) at an exercise price of $50.00 per share. The exercise price of the warrants exceeds the average market price of our stock for the periods presented. The Warrants expire, if not exercised, in October 2012.

Note 17.  Quarterly Financial Information — Unaudited

	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter	Totals (2)
52 weeks ended April 27,2012
Net sales	$52,662,076	$53,695,061	$54,536,585	$57,609,009	$218,502,731
Gross profit	45,740,042	49,534,397	50,437,096	53,134,864	198,846,399
Net income	6,884,554	9,027,774	9,502,184	10,663,220	36,077,732
Diluted income per share (1)	$0.24	$0.32	$0.34	$0.38	$1.28
52 weeks ended April 29, 2011
Net sales	$44,798,763	$47,461,569	$47,081,476	$51,122,590	$190,464,398
Gross profit	39,336,561	41,910,300	41,274,074	44,923,431	167,444,366
Net income	7,163,296	24,941,245	7,191,972	7,429,197	46,725,710
Diluted income per share (1)	$0.26	$0.88	$0.25	$0.26	$1.64
__________

(1)
EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full year EPS.

(2)
In the second quarter of the fiscal year ended April 29, 2011, we recognized two discrete items that resulted in an income tax benefit of $17.9 million, resulting in a positive annual EPS impact of $0.63.

Note 18.  Geographic Information

	Net Sales
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	April 27, 2012	April 29, 2011	April 30, 2010
United States	$182,955,274	$162,728,485	$136,583,029
International (1)	35,547,457	27,735,913	31,192,643
Total	$218,502,731	$190,464,398	$167,775,672

	Long-Lived Assets (2)
	April 27, 2012	April 29, 2011	April 30, 2010
United States	$21,979,396	$8,026,798	$7,360,890
International	181,275	176,594	149,974
Total	$22,160,671	$8,203,392	$7,510,864

(1)	Sales are classified according to the country of destination, regardless of the shipping point.
(2)	Long-lived assets consist of property, plant and equipment.

Note 19.  Foreign Currency Exposure

Due to the global reach of our business, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. At times we enter into foreign currency forward contracts to partially offset our foreign currency exchange gains and losses. During the fiscal year ended April 27, 2012, we entered into contracts with nominal amounts totaling €31.5 million, with a maximum nominal amount outstanding at any one time of €11.5 million. As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA, and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we did not enter into a foreign currency derivative during the quarter ended April 27, 2012; however, in the future we may hedge our exposure to foreign currency transactions, depending on future cash flow in our European operations.

The pre-tax net gain (loss) resulting from foreign currency forward contract activity was included in Other Income (Expense), Net on the consolidated statement of income:

Derivative	52 weeks ended April 27, 2012	52 weeks ended April 29, 2011
Euro forward contracts	$1,194,550	$(1,563,257)

The gains and losses above were the result of net cash settlements of the foreign currency derivative contracts.

Note 20. Fair Value Measurements

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

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based upon the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. We have had no transfers of our investments between levels during the fiscal years ended April 27, 2012 and April 29, 2011.

The following tables provide information by valuation input level used for measurement of fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as:
	Fair Value at April 27, 2012	Level 1	Level 2	Level 3
Assets:
Convertible debt security	$5,508,768	$––	$––	$5,508,768

		Fair Value Measurements Using Inputs Considered as:
	Fair Value at April 29, 2011	Level 1	Level 2	Level 3
Assets:
Convertible debt security	$5,209,590	$––	$––	$5,209,590

Investment in Convertible Debt Securities. Our investment above is in the convertible debt security of a collaborative partner, NeuroVista Corporation. The convertible debt security is considered ‘available-for-sale’ and therefore, on an annual basis, we measure this asset at fair value. The inputs to our valuation fall into Level 3 of the fair value hierarchy, as this investment is in a privately-held entity without quoted market prices. We use all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. We also employed an independent consultant to analyze the fair value of this instrument. NeuroVista is attempting to close an additional round of financing and has reached agreement with a potential strategic investor on the scope of a term sheet; however, there can be no assurance that the parties will agree on the terms of a binding agreement or that the financing round will close. If the financing round does not close, or alternative financing is not obtained, then it is possible that our investment in NeuroVista and related accrued interest could be negatively impacted, in part, or in the aggregate, and therefore could subsequently be valued at less than the fair market value as shown in our consolidated balance sheet as of April 27, 2012. In addition, adverse developments in clinical trials, regulations or technological changes could also negatively impact the fair value of this investment. See “Note 5. Long-Term Investments in Debt and Equity Securities” for further information regarding our investments in this convertible debt security.

The following table provides a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011
Beginning Balance	$5,209,590	$––
Net purchases and settlements	––	5,000,000
Interest accrual	299,178	209,590
Transfers in/(out) of Level 3	––	––
Total realized gains/(losses) included in net income	––	––
Total unrealized gains/(losses) included in other comprehensive income	––	––
Ending Balance	$5,508,768	$5,209,590

Investment in Equity Security. Our investment in equity consists of an investment in the convertible preferred stock of ImThera Medical, Inc., which we carry at cost, see “Note 5. Long-Term Investments in Debt and Equity Securities” for more details. We do not mark-to-market this investment. Each reporting period we review all information available to us related to this investee to identify any significant adverse effect on the fair value of our investment. If we identify events or changes in circumstances that indicates a decrease in value of this investment that is other than temporary, we would recognize the loss. The inputs to our fair value measurements are considered Level 3 in the fair value hierarchy. As of April 27, 2012, there has been no impairment of our investment in ImThera.

Convertible Notes. The Senior Subordinated Convertible Notes we issued are carried at historical cost, see “Note 7. Convertible Notes.” During the fiscal year ended April 27, 2012, we retired all but $4,000 of the remaining outstanding Convertible Notes. In prior periods, we estimated the fair value of this debt with inputs that fell into Level 2 by obtaining independent market analysis from a broker. At April 29, 2011, the fair value of the Convertible Notes was approximately $7.5 million based on the outstanding liability of $7.0 million.

Note 21.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“FASB ASU”) to the Revenue Recognition - Multiple-Deliverable Revenue Arrangements Topic of the FASB Accounting Standards Codification (“FASB ASC”). This FASB ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This FASB ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this FASB ASU for our fiscal year 2012, starting April 30, 2011, had no  impact on our consolidated statement of income or financial position.

In May 2011, the FASB issued an FASB ASU to the Fair Value Measurement Topic of the FASB ASC. This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, and (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective during interim and annual periods beginning after December 15, 2011. We plan to adopt this FASB ASU for the quarter ending July 27, 2012. The adoption of this FASB ASU will have no impact, other than presentation, on our consolidated statements of income or financial position.

In June 2011, the FASB issued an FASB ASU to the Comprehensive Income Topic of the FASB ASC. This update was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This FASB ASU will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that they be presented either: (i) as a continuous statement including net income and comprehensive income, or (ii) as two separate and consecutive statements. This FASB ASU is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We plan to adopt this FASB ASU for the quarter ending July 27, 2012. The adoption of this FASB ASU will have no impact, other than presentation, on our consolidated statement of income or financial position.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
4.1	Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.1
4.2	Supplemental Indenture dated April 18, 2008 to the Indenture dated September 27, 2005 between Cyberonics, Inc. and Wells Fargo Bank, National Association, as Trustee	Cyberonics, Inc.’s Current Report on Form 8-K filed on April 24, 2008	000-19806	10.2
4.3	Registration Rights Agreement dated September 27, 2005 between Cyberonics, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.2
4.4	Form of Confirmation of OTC Convertible Note Hedge executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.3
4.5	Form of Confirmation of OTC Warrant Transaction executed September 21, 2005 to be effective September 27, 2005	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 3, 2005	000-19806	10.4
10.1	License Agreement dated March 15, 1988 between Cyberonics, Inc. and Dr. Jacob Zabara	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.1
10.2	License Agreement dated August 22, 2000 between Cyberonics, Inc. and Dr. Mitchell S. Roslin	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.3#	Exclusive Patent License Agreement dated December 17, 2007 between Cyberonics, Inc. and Ethicon Endo-Surgery, Inc.	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2008	000-19806	10.1
10.4
Purchase and Sale Agreement dated September 6, 2011 between Cyberonics, Inc., as Purchaser, and  NNN 100 Cyberonics Drive, LLC; NNN 100 Cyberonics Drive 1, LLC; NNN 100 Cyberonics Drive 2, LLC; NNN 100 Cyberonics Drive 3, LLC; NNN 100 Cyberonics Drive 4, LLC; NNN 100 Cyberonics Drive 5, LLC; NNN 100 Cyberonics Drive 6, LLC; NNN 100 Cyberonics Drive 7, LLC; NNN 100 Cyberonics Drive 8, LLC; NNN 100 Cyberonics Drive 9, LLC; NNN 100 Cyberonics Drive 10, LLC; NNN 100 Cyberonics Drive 11, LLC; NNN 100 Cyberonics Drive 12, LLC; NNN 100 Cyberonics Drive 13, LLC; and NNN 100 Cyberonics Drive 14, LLC, as Sellers
		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.1
10.5
First Amendment to Purchase Agreement dated September 14, 2011 between Cyberonics, Inc., as Purchaser, and  NNN 100 Cyberonics Drive, LLC; NNN 100 Cyberonics Drive 1, LLC; NNN 100 Cyberonics Drive 2, LLC; NNN 100 Cyberonics Drive 3, LLC; NNN 100 Cyberonics Drive 4, LLC; NNN 100 Cyberonics Drive 5, LLC; NNN 100 Cyberonics Drive 6, LLC; NNN 100 Cyberonics Drive 7, LLC; NNN 100 Cyberonics Drive 8, LLC; NNN 100 Cyberonics Drive 9, LLC; NNN 100 Cyberonics Drive 10, LLC; NNN 100 Cyberonics Drive 11, LLC; NNN 100 Cyberonics Drive 12, LLC; NNN 100 Cyberonics Drive 13, LLC; and NNN 100 Cyberonics Drive 14, LLC, as Sellers
		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.2
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.45†	Form of First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Mr. Browne)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
10.62†	Resignation Agreement dated February 24, 2012 between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012	000-19806	10.3
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002