Form 10-K/A
period 2012-04-27
CYBERONICS INC
filed 2012-06-18
CIK 864683

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A
Amendment No. 1

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

At June 11, 2012,  27, 393, 584 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of April 27, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

This Form 10-K/A is filed solely to correct a mischecked box on the cover page of our original Annual Report on Form 10-K for the fiscal year ended April 27, 2012.  On our original filing, we incorrectly checked the “No” box in response to the third instruction on the cover page regarding whether (1) registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  This Form 10-K/A correctly shows the “Yes” box checked in response to the third instruction.

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

Date: June 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON* Hugh M. Morrison	Chairman of the Board of Directors	June 18, 2012

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 18, 2012

/s/ GREGORY H. BROWNE Gregory H. Browne	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 18, 2012

/s/ GUY C. JACKSON* Guy C. Jackson	Director	June 18, 2012

/s/ JOSEPH E. LAPTEWICZ* Joseph E. Laptewicz	Director	June 18, 2012

/s/ ALFRED J. NOVAK* Alfred J. Novak	Director	June 18, 2012

/s/ ARTHUR L. ROSENTHAL PH.D.* Arthur L. Rosenthal, Ph.D.	Director	June 18, 2012

/s/ JON T. TREMMEL* Jon T. Tremmel	Director	June 18, 2012

*By: /s/ DANIEL J. MOORE Daniel J. Moore, Attorney-in-fact

*By: /s/ GREGORY H. BROWNE Gregory H. Browne, Attorney-in-fact