Form 10-Q
period 2012-07-27
CYBERONICS INC
filed 2012-08-28
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 27, 2012 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2012
Common Stock $0.01 par value	27,588,794

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiary (Cyberonics Europe BVBA).
______________

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Thirteen Weeks Ended
	July 27, 2012	July 29, 2011
Net sales	$60,321,172	$52,662,076
Cost of sales	5,011,177	6,922,034
Gross profit	55,309,995	45,740,042
Operating expenses:
Selling, general and administrative	28,323,316	26,008,430
Research and development	9,719,303	8,221,426
Total operating expenses	38,042,619	34,229,856
Income from operations	17,267,376	11,510,186
Interest income	7,079	80,037
Interest expense	(28,784)	(91,035)
Impairment of investment	(4,058,768)	—
Other income	67,348	117,553
Income before income taxes	13,254,251	11,616,741
Income tax expense	5,179,218	4,732,187
Net income	$8,075,033	$6,884,554

Basic income per share	$0.29	$0.24
Diluted income per share	$0.29	$0.24

Shares used in computing basic income per share	27,493,419	28,224,094
Shares used in computing diluted income per share	27,937,237	28,724,294

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
CYBERONICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Thirteen Weeks Ended
	July 27, 2012	July 29, 2011
Net income	$8,075,033	$6,884,554
Other comprehensive income (loss):
Foreign currency translation adjustment	(679,795)	164,299
Total other comprehensive income (loss)	(679,795)	164,299
Total comprehensive income	$7,395,238	$7,048,853

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2012	April 27, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$102,292,023	$96,654,275
Accounts receivable, net	31,756,804	29,266,847
Inventories	14,334,782	14,385,875
Deferred tax assets	12,481,594	16,994,209
Other current assets	2,756,742	3,801,705
Total Current Assets	163,621,945	161,102,911
Property, plant and equipment, net	22,387,709	22,160,671
Intangible assets, net	6,811,141	4,509,612
Long-term investments	5,450,000	9,508,768
Deferred tax assets	14,265,574	14,265,574
Other assets	292,028	360,659
Total Assets	$212,828,397	$211,908,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,307,537	$4,886,448
Accrued liabilities	14, 671,364	18,146,188
Convertible notes	4,000	4,000
Total Current Liabilities	18, 982,901	23,036,636
Long-term liabilities	5,027,555	5,402,189
Total Liabilities	24,010,456	28,438,825
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 30,993,853 shares issued and 27,584,644 shares outstanding at July 27, 2012; and 30,638,605 shares issued and 27,529,320 shares outstanding at April 27, 2012	309,939	306,386
Additional paid-in capital	331,875,648	321,960,886
Common stock warrants	25,200,000	25,200,000
Treasury stock, 3,409,209 and 3,109,285 common shares at July 27, 2012 and April 27, 2012, respectively, at cost	(95,116,195)	(83,151,212)
Accumulated other comprehensive income (loss)	(257,993)	421,801
Accumulated deficit	(73,193,458)	(81,268,491)
Total Stockholders' Equity	188,817,941	183,469,370
Total Liabilities and Stockholders' Equity	$212,828,397	$211,908,195

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Thirteen Weeks Ended
	July 27, 2012	July 29, 2011

Cash Flow From Operating Activities:
Net income	$8,075,033	$6,884,554
Non-cash items included in net income:
Depreciation	924,637	746,580
Amortization	198,471	196,016
Stock-based compensation	4,406,533	2,714,933
Deferred income taxes	4,112,304	4,273,905
Deferred license revenue amortization	(373,492)	(373,492)
Impairment of investment	4,058,768	—
Unrealized loss in foreign currency transactions and other	152,980	247,443
Changes in operating assets and liabilities:
Accounts receivable, net	(2,801,911)	(1,231,177)
Inventories	(136,270)	1,491,366
Other current assets	996,345	549,866
Other assets	4,846	145,135
Accounts payable and accrued liabilities	(4,686,429)	(5,684,369)
Net cash provided by operating activities	14,931,815	9,960,760

Cash Flow From Investing Activities:
Intangible asset purchases	(2,500,000)	(500,000)
Purchases of plant and equipment	(1,165,358)	(2,288,343)
Net cash used in investing activities	(3,665,358)	(2,788,343)

Cash Flow From Financing Activities:
Proceeds from exercise of options for common stock	6,179,777	292,155
Purchase of treasury stock	(11,964,983)	(15,528,299)
Realized excess tax benefits – stock compensation based	400,311	—
Net cash used in financing activities	(5,384,895)	(15,236,144)

Effect of exchange rate changes on cash and cash equivalents	(243,814)	360,272
Net increase (decrease) in cash and cash equivalents	5,637,748	(7,703,455)
Cash and cash equivalents at beginning of period	96,654,275	89,313,850
Cash and cash equivalents at end of period	$102,292,023	$81,610,395

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$27,495	$25,908
Cash paid for income taxes	$361,983	$18,227
Supplementary Disclosures of Non-Cash Investing Activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$94,290	$191,180

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended July 27, 2012

Note 1.  Basis of Presentation and Use of Accounting Estimates

The accompanying unaudited condensed consolidated financial statements of Cyberonics, Inc and subsidiaries (“Cyberonics”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 27, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 26, 2013. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2012 (“2012 Form 10-K”).

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

The fiscal years 2013 and 2012 will end or ended on April 26, 2013 and April 27, 2012, respectively.

Note 2.  Accounts Receivable

Accounts receivables, net consisted of the following:

	July 27, 2012	April 27, 2012
Accounts receivable	$32,363,843	$29,851,433
Allowance for bad debt	(607,039)	(584,586)
	$31,756,804	$29,266,847

Note 3.  Inventories

Inventories consisted of the following:

	July 27, 2012	April 27, 2012
Raw materials	$4,373,718	$4,852,086
Work-in-process	4,551,558	4,057,838
Finished goods	5,409,506	5,475,951
	$14,334,782	$14,385,875

Index

Note 4.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following:

	July 27, 2012	April 27, 2012
Land	$631,000	$631,000
Building and building improvements	15,882,927	15,810,649
Equipment, furniture and fixtures	30,873,417	30,258,410
Leasehold improvements	1,008,112	1,018,710
Capital investment in process	2,671,888	2,273,540
	51,067,344	49,992,309
Accumulated depreciation	(28,679,635)	(27,831,638)
	$22,387,709	$22,160,671

Note 5.  Intangible Assets

    Schedules of finite-lived intangible assets:

	For the Thirteen Weeks Ended July 27, 2012
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$5,660,000	$125,000	$5,785,000
Acquisitions	2,500,000	––	2,500,000
Ending balance gross carrying amount	8,160,000	125,000	8,285,000
Accumulated amortization	(1,454,796)	(19,063)	(1,473,859)
Net	$6,705,204	$105,937	$6,811,141

	For the Thirteen Weeks Ended July 29, 2011
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$5,370,000	$474,401	$5,844,401
Acquisitions	500,000	––	500,000
Ending balance gross carrying amount	5,870,000	474,401	6,344,401
Accumulated amortization	(777,624)	(24,936)	(802,560)
Net	$5,092,376	$449,465	$5,541,841

(1)
Developed Technology Rights include purchased exclusive patent and know-how licenses with finite lives, primarily related to seizure detection algorithms, wireless communication technology, rechargeable battery technology and a magnetic resonance imaging (“MRI”) tolerant implantable lead.

(2)	License Agreements include purchased non-exclusive technology licenses with finite lives primarily related to chip architecture for the detection and processing of heart signals.

    The weighted average amortization period in years for our intangible assets at July 27, 2012:

Developed Technology Rights	11
License Agreements	9

Index

    Aggregate intangible asset amortization was $198,471, and $196,016 for the quarter ended July 27, 2012 and July 29, 2011, respectively, which was reported in research and development expense in the condensed consolidated statements of net income. Estimated future amortization expense based on our finite-lived intangible assets at July 27, 2012:

For the remaining periods in fiscal year 2013	$652,137
Fiscal year 2014	869,516
Fiscal year 2015	869,516
Fiscal year 2016 (53 week year)	886,237
Fiscal year 2017	869,516

Note 6. Long-Term Investments in Debt and Equity Securities

Detail of long-term investments in debt and equity securities:

	July 27, 2012	April 27, 2012
Available-for-sale convertible debt security (1)	$1,450,000	$5,508,768
Cost method equity security (2)	4,000,000	4,000,000
Carrying amount – long-term investments	$5,450,000	$9,508,768

(1)
The available-for-sale convertible debt security was issued by NeuroVista Corporation (“NeuroVista”). NeuroVista is a privately-held company focused on the development of an implantable device that is intended to inform patients when seizures are unlikely to occur, as well as to alert caregivers when seizures do occur. This debt matures in May 2013, unless converted to stock earlier. The interest rate is 6%, which accumulates over the life of the loan and is payable at maturity or convertible to stock. Cumulative interest was included in the carrying value of the investment as of April 27, 2012. We recorded a loss based on a decline in our estimate of the fair value of this investment during the quarter ended July 27, 2012 that was considered other-than-temporary. Refer to “Note 15. Fair Value Measurements” for further details regarding the fair value assessment of this security and the impairment loss recorded.

(2)
The cost-method equity security investment consists of $4.0 million of convertible preferred stock of ImThera Medical, Inc., which we acquired in October 2011. ImThera is a privately-held company focused on the development of a neurostimulation device system for the treatment of obstructive sleep apnea. This investment resulted in a noncontrolling ownership interest in ImThera.  We are contractually committed to purchase two additional tranches of convertible preferred stock of $4.0 million per tranche contingent on ImThera attaining certain performance goals. See “Note 15. Fair Value Measurements” for further details regarding our impairment policy for this security.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	July 27, 2012	April 27, 2012
Payroll and other compensation	$10,297,670	$14,540,169
Income tax and other tax accruals	1,576,965	1,011,457
Clinical costs	854,035	790,081
Other	1,942,694	1,804,481
	$14,671,364	$18,146,188

Index

Note 8. Warrants

    In September 2005, in conjunction with the issuance of $125 million senior subordinated convertible notes (“Convertible Notes”), of which $4,000 of Convertible Notes remain outstanding, we sold warrants for $25.2 million to Merrill Lynch International. The warrants are recorded in stockholders’ equity on the condensed consolidated balance sheets.  The warrants entitle the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. The warrants may be cash-settled, at our election, for the excess, if any, over $50.00 of the arithmetic mean of the closing price of our common stock for the 15 trading days starting September 27, 2012 (“Averaging Period”), multiplied by the number of warrants. Alternatively, the warrants may be settled for an equivalent value in shares of our common stock.  The settlement date, if required, will be the third business day following the Averaging Period. Payment due, if any, upon settlement of the Warrants will be a reduction of stockholders' equity.

Note 9.  Long-Term Liabilities

Long-term liabilities consisted of the following:

	July 27, 2012	April 27, 2012
Deferred license revenue	$2,588,345	$2,961,837
Liability for uncertain tax benefits	2,260,226	2,260,226
Accrued clinical studies and other	178,984	180,126
	$5,027,555	$5,402,189

Note 10.  Commitments and Contingencies

Litigation. On July 24, 2012, the United States District Court for the District of New Jersey unsealed a qui tam action filed against Cyberonics, Inc. under the Federal False Claims Act (“FCA”) and the false claims statutes of 21 different states.  The FCA prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program.  A “qui tam” action is a lawsuit brought by a private individual purporting to act on behalf of the government.  The government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit.  The United States Department of Justice declined to intervene in this qui tam action, which was filed under seal on March 9, 2010 by Stefan P. Kruszewski, M.D., but reserved the right to do so in the future. As of August 27, 2012, we have not been served with the complaint. The lawsuit alleges that we violated the FCA and various state false claims statutes while marketing our VNS Therapy System for the treatment of chronic treatment-resistant depression (“TRD”) and seeks an unspecified amount consisting of treble damages, civil penalties, and attorneys’ fees.  We believe that our marketing practices were and are in compliance with applicable legal standards, and we intend to defend this case vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action, and we cannot estimate a range of potential loss or damages.

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income.

Post-Approval Conditions.  Pursuant to the post-approval conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for TRD in July 2005, we were required to conduct a longitudinal registry that follows patients with TRD for up to five years in two groups – one group of patients with TRD receiving VNS Therapy and one other group of patients with TRD receiving ongoing treatment-as-usual. We expect the TRD registry to be completed in calendar year 2017. We expect to spend $0.9 million over the next five years for the TRD registry. In addition, we have agreements associated with our other clinical studies and registries, in connection with which we expect to spend approximately $3.4 million over the next three years.

Index

License Agreements. We executed a license agreement, dated March 15, 1988, with Dr. Jacob Zabara, that provided us with worldwide exclusive rights under a number of U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy® System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we paid royalties at a rate of 3% of net sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the date the last of these patents expired. The royalty payments pursuant to this agreement were expensed as cost of goods sold as incurred and amounted to $0 and $1.2 million for the thirteen weeks ended July 27, 2012 and July 29, 2011, respectively. We have no other royalty payments as a component of cost of goods sold.

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain of our patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment, plus a royalty on future commercial sales of any product covered by the licensed patents. The unamortized deferred revenue in our condensed consolidated statement of position as of July 27, 2012 is $2.6 million.  We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.

We have entered into license, technology and product development agreements with collaboration partners related primarily to seizure detection algorithms, wireless communication technology, rechargeable battery technology and a MRI-tolerant implantable lead.  We expect to spend approximately $5.5 million over the next five years under these agreements for future license fees, royalty payments, consulting fees and patent fees. Future payments by us under these agreements are contingent on some or all of the following conditions: (i) delivery of technology and related documentation by specified dates, (ii) delivery of consulting and support services, and (iii) the incorporation of the licensed technology in our products.

Lease Agreements.  We lease the following facilities and equipment with non-cancellable leases, accounted for as operating leases: (i) an off-site facility in Austin, Texas as part of our disaster contingency plans, (ii) an administrative and sales office in Brussels, Belgium, (iii) several sales offices elsewhere in Europe, (iv) sales offices in Beijing, China and Hong Kong and (v) transportation and office equipment.  During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas and terminated the related lease.

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

Other Commitments. We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such a capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is not estimable. In addition, as part of our stock-based compensation plans, we could be obligated, as of August 15, 2012, to repurchase from our employees as many as 397,563 shares of our common stock prior to the period ending June 15, 2016 to permit our employees to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.

Index

Note 11.  Stock Incentive and Purchase Plans

Stock-Based Compensation

Amounts of stock-based compensation recognized in the condensed consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended
	July 27, 2012	July 29, 2011
Cost of goods sold	$188,885	$162,047
Selling, general and administrative	2,778,942	2,198,665
Research and development	1,438,706	354,221
Total stock-based compensation expense	$4,406,533	$2,714,933

Amounts of stock-based compensation expense recognized in the condensed consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended
	July 27, 2012	July 29, 2011
Stock option awards	$875,218	$605,773
Service-based restricted and restricted stock unit awards	1,975,803	2,038,570
Performance-based restricted stock and restricted stock unit awards	1,555,512	70,590
Total stock-based compensation expense	$4,406,533	$2,714,933

Stock Option Activity

The following table details the activity for stock option awards:

	For the Thirteen Weeks Ended July 27, 2012
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 27, 2012	1,441,057	$23.75
Granted	195,305	42.52
Exercised	(265,400)	23.14
Forfeited	––	––
Expired	(1,000)	42.51
Outstanding — at July 27, 2012	1,369,962	26.53	6.51	$24,062,299
Fully vested and exercisable — end of period	778,478	23.85	4.78	15,519,897
Fully vested and expected to vest — end of period (2)	1,325,888	26.36	6.42	23,500,223

(1)
The intrinsic value of an option is the difference between the fair market value of the underlying stock at July 27, 2012, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Fully vested and expected to vest factors in expected forfeitures.

Index

Restricted Stock and Restricted Stock Unit Awards

The following table details the activity for service-based restricted stock and restricted stock unit awards:

	For the Thirteen Weeks Ended July 27, 2012
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 27, 2012	639,033	$20.75
Granted	88,797	42.52
Vested	(319,209)	15.34
Forfeited	––	––
Non-vested shares at July 27, 2012	408,621	$29.70

The following table details the activity for performance-based restricted stock and restricted stock unit awards and restricted stock market-based awards:

	For the Thirteen Weeks Ended July 27, 2012
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 27, 2012	464,125	$25.36
Granted	––	––
Vested	(32,210)	25.71
Forfeited	––	––
Non-vested shares at July 27, 2012	431,915	$25.34

Note 12.  Income Taxes

Our effective tax rate for the quarter ended July 27, 2012 was 39.1%, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and permanent differences. Our effective tax rate for the quarter ended July 29, 2011 was 40.7%, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting.

Note 13.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended
Numerator:	July 27, 2012	July 29, 2011
Net income	$8,075,033	$6,884,554
Effect of Convertible Notes	––	39,681
Diluted income	$8,075,033	$6,924,235

Denominator:
Basic weighted average shares outstanding	27,493,419	28,224,094
Stock options	443,818	330,369
Convertible Notes	––	169,831
Diluted weighted average shares outstanding	27,937,237	28,724,294
Basic income per share	$0.29	$0.24
Diluted income per share	$0.29	$0.24

Index

Antidilutive securities excluded from the computation of earnings per share:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	July 27, 2012	July 29, 2011
Stock options (1)	163,776	293,925
Restricted stock units (2)	57,341	––
Warrants (3)	3,012,050	3,012,050

(1)	Outstanding options to purchase common shares that are excluded from the computation of earnings per share because to include them would have been anti-dilutive.
(2)	Restricted stock units that are non-participatory and contingently issuable based on future performance are excluded from the computation of earnings per share.
(3)
In September 2005, in conjunction with the issuance of our Convertible Notes, we sold common stock warrants. The warrants entitle the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. The warrants may be cash-settled, at our election, for the excess, if any, over $50.00 of the arithmetic mean of the closing price of our common stock for the 15 trading days starting September 27, 2012 (“Averaging Period”), multiplied by the number of warrants. Alternatively, the warrants may be settled for an equivalent value in shares of our common stock. The settlement date, if required, will be the third business day following the Averaging Period. The exercise price of the warrants exceeded the average market price of our stock for the periods presented and to include them would have been anti-dilutive.

Note 14. Foreign Currency Exposure

Due to the global reach of our business, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. At times, we enter into foreign currency forward contracts to partially offset our foreign currency exchange gains and losses. During the quarter ended July 29, 2011, we entered into contracts with nominal amounts totaling €10.0 million. As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA, and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we did not enter into a foreign currency derivative during the quarter ended July 27, 2012; however, in the future we may hedge our exposure to foreign currency transactions.

The pre-tax net gain resulting from foreign currency forward contract activity was included in Other Income on the condensed consolidated statements of income:

Derivative	Thirteen weeks ended July 27, 2012	Thirteen weeks ended July 29, 2011
Euro forward contracts	$––	$392,000

The gain above was the result of the net cash settlement of a foreign currency derivative contract.

Note 15. Fair Value Measurements

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

Index

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. We have had no transfers of our investments between levels during the thirteen weeks ended July 27, 2012 and July 29, 2011.

The following tables provide information by valuation input level used for measurement of fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as:
	Fair Value at July 27, 2012	Level 1	Level 2	Level 3
Assets:
Convertible debt security	$1,450,000	$––	$––	$1,450,000

		Fair Value Measurements Using Inputs Considered as:
	Fair Value at April 27, 2012	Level 1	Level 2	Level 3
Assets:
Convertible debt security	$5,508,768	$––	$––	$5,508,768

Investment in Convertible Debt Security. The investment above is a convertible debt security issued by NeuroVista, which we purchased in August 2010. This convertible debt security is considered ‘available-for-sale’, which we measure at fair value. At April 27, 2012, we estimated that the carrying cost, which consisted of the initial investment of $5.0 million plus accumulated unpaid interest, was equal to fair value. The inputs to our valuation fell into Level 3 of the fair value hierarchy, as this investment was issued by a privately-held entity without quoted market prices. We used all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. In addition, we also employed an independent consultant to analyze the fair value. However, during the quarter ended July 27, 2012, we determined that the fair value of this investment was less than the carrying value and that the resulting impairment loss was other-than-temporary. We believe that NeuroVista is unlikely to close an additional round of financing. We estimated the fair value of the debt instrument at $1,450,000, which represents the fair value of the underlying assets, including intellectual property, clinical data, capital equipment and proprietary software. See “Note 6. Long-Term Investments in Debt and Equity Securities” for further information regarding our investments in this convertible debt security.

The following table provides a reconciliation of the beginning and ending balance of the NeuroVista convertible debt instrument measured at fair value on a recurring basis for which we used significant unobservable inputs (Level 3):

	Thirteen Weeks Ended July 27, 2012	Thirteen Weeks Ended July 29, 2011
Beginning Balance	$5,508,768	$5,209,590
Net purchases and settlements	––	––
Interest accrual	––	74,794
Transfers in/(out) of Level 3	––	––
Total other-than-temporary impairment included in net income	(4,058,768)	––
Total unrealized gains/(losses) included in other comprehensive income	––	––
Ending Balance	$1,450,000	$5,284,384

Index

Investment in Equity Security. Our investment in equity consists of an investment in the convertible preferred stock of a privately held company, ImThera Medical, Inc., which we carry at cost, see “Note 6. Long-Term Investments in Debt and Equity Securities” for more details. We do not mark-to-market this investment. Each reporting period we review all information available to us related to this investee to identify any significant adverse effect on the fair value of our investment. If we identify events or changes in circumstances that indicates a decrease in value of this investment that is other than temporary, we would recognize the loss. The inputs to our fair value measurement are considered Level 3 in the fair value hierarchy. As of July 27, 2012, we have not identified an impairment of our investment in ImThera.

Note 16.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a FASB Accounting Standards Update (“ASU”) to the Fair Value Measurement Topic of the FASB Accounting Standards Codification (“ASC”). This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, and (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective for interim and annual periods beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact to our condensed consolidated financial statements of income or financial position other than a presentation impact in the Notes to our condensed consolidated financial statements.

In June 2011, the FASB issued a FASB ASU to the Comprehensive Income Topic of the FASB ASC. This update was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This FASB ASU requires that comprehensive income be presented either: (i) as a continuous statement including net income and comprehensive income, or (ii) as two separate and consecutive statements. This FASB ASU is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact, other than presentation, on our condensed consolidated financial statements of income or financial position.

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

—	Failure to maintain the current regulatory approvals for our epilepsy and depression indications;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection, expiration and validity of our intellectual property;
—	Changes in technology, including the development of superior or alternative technology or devices by competitors;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to attract or retain key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
—	Changes in customer spending patterns;
—	Continued volatility in the global market and worldwide economic conditions; and
—	Changes in tax laws or exposure to additional income tax liabilities.

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 27, 2012, (“2012 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen weeks ended July 27, 2012 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2012 Form 10-K.

Business Overview

We are a medical device company, incorporated as a Delaware corporation in 1987, engaged in the design, development, sales and marketing of implantable medical devices that provide a unique neuromodulation therapy, VNS Therapy, for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”) and other device solutions for the management of epilepsy.

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

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.  In November 2011, CMS announced calendar year 2012 final reimbursement rates, which increased by 6.4% for full systems and increased by 3.0% for generator-only replacements. In July 2012, CMS announced preliminary rates for calendar year 2013, which increased by 7.8% for full systems and 9.8% for generator-only replacements.

There can be no assurance that future changes to CMS reimbursement will not have an adverse effect on our future operating results. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

Coverage for VNS Therapy in depression has been extremely difficult to obtain, and we discontinued active commercial efforts for depression following a non-coverage decision by CMS in May 2007. Based on the results of a post-market dosing study, we plan to submit a request for reconsideration of the non-coverage decision with the objective of seeking coverage and reimbursement in depression, although there can be no assurance that this objective will be met.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac and brain-based seizure detection, rechargeable battery technology, wireless communication technology and improved lead technology. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in pre-clinical research related to the use of VNS Therapy for the treatment of chronic heart failure.

In August 2011, we announced that we discovered a hardware-related design issue with the AspireHC™ (High Capacity) Model 105 and AspireSR™ (Seizure Response) Model 106 generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve could be less than the output current programmed by a physician. While we believe that the generators do not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V., for  approval of the improved AspireHC generator.

In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed our limited commercial release of the generator in the U.S. With CE Mark approval in November 2011, we have begun limited commercial release in Europe.

In April 2011, we commenced a European clinical trial (E-36) to support regulatory approval in Europe of our AspireSR generator. The AspireSR generator is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. We suspended this trial in August 2011; however, we re-submitted the appropriate applications to re-start this trial and resumed patient enrollment in June 2012.

Index

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada and the European Union, the VNS Therapy System is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we were required to conduct two clinical studies on TRD patients:

—
One post-approval study, the dosing study, was a randomized study assessing three different stimulation intensities. We completed the 331-patient dosing study in February 2010 and submitted our final study report to the FDA in August 2010. In April 2012, we received notification from the FDA that we had fulfilled all study requirements related to the dosing study. Based on the results of the post-market dosing study, we are planning to submit a request for reconsideration of the non-coverage decision issued by  CMS in May 2007 with the objective of seeking coverage and reimbursement in depression, although there can be no assurance that these objectives will be met.

—
The other post-approval study, the TRD Registry, is a longitudinal study intended to follow patients with TRD in two treatment groups - one group receiving adjunctive VNS Therapy and the other group receiving treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015.

Proprietary protection for our products is important to our business.  We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Under the terms of our epilepsy patent license agreement we were paying royalties at a rate of 3% of net sales of generators and leads. The epilepsy patent expired on July 16, 2011, and as a result, we discontinued paying this royalty after the expiration date.  Also, as a result of the epilepsy patent expiration, it is possible that one or more competitors may enter this market. We do not have indication-specific patent coverage for vagus nerve stimulation for movement disorders (epilepsy) or for neuropsychiatric disorders (depression).

We continuously evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and technology agreements that may involve substantial future payments; see “Note 16. Commitments and Contingencies – License Agreements” in our condensed consolidated financial statements for additional information.

In order to accommodate expected growth of our business, to secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building in which we are headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and has approximately 144,000 square feet of manufacturing and office space. We currently occupy approximately 79% of this space. We are currently negotiating terms for the construction of a second manufacturing facility to be located in Costa Rica. We intend for this facility to manufacture product for our international markets and to be completed in fiscal year 2014 and operational in fiscal year 2015. In addition, we lease a 19,800 square foot Austin, Texas facility that we utilize for warehousing and distribution.

During the quarter ended July 27, 2012, we determined that the fair value of our investment in NeuroVista’s convertible debt security had fallen below the carrying value. Based upon our fair value review, we recorded an other-than-temporary impairment loss in the condensed consolidated statement of income of $4.1 million.

Significant Accounting Policies and Critical Accounting Estimates

For a full discussion of accounting policies that we identified as critical in the preparation of our consolidated results of operations and financial position, please refer to our 2012 Form 10-K.

Index

The preparation of our condensed consolidated financial statements, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the related notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, inventory valuation, useful lives for property and equipment, sales returns and allowances, recognition of licensing revenue, as well as the following:

Intangible Assets

Intangible assets, as shown on the condensed consolidated balance sheets, consisted of purchased licenses of patents and technology rights that we acquired to develop and maintain our competitive position. The patent and technology rights we purchased pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, a magnetic resonance imaging (“MRI”) compatible implantable lead and micro-processor technologies. We amortize our intangible assets on a straight-line basis, over an average period of 11 years, beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the patent or license or the estimated useful life of the product. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate either a different amortization period or impairment. The intangible asset is impaired if the technology no longer factors into our product commercialization plans or the carrying value exceeds future cash flows. The risks associated with achieving commercialization include, but are not limited to, failure of the acquired technology to function as planned, failure to obtain regulatory approvals for clinical trials, failure of clinical trials, failure to obtain regulatory approval to market, failure to obtain insurance reimbursement and patent litigation. Amortization and impairment are subject to a high degree of estimation and management judgment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. The carrying value of our intangible assets amounted to $6.8 million at July 27, 2012.

Investments in Debt and Equity Securities

We have invested in two privately-held, development-stage medical device companies, with a total carrying value of $5.5 million as of July 27, 2012. The first investment is a convertible debt instrument, which we account for at fair value as an available-for-sale debt security. During the quarter ended July 27, 2012, we determined that the fair value of this investment was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million in the condensed consolidated statement of income. The second investment consists of convertible preferred shares accounted for under the cost method. If we identify events or changes in circumstances that indicates a decrease in value of this investment that is other-than-temporary, we would recognize a loss. Fair value and impairment loss adjustments are subject to a high degree management judgment as these investments do not have quoted market prices. We cannot guarantee that our investments will be successful or that further impairments will not adversely affect our condensed consolidated balance sheets, statements of income or cash flows. See “Note 6. Long-Term Investments in Debt and Equity Securities” and “Note 15. Fair Value Measurements,” for further details of these investments.

Stock-Based Compensation

    Market and Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. We grant restricted stock and restricted stock unit awards that vest based on the satisfaction of market or performance conditions. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period estimate based on our judgment of likely future performance and our stock price volatility. The fair value of performance-based awards is based on the market closing price of our common stock on the grant date. Compensation expense for performance-based awards is estimated based on our judgment of likely future performance and may be adjusted significantly in future periods, depending on actual performance.

Index

Recognized compensation cost for performance-based and market-based restricted stock and restricted stock unit awards for the thirteen weeks ended July 27, 2012 and July 29, 2011 was $1.5 million and $0.1 million, respectively.

Income taxes

Our effective tax rate is based on income, statutory tax rates, and permanent differences. We establish reserves when we believe that certain tax positions are likely to be challenged and we may not prevail. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities and reevaluate the technical merits of our tax positions. Our reserve for uncertain tax positions is subject to a high degree of estimation and management judgment. Although we believe that we have adequate reserves, positions taken by taxing authorities could have a material impact on our effective tax rate in future periods.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions.  We are currently under audit by the Internal Revenue Service (“IRS”) in connection with our fiscal years ended April 24, 2009 and April 30, 2010. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of this audit, and the actual outcome of this audit could have a material impact on our consolidated results of income, financial position or cash flows. We anticipate that this IRS audit will be completed during the quarter ending October 26, 2012.

Our effective tax rate for the quarter ended July 27, 2012 was 39.1%, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes and permanent differences. This rate does not include the impact of the federal research and development tax credit because the credit has not yet been extended for calendar year 2012.

Restricted stock, restricted stock units and stock options vested or were exercised during the quarter ended July 27, 2012.  The difference between the tax deduction on the vesting or exercise date and the financial statement expense creates an excess tax benefit (windfall) or tax deficiency (shortfall.).  If a windfall benefit can be utilized to reduce income taxes payable, the windfall benefit will offset the shortfall deficiency; if not, then the shortfall is recognized as a discrete item in the quarter in which it occurs. Due to our net operating losses and the utilization of net operating loss carryforwards, prior to the quarter ended July 27, 2012, we have been unable to offset shortfalls with windfalls and have been required to recognize shortfalls as a discrete tax expense in the quarter in which they occur.  For the fiscal year ending April 26, 2013, we are forecasting the utilization of windfall benefits to offset income taxes payable; therefore, shortfalls should have no impact on the effective tax rate.

As of July 27, 2012, we have not provided for U.S. income taxes for the undistributed earnings of our subsidiary in France. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	July 27, 2012	July 29, 2011	% Change
Net Product Sales by Geographic Area:
U.S.	$50,884	$43,349	17.4%
International	9,064	8,940	1.4%
Total net product sales	$59,948	$52,289	14.6%

Unit Sales by Geographic Area:
U.S.	2,311	2,052	12.6%
International	745	748	(0.4%	)
Total unit sales	3,056	2,800	9.1%

Licensing Revenue	$373	$373	(0.0%)

U.S. net product sales for the thirteen weeks ended July 27, 2012 increased by $7.5 million, or 17.4%, as compared to the thirteen weeks ended July 29, 2011, due to a sales volume increase of 12.6% and increased average selling prices of 4.8%. The average selling price increased due to continued higher market penetration of our AspireHC generator and price increases in January 2012.

International net product sales for the thirteen weeks ended July 27, 2012 increased by $0.1 million, or 1.4%, as compared to the thirteen weeks ended July 29, 2011, due to an increased average selling price of 1.8% offset by a sales volume decrease of 0.4%. The average selling prices increased due to reduced product discounting and a higher proportion of direct sales as opposed to sales to distributors, which was offset by an unfavorable foreign currency impact of 7.6% or $0.7 million. On a constant currency basis, international sales increased by 9.8%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	Thirteen Weeks Ended
	July 27, 2012	July 29, 2011
Cost of sales	8.3%	13.1%
Selling, general and administrative	47.0%	49.4%
Research and development	16.1%	15.6%

Index

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales as a percent of net sales for the thirteen weeks ended July 27, 2012 decreased by 4.8 percentage points to 8.3% when compared to the thirteen weeks ended July 29, 2011. This decrease was partially the result of the discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date in July 2011. We paid no royalty fees pursuant to the epilepsy patent during the thirteen weeks ended July 27, 2012; whereas, we paid $1.2 million in royalty fees during the thirteen weeks ended July 29, 2011. The decrease was also partially due to product withdrawal costs of the AspireHC and AspireSR generators that were included in the cost of sales for the quarter ended July 29, 2011. Refer to the ‘Product Withdrawal’ paragraph below for more information. Finally, the decrease was also partially due to the savings realized after the purchase of our headquarters during the quarter ended October 28, 2011.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks ended July 27, 2012, as a percentage of net sales, decreased by 2.4 percentage points to 47.0%, as compared to the thirteen weeks ended July 29, 2011. This decrease was primarily the result of cost savings generated from the purchase of our headquarters building and more efficient use of our sales and marketing expenditures.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended July 27, 2012 increased, as a percentage of net sales, by 0.5 percentage points to 16.1%, as compared to the thirteen weeks ended July 29, 2011. This increase was primarily due to an increase in stock-based compensation related to both our product development efforts for the treatment of refractory epilepsy and our pre-clinical development efforts with respect to VNS treatment of chronic heart failure.

Impairment of Investment

During the quarter ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista, a development-stage medical device company, was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million.

Affordable Care Act

We are evaluating the impact of section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act, which establishes a 2.3% excise tax on medical devices sold domestically. This excise tax will negatively impact our income before income taxes beginning in January 2013. We anticipate the impact to be approximately $1.5 million for the four month period between enactment and the end of our fiscal year; the full-year impact of the tax in our fiscal year 2014 is expected to be in excess of $5.0 million.

Income Taxes

Our effective tax rate for the quarter ended July 27, 2012 was 39.1%, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and permanent differences. Our effective tax rate for the quarter ended July 29, 2011 was 40.7%, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting.

Index

Product Withdrawal

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician. While we believe that the generators did not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 AspireSR generator clinical trial, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and its European notified body, DEKRA Certification, B.V. for the approval of the improved AspireHC generator. For the thirteen weeks ended July 29, 2011, we recognized expense of $793,000, net of tax, related to the product withdrawal. In total we recognized $799,000, net of tax. In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed our limited commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe. The E-36 AspireSR generator clinical trial was suspended in August 2011; however, we re-submitted the appropriate applications and resumed patient enrollment in June 2012.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents increased by approximately $5.6 million to $102.3 million during the thirteen weeks ended July 27, 2012. This increase was primarily due to an increase in cash from operations of $14.9 million, plus the proceeds from the exercise of compensatory stock options of $6.2 million, partially offset by repurchases of treasury stock of $12.0 million and investing activities of $3.7 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 27, 2012 and July 29, 2011 was as follows (in thousands):

	Thirteen Weeks Ended
	July 27, 2012	July 29, 2011	Change
Operating activities	$14,932	$9,961	$4,971
Investing activities	(3,665)	(2,788)	(877)
Financing activities	(5,385)	(15,236)	9,851
Effect of exchange rate changes on cash and cash equivalents	(244)	360	(604)
Net increase (decrease) in cash and cash equivalents	$5,638	$(7,703)	$13,341

Operating Activities

Cash provided by operating activities during the thirteen weeks ended July 27, 2012 was $14.9 million and was primarily due to net income of $10.6 million, plus non-cash income and expense items of $11.2 million, offset by cash used in operating assets and liabilities of $6.9 million. Non-cash items consisted primarily of deferred income tax expense of $6.4 million and stock-based compensation expense of $4.4 million. Cash used for operating assets and liabilities included a decrease in accounts payables and accrued liabilities of $5.0 million and an increase in accounts receivable of $2.8 million. Cash provided by operating assets included a decrease accounts payable and accrued liabilities primarily due to reduced compensation accruals based on timing of payments. Accounts receivable increased due to increased sales.

Index

Investing Activities

Cash used in investing activities during the thirteen weeks ended July 27, 2012 was $3.7 million, which was due to purchases of property and equipment of $1.2 million and a $2.5 million acquisition of intangible assets focused on development of a neurostimulation device with cardiac-based seizure detection and MRI-compatible leads. The property and equipment expenditures were primarily for infrastructure development, including the build-out of our leased Austin, Texas facility. We expect to expend approximately $17 million for infrastructure development during fiscal year 2013.

Financing Activities

Cash used in financing activities during the thirteen weeks ended July 27, 2012 was $5.4 million due to the purchases of treasury stock of $12.0 million, partially offset by proceeds from the exercise of compensatory stock options of $6.2 million and excess tax benefit from the exercise of stock options and vesting of restricted shares. Our Board of Directors authorizes purchases of our common stock on the open market. In November 2011, the Board authorized the repurchase of 1,000,000 shares, of which 640,000 shares were purchased prior to the end of our fiscal quarter on July 27, 2012. The volume of treasury stock purchased and the timing of such purchases depend on market conditions and other factors. Employee exercises of compensatory stock options also depend on market conditions and other factors.

Debt Instruments and Related Covenants

Convertible Notes

Holders tendered $7,044,000 of our Convertible Notes for redemption on December 27, 2011, as permitted by an amendment to our indenture for the Convertible Notes. The balance of our Convertible Notes as of July 29, 2011 and July 27, 2012 was $7,048,000 and $4,000, respectively.

Contractual Obligations

A summary of contractual obligations as of July 27, 2012 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$903,467	$811,850	$451,319	$243,931	$2,410,567
Inventory purchases (2)	2,634,067	13,400	—	—	2,647,467
Other (3)	3,274,331	2,310,799	578,700	—	6,163,830
Total (4)	$6,811,865	$3,136,049	$1,030,019	$243,931	$11,221,864

(1)	Reflects operating lease obligations related to facilities, office equipment and automobiles. The facility lease obligations relate primarily to our Austin, Texas facility and our foreign operations.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)
Reflects certain purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events and an information technology service agreement. Also included are expected future payments for services under cancellable contracts for clinical research. In addition, we included expected future payments for patent and technology licensing rights under cancellable contracts, including minimum royalty payments and required consulting fees.

(4)	The table above does not reflect the unrecognized tax benefits of $6.1 million due to our inability to make a reasonably reliable estimate of the timing of any payments.

Index

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities for the next 12 months. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” previously.

Impact of New Accounting Pronouncements

See “Note 16. New Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements for a description of the impact of new accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates and concentration of credit that could adversely affect our condensed consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments.

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the second quarter of fiscal year 2011 and ending in the third quarter of fiscal year 2012, we entered into foreign currency forward derivative contracts to partially offset the foreign currency exchange gains and losses generated primarily by a foreign currency denominated receivable from our European subsidiary. In the third quarter of fiscal 2012, we recapitalized our European subsidiary, eliminated the inter-company euro receivable, and as a consequence, have not purchased a foreign currency derivative since. In the future, we may use non-speculative hedging to reduce our exposure to foreign currency transactions depending on cash flow in our European operations. We choose not to offset other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. Based on our exposure to foreign currency exchange rate risk, and not taking into consideration foreign currency derivative offsets, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the thirteen weeks ended July 27, 2012 would have been unfavorable by approximately $265,000 or 3.3%. Conversely, if the U.S. dollar had uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income after tax for the thirteen weeks ended July 27, 2012 would have been favorable by approximately $238,000 or 2.9%.

Concentration of Credit Risk

Our trade accounts receivable represent potential concentrations of credit risk. This risk is limited due to the large number of customers and their dispersion across a number of geographic areas. In addition, historically we have had strong collections and minimal write-offs. However, essentially all of our trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries, and accordingly, we are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems. For instance, our trade receivables in Italy and Spain at July 27, 2012, amounted to approximately $0.9 million, with a reserve for losses of $0.3 million. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that our reserves for losses are adequate.

Index

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 27, 2012.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended July 27, 2012, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Our material legal proceedings, if any, are discussed in “Note 10. Commitments and Contingencies - Litigation” in the Notes to Condensed Consolidated Financial Statements and are incorporated herein by reference.  While it is not possible to predict the outcome of the legal proceedings discussed in Note 10, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows.

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

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2012 Form 10-K.  There has been no material change in the risk factors set forth in our 2012 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
April 28 – June 1, 2012	120,000	$38.6102	120,000	425,000
June 2 – June 29, 2012	179,924	$40.1706	65,000	360,000
June 30 – July 27, 2012	—	—	—	360,000
Totals	299,924	$39.1585	185,000

(1)	Shares are purchased at market price.
(2)	On November 15, 2011, the Board of Directors authorized a program to repurchase up to 1.0 million shares. We repurchased 640,000 shares as of July 27, 2012.

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

Date:  August 28, 2012

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