Form 10-Q/A
period 2012-07-27
CYBERONICS INC
filed 2012-08-29
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

This Form 10-Q/A is filed solely to furnish our XBRL Interactive Data files for the quarter ended July 27, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 29, 2012

/s/ GREGORY H. BROWNE
Gregory H. Browne
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)