Form 10-Q
period 2012-10-26
CYBERONICS INC
filed 2012-11-19
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 26, 2012 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock $0.01 par value	27,720,469

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L., Cyberonics Latam S.R.L.).
______________

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011

Net sales	$62,955,645	$53,695,061	$123,276,816	$106,357,137
Cost of sales	5,169,804	4,160,664	10,180,981	11,082,699
Gross profit	57,785,841	49,534,397	113,095,835	95,274,438
Operating expenses:
Selling, general and administrative	27,569,480	25,580,233	55,892,796	51,588,663
Research and development	10,042,416	8,887,425	19,761,719	17,108,850
Total operating expenses	37,611,896	34,467,658	75,654,515	68,697,513
Income from operations	20,173,945	15,066,739	37,441,320	26,576,925
Interest income	12,426	80,282	19,505	160,319
Interest expense	(59,988)	(89,782)	(88,773)	(180,819)
Impairment of investment	––	––	(4,058,768)	––
Gain on warrants' liability	1,327,686	––	1,327,686	––
Other expense, net	(125,243)	(329,483)	(57,895)	(211,929)
Income before income taxes	21,328,826	14,727,756	34,583,075	26,344,496
Income tax expense	7,761,922	5,699,982	12,941,138	10,432,168
Net income	$13,566,904	$9,027,774	$21,641,937	$15,912,328

Basic income per share	$0.49	$0.32	$0.78	$0.57
Diluted income per share	$0.48	$0.32	$0.77	$0.56

Shares used in computing basic income per share	27,649,103	27,883,020	25,571,261	28,053,557
Shares used in computing diluted income per share	28,063,199	28,321,810	27,995,630	28,529,498

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011

Net income	$13,566,904	$9,027,774	$21,641,937	$15,912,328
Other comprehensive income (loss):
Foreign currency translation adjustment	391,608	113,846	(288,187)	278,145
Total other comprehensive income (loss)	391,608	113,846	(288,187)	278,145
Total comprehensive income	$13,958,512	$9,141,620	$21,353,750	$16,190,473

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2012	April 27, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$118,498,359	$96,654,275
Accounts receivable, net	36,882,532	29,266,847
Inventories	17,234,393	14,385,875
Deferred tax assets	5,188,141	16,994,209
Other current assets	2,088,527	3,801,705
Total Current Assets	179,891,952	161,102,911
Property, plant and equipment, net	24,344,266	22,160,671
Intangible assets, net	6,593,762	4,509,612
Long-term investments	8,038,200	9,508,768
Deferred tax assets	14,265,574	14,265,574
Other assets	395,223	360,659
Total Assets	$233,528,977	$211,908,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,398,757	$4,886,448
Accrued liabilities	18,653,060	18,146,188
Convertible notes	—	4,000
Total Current Liabilities	24,051,817	23,036,636
Long-term liabilities	4,653,682	5,402,189
Total Liabilities	28,705,499	28,438,825
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 31,138,057 shares issued and 27,720,469 shares outstanding at October 26, 2012; and 30,638,605 shares issued and 27,529,320 shares outstanding at April 27, 2012	311,380	306,386
Additional paid-in capital	351,141,020	321,960,886
Common stock warrants	8,400,000	25,200,000
Treasury stock, 3,417,588 and 3,109,285 common shares at October 26, 2012 and April 27, 2012, respectively, at cost	(95,535,983)	(83,151,212)
Accumulated other comprehensive income	133,615	421,801
Accumulated deficit	(59,626,554)	(81,268,491)
Total Stockholders' Equity	204,823,478	183,469,370
Total Liabilities and Stockholders' Equity	$233,528,977	$211,908,195

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011

Cash Flow From Operating Activities:
Net income	$21,641,937	$15,912,328
Non-cash items included in net income:
Depreciation	1,901,737	1,582,712
Amortization	415,850	385,256
Stock-based compensation	6,846,188	5,589,595
Deferred income taxes	11,279,443	9,369,864
Deferred license revenue amortization	(746,984)	(746,984)
Impairment of investment	4,058,768	—
Gain on warrants liability	(1,327,686)	—
Unrealized loss in foreign currency transactions and other	136,713	40,322
Changes in operating assets and liabilities:
Accounts receivable, net	(7,660,128)	(1,720,585)
Inventories	(2,946,896)	1,538,178
Other current assets	1,686,282	1,780,206
Other assets	4,908	307,989
Accounts payable and accrued liabilities	(1,213,060)	(2,392,617)
Net cash provided by operating activities	34,077,072	31,646,264

Cash Flow From Investing Activities:
Investment in convertible preferred stock	(2,588,200)	(4,000,000)
Intangible asset purchases	(2,500,000)	(500,000)
Purchases of property, plant and equipment	(4,086,775)	(15,232,296)
Net cash used in investing activities	(9,174,975)	(19,732,296)

Cash Flow From Financing Activities:
Proceeds from exercise of options for common stock	8,979,217	934,937
Purchase of treasury stock	(12,384,771)	(32,890,411)
Realized excess tax benefits – stock compensation based	526,625	—
Net cash used in financing activities	(2,878,929)	(31,955,474)

Effect of exchange rate changes on cash and cash equivalents	(179,084)	558,611
Net increase (decrease) in cash and cash equivalents	21,844,084	(19,482,895)
Cash and cash equivalents at beginning of period	96,654,275	89,313,850
Cash and cash equivalents at end of period	$118,498,359	$69,830,955

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$56,755	$156,283
Cash paid for income taxes	$1,484,733	$798,950
Supplementary Disclosures of Non-Cash Investing and Financing Activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$239,733	$133,856
Reclassification from common stock warrants to warrants' liability	$(3,649,637)	—
Reclassification from common stock warrants to additional paid-in-stock	$(13,150,363)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended October 26, 2012

Note 1.  Basis of Presentation and Use of Accounting Estimates

The accompanying condensed consolidated balance sheet at April 27, 2012 of Cyberonics, Inc. and its consolidated subsidiaries (“Cyberonics”), which has been derived from audited consolidated financial statements, and  unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended October 26, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 26, 2013. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2012 (“2012 Form 10-K”).

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

The fiscal years 2013 and 2012 will end or ended on April 26, 2013 and April 27, 2012, respectively.

Note 2.  Accounts Receivable

Accounts receivables, net consisted of the following:

	October 26, 2012	April 27, 2012
Accounts receivable	$37,209,551	$29,851,433
Allowance for bad debt	(327,019)	(584,586)
	$36,882,532	$29,266,847

Note 3.  Inventories

Inventories consisted of the following:

	October 26, 2012	April 27, 2012
Raw materials	$7,790,383	$4,852,086
Work-in-process	4,105,161	4,057,838
Finished goods	5,338,849	5,475,951
	$17,234,393	$14,385,875

Index

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 26, 2012	April 27, 2012
Land	$1,128,813	$631,000
Building and building improvements	16,061,793	15,810,649
Equipment, furniture and fixtures	31,833,307	30,258,410
Leasehold improvements	1,015,106	1,018,710
Capital investment in process	3,966,524	2,273,540
	54,005,543	49,992,309
Accumulated depreciation	(29,661,277)	(27,831,638)
	$24,344,266	$22,160,671

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	For the Twenty-Six Weeks Ended October 26, 2012
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$5,660,000	$125,000	$5,785,000
Investments	2,500,000	––	2,500,000
Ending balance gross carrying amount	8,160,000	125,000	8,285,000
Accumulated amortization	(1,668,737)	(22,501)	(1,691,238)
Net	$6,491,263	$102,499	$6,593,762

	For the Twenty-Six Weeks Ended October 28, 2011
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$5,370,000	$474,401	$5,844,401
Investments	500,000	––	500,000
Ending balance gross carrying amount	5,870,000	474,401	6,344,401
Accumulated amortization	(951,106)	(40,694)	(991,800)
Net	$4,918,894	$433,707	$5,352,601

(1)
Developed Technology Rights include purchased exclusive patent and know-how licenses with finite lives, primarily related to seizure detection algorithms, wireless communication technology, rechargeable battery technology and a magnetic resonance imaging (“MRI”) compatible implantable lead.

(2)	License Agreements include purchased non-exclusive technology licenses with finite lives primarily related to chip architecture for the detection and processing of heart signals.

Index

The weighted average amortization period in years for our intangible assets at October 26, 2012:

Developed Technology Rights	11
License Agreements	9

Aggregate intangible asset amortization for the twenty-six weeks ended October 26, 2012 and October 28, 2011 was $415,850 and $385,256, respectively, which was reported in research and development expense in the condensed consolidated statements of net income. Estimated future amortization expense based on our finite-lived intangible assets at October 26, 2012:

For the remaining periods in fiscal year 2013	$434,758
Fiscal year 2014	869,516
Fiscal year 2015	869,516
Fiscal year 2016 (53 week year)	886,237
Fiscal year 2017	869,516

Note 6. Long-Term Investments in Debt and Equity Securities

Detail of long-term investments in debt and equity securities:

	October 26, 2012	April 27, 2012
Available-for-sale convertible debt security (1)	$1,450,000	$5,508,768
Cost-method equity securities (2)	6,588,200	4,000,000
Carrying amount – long-term investments	$8,038,200	$9,508,768

(1)
The available-for-sale convertible debt security was issued by NeuroVista Corporation (“NeuroVista”). NeuroVista is a privately-held company focused on the development of an implantable device that is intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. Under its terms, this debt matures in May 2013, unless earlier converted to stock. The interest rate on this debt is 6%, which is payable at maturity or convertible to stock. Cumulative interest was included in the carrying value of the investment as of April 27, 2012. During the quarter ended July 27, 2012, we recorded an other-than-temporary impairment loss of $4,508,768 based on our determination that the fair value of the investment was below the carrying value. Refer to “Note 15. Fair Value Measurements” for further details regarding this security, its fair value assessment and the impairment loss recorded.

(2)
In October 2011, we invested $4.0 million in the convertible preferred stock of ImThera Medical, Inc. (“ImThera”). ImThera is a privately-held company focused on developing a neurostimulation device system for the treatment of obstructive sleep apnea. In September 2012, we invested $2,588,200 in the preferred stock of Cerbomed GmbH (“Cerbomed”). Cerbomed is a privately-held German company focused on developing transcutaneous vagus nerve stimulation device for the treatment of epilepsy. Neither of these investments provided us significant influence over the entity involved.  See “Note 15. Fair Value Measurements” for further details regarding our impairment policy for these securities.

Index

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	October 26, 2012	April 27, 2012
Payroll and other compensation	$12,635,830	$14,540,169
Warrants' liability (1)	2,321,951	––
Clinical costs	822,136	790,081
Income tax and other tax accruals	829,893	1,011,457
Other	2,043,250	1,804,481
	$18,653,060	$18,146,188

(1)	See “Note 8. Warrants” for further information.

Note 8. Warrants

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which have been retired as of September 27, 2012, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in stockholders’ equity on our condensed consolidated balance sheets. The warrants entitle the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. The warrant agreement was amended on September 11, 2012, changing the settlement measurement period, so that  the warrants are now settled based on our stock trading activity over a period of 60 trading days, or tranches, which commenced on September 12, 2012 and is expected to end on December 7, 2012. The settlement is equal to the amount in excess of $50.00 per share of the daily volume-weighted average price of our common stock, if any, for approximately 50,000 warrants for each of the 60 tranches. The warrants are segregated into three 20 tranche groups, each of which could be settled in cash or net shares at our election prior to the first tranche of the group. During the quarter ended October 26, 2012, we elected cash settlement for the first two groups of tranches, or 40 tranches. The settlement periods for these two groups ended on October 9, 2012 and November 8, 2012, respectively. The final group of 20 tranches will be net share settled, and we expect this group’s settlement period will end December 7, 2012. We expect settlement with Merrill Lynch, both cash and net-share, to take place on December 8, 2012.

Because our election of cash settlement for the first 40 tranches was prior to determination of the amount of liability, as determined by the amended warrant, we used liability accounting for these tranches. As a result, we reclassified these tranches from common stock warrants to warrants' liability at a fair value of $3.6 million, refer to “Note 15. Fair Value Measurements – Derivative Liability.” The remaining balance of common stock warrants related to the first 40 tranches of $13.2 million was reclassified to additional paid-in-capital in the consolidated balance sheet, leaving a balance of $8.4 million in common stock warrants in the consolidated balance sheet at October 26, 2012. The warrants' liability was revalued at October 26, 2012, at $2.3 million, refer to “Note 7. Accrued Liabilities” and $1.3 million was recorded in the consolidated statement of income.

Note 9.  Long-Term Liabilities

Long-term liabilities consisted of the following:

	October 26, 2012	April 27, 2012
Liability for uncertain tax benefits	$2,260,226	$2,260,226
Deferred license revenue	2,214,853	2,961,837
Accrued clinical studies and other	178,603	180,126
	$4,653,682	$5,402,189

Index

Note 10.  Commitments and Contingencies

Litigation.

On July 24, 2012, the United States District Court for the District of New Jersey unsealed a qui tam action filed against Cyberonics, Inc. under the federal False Claims Act (“FCA”) and the false claims statutes of 21 different states.  The FCA prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program.  A “qui tam” action is a lawsuit brought by a private individual purporting to act on behalf of the government.  The government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit.  The United States Department of Justice declined to intervene in this qui tam action, which was filed under seal on March 9, 2010 by Stefan P. Kruszewski, M.D., but reserved the right to do so in the future. In September 2012, the plaintiff voluntarily dismissed the complaint without prejudice, and the United States consented to the voluntary dismissal.  Thereafter, the district court dismissed the lawsuit without prejudice, concluding the matter.

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income.

Post-Approval Conditions.  Pursuant to the post-approval conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for TRD in July 2005, we were required to conduct a longitudinal registry that follows patients with TRD for up to five years in two groups – one group of patients with TRD receiving VNS Therapy and one other group of patients with TRD receiving ongoing treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015. We expect to spend $0.3 million over the next three years for the TRD registry. In addition, we have agreements associated with other clinical studies and registries, in connection with which we expect to spend approximately $3.4 million over the next three years.

Licensing and Investment Agreements.

We executed a license agreement dated March 15, 1988 with Dr. Jacob Zabara providing us with worldwide exclusive rights under a number of U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy® System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression. Under the terms of this license agreement, we paid royalties at a rate of 3% of net sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the date the last of these patents expired. The royalty payments pursuant to this agreement were expensed as cost of goods sold as incurred and amounted to $1.2 million for the thirteen weeks ended July 29, 2011. Since then we have had no other royalty payments as a component of cost of goods sold.

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain of our patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment, plus a royalty on future commercial sales of any product covered by the licensed patents. The unamortized deferred revenue in our condensed consolidated balance sheet as of October 26, 2012 is $2.2 million. We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. related primarily to cardiac-based seizure response patents. We agreed to future cancellable minimum or milestone-based fees for intellectual property licensing, patent issuance fees, and consulting and royalty fees. We expect future minimum expenditures of $2.9 million through fiscal year 2018 under our agreement with Flint Hills.

In October 2011, we entered into an investment agreement with ImThera, a private medical start-up developing a neurostimulation medical device for the treatment of obstructive sleep apnea. We agreed to future milestone-based investments and expect future investments of $4.0 million in fiscal year 2013.

Index

In June 2012, we entered into a patent license agreement and an agreement with Imricor Medical Systems, Inc., for the integration of MRI-compatibility in our leads. We agreed to future milestone-based payments and minimum royalties, and expect future minimum expenditures of $4.3 million through fiscal year 2018.

In September 2012, we entered into an investment agreement and marketing arrangement with Cerbomed, a privately-held development-stage company working on a transcutaneous (non-invasive) vagus nerve stimulation device for the treatment of epilepsy. This agreement includes future optional milestone-based payments of €3.5 million.

Lease Agreements.  We lease the following facilities and equipment with non-cancellable leases accounted for as operating leases: (i) an off-site facility in Austin, Texas as part of our disaster contingency plans, (ii) an administrative and sales office in Brussels, Belgium, (iii) sales offices elsewhere in Europe, (iv) sales offices in Beijing, China and Hong Kong and (v) transportation and office equipment. During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas and terminated the related lease. In addition, as part of our planning to move our Brussels offices to a new building by the end of fiscal year 2013, we committed to a new $2.2 million, nine-year lease beginning March 2013.

Land purchase and building construction contracts.  We have contracted to purchase land and construct a manufacturing building shell in Costa Rica. Future expenditures under this contract are expected to amount to $1.8 million and are expected to be paid prior to August 2013.

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

Note 11.  Stock Incentive and Purchase Plans

Stock-Based Compensation

Amounts of stock-based compensation recognized in the condensed consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Cost of goods sold	$104,203	$162,492	$286,710	$324,539
Selling, general and administrative	1,696,022	2,176,292	4,481,341	4,374,957
Research and development	639,430	535,878	2,078,137	890,099
Total stock-based compensation expense	$2,439,655	$2,874,662	$6,846,188	$5,589,595

Amounts of stock-based compensation expense recognized in the condensed consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Stock option awards	$684,012	$698,551	$1,554,659	$1,335,240
Service-based restricted and restricted stock unit awards	1,020,267	1,230,385	2,996,070	3,056,222
Performance-based restricted stock and restricted stock unit awards	735,376	945,726	2,295,459	1,198,133
Total stock-based compensation expense	$2,439,655	$2,874,662	$6,846,188	$5,589,595

Index

Stock Option Activity

The following table details the activity for stock option awards:

	For the Twenty-Six Weeks Ended October 26, 2012
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 27, 2012	1,441,057	$23.75
Granted	197,500	42.60
Exercised	(371,725)	24.05
Forfeited	(7,161)	26.75
Expired	(1,000)	42.51
Outstanding — at October 26, 2012	1,258,671	26.59	6.37	$24,776,062
Fully vested and exercisable — end of period	680,694	23.44	4.51	15,487,186
Fully vested and expected to vest — end of period (2)	1,220,902	26.41	6.29	24,247,610

(1)
The intrinsic value of an option is the difference between the fair market value of the underlying stock at October 26, 2012, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Fully vested and expected to vest factors in expected forfeitures.

Restricted Stock and Restricted Stock Unit Awards

The following table details the activity for service-based restricted stock and restricted stock unit awards:

	For the Twenty-Six Weeks Ended October 26, 2012
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 27, 2012	639,033	$20.75
Granted	98,846	43.51
Vested	(351,841)	16.28
Forfeited	(3,189)	26.18
Non-vested shares at October 26, 2012	382,849	$30.69

The following table details the activity for performance-based restricted stock and restricted stock unit awards and restricted stock market-based awards:

	For the Twenty-Six Weeks Ended October 26, 2012
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 27, 2012	464,125	$25.36
Granted	8,982	50.10
Vested	(70,514)	26.88
Forfeited	––	––
Non-vested shares at October 26, 2012	402,593	$25.65

Index

Note 12.  Income Taxes

Our effective tax rate for the thirteen and twenty-six weeks ended October 26, 2012 was 36.4% and 37.4%, respectively, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes, and permanent differences including the non-taxability of the gain on the warrants' liability, refer to “Note 8. Warrants” for a description of the warrants. Our effective tax rate for the thirteen and twenty-six weeks ended October 28, 2011 was 38.6% and 39.6%, respectively, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting.

Note 13.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Numerator:
Net income	$13,566,904	$9,027,774	$21,641,937	$15,912,328
Add effect of Convertible Notes	––	39,726	––	79,451
Diluted income	$13,566,904	$9,067,500	$21,641,937	$15,991,779

Denominator:
Basic weighted average shares outstanding	27,649,103	27,883,020	27,571,261	28,053,557
Stock options	414,096	268,959	424,369	306,110
Convertible Notes	––	169,831	––	169,831
Diluted weighted average shares outstanding	28,063,199	28,321,810	27,995,630	28,529,498
Basic income per share	$0.49	$0.32	$0.78	$0.57
Diluted income per share	$0.48	$0.32	$0.77	$0.56

Antidilutive securities excluded from the computation of earnings per share:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Stock options (1)	30,571	576,079	28,337	477,542
Restricted stock units (2)	59,987	46,875	62,104	23,437
Common stock warrants (3)	1,004,050	3,012,050	1,004,050	3,012,050

(1)	Outstanding options to purchase common shares that are excluded from the computation of earnings per share because to include them would have been anti-dilutive.
(2)	Restricted stock units that are non-participatory and contingently issuable based on future performance have been excluded from the computation of earnings per share.
(3)
In September 2005, in conjunction with the issuance of our Convertible Notes, we sold common stock warrants. The warrants entitle the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. Refer to “Note 8. Warrants” for further information. At October 26, 2012,  warrants of 1,004,050  will be net share-settled. The net share-settlement warrants are anti-dilutive since the exercise price exceeded the average market price of our stock for the periods presented.

Index

Note 14. Derivatives

Foreign Currency Exposure

Because we operate in a number of international markets, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. At times, we enter into foreign currency forward contracts to partially offset our foreign currency exchange gains and losses. During the quarter ended July 29, 2011 and October 28, 2011, we entered into quarterly contracts with nominal amounts of €10.0 million. As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA, and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we have not entered into a foreign currency derivative after January 27, 2012; however, in the future we may hedge our exposure to foreign currency transactions.

The pre-tax net gain resulting from foreign currency forward contract activity was included in Other Expense on the condensed consolidated statements of income:

		Amount of gain (loss) recognized in income
		For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
Derivative	Location of gain or loss recognized in income	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Euro forward contracts	Other Expense, Net	$––	$(22,000)	$––	$370,000

The gains or losses above were the result of net cash settlements of foreign currency derivative contracts.

Warrants' Liability

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which have been retired as of September 27, 2012, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in common stock warrants on our condensed consolidated balance sheets. The warrants entitle the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. The warrant agreement was amended on September 11, 2012, and a portion of the common stock warrants were reclassed to warrants' liability at a fair value of $3.6 million, refer to “Note 8. Warrants” for further information. At October 26, 2012, we revalued the warrants' liability at $2.3 million, and recorded a gain of $1.3 million.

The pre-tax gain resulting from the revaluation of the warrants' liability at October 26, 2012 was included in the condensed consolidated statements of income as follows:

		Amount of gain recognized in income
		For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
Derivative	Location of gain recognized in income	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Warrants' liability	Gain on warrants' liability	$1,327,686	$––	$1,327,686	$––

Index

Note 15. Fair Value Measurements

Fair value is defined as the exit price, or the price that we would receive upon selling our assets in an orderly transaction with another market participant at the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

—	Level 1	– Inputs are quoted prices in active markets for identical assets.
—	Level 2
– Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

—	Level 3	– Inputs are unobservable inputs for the asset.

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. We have had no transfers of our investments between levels during the twenty-six weeks ended October 26, 2012 and October 28, 2011.

The following are the classes of assets and liabilities measured at fair value at October 26, 2012, on a recurring basis, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements Using Inputs Considered, as of October 26, 2012:
	Level 1	Level 2	Level 3	Total
Assets:
Convertible debt security	$––	$––	$1,450,000	$1,450,000

Investment in Convertible Debt Security. In August 2010, we purchased a convertible debt security issued by NeuroVista. This security is considered ‘available-for-sale’, which we measure at fair value. At April 27, 2012, we estimated that the carrying cost, which consisted of the initial investment of $5.0 million plus accumulated unpaid interest, was equal to fair value.  During the quarter ended July 27, 2012, we determined that the fair value of this investment was less than the carrying value and that the resulting impairment loss was other-than-temporary. During quarter ended October 26, 2012, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and we negotiated an agreement with NeuroVista pursuant to which we agreed to forbear in exercising our rights and remedies under the terms of the security and NeuroVista granted us a security interest in all of its assets. The inputs to our fair value assessment fell into Level 3 of the fair value hierarchy, as this investment was issued by a privately-held entity without quoted market prices. We used all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. In addition, we also employed an independent consultant to analyze the fair value.  We estimated the fair value of the debt instrument at $1,450,000, which represents the fair value of the underlying assets, including intellectual property, clinical data, capital equipment and proprietary software. See “Note 6. Long-Term Investments in Debt and Equity Securities” for further information regarding our investments in this convertible debt security.

Index

The following table provides a reconciliation of the beginning and ending balance of the NeuroVista convertible debt instrument measured at fair value on a recurring basis for which we used significant unobservable inputs (Level 3):

	Twenty-Six Weeks Ended October 26, 2012	Twenty-Six Weeks Ended October 28, 2011
Beginning Balance	$5,508,768	$5,209,590
Net purchases and settlements	––	––
Interest accrual	––	149,589
Transfers in/(out) of Level 3	––	––
Total other-than-temporary impairment included in net income	(4,058,768)	––
Total unrealized gains/(losses) included in other comprehensive income	––	––
Ending Balance	$1,450,000	$5,359,179

Warrants' liability. We reclassed the first 40 tranches of our 60 tranche warrant from common stock warrants to warrants' liability at fair value of $3.6 million during the quarter ended October 26, 2012, refer to “Note 8. Warrants” for further information. Fair value was determined using a Black Scholes valuation model with the following Level 2 inputs; the warrant settlement periods, a risk-free interest rate of 0.13% and a volatility factor of 25.0% derived from our stock price movements. At October 26, 2012, we revalued the warrants' liability to $2.3 million based on cash settlement results under the warrant settlement provisions, which resulted in a gain in our consolidated statement of income of $1.3 million.

Investment in Equity Securities. Our investments in equity securities consist of the preferred stock of two privately held development stage companies: ImThera and Cerbomed. See “Note 6. Long-Term Investments in Debt and Equity Securities” for more details. Both investments are carried at cost and not marked-to-market. Each reporting period we review all information available to us related to these investees to identify any significant adverse effect on the fair value of our investment. If we identify events or changes in circumstances that indicate a decrease in investment value that is other than temporary, we recognize the loss. The inputs to our fair value measurement are considered Level 3 in the fair value hierarchy. As of October 26, 2012, we have not identified an impairment in these investments.

Note 16.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a FASB Accounting Standards Update (“ASU”) to the Fair Value Measurement Topic of the FASB Accounting Standards Codification (“ASC”). This FASB ASU was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The FASB ASU clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, and (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The FASB ASU changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the FASB ASU increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. The FASB ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact to our condensed consolidated financial statements of income or financial position other than a presentation impact in the Notes to our condensed consolidated financial statements.

Index

In June 2011, the FASB issued a FASB ASU to the Comprehensive Income Topic of the FASB ASC. This FASB ASU was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This FASB ASU requires that comprehensive income be presented either: (i) as a continuous statement including net income and comprehensive income, or (ii) as two separate and consecutive statements. This FASB ASU is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact, other than presentation, on our condensed consolidated financial statements of income or financial position.

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

—	Failure to maintain the current regulatory approvals for our epilepsy and depression indications;
—	Failure to obtain insurance coverage and reimbursement for our depression indication;
—	Failure to develop VNS Therapy for the treatment of other indications;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection, expiration and validity of our intellectual property;
—	Changes in technology, including the development of superior or alternative technology or devices by competitors;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to attract or retain key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
—	Changes in customer spending patterns;
—	Continued volatility in the global market and worldwide economic conditions; and
—	Changes in tax laws or exposure to additional income tax liabilities.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and twenty-six weeks ended October 26, 2012 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2012 Form 10-K.

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

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.  In November 2012, CMS announced calendar year 2013 final reimbursement rates, which increased over the calendar year 2012 rates by 5.7% for full systems, 7.9% for generator-only replacements and by more than 200% for lead replacement surgeries.

There can be no assurance that future changes to CMS reimbursement will not have an adverse effect on our future operating results. Any decrease in reimbursement rates or change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac and brain-based seizure detection, rechargeable battery technology, wireless communication technology and improved lead technology. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure.

In August 2011, we announced that we discovered a hardware-related design issue with the AspireHC™ (High Capacity) Model 105 and AspireSR™ (Seizure Response) Model 106 generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve could be less than the output current programmed by a physician and withdrew the generators from the field.

In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed full commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe.

In April 2011, we commenced a European clinical trial (designated “E-36”) to support regulatory approval in Europe of our AspireSR generator. The AspireSR generator is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. We suspended this trial in August 2011; however, we re-submitted the appropriate applications to re-start this trial in June 2012 and we continue to enroll patients. In September 2012, we submitted to the FDA an Investigational Device Exemption (“IDE”) request for the purpose of conducting a U.S. pilot study for the AspireSR generator (designated “E-37”). The IDE was conditionally approved in October 2012, and we are initiating study start-up activities, including investigator qualification, clinical study agreements and Institutional Review Board approvals.

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

Index

—
One post-approval study, the dosing study, was a randomized study assessing three different stimulation intensities. We completed the 331-patient dosing study in February 2010 and submitted our final study report to the FDA in August 2010. In April 2012, we received notification from the FDA that we had fulfilled all study requirements related to the dosing study. Based on the results of the post-approval dosing study, our objective is to submit a request for reconsideration of the non-coverage decision issued by the CMS in May 2007 with the objective of obtaining coverage and reimbursement in depression, although there can be no assurance that this objective will be met. A determination by CMS not to approve our request for reconsideration or not to reverse its non-coverage decision could have a material negative impact on our stock price.

—
The other post-approval study, the TRD Registry, is a longitudinal study intended to follow patients with TRD in two treatment groups - one group receiving adjunctive VNS Therapy and the other group receiving treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015.

Proprietary protection for our products is important to our business. We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Under the terms of our epilepsy patent license agreement we were paying royalties at a rate of 3% of net sales of generators and leads. The epilepsy patent expired on July 16, 2011 in the U.S. and, and as a result, we discontinued paying this royalty after the expiration date.  As a result of the epilepsy patent expiration in the U.S., it is possible that one or more competitors may enter the U.S. market. The epilepsy patent expired in Europe five years ago; we are aware of five competitive medical devices approved for sale in the European market. We invested in one of the European competitors, Cerbomed GmbH (“Cerbomed”). Cerbomed is a privately-held, development-stage company working on a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. We do not have indication-specific patent coverage for vagus nerve stimulation for epilepsy or for neuropsychiatric disorders (depression) in the U.S. or Europe.

We continuously evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and investment agreements that may involve substantial future payments; see “Note 16. Commitments and Contingencies – License Agreements” in our condensed consolidated financial statements for additional information.

To secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building in which we are headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and has approximately 144,000 square feet of manufacturing and office space, and we currently occupy approximately 80% of this space.

In order to accommodate expected growth of our business, we have created the following subsidiaries: Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam S.R.L. In September 2012, our new subsidiary, Cyberonics, Latam S.R.L., contracted to purchase land and construct a manufacturing facility in Costa Rica. We intend for this facility to manufacture product for our international markets and to be completed in fiscal year 2014 and operational in fiscal year 2015.

Index

We lease a 19,800 square foot Austin, Texas facility that we utilize for warehousing and distribution. In addition, as part of our planning to move our Brussels, Belgium offices to a new building by the end fiscal year 2013, we committed to a new nine-year lease beginning in March 2013.

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

The preparation of our condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the related notes. Actual results could differ from those estimates. Critical estimates that require management’s judgment relate to the allowance for doubtful accounts, inventory valuation, useful lives for property and equipment, sales returns and allowances, and recognition of licensing revenue, as well as the following:

Intangible Assets

Intangible assets, as shown on the condensed consolidated balance sheets, consist of purchased licenses of patents and technology rights that we have acquired to develop and maintain our competitive position. The patent and technology rights we have purchased pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, a MRI-compatible implantable lead and microprocessor technologies. We amortize our intangible assets on a straight-line basis, over an average period of 11 years, beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the patent or license or the estimated useful life of the product. We evaluate our intellectual property each reporting period to determine whether events and circumstances warrant either a different amortization period or impairment. The intangible asset is impaired if the technology no longer factors into our product commercialization plans or the carrying value exceeds future cash flows. The risks associated with achieving commercialization include, but are not limited to, failure of the acquired technology to function as planned, failure to obtain regulatory approvals, failure of clinical trials, failure to obtain third-party reimbursement and patent litigation. Amortization and impairment are subject to a high degree of estimation and management judgment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. The carrying value of our intangible assets amounted to $6.6 million at October 26, 2012.

Index

Investments in Debt and Equity Securities

We have invested in three privately-held, development-stage medical device companies, with a total carrying value of approximately $8.0 million as of October 26, 2012. The first investment is a convertible debt instrument, which we account for at fair value as an available-for-sale debt security. During the quarter ended July 27, 2012, we determined that the fair value of this investment was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million in the condensed consolidated statement of income. The second and third investments consist of preferred shares accounted for under the cost method. If we identify events or changes in circumstances that indicate a decrease in value of these cost-method investments that is other-than-temporary, we  recognize a loss. Fair value and impairment loss adjustments are subject to a high degree of management judgment as these investments do not have quoted market prices. We cannot guarantee that our investments will be successful or that further impairments will not adversely affect our consolidated balance sheets, statements of income or cash flows. See “Note 6. Long-Term Investments in Debt and Equity Securities” and “Note 15. Fair Value Measurements” for further details of these investments.

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

Recognized compensation cost for performance-based and market-based restricted stock and restricted stock unit awards for the twenty-six weeks ended October 26, 2012 and October 28, 2011 was $6.8 million and $5.6 million, respectively.

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

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions. During the quarter ended October 26, 2012, we agreed upon adjustments with the Internal Revenue Service (“IRS”) in connection with our fiscal years ended April 24, 2009 and April 30, 2010.   These adjustments did not materially impact our financial statements. In addition, during the quarter ended October 26, 2012, we were notified that our European subsidiary, Cyberonics Europe BVBA, is under examination by the Belgium tax authority with respect to transfer pricing.  This audit has just begun and we are unable to assess the impact it may have on our consolidated financial statements, but it appears there will be no material impact to our financial statements

Index

Our effective tax rate for the thirteen and twenty-six weeks ended October 26, 2012 was 36.4% and 37.4%, respectively, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes, and permanent differences including the non-taxability of the gain on the warrants, refer to “Note 8. Warrants” in the Notes to Condensed Consolidated Financial Statements for a description of the warrants. This rate does not include the impact of the federal research and development tax credit because the credit has not yet been extended for calendar year 2012.

Restricted stock, restricted stock units and stock options vested or were exercised during the thirteen and twenty-six weeks ended October 26, 2012. The difference between the tax deduction on the vesting or exercise date and the financial statement expense creates an excess tax benefit (windfall) or tax deficiency (shortfall).  If a windfall benefit can be utilized to reduce income taxes payable, the windfall benefit will offset the shortfall deficiency; if not, then the shortfall is recognized as a discrete item in the quarter in which it occurs. Due to our net operating losses and the utilization of net operating loss carryforwards, prior to the quarter ended July 27, 2012, we were unable to offset shortfalls with windfalls and were required to recognize shortfalls as a discrete tax expense in the quarter in which they occur.  For the fiscal year ending April 26, 2013, we are forecasting the utilization of windfall benefits to offset income taxes payable; therefore, shortfalls should have no impact on the effective tax rate.

As of the quarter ended October 26, 2012, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	October 26, 2012	October 28, 2011	% Change
Net Product Sales by Geographic Area:
U.S.	$51,503	$44,684	15.3%
International	11,079	8,638	28.3%
Total net product sales	$62,582	$53,322	17.4%

Unit Sales by Geographic Area:
U.S.	2,339	2,091	11.9%
International	891	693	28.6%
Total unit sales	3,230	2,784	16.0%

Licensing Revenue	$373	$373	0.0%

	For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	% Change
Net Product Sales by Geographic Area:
U.S.	$102,386	$88,032	16.3%
International	20,144	17,578	14.6%
Total net product sales	$122,530	$105,610	16.0%

Unit Sales by Geographic Area:
U.S.	4,650	4,143	12.2%
International	1,636	1,441	13.5%
Total unit sales	6,286	5,584	12.6%

Licensing Revenue	$747	$747	0.0%

Index

U.S. net product sales for the thirteen weeks ended October 26, 2012 increased by $6.8 million, or 15.3%, as compared to the thirteen weeks ended October 28, 2011, due to a sales volume increase of 11.9% and increased average selling prices of 3.4%. The average selling price increased due to continued higher market penetration of our AspireHC generator and price increases in January 2012.

International net product sales for the thirteen weeks ended October 26, 2012 increased by $2.4 million, or 28.3%, as compared to the thirteen weeks ended October 28, 2011, due to increased sales volume of 28.6%. The average selling price decreased by 0.3% due to an unfavorable foreign currency impact of $0.4 million, offset by favorable impact of reduced product discounting and a higher proportion of direct sales as opposed to sales to distributors. On a constant currency basis, international sales increased by 33.0%.

U.S. net product sales for the twenty-six weeks ended October 26, 2012 increased by $14.4 million, or 16.3%, as compared to the twenty-six weeks ended October 28, 2011, due to a sales volume increase of 12.2% and an increased average selling price of 4.1%. The average selling price increased due to continued higher market penetration of our AspireHC generator and price increases in January 2012.

International net product sales for the twenty-six weeks ended October 26, 2012 increased by $2.6 million, or 14.6%, as compared to the twenty-six weeks ended October 28, 2011, due to a sales volume increase of 13.5% and an increased average selling price of 1.1%. The average selling prices increased due to the favorable impact of reduced product discounting and a higher proportion of direct sales as opposed to sales to distributors, offset by an unfavorable foreign currency impact of $1.2 million. On a constant currency basis, international sales increased by 21.2%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Cost of sales	8.2%	7.7%	8.3%	10.4%
Selling, general and administrative	43.8%	47.6%	45.3%	48.5%
Research and development	16.0%	16.6%	16.0%	16.1%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and components. Our cost of sales as a percent of net sales for the thirteen weeks ended October 26, 2012 increased by 0.5 percentage points to 8.2% when compared to the thirteen weeks ended October 28, 2011. This increase was primarily due to product mix and international markets having lower average selling prices as compared to the U.S. market.

Our cost of sales as a percent of net sales for the twenty-six ended October 26, 2012 decreased by 2.1 percentage points to 8.3% when compared to the twenty-six weeks ended October 28, 2011.  This decrease was primarily the result of the discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011.  We paid no royalty fees pursuant to the epilepsy patent during the twenty-six weeks ended October 26, 2012; whereas, we paid $1.2 million in royalty fees during the twenty-six weeks ended October 28, 2011. The decrease was also partially due to product withdrawal costs of the AspireHC and AspireSR generators that were included in the cost of sales for the quarter ended July 29, 2011.  Refer to the ‘Product Withdrawal’ paragraph below for more information. Finally, the decrease was also partially due to the savings realized after the purchase of our headquarters building during the quarter ended October 28, 2011.

Index

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks and twenty-six weeks ended October 26, 2012, as a percentage of net sales, decreased by 3.8 percentage points to 43.8%, as compared to the thirteen weeks ended October 28, 2011, and decreased by 3.2 percentage points to 45.3% as compared to the twenty-six weeks ended October 28, 2011, due primarily to the result of more efficient use of our sales and marketing expenditures.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended October 26, 2012 decreased, as a percentage of net sales, by 0.6 percentage points to 16.0%, as compared to the thirteen weeks ended October 28, 2011. This decrease was due to a rate of increase in R&D spending that was less than the rate of increase in net sales. R&D expenditures increased on a period-over-period basis primarily due to our product development efforts for the treatment of refractory epilepsy and our pre-clinical development efforts with respect to VNS treatment of chronic heart failure

R&D expenses for the twenty-six weeks ended October 26, 2012 decreased, as a percentage of net sales, by 0.1 percentage points to 16.0%, as compared to the twenty-six weeks ended October 28, 2011. R&D spending increased primarily due to increased stock-based compensation related to both our product development efforts for the treatment of refractory epilepsy and our pre-clinical development efforts with respect to VNS treatment of chronic heart failure.

Impairment of Investment

During the quarter ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista, a privately-held, development-stage medical device company, was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million.

Affordable Care Act

We are evaluating the impact of section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act, which establishes a 2.3% excise tax on medical devices sold domestically. This excise tax will negatively impact our income before income taxes beginning in January 2013. We anticipate the impact to be no more than $1.5 million for the four-month period between enactment and the end of our fiscal year; the full-year impact of the tax in our fiscal year 2014 is expected to be no more than $5.0 million.

Income Taxes

Our effective tax rate for the thirteen and twenty-six weeks ended October 26, 2012 was 36.4% and 37.4%, respectively, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes, and permanent differences including the non-taxability of the gain on the warrants, refer to “Note 8. Warrants” in the Notes to Condensed Consolidated Financial Statements for a description of the warrants. Our effective tax rate for the thirteen and twenty-six weeks ended October 28, 2011 was 38.6% and 39.6%, respectively, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting.

Index

Product Withdrawal

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician and withdrew the generators from the field. For the twenty-six weeks ended October 28, 2011, we recognized expense of $833,000, net of tax, related to the product withdrawal. In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed full commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe. The AspireSR generator clinical trial was suspended in August 2011, however, we re-submitted the appropriate applications and resumed patient enrollment in May 2012.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents increased by approximately $21.8 million to $118.5 million during the twenty-six weeks ended October 26, 2012. This increase was primarily due to cash from operations of $34.1 million, plus the proceeds from the exercise of compensatory stock options of $9.0 million, partially offset by investing activities of $9.2 million and repurchases of treasury stock of $12.4 million.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 26, 2012 and October 28, 2011 was as follows (in thousands):

	Twenty-Six Weeks Ended
	October 26, 2012	October 28, 2011	Change
Operating activities	$34,077	$31,646	$2,431
Investing activities	(9,175)	(19,732)	10,557
Financing activities	(2,879)	(31,955)	29,076
Effect of exchange rate changes on cash and cash equivalents	(179)	558	(737)
Net increase (decrease) in cash and cash equivalents	$21,844	$(19,483)	$41,327

Operating Activities

Cash provided by operating activities during the twenty-six weeks ended October 26, 2012 was $34.1 million and was primarily due to net income of $21.6 million, plus non-cash income and expense items of $22.6 million, offset by cash used in operating assets and liabilities of $10.1 million. Non-cash items consisted primarily of deferred income tax expense of $11.8 million, related primarily to utilization of net operating losses, stock-based compensation expense of $6.8 million and the impairment of our investment in the debt security of NeuroVista Corporation of $4.1 million. Cash used for operating assets and liabilities included an increase in accounts receivable of $7.7 million, due to increased sales, and an increase in inventories of $2.9 million, primarily due to a significant purchase of inventory parts intended to ensure an adequate supply over several years. In addition, accounts payable and other liabilities decreased by $1.2 million due to reduced compensation accruals based on timing of payments. Cash provided by operating assets included a decrease in other current assets of $1.7 million primarily due to the amortization of prepaid expenses.

Index

Investing Activities

Cash used in investing activities during the twenty-six weeks ended October 26, 2012 was $9.2 million, consisting of $4.1 million for the purchases of land, plant and equipment, $2.5 million for intangible asset purchases focused on the integration of MRI compatibility with our leads and the development of a neurostimulation device with cardiac-based seizure detection capabilities, and $2.6 million for our cost-method investment in the preferred shares of Cerbomed. The property, plant and equipment investments consisted of contract payments for the purchase of land and the construction of a manufacturing facility in Costa Rica of $1.3 million, plus Houston-based infrastructure development of $2.8 million. We expect to expend approximately $14 million for infrastructure development during fiscal year 2013, including the Costa Rica project.

The construction of the Costa Rica manufacturing facility is expected to be completed in fiscal year 2014 and operational in fiscal year 2015. We purchased an option on additional land in Costa Rica in the event that we proceed with building additional manufacturing capacity.

Financing Activities

Cash used in financing activities during the twenty-six weeks ended October 26, 2012 was $2.9 million due to the purchases of treasury stock of $12.4 million, partially offset by proceeds from the exercise of compensatory stock options and excess tax benefit from the exercise of stock options and vesting of restricted shares of $9.5 million. Our Board of Directors authorizes purchases of our common stock on the open market. In November 2011, the Board authorized the repurchase of up to 1,000,000 shares, of which 640,000 shares were purchased through October 26, 2012. The volume of treasury stock purchased and the timing of such purchases depend on market conditions and other factors. Employee exercises of compensatory stock options also depend on market conditions and other factors.

Debt Instruments and Related Covenants

Convertible Notes

Holders tendered $7,044,000 of our Convertible Notes for redemption on December 27, 2011, leaving a balance of $4,000 payable. The remaining balance was tendered for redemption on September 27, 2012, as permitted by an amendment to our indenture for the Convertible Notes.

Index

Contractual Obligations

A summary of contractual obligations as of October 26, 2012 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations

Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$1,024,594	$1,310,192	$945,143	$1,274,711	$4,554,640
Inventory purchases (2)	2,898,844	—	—	—	2,898,844
Other (3)	12,865,366	2,346,740	2,240,000	750,000	18,202,106
Total (4)	$16,788,804	$3,656,932	$3,185,143	$2,024,711	$25,655,590

(1)	Reflects operating lease obligations related to facilities, office equipment and automobiles. The facility lease obligations relate primarily to our Austin, Texas facility and our foreign operations.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)
Reflects certain purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events and an information technology service agreement. We included expected future payments for services under cancellable contracts for clinical research and  expected future payments for patent and technology licensing rights under cancellable contracts, including minimum royalty payments and required consulting fees. In addition, we included future contract payments related to the land purchase and construction contract for our manufacturing facility in Costa Rica and likely to be achieved milestone driven commitments for additional investments in our current cost-method equity investments.

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

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. In the future, we may use non-speculative hedging to reduce our exposure to foreign currency transactions, depending on cash flow in our European operations. We choose not to offset other foreign currency exchange exposures for a variety of reasons, including but not limited to, immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. Based on our exposure to foreign currency exchange rate risk, and not taking into consideration foreign currency derivative offsets, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the twenty-six weeks ended October 26, 2012 would have been unfavorable by approximately $277,000 or 1.3%. Conversely, if the U.S. dollar had uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income after tax for the twenty-six weeks ended October 26, 2012 would have been favorable by approximately $262,000 or 1.2%.

Concentration of Credit Risk

Our trade accounts receivable represent potential concentrations of credit risk. This risk is limited due to the large number of customers, their dispersion across a number of geographic areas and our efforts to control our exposure to credit risk by monitoring our receivables and the use of credit approvals and credit limits. In addition, historically we have had strong collections and minimal write-offs. While we believe that our reserves for credit losses are adequate, essentially all of our trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries, and accordingly, we are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent on the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 26, 2012.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended October 26, 2012, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
July 28 – August 31, 2012	—	$—	—	360,000
September 1 – September 28, 2012	8,379	$50.1000	—	360,000
September 29 – October 26, 2012	—	—	—	360,000
Totals	8,379	$50.1000	—

(1)	Shares are purchased at market price.
(2)	On November 15, 2011, the Board of Directors authorized a program to repurchase up to 1.0 million shares, and we have repurchased 640,000 shares as of October 26, 2012.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1	Warrant Amendment Agreement, dated September 11, 2012, between Cyberonics, Inc. and Merrill Lynch International through the agent Merrill Lynch, Pierce, Fenner & Smith Incorporated	Cyberonics, Inc. Current Report on Form 8-K filed on September 11, 2012	000-19806	10.1
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 2012

/s/ GREGORY H. BROWNE
Gregory H. Browne
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index
INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1	Warrant Amendment Agreement, dated September 11, 2012, between Cyberonics, Inc. and Merrill Lynch International through the agent Merrill Lynch, Pierce, Fenner & Smith Incorporated	Cyberonics, Inc. Current Report on Form 8-K filed on September 11, 2012	000-19806	10.1
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002