Form 10-Q
period 2013-01-25
CYBERONICS INC
filed 2013-02-22
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 25, 2013 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2013
Common Stock $0.01 par value	27,635,851

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L., Cyberonics Latam, S.R.L.).
______________

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012

Net sales	$62,700,033	$54,536,585	$185,976,849	$160,893,723
Cost of sales	5,367,218	4,099,489	15,548,199	15,182,188
Gross profit	57,332,815	50,437,096	170,428,650	145,711,535
Operating expenses:
Selling, general and administrative	26,646,935	24,941,131	82,539,731	76,529,794
Research and development	10,244,322	9,097,722	30,006,041	26,206,572
Total operating expenses	36,891,257	34,038,853	112,545,772	102,736,366
Income from operations	20,441,558	16,398,243	57,882,878	42,975,169
Interest income	21,129	84,124	40,634	244,443
Interest expense	(12,271)	(69,478)	(101,043)	(250,297)
Impairment of investment	––	––	(4,058,768)	––
Gain (loss) on warrants’ liability	(2,112)	––	1,325,574	––
Other expense, net	(116,375)	(269,800)	(174,270)	(481,730)
Income before income taxes	20,331,929	16,143,089	54,915,005	42,487,585
Income tax expense	7,148,435	6,640,905	20,089,574	17,073,073
Net income	$13,183,494	$9,502,184	$34,825,431	$25,414,512

Basic income per share	$0.48	$0.34	$1.26	$0.91
Diluted income per share	$0.47	$0.34	$1.24	$0.90

Shares used in computing basic income per share	27,736,639	27,559,729	27,636,387	27,912,114
Shares used in computing diluted income per share	28,124,433	28,034,515	28,045,437	28,374,784

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012

Net income	$13,183,494	$9,502,184	$34,825,431	$25,414,512
Other comprehensive income:
Foreign currency translation adjustment	347,796	682,695	59,608	960,840
Total other comprehensive income	347,796	682,695	59,608	960,840
Total comprehensive income	$13,531,290	$10,184,879	$34,885,039	$26,375,352

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 25, 2013	April 27, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$116,531,170	$96,654,275
Short-term investments	15,000,000	—
Accounts receivable, net	35,690,855	29,266,847
Inventories	17,427,845	14,385,875
Deferred tax assets	5,988,392	16,994,209
Other current assets	3,113,665	3,801,705
Total Current Assets	193,751,927	161,102,911
Property, plant and equipment, net	25,878,293	22,160,671
Intangible assets, net	6,376,383	4,509,612
Long-term investments	8,038,200	9,508,768
Deferred tax assets	15,958,202	14,265,574
Other assets	407,282	360,659
Total Assets	$250,410,287	$211,908,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,562,331	$4,886,448
Accrued liabilities	17,095,866	18,146,188
Convertible notes	—	4,000
Total Current Liabilities	21,658,197	23,036,636
Long-term liabilities	4,359,870	5,402,189
Total Liabilities	26,018,067	28,438,825
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 31,238,945 shares issued and 27,701,851 shares outstanding at January 25, 2013; and 30,638,605 shares issued and 27,529,320 shares outstanding at April 27, 2012	312,389	306,386
Additional paid-in capital	373,298,174	321,960,886
Common stock warrants	—	25,200,000
Treasury stock, 3,537,094 and 3,109,285 common shares at January 25, 2013 and April 27, 2012, respectively, at cost	(103,256,693)	(83,151,212)
Accumulated other comprehensive income	481,410	421,801
Accumulated deficit	(46,443,060)	(81,268,491)
Total Stockholders' Equity	224,392,220	183,469,370
Total Liabilities and Stockholders' Equity	$250,410,287	$211,908,195

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012

Cash Flow From Operating Activities:
Net income	$34,825,431	$25,414,512
Non-cash items included in net income:
Depreciation	2,807,785	2,515,066
Amortization	633,229	1,056,917
Stock-based compensation	9,109,422	8,430,939
Deferred income taxes	16,388,319	15,671,383
Deferred license revenue amortization	(1,120,476)	(1,120,476)
Impairment of investment	4,058,768	—
Gain on warrants’ liability	(1,325,574)	—
Unrealized loss in foreign currency transactions and other	154,629	1,867,503
Changes in operating assets and liabilities:
Accounts receivable, net	(6,225,989)	1,117,222
Inventories	(3,044,106)	1,124,147
Other current assets	723,698	(570,475)
Other assets	(989)	51,196
Accounts payable and accrued liabilities	(1,278,862)	(2,821,873)
Net cash provided by operating activities	55,705,285	52,736,061

Cash Flow From Investing Activities:
Short-term investments	(15,000,000)	—
Investment in convertible preferred stock	(2,588,200)	(4,000,000)
Intangible asset purchases	(2,500,000)	(500,000)
Purchases of property, plant and equipment	(6,515,509)	(16,586,464)
Net cash used in investing activities	(26,603,709)	(21,086,464)

Cash Flow From Financing Activities:
Proceeds from exercise of options for common stock	8,969,626	2,041,546
Purchase of treasury stock	(20,105,481)	(38,815,838)
Repurchase of convertible notes	—	(7,044,000)
Realized excess tax benefits – stock compensation based	2,040,699	—
Net cash used in financing activities	(9,095,156)	(43,818,292)

Effect of exchange rate changes on cash and cash equivalents	(129,525)	991,576
Net increase (decrease) in cash and cash equivalents	19,876,895	(11,177,119)
Cash and cash equivalents at beginning of period	96,654,275	89,313,850
Cash and cash equivalents at end of period	$116,531,170	$78,136,731

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$83,225	$240,688
Cash paid for income taxes	$2,060,495	$886,198
Supplementary Disclosures of Non-Cash Investing and Financing Activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$269,624	$240,973
Reclassification from common stock warrants to warrants’ liability	$(3,649,637)	—
Reclassification from common stock warrants to common stock and additional paid-in-stock	$(21,550,363)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended January 25, 2013

Note 1.  Basis of Presentation and Use of Accounting Estimates

The accompanying condensed consolidated balance sheets of Cyberonics, Inc. and its consolidated subsidiaries (“Cyberonics”), at January 25, 2013 and April 27, 2012, have been derived from unaudited condensed consolidated financial statements and from audited consolidated financial statements, respectively, and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended January 25, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 26, 2013. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 27, 2012 (“2012 Form 10-K”).

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

The fiscal years 2013 and 2012 will end or ended on April 26, 2013 and April 27, 2012, respectively.

Note 2.  Summary of Significant Accounting Policies and Related Data

Medical Device Excise Tax (“MDET”).

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, establishes a 2.3% excise tax on medical devices sold domestically beginning on January 1, 2013. We account for the MDET in cost of sales. For the quarter ended January 25, 2013, we included $327,000 of MDET in cost of sales on the consolidated statement of income.

Note 3.  Accounts Receivable

Accounts receivables, net consisted of the following:

	January 25, 2013	April 27, 2012
Accounts receivable	$36,183,359	$29,851,433
Allowance for bad debt	(492,504)	(584,586)
	$35,690,855	$29,266,847

Index

Note 4.  Inventories

Inventories consisted of the following:

	January 25, 2013	April 27, 2012
Raw materials	$7,475,368	$4,852,086
Work-in-process	4,384,388	4,057,838
Finished goods	5,568,089	5,475,951
	$17,427,845	$14,385,875

Note 5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 25, 2013	April 27, 2012
Land	$1,128,813	$631,000
Building and building improvements	16,539,967	15,810,649
Equipment, furniture and fixtures	32,436,210	30,258,410
Leasehold improvements	1,021,007	1,018,710
Capital investment in process	5,221,953	2,273,540
	56,347,950	49,992,309
Accumulated depreciation	(30,469,657)	(27,831,638)
	$25,878,293	$22,160,671
Note 6.  Intangible Assets

Schedules of finite-lived intangible assets:

	For the Thirty-Nine Weeks Ended January 25, 2013
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$5,660,000	$125,000	$5,785,000
Investments	2,500,000	––	2,500,000
Ending balance gross carrying amount	8,160,000	125,000	8,285,000
Accumulated amortization	(1,882,677)	(25,940)	(1,908,617)
Net	$6,277,323	$99,060	$6,376,383

	For the Thirty-Nine Weeks Ended January 27, 2012
	Developed Technology Rights (1)	License Agreements (2)	Total
Beginning balance gross carrying amount	$5,370,000	$474,401	$5,844,401
Investments	500,000	––	500,000
Impairments (3)	(210,000)	(349,401)	(559,401)
Ending balance gross carrying amount	5,660,000	125,000	5,785,000
Accumulated amortization	(1,091,875)	(12,186)	(1,104,061)
Net	$4,568,125	$112,814	$4,680,939

(1)
Developed Technology Rights include purchased exclusive patent and know-how licenses with finite lives, primarily related to seizure detection algorithms, wireless communication technology, rechargeable battery technology and a magnetic resonance imaging (“MRI”) compatible implantable lead.

(2)	License Agreements include purchased non-exclusive technology licenses with finite lives, primarily related to chip architecture for the detection and processing of heart signals.

Index

(3)
Intangible assets impaired during the thirteen weeks ended January 27, 2012 were primarily related to chip architecture and were written-off after the assets were determined to no longer factor into our product plans. We wrote-off accumulated amortization of $76,800.

The weighted average amortization period in years for our intangible assets at January 25, 2013:

Developed Technology Rights	11
License Agreements	9

Aggregate intangible asset amortization for the thirty-nine weeks ended January 25, 2013 and January 27, 2012 was $633,229 and $1,056,917, respectively, which was reported in research and development expense in the condensed consolidated statements of net income. Estimated future amortization expense based on our finite-lived intangible assets at January 25, 2013:

For the remaining periods in fiscal year 2013	$217,379
Fiscal year 2014	869,516
Fiscal year 2015	869,516
Fiscal year 2016 (53 week year)	886,237
Fiscal year 2017	869,516

Note 7. Investments

Short-Term Investments:

Our short-term investments are carried at cost and consist of certificates of deposit with maturities ranging from 6 to 12 months.

Long-Term Investments:

Detail of our long-term investments:
	January 25, 2013	April 27, 2012
Available-for-sale convertible debt security (1)	$1,450,000	$5,508,768
Cost-method equity securities (2)	6,588,200	4,000,000
Carrying amount – long-term investments	$8,038,200	$9,508,768

(1)
The available-for-sale convertible debt security was issued by NeuroVista Corporation (“NeuroVista”). NeuroVista is a privately-held company focused on the development of an implantable device that is intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. Under its terms, this debt matures in May 2013, unless earlier converted to stock. The interest rate on this debt is 6%, which is payable at maturity or convertible to stock. Cumulative interest was included in the carrying value of the investment as of April 27, 2012. During the quarter ended July 27, 2012, we recorded an other-than-temporary impairment loss of $4,508,768 based on our determination that the fair value of the investment was below the carrying value. Refer to “Note 17. Fair Value Measurements” for further details regarding this security, its fair value assessment and the impairment loss recorded.

(2)
In October 2011, we invested $4.0 million in the convertible preferred stock of ImThera Medical, Inc. (“ImThera”). ImThera is a privately-held company focused on developing a neurostimulation device system for the treatment of obstructive sleep apnea. In September 2012, we invested $2,588,200 in the preferred stock of Cerbomed GmbH (“Cerbomed”). Cerbomed is a privately-held German company focused on developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. Neither of these investments provided us significant influence over the entity involved.  See “Note 17. Fair Value Measurements” for further details.

Index

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

	January 25, 2013	April 27, 2012
Payroll and other compensation	$12,915,163	$14,540,169
Clinical costs	1,427,347	790,081
Income tax and other tax accruals	568,771	1,011,457
Other	2,184,585	1,804,481
	$17,095,866	$18,146,188

Note 9. Warrants

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which have been retired as of September 27, 2012, we sold warrants for $25.2 million to Merrill Lynch International, which were recorded in stockholders’ equity on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. The warrant agreement was amended on September 11, 2012, changing the settlement measurement period to a period of 60 trading days, each a separate tranche, commencing on September 12, 2012 and ending on December 7, 2012. The settlement was equal to the amount in excess, if any, of $50.00 per share of the daily volume-weighted average price of our common stock, if any, for approximately 50,000 warrants for each of the 60 tranches. The warrants were segregated into three 20-tranche groups for purposes of our electing to settle in cash or net shares. During the quarter ended October 26, 2012, we elected cash settlement for the first two groups of tranches, or 40 tranches. The settlement periods for these two groups ended on October 9, 2012 and November 8, 2012, respectively. The final group of 20 tranches was net share settled with a settlement period ended December 7, 2012.

Because of our election to cash settle the first 40 tranches, we used liability accounting for these tranches. As a result, during the quarter ended October 26, 2012, we reclassified these tranches from equity, Common Stock Warrants, to a liability, Warrants’ Liability, in the consolidated balance sheet, at a fair value of $3.6 million. The remaining balance in equity related to the first 40 tranches, which amounted to $13.2 million, was reclassified to Additional Paid-In-Capital in the consolidated balance sheet. The Warrants’ Liability was revalued at quarter end at $2.3 million, and as a result, $1.3 million was recorded as a gain in the consolidated statement of income for the quarter ended October 26, 2012. These 40 tranches were settled during quarter ended January 25, 2013, refer to “Note 17. Fair Value Measurements – Warrant’s Liability.” The third group of 20 tranches was net-share-settled for 27,919 shares during the quarter ended January 25, 2013, and as a result, the remaining balance in Common Stock Warrants of $8.4 million was reclassed to Additional Paid-In-Capital in the consolidated balance sheet.

Note 10.  Long-Term Liabilities

Long-term liabilities consisted of the following:

	January 25, 2013	April 27, 2012
Liability for uncertain tax benefits	$2,260,226	$2,260,226
Deferred license revenue	1,841,361	2,961,837
Accrued clinical studies and other	258,283	180,126
	$4,359,870	$5,402,189

Index

Note 11.  Commitments and Contingencies

Litigation.

On July 24, 2012, the United States District Court for the District of New Jersey unsealed a qui tam action filed against Cyberonics, Inc. under the federal False Claims Act (“FCA”) and the false claims statutes of 21 different states.  The FCA prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program.  A “qui tam” action is a lawsuit brought by a private individual purporting to act on behalf of the government.  The government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit.  The United States Department of Justice declined to intervene in this qui tam action, which was filed under seal on March 9, 2010 by Stefan P. Kruszewski, M.D., but reserved the right to do so in the future. In September 2012, the plaintiff voluntarily dismissed the complaint without prejudice, and the United States consented to the voluntary dismissal.  Thereafter, the district court dismissed the lawsuit without prejudice.

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income.

Post-Approval Conditions and Clinical Study Agreements.

Pursuant to the post-approval conditions specified as part of our U.S. Food and Drug Administration (“FDA”) marketing approval for treatment-resistant depression (“TRD”) in July 2005, we were required to conduct a longitudinal registry that follows patients with TRD for up to five years in two groups – one group of patients with TRD receiving vagus nerve stimulation therapy (“VNS Therapy”) and one other group of patients with TRD receiving ongoing treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015. We expect to spend approximately $0.2 million over the next three years on the TRD registry. In addition to the post-approval TRD registry, we have agreements associated with other clinical studies and registries in connection with which we expect to spend approximately $2.0 million over the next two years.

Licensing and Investment Agreements.

We executed a license agreement dated March 15, 1988 with Dr. Jacob Zabara providing us with worldwide exclusive rights under a number of U.S. patents (and their international counterparts) covering the method and devices of the VNS Therapy® System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression (“Zabara License”). Under the terms of the Zabara License, we paid royalties at a rate of 3% of net sales of generators and leads. In accordance with the terms of the Zabara License, we discontinued paying this royalty on July 16, 2011, the expiration date  of the last of the patents covering our existing products. The royalty payments pursuant to the Zabara License were expensed as cost of goods sold as incurred and amounted to $1.2 million for the thirteen weeks ended July 29, 2011. Since then, we have had no other royalty payments as a component of cost of goods sold.

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain of our patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment, plus a royalty on future commercial sales of any product covered by the licensed patents. The unamortized deferred revenue in our condensed consolidated balance sheet as of January 25, 2013 is $1.8 million. We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications.  We estimate that our obligation to prosecute the licensed patent applications will be satisfied by the end of April 2014.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. related primarily to cardiac-based seizure detection patents. We agreed to future cancellable minimum or milestone-based fees for intellectual property licensing, patent issuance fees, and consulting and royalty fees. We expect future minimum expenditures of approximately $3.0 million through fiscal year 2018 under our agreement with Flint Hills.

Index

In October 2011, we entered into an investment agreement with ImThera, a private company developing a neurostimulation medical device for the treatment of obstructive sleep apnea. We agreed to future milestone-based investments and expect future investments of $4.0 million by June 2013.

In June 2012, we entered into a patent license agreement and an agreement with Imricor Medical Systems, Inc., for the integration of MRI-compatibility into our leads. We agreed to future milestone-based payments and minimum royalties and expect future minimum expenditures of $4.3 million through fiscal year 2018.

In September 2012, we entered into an investment agreement and marketing arrangement with Cerbomed GmbH, a privately-held, development-stage company working on a transcutaneous (non-invasive) vagus nerve stimulation device for the treatment of epilepsy. This agreement includes future optional milestone-based investments of €3.5 million.

Lease Agreements.

We lease the following facilities and equipment with non-cancellable leases accounted for as operating leases: (i) a storage and distribution facility in Austin, Texas, (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe, (iii) sales offices in Beijing, China and Hong Kong, and (iv) transportation and office equipment. During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas and terminated the related lease. In addition, we plan to move our Brussels offices to a new building by the end of April 2013, and we committed to a new $2.2 million, nine-year lease beginning March 2013.

Land Purchase and Building Construction Contracts.

We are in the process of constructing a manufacturing facility in Costa Rica.  We have contracted to purchase the land and building shell for $3.0 million. Future expenditures under this contract are expected to amount to $1.3 million and are expected to be paid prior to August 2013.

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

Index

Note 12.  Stock Incentive and Purchase Plans

Stock-Based Compensation

Amounts of stock-based compensation recognized in the condensed consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Cost of goods sold	$95,940	$134,953	$402,450	$459,493
Selling, general and administrative	1,635,373	1,927,393	6,096,914	6,302,349
Research and development	531,921	778,998	2,610,058	1,669,097
Total stock-based compensation expense	$2,263,234	$2,841,344	$9,109,422	$8,430,939

Amounts of stock-based compensation expense recognized in the condensed consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Service-based stock option awards	$681,541	$673,875	$2,245,928	$2,000,847
Service-based restricted and restricted stock unit awards	970,664	1,053,475	3,974,127	4,194,361
Performance-based restricted stock and restricted stock unit awards	611,029	1,113,994	2,889,367	2,235,731
Total stock-based compensation expense	$2,263,234	$2,841,344	$9,109,422	$8,430,939

Stock Option Activity

The following table details the activity for service-based stock option awards:

	For the Thirty-nine Weeks Ended January 25, 2013
Options	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 27, 2012	1,441,057	$23.75
Granted	216,802	43.34
Exercised	(466,232)	24.07
Forfeited	(14,131)	27.41
Expired	(1,267)	36.87
Outstanding — at January 25, 2013	1,176,229	27.18	6.35	$18,975,803
Fully vested and exercisable — end of period	608,752	23.35	4.43	12,260,480
Fully vested and expected to vest — end of period (2)	1,142,951	26.98	6.29	18,666,528

(1)
The intrinsic value of an option at January 25, 2013 is the difference between the fair market value of the underlying stock using the market closing stock price and the option exercise price for an in-the-money option.

(2)	Fully vested and expected to vest factors in expected forfeitures.

Index

Restricted Stock and Restricted Stock Unit Awards

The following table details the activity for service-based restricted stock and restricted stock unit awards:

	For the Thirty-Nine Weeks Ended January 25, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 27, 2012	639,033	$20.75
Granted	107,636	44.11
Vested	(356,044)	16.43
Forfeited	(6,292)	27.01
Non-vested shares at January 25, 2013	384,333	$31.18

The following table details the activity for performance-based restricted stock and restricted stock unit awards and restricted stock market-based awards:

	For the Thirty-Nine Weeks Ended January 25, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 27, 2012	464,125	$25.36
Granted	8,982	50.10
Vested	(76,946)	27.34
Forfeited	––	––
Non-vested shares at January 25, 2013	396,161	$25.54

Note 13. Deferred Compensation Plans

We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code (“IRC”). The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We offer a discretionary match of up to 50% of employees’ contributions, which can be up to 6% of eligible earnings, subject to a five-year vesting period.

Effective as of January 1, 2013, we initiated the Cyberonics, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is an unfunded arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the IRC.  As part of our overall compensation program, the Deferred Compensation Plan provides a select group of management or highly compensated employees an opportunity to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date.

Note 14.  Income Taxes

Our effective tax rate for the thirteen and thirty-nine weeks ended January 25, 2013 was 35.2% and 36.6%, respectively, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes, the impact of the retroactive enactment of the Research and Development Tax Credit covering the period January 1, 2012 to January 25, 2013, which includes four months from the prior fiscal year 2012, the non-taxability of the gain on the warrants’ liability and other permanent differences. Our effective tax rate for the thirteen and thirty-nine weeks ended January 27, 2012 was 41.1% and 40.2%, respectively, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting.

Index

We released valuation allowance of $7.4 million, related to our net operating loss (“NOL”) carryforward deferred tax asset, during the thirteen weeks ended January 25, 2013. The tax benefit was recorded in equity due to the nature of the NOL, which was created with excess tax benefits on exercise of options and restricted stock prior to adoption of  Statement of Financial Accounting Standard No. 123 (revised 2004) ”Share-Based Payment”  on April 29, 2006. This release of valuation allowance had no effect on our effective tax rate or our consolidated cash flow.

Note 15.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of our common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Numerator:
Net income	$13,183,494	$9,502,184	$34,825,431	$25,414,512
Add effect of Convertible Notes	––	(5,231)	––	71,795
Diluted income	$13,183,494	$9,496,953	$34,825,431	$25,486,307

Denominator:
Basic weighted average shares outstanding	27,736,639	27,559,729	27,626,387	27,912,114
Stock options	387,794	364,738	419,050	312,831
Convertible Notes	––	110,048	––	149,839
Diluted weighted average shares outstanding	28,124,433	28,034,515	28,045,437	28,374,784
Basic income per share	$0.48	$0.34	$1.26	$0.91
Diluted income per share	$0.47	$0.34	$1.24	$0.90

Antidilutive securities excluded from the computation of earnings per share:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Stock options (1)	23,920	267,469	29,951	294,848
Common stock warrants (2)	––	3,012,050	3,012,050	3,012,050

(1)	Outstanding options to purchase common shares that are excluded from the computation of earnings per share because to include them would have been anti-dilutive.
(2)
In September 2005, in conjunction with the issuance of our Convertible Notes, we sold common stock warrants. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. The warrants were settled during the quarter ended January 25, 2013. Refer to “Note 9. Warrants” for further information. The warrants were anti-dilutive for the thirty-nine weeks ended January 25, 2012 and the thirteen and thirty-nine weeks ended January 27, 2012, since the exercise price of $50.00 exceeded the average market price of our stock for these periods.

Index

Note 16. Derivatives

Foreign Currency Exposure

Because we operate in a number of international markets, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. At times, we enter into foreign currency forward contracts to partially offset our foreign currency exchange gains and losses. As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA, and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we have not entered into a foreign currency derivative during fiscal year 2013; however, in the future we may hedge our exposure to foreign currency transactions.

Warrants’ Liability

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which have been retired as of September 27, 2012, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in common stock warrants on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock at $50.00 per share. The warrant agreement was amended during the quarter ended October 26, 2012, and as a result, a portion of the common stock warrants were reclassed to warrants’ liability at a fair value of $3.6 million. At the quarter ended October 26, 2012, we revalued the warrants’ liability at $2.3 million, and recorded a gain of $1.3 million. The warrants were settled during the quarter ended January 25, 2013, refer to “Note 9. Warrants” for further information.

The pre-tax gains (losses) resulting from derivatives that were included in the consolidated statements of income were as follows:

		For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
Derivative	Location of gain (loss) recognized in income	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Euro forward contracts	Other Expense, Net	$––	$824,550	$––	$1,194,550
Warrants’ liability	Gain (loss) on warrants’ liability	$(2,112)	$––	$1,325,574	$––

Note 17. Fair Value Measurements

Fair value is defined as the exit price or the price that we would receive upon selling our assets in an orderly transaction with another market participant at the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

—	Level 1	– Inputs are quoted prices in active markets for identical assets.
—	Level 2
– Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

—	Level 3	– Inputs are unobservable inputs for the asset.

Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our asset and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. We have had no transfers of our investments between levels during the thirty-nine weeks ended January 25, 2013 and January 27, 2012.

Index

The following are the classes of assets and liabilities measured at fair value at January 25, 2013, on a recurring basis, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements Using Inputs Considered, as of January 25, 2013:
	Level 1	Level 2	Level 3	Total
Assets:
Convertible debt security	$––	$––	$1,450,000	$1,450,000

Investment in Convertible Debt Security.

In August 2010, we purchased a convertible debt security issued by NeuroVista. This security is considered ‘available-for-sale’, which we measure at fair value. At April 27, 2012, we estimated that the carrying cost, which consisted of the initial investment of $5.0 million plus accumulated unpaid interest, was equal to fair value. During the quarter ended July 27, 2012, we determined that the fair value of this investment was less than the carrying value and that the resulting impairment loss was other-than-temporary. We stopped accruing interest income for this investment on April 28, 2012 and have forgone interest accruals during the thirty-nine weeks ended January 25, 2013 of $0.2 million. During quarter ended October 26, 2012, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and we negotiated an agreement with NeuroVista pursuant to which NeuroVista granted us a security interest in all of its assets and we agreed to forbear in exercising our rights and remedies under the terms of the security agreement until December 17, 2012. On February 11, 2013, we delivered a notice to NeuroVista advising that we will conduct a foreclosure sale of the assets subject to our security interest. The inputs to our fair value assessment fell into Level 3 of the fair value hierarchy, as this investment was issued by a privately-held entity without quoted market prices. We used all financial information available to us related to the investee, including financial statements, credit reports, results of financing rounds, results of clinical trials and significant changes in the regulatory or technological environment of the investee. We estimated the fair value of the debt instrument at $1,450,000, which represents the fair value of the underlying assets, including intellectual property, clinical data, capital equipment and proprietary software. See “Note 7. Long-Term Investments” for further information regarding our investments in this convertible debt security.

The following table provides a reconciliation of the beginning and ending balance of the NeuroVista convertible debt instrument measured at fair value on a recurring basis for which we used significant unobservable inputs (Level 3):

	Thirty-Nine Weeks Ended January 25, 2013	Thirty-Nine Weeks Ended January 27, 2012
Beginning Balance	$5,508,768	$5,209,590
Net purchases and settlements	––	––
Interest accrual	––	224,384
Transfers in/(out) of Level 3	––	––
Other-than-temporary impairment included in net income	(4,058,768)	––
Unrealized gains/(losses) included in other comprehensive income	––	––
Ending Balance	$1,450,000	$5,433,974

Investment in Equity Securities.

Our investments in equity securities consist of the preferred stock of two privately-held, development stage companies: ImThera and Cerbomed. See “Note 7. Long-Term Investments” for more details. Both investments are carried at cost and not marked-to-market. Each reporting period we review all information available to us related to these investees to identify any significant adverse effect on the fair value of our investment. If we identify events or changes in circumstances that indicate a decrease in investment value that is other than temporary, we recognize the loss. The inputs to our fair value measurement are considered Level 3 in the fair value hierarchy. As of January 25, 2013, we have not identified an impairment in these investments.

Index

Warrants’ Liability.

The warrants’ liability was settled in the quarter ended January 25, 2013. The fair value of our warrants’ liability at the quarter ended October 26, 2012 was determined using a Black Scholes valuation model with the following Level 2 inputs: the warrant settlement periods, a risk-free interest rate of 0.13% and a volatility factor of 25.0% derived from our stock price movements. Refer to “Note 9. Warrants” and “Note 16. Derivatives” for further information.

Note 18.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a FASB Accounting Standards Update (“ASU”) to the Fair Value Measurement Topic of the FASB Accounting Standards Codification (“ASC”). This FASB ASU was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The FASB ASU clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, and (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The FASB ASU changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the FASB ASU increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. The FASB ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact to our consolidated financial statements of income or financial position other than a presentation impact in the Notes to our consolidated financial statements.

In June 2011, the FASB issued a FASB ASU to the Comprehensive Income Topic of the FASB ASC. This FASB ASU was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This FASB ASU requires that comprehensive income be presented either: (i) as a continuous statement including net income and comprehensive income, or (ii) as two separate and consecutive statements. This FASB ASU is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact, other than presentation, on our consolidated financial statements of income or financial position.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

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

—	Failure to expand or maintain market acceptance or reimbursement for the use of VNS Therapy or any component which comprises the VNS Therapy® System for the treatment of epilepsy and depression;
—
Any legislative or administrative reform to the healthcare system, including the U.S. Medicare or Medicaid systems or international reimbursement systems, that significantly reduces reimbursement for procedures using the VNS Therapy System, or any component thereof, or denies coverage for such procedures, as well as adverse decisions by administrators of such systems on coverage or reimbursement issues relating to our products;

—	Failure to maintain the current regulatory approvals for our epilepsy and depression indications;
—	Failure to obtain insurance coverage and reimbursement for our depression indication;
—	Failure to develop VNS Therapy for the treatment of indications other than epilepsy and depression;
—	Unfavorable results from clinical studies;
—	Variations in sales and operating expenses relative to estimates;
—	Our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of the VNS Therapy System;
—	Product liability-related losses and costs;
—	Protection, expiration and validity of our intellectual property;
—	Changes in technology, including the development of superior or alternative technology or devices by competitors;
—	Failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
—	International operational and economic risks and concerns;
—	Failure to attract or retain key personnel;
—	Outcomes of pending or future lawsuits and governmental investigations;
—	Changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
—	Changes in customer spending patterns;
—	Continued volatility in the global market and worldwide economic conditions; and
—	Changes in tax laws or exposure to additional income tax liabilities.

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 27, 2012 (“2012 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and thirty-nine weeks ended January 25, 2013 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2012 Form 10-K.

Business Overview

We are a medical device company, incorporated in Delaware in 1987, engaged in the design, development, sales and marketing of an implantable medical device, the VNS Therapy System, that provides neuromodulation therapy for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are also investigating neuromodulation therapy for other indications, including chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System includes the following:

—	an implantable pulse generator to provide appropriate stimulation to the vagus nerve;
—	a lead that connects the generator to the vagus nerve;
—	a surgical instrument equipment to assist with the implant procedure;
—	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
—	instruction manuals; and
—	magnets to suspend or induce stimulation manually.

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

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.  In November 2012, CMS announced calendar year 2013 final reimbursement rates, which increased over the calendar year 2012 rates by 5.7% for full systems, 7.9% for generator-only replacements.

There can be no assurance that future changes to CMS reimbursement will not have an adverse effect on our future operating results. Any decrease in reimbursement rates or change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac seizure detection, rechargeable battery technology, wireless communication technology and improved lead technology. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure.

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

We received CE Mark approval in November 2011 and FDA approval in December 2011 for our redesigned AspireHC generator, and we have since resumed full commercial release of the generator in the U.S. and Europe.

In April 2011, we commenced a European clinical study (designated “E-36”) to support regulatory approval in Europe of our AspireSR generator. The AspireSR generator is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. We suspended this study in August 2011, re-started it in June 2012, and we continue to enroll patients. In September 2012, we submitted an Investigational Device Exemption (“IDE”) request to the FDA for the purpose of conducting a U.S. pilot study of  the AspireSR generator (designated “E-37”). The IDE was approved in December 2012, and we are initiating E-37 study start-up activities, including investigator qualification, clinical study agreements and Institutional Review Board approvals.

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada, the European Union, and Israel the VNS Therapy System is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval, we were required to conduct two clinical studies on TRD patients:

Index

—
One post-approval study, the dosing study, was a randomized study assessing three different stimulation intensities. We completed the 331-patient dosing study in February 2010 and submitted our final study report to the FDA in August 2010. In April 2012, we received notification from the FDA that we had fulfilled all study requirements related to the dosing study. Based on the results of the post-approval dosing study, we submitted a request to the CMS for reconsideration of a non-coverage decision for TRD issued by the CMS in May 2007 in response to a prior request for national coverage, with the objective of obtaining coverage and reimbursement in depression, although there can be no assurance that this objective will be met. A determination by CMS not to approve our request for reconsideration or not to reverse its earlier non-coverage decision could have a material negative impact on our stock price.

—
The other post-approval study, the TRD Registry, is a longitudinal study intended to follow patients with TRD in two treatment groups - one group receiving adjunctive VNS Therapy and the other group receiving treatment-as-usual. We expect the TRD registry to be completed in calendar year 2015.

Proprietary protection for our products is important to our business. We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Under the terms of our epilepsy patent license agreement we were paying royalties at a rate of 3% of net sales of generators and leads. The epilepsy patent expired on July 16, 2011 in the U.S. and, as a result, we discontinued paying this royalty after the expiration date.  As a result of the epilepsy patent expiration in the U.S., it is possible that one or more companies may enter the U.S. market for the treatment of epilepsy. The epilepsy patent expired in Europe five years ago; we are aware of several neuromodulation-based medical devices approved for the treatment of epilepsy in the European market. We invested in one of the European companies, Cerbomed GmbH (“Cerbomed”). Cerbomed is a privately-held, development-stage company working on a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. We do not have indication-specific patent coverage for vagus nerve stimulation for epilepsy or for neuropsychiatric disorders (depression) in the U.S. or Europe.

We continuously evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and investment agreements that may involve substantial future payments; see “Note 11. Commitments and Contingencies – License Agreements” in our condensed consolidated financial statements for additional information.

To secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building in which we are headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and has approximately 144,000 square feet of manufacturing and office space, and we currently occupy approximately 83% of this space.

In order to accommodate expected growth of our business, we have created the following subsidiaries: Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L. In September 2012, our new subsidiary, Cyberonics Latam, S.R.L., contracted to purchase land and construct a manufacturing facility in Costa Rica. We intend for this facility to manufacture product for our international markets and to be operational in fiscal year 2015.

We lease a 19,800-square-foot Austin, Texas facility that we utilize for warehousing and distribution. In addition, as part of our planning to move our Brussels, Belgium offices to a new building by the end fiscal year 2013, we committed to a new nine-year lease in Brussels beginning March 2013.

Index

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

Intangible Assets

Intangible assets, as shown on the condensed consolidated balance sheets, consist of purchased licenses of patents and technology rights that we have acquired to develop and maintain our competitive position. The patent and technology rights we have purchased pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, a MRI-compatible implantable lead and microprocessor technologies. We amortize our intangible assets on a straight-line basis, over an average period of 11 years, beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the patent or license or the estimated useful life of the product. We evaluate our intellectual property each reporting period to determine whether events and circumstances warrant either a different amortization period or impairment. The intangible asset is impaired if the technology no longer factors into our product commercialization plans or the carrying value exceeds future cash flows. The risks associated with achieving commercialization include, but are not limited to, failure of the acquired technology to function as planned, failure to obtain regulatory approvals, failure of clinical trials, failure to obtain third-party reimbursement and patent litigation. Amortization and impairment are subject to a high degree of estimation and management judgment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. The carrying value of our intangible assets amounted to $6.4 million at January 25, 2013.

Investments in Debt and Equity Securities

We have invested in three privately-held, development-stage medical device companies, with a total carrying value of approximately $8.0 million as of January 25, 2013. The first investment is a convertible debt instrument, which we account for at fair value as an available-for-sale debt security. During the quarter ended July 27, 2012, we determined that the fair value of this investment was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million in the consolidated statement of income. The second and third investments consist of preferred shares accounted for under the cost method. If we identify events or changes in circumstances that indicate a decrease in value of these cost-method investments that is other-than-temporary, we recognize a loss. Fair value and impairment loss adjustments are subject to a high degree of management judgment as these investments do not have quoted market prices. We cannot guarantee that our investments will be successful or that further impairments will not adversely affect our consolidated balance sheets, statements of income or cash flows. See “Note 7. Investments” and “Note 17. Fair Value Measurements” for further details of these investments.

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

Index

Recognized compensation cost for performance-based and market-based restricted stock and restricted stock unit awards for the thirty-nine weeks ended January 25, 2013 and January 27, 2012 was $9.1 million and $8.4 million, respectively.

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

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions. During the quarter ended October 26, 2012, we finalized the Internal Revenue Service (“IRS”) audit in connection with our fiscal years ended April 24, 2009 and April 30, 2010. The audit adjustments did not materially impact our consolidated statements of income or consolidated balance sheets. In addition, during the quarter ended October 26, 2012, we were notified that our European subsidiary, Cyberonics Europe BVBA, is under examination by the Belgium tax authority with respect to transfer pricing.

Our effective tax rate for the thirteen and thirty-nine weeks ended January 25, 2013 was 35.2% and 36.6%, respectively, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes, the impact of the retroactive enactment of the Research and Development (“R&D”) Tax Credit covering the period January 1, 2012 to January 25, 2013, which includes four months from the prior fiscal year 2012, the non-taxability of the gain on the warrants’ liability and other permanent differences. The federal R&D Tax Credit was enacted into law on January 2, 2013 by The American Taxpayer Relief Act of 2012, which retroactively extended the R&D Tax Credit for two years, from January 1, 2012 to December 31, 2013.

Restricted stock, restricted stock units and stock options vested or were exercised during the thirteen and thirty-nine weeks ended January 25, 2013. The difference between the tax deduction on the vesting or exercise date and the financial statement expense creates an excess tax benefit (windfall) or tax deficiency (shortfall).  If a windfall benefit can be utilized to reduce income taxes payable, the windfall benefit will offset the shortfall deficiency; if not, then the shortfall is recognized as a discrete item in the quarter in which it occurs. Due to our net operating losses and the utilization of net operating loss carryforwards, prior to the quarter ended July 27, 2012, we were unable to offset shortfalls with windfalls and were required to recognize shortfalls as a discrete tax expense in the quarter in which they occur.  For the fiscal year ending April 26, 2013, we are forecasting the utilization of windfall benefits to offset income taxes payable; therefore, shortfalls should have no impact on the effective tax rate.

As of the quarter ended January 25, 2013, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. These earnings, while not material to our consolidated statements of income, are intended to be permanently reinvested outside the United States.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	January 25, 2013	January 27, 2012	% Change
Net Product Sales by Geographic Area:
U.S.	$50,355	$45,424	10.9%
International	11,972	8,739	37.0%
Total net product sales	$62,327	$54,163	15.1%

Unit Sales by Geographic Area:
U.S.	2,255	2,118	6.5%
International	960	708	35.6%
Total unit sales	3,215	2,826	13.8%

Licensing Revenue	$373	$373	0.0%

	For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	% Change
Net Product Sales by Geographic Area:
U.S.	$152,741	$133,456	14.5%
International	32,115	26,317	22.0%
Total net product sales	$184,856	$159,773	15.7%

Unit Sales by Geographic Area:
U.S.	6,905	6,261	10.3%
International	2,596	2,149	20.8%
Total unit sales	9,501	8,410	13.0%

Licensing Revenue	$1,120	$1,120	0.0%

U.S. net product sales for the thirteen weeks ended January 25, 2013 increased by $4.9 million, or 10.9%, as compared to the thirteen weeks ended January 27, 2012, due to a sales volume increase of 6.5% and increased average selling prices of 4.4%. The average selling price increased due to continued higher market penetration of our higher priced AspireHC generator and price increases each January 1st.

International net product sales for the thirteen weeks ended January 25, 2013 increased by $3.2 million, or 37.0%, as compared to the thirteen weeks ended January 27, 2012, due primarily to increased sales volume of 35.6% and a higher average selling price of 1.4%. We experienced a slight favorable foreign currency impact of $0.1 million, and on a constant currency basis international sales increased by 36.4%.

U.S. net product sales for the thirty-nine weeks ended January 25, 2013 increased by $19.3 million, or 14.5%, as compared to the thirty-nine weeks ended January 27, 2012, due to a sales volume increase of 10.3% and an increased average selling price of 4.2%. The average selling price increased due to continued higher market penetration of our higher priced AspireHC generator and price increases each January 1st.

Index

International net product sales for the thirty-nine weeks ended January 25, 2013 increased by $5.8 million, or 22.0%, as compared to the thirty-nine weeks ended January 27, 2012, due primarily to a sales volume increase of 20.8% and a higher average selling price of 1.2%. We experienced an unfavorable foreign currency impact of $1.2 million, and on a constant currency basis international sales increased by 26.5%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Cost of sales	8.6%	7.5%	8.4%	9.4%
Selling, general and administrative	42.5%	45.7%	44.4%	47.6%
Research and development	16.3%	16.7%	16.1%	16.3%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, the acquisition cost of raw materials and components and new this quarter, the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended January 25, 2013 increased by 1.1 percentage points to 8.6% when compared to the quarter ended January 27, 2012. This increase was primarily due to increased international sales with lower average selling prices as compared to the U.S. market. In addition, the 2.3% excise tax on medical devices sold domestically beginning January 1, 2013, added $0.3 million, or 0.5%, to cost of sales.

Our cost of sales as a percent of net sales for the thirty-nine weeks ended January 25, 2013 decreased by 1.0 percentage point to 8.4% when compared to the thirty-nine weeks ended January 27, 2012.  This decrease was partially the result of discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011, which reduced cost of sales by $1.2 million, and partially due to the prior fiscal year product withdrawal costs of the AspireHC and AspireSR generators in cost of sales of $0.9 million. Refer to the “Product Withdrawal” paragraph below for more information. These reductions to cost of sales as a percent of net sales were partially offset by increased international sales with lower average selling prices as compared to the U.S. market.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks ended January 25, 2013 decreased as a percentage of net sales by 3.2 percentage points to 42.5% as compared to the thirteen weeks ended January 27, 2012, and decreased 3.2 percentage points to 44.4% for the thirty-nine weeks ended January 25, 2013 as compared to the thirty-nine weeks ended January 27, 2012. These decreases are due primarily to more efficient use of our sales and marketing expenditures and a reduction in share-based compensation expense.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the thirteen weeks ended January 25, 2013 decreased as a percentage of net sales by 0.4 percentage points to 16.3%, as compared to the thirteen weeks ended January 27, 2012. This decrease was due to a rate of increase in R&D spending that was less than the rate of increase in net sales. R&D expenditures increased on a period-over-period basis primarily due to our product development efforts for the treatment of refractory epilepsy and our clinical development efforts with respect to VNS treatment of chronic heart failure, offset by a decrease in stock-based compensation related to our product development efforts.

Index

R&D expenses for the thirty-nine weeks ended January 25, 2013 decreased as a percentage of net sales by 0.2 percentage points to 16.1%, as compared to the thirty-nine weeks ended January 27, 2012. R&D spending increased on a period-over-period basis primarily due to both our product development efforts for the treatment of refractory epilepsy and our clinical development efforts with respect to VNS treatment of chronic heart failure and increased stock-based compensation related to our product development efforts.

Impairment of Investment

During the quarter ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista, a privately-held, development-stage medical device company, was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million.

Affordable Care Act

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act establishes a 2.3% excise tax on medical devices sold domestically. This excise tax began negatively impacting our income before income taxes beginning in January 2013. See “Cost of Sales” above for the impact of this excise tax on the thirteen weeks ended January 25, 2013.

Income Taxes

Our effective tax rate for the thirteen and thirty-nine weeks ended January 25, 2013 was 35.2% and 36.6%, respectively, which was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes, the impact of the retroactive enactment of the R&D Tax Credit covering the period January 1, 2012 to January 25, 2013, which includes four months from the prior fiscal year 2012, the non-taxability of the gain on the warrants’ liability and other permanent differences. Our effective tax rate for the thirteen and thirty-nine weeks ended January 27, 2012 was 41.1% and 40.2%, respectively, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting.

Product Withdrawal

On August 15, 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician and withdrew the generators from the field. For the thirty-nine weeks ended January 27, 2012, we recognized expense of $833,000, net of tax, related to the product withdrawal. In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed full commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe. The AspireSR generator clinical trial was suspended in August 2011; however, we re-submitted the appropriate applications and resumed patient enrollment in May 2012.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments increased by approximately $34.9 million to $131.5 million during the thirty-nine weeks ended January 25, 2013. This increase was primarily due to cash provided by operations of $55.7 million, less $11.6 million for investments (other than short-term investments), less $20.1 million for the purchases of treasury stock and increased by the proceeds from the exercise of compensatory stock options of $9.0 million.

Index

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 25, 2013 and January 27, 2012 was as follows (in thousands):

	Thirty-Nine Weeks Ended
	January 25, 2013	January 27, 2012	$ Change
Operating activities	$55,705	$52,736	$2,969
Investing activities	(26,604)	(21,086)	(5,518)
Financing activities	(9,095)	(43,818)	34,723
Effect of exchange rate changes on cash and cash equivalents	(129)	991	(1,120)
Net increase (decrease) in cash and cash equivalents	$19,877	$(11,177)	$31,054

Operating Activities

Cash provided by operating activities during the thirty-nine weeks ended January 25, 2013 was $55.7  million and was primarily due to net income of $34.8 million, plus non-cash income and expense items of $30.7  million, offset by cash used in operating assets and liabilities of $9.8 million. Non-cash items consisted primarily of stock-based compensation expense of $9.1 million, deferred income tax expense of $16.4 million related primarily to utilization of net operating losses, and the impairment of our investment in the debt security of NeuroVista Corporation of $4.1 million. Cash used for operating assets and liabilities included an increase in accounts receivable of $6.2 million due to increasing sales, an increase in inventories of $3.0 million, and a decrease in accounts payable and accrued liabilities of $1.3 million. Inventory levels increased by $3.0 million primarily due to a significant purchase of inventory parts intended to ensure an adequate supply over several years. Accounts payable and other liabilities decreased by $1.3 million over the thirty-nine weeks ended January 25, 2013 due to reduced compensation accruals based on timing of payments.

Investing Activities

Cash used in investing activities during the thirty-nine weeks ended January 25, 2013 was $26.6 million, consisting primarily of $15.0 million for the purchase of certificates of deposit, $6.5 million for the purchases of land, plant and equipment, $2.5 million for intangible asset purchases focused on the integration of MRI compatibility with our leads and the development of a neurostimulation device with cardiac-based seizure detection capabilities, and $2.6 million for our cost-method investment in the preferred shares of Cerbomed. The property, plant and equipment investments consisted of contract payments for the purchase of land and the construction of a manufacturing facility in Costa Rica of $1.3 million, plus Houston-based infrastructure development of $4.7 million. We expect to expend approximately $12 million for capital development during fiscal year 2013, including the Costa Rica project.

The construction of the Costa Rica manufacturing facility is expected to be completed in fiscal year 2014 and operational in fiscal year 2015. We purchased an option on additional land in Costa Rica in the event that we proceed with building additional manufacturing capacity.

Financing Activities

Cash used by financing activities during the thirty-nine weeks ended January 25, 2013 was $9.1 million due to the purchases of treasury stock of $20.1 million, offset by proceeds from the exercise of compensatory stock options and excess tax benefit from the exercise of stock options and vesting of restricted shares of $9.0 million. Employee exercises of compensatory stock options depend on market conditions and other factors. Our Board of Directors authorizes purchases of our common stock on the open market. In November 2011, the Board authorized the repurchase of up to 1,000,000 shares, of which 785,000 shares were purchased through January 25, 2013. The volume of treasury stock purchased and the timing of such purchases depend on market conditions and other factors. On January 26, 2013, our Board of Directors authorized the repurchase of an additional 1,000,000 shares on completion of the current repurchase program.

Index

Debt Instruments and Related Covenants

Convertible Notes

Holders tendered $7,044,000 of our Convertible Notes for redemption in December 2011, leaving a balance of $4,000 payable. The remaining balance was tendered for redemption in September 2012.

Contractual Obligations

A summary of contractual obligations as of January 25, 2013 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations

Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$880,079	$1,112,130	$813,644	$921,518	$3,727,371
Inventory purchases (2)	1,954,614	—	—	—	1,954,614
Other (3)	11,489,486	1,679,361	2,240,000	750,000	16,158,847
Total (4)	$14,324,179	$2,791,491	$3,053,644	$1,671,518	$21,840,832

(1)	Reflects operating lease obligations related to facilities, office equipment and automobiles. The facility lease obligations relate primarily to our Austin, Texas facility and our foreign operations.
(2)
Reflects certain of our inventory purchase commitments that are material, legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)
Reflects certain purchase contracts that are legally binding and specify minimum purchase amounts primarily in connection with sales, marketing and training events. We included expected future payments for services under cancellable contracts for clinical research, and for patent and technology licensing rights under cancellable contracts, including minimum royalty payments and required consulting fees. In addition, we included future contract payments related to the land purchase and construction contract for our manufacturing facility in Costa Rica. Finally, we included likely-to-be- achieved, milestone-driven commitments for additional investments in our cost-method equity investments. Of the $16.2 million total for Other off-balance sheet arrangements, $11.3 million relates to Flint Hills, Imricor and ImThera.

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

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. In the future, we may use non-speculative hedging to reduce our exposure to foreign currency transactions, depending on cash flow in our European operations. We choose not to offset other foreign currency exchange exposures for a variety of reasons, including but not limited to, immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. Based on our exposure to foreign currency exchange rate risk, and not taking into consideration foreign currency derivative offsets, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the thirty-nine weeks ended January 25, 2013 would have been unfavorable by approximately $246,000 or 1.0%. Conversely, if the U.S. dollar had uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income after tax for the thirty-nine weeks ended January 25, 2013 would have been favorable by approximately $272,000 or 1.0%.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 25, 2013.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended January 25, 2013, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
October 27 – November 30, 2012	—	$—	—	360,000
December 1 – December 28, 2012	57,425	$52.1298	55,000	305,000
December 29 – January 25, 2013	90,000	$52.5602	90,000	215,000
Totals	147,425	$52.3969	145,000

(1)	Shares are purchased at market price.
(2)
On November 15, 2011, the Board of Directors authorized a program to repurchase up to 1.0 million shares, and we have repurchased 785,000 shares as of January 25, 2013. On January 26, 2013, the Board of Directors authorized a program to repurchase up to 1.0 million shares upon completion of the previous plan.

Index

ITEM 6. EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan
10.2*	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)
10.3*	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)
10.4*	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan
10.5*	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)
10.6*	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 22, 2013

/s/ GREGORY H. BROWNE
Gregory H. Browne
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index

INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.1*	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan
10.2*	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)
10.3*	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)
10.4*	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan
10.5*	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)
10.6*	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002