Form 10-K
period 2013-04-26
CYBERONICS INC
filed 2013-06-19
CIK 864683

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 26, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $819.7 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 11, 2013, 27,484,154 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2013 Annual Meeting of Stockholders, which will be filed within 120 days of April 26, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “Cyberonics,” “the Company,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L.).
_______________

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements can be identified by the use of forward-looking terminology, including the words “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee,” “should,” “would,” “could” or other similar words or phrases. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. We are not assuming any duty to update this information if those facts change or if we no longer believe the assumptions to be reasonable.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks, uncertainties (some of which are beyond our control) and assumptions. They are subject to change, based upon various factors, including but not limited to the risks and uncertainties described in (a) Part I, Item 1A.  “Risk Factors” and elsewhere in this Form 10-K; (b) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”); and (c) other announcements we make from time to time.

Statements contained in this Form 10-K are based on information available to us and assumptions that we believe to be reasonable.  No forward-looking statements can be guaranteed to be accurate and actual outcomes may vary materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results, unless required by law.

PART I
Item 1.  Business

General

We are a medical device company, incorporated in 1987, engaged in the design, development, sale and marketing of an implantable medical device, the VNS Therapy® System, that provides neuromodulation therapy for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are also investigating the use of vagus nerve stimulation and other neuromodulation therapy for other indications, including chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System includes the following:

—	an implantable pulse generator to provide appropriate stimulation to the vagus nerve;
—	a lead that connects the pulse generator to the vagus nerve;
—	a surgical instrument to assist with the implant procedure;
—	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
—	instruction manuals; and
—	magnets to suspend or induce stimulation manually.

The VNS Therapy pulse generator and lead are surgically implanted into patients generally during an outpatient procedure. The battery contained in the generator has a finite life, which varies according to the model as well as the stimulation parameters for each patient. If a physician determines that a patient’s battery is at or near the end of its useful life or that the generator should be replaced for clinical reasons, a patient or a patient’s caregiver may choose to implant a new generator.  The generator may be replaced with or without replacing the original lead.

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

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”). In addition to maintaining regulatory approval, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy.

In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage with respect to reimbursement of VNS Therapy for patients with TRD, significantly limiting access to this therapeutic option for many patients.  Following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets.  As a result of new clinical evidence, including the completion of a post-approval dosing study and publication in four peer-reviewed journals, we recently submitted a formal request to CMS for reconsideration of its determination and requested coverage for VNS Therapy for TRD for a sub-population of Medicare beneficiaries that is estimated to represent approximately 0.2% of CMS’s patient population.  CMS declined our request for reconsideration on May 28, 2013.  The Company plans to evaluate options for appealing this decision and to work with other interested parties to continue to pursue access to VNS Therapy for patients experiencing TRD.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac-based seizure detection, rechargeable battery technology, wireless communication technology and the integration of magnetic resonance imaging (“MRI”) compatibility with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure. We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts or to build clinical evidence for VNS Therapy. A description and the status of these studies may be found at www.clinicaltrials.gov.

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

VNS Therapy Epilepsy Indication Overview

Epilepsy is characterized by recurrent seizures that are broadly categorized as either partial or generalized at onset. According to the U.S. Centers for Disease Control and the National Epilepsy Foundation, between 2.5 and 3.0 million individuals in the U.S. have some form of epilepsy, with between 150,000 and 200,000 new cases diagnosed each year. We estimate, based on a World Health Organization study on epilepsy, that there are in excess of 3.0 million individuals with epilepsy in Western Europe with over 150,000 new cases diagnosed each year; in Japan, these numbers are 1,000,000 and 50,000, respectively. In addition, it is estimated that approximately 50% of patients with epilepsy experience partial onset seizures. A number of clinical studies have shown that more than 30% of people with epilepsy continue to experience seizures in spite of treatment with seizure medications. People with epilepsy who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate medication therapies for a reasonable period of time are said to have drug-resistant, or drug-refractory, epilepsy. For reasons that are not clear, partial onset seizures are generally more resistant to currently available therapies than generalized seizures. There may be as many as five broad types of treatment available to persons with epilepsy: multiple seizure medications, various forms of the ketogenic diet, vagus nerve stimulation, resective brain surgery and deep brain stimulation (“DBS”). Seizure medications typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. When seizure medications alone are not effective, and brain surgery is either not an appropriate treatment option or is refused by the patient, VNS Therapy may be considered.

VNS Therapy for Epilepsy

In the U.S., the VNS Therapy System is indicated as an adjunctive treatment for patients 12 years old and older whose seizures are resistant to antiepileptic drugs.  In most markets outside the U.S., the indication also includes patients under 12 years of age and those who experience generalized seizures. In the two randomized, parallel, double-blind, active-controlled studies that led to FDA approval of our epilepsy indication, the patients who received adjunctive VNS Therapy had a mean seizure reduction of approximately 24% and 28% during the three-month acute phase of the studies. Additionally, many patients, including some who reported no change or an increase in seizure frequency, also reported a reduction in seizure severity. Long-term follow-up data derived from an uncontrolled protocol on 440 patients in five studies showed that efficacy was maintained, and for many patients improved over time, during treatment with the VNS Therapy System. Analysis of the pooled data showed that the median percentage seizure reduction was 44% after 24 months of treatment and was sustained at that level at 36 months. A study by physicians at New York University (“NYU”) published in 2011 involving 436 patients with refractory epilepsy treated with VNS Therapy reported that 63.7% of patients experienced at least a 50% reduction in seizure frequency. In a separate article, the NYU researchers followed a 65-patient cohort (a subset of the 436 patients) for a 10-year period.  Consistent with the previously published clinical studies of VNS Therapy, efficacy improved over time. At the last follow-up visit, 91% of the patients experienced at least a 50% reduction in seizure frequency. Our analysis of an internal database of patients who received an implant of VNS Therapy, including the first model of our generator (the Model 100), indicates that over 70% have chosen to continue with VNS Therapy when the generator battery is depleted.

In the treatment of refractory epilepsy, the side effects associated with the VNS Therapy System are generally mild and are limited to the period of time in which stimulation is active. The most frequently reported side effects during stimulation include voice alteration, neck discomfort, increased cough, shortness of breath and difficulty swallowing, most of which typically decrease over time. The VNS Therapy System has not been associated with central nervous system side effects that can accompany antiepileptic drugs. To date, an estimated 78,000 patients worldwide have been treated with the VNS Therapy System for epilepsy.

VNS Therapy Depression Indication Overview

Major depressive disorder is one of the most prevalent and serious illnesses in the U.S. It affects nearly 19 million Americans 18 years of age or older every year. Recently published data indicate that approximately one-third of patients with major depressive disorder will not achieve a remission of their depressive symptoms after four well-delivered, optimized treatment steps using standard antidepressant therapies. Standard treatment methods for depression include antidepressant drugs, psychotherapy and electroconvulsive therapy (“ECT”). First-line therapy often consists of an antidepressant drug. For patients who do not respond adequately to initial antidepressant treatment, physicians will often switch to a different drug or use two or more drugs in combination. Physicians usually reserve ECT for patients who have not had an adequate response to multiple trials of antidepressant drugs or when they determine that a rapid response to treatment is desirable.

VNS Therapy for Depression

The VNS Therapy System is indicated as an adjunctive treatment for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In Canada, the European Union, Israel, Brazil, Mexico, Australia and New Zealand, the VNS Therapy System is indicated for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant major depressive episode. VNS Therapy was generally well-tolerated in the depression clinical studies. In the double-blind, randomized, parallel-group sham treatment-controlled, multi-center study that led to FDA approval of our depression indication, the patients who received adjunctive VNS Therapy had a response rate (as measured by the Hamilton Rating Scale for Depression – 24 Questions) of 15% during the 12-week acute phase of the studies and a 30% response rate during the 12-month long-term phase of the study. The most commonly reported adverse events were similar to those observed in patients being treated with VNS Therapy for epilepsy. These side effects tended to occur during stimulation, tended to be reported as mild or moderate and tended to be reported less frequently over time. To date, an estimated 4,100 patients worldwide have been treated with the VNS Therapy System for depression.

Pursuant to the post-market surveillance conditions specified as part of our FDA marketing approval for the TRD indication, we were required to conduct two clinical studies.

—
One post-approval study, the dosing study, was a randomized study assessing three different stimulation intensities. We completed the 331-patient dosing study in February 2010 and submitted our final study report to the FDA in August 2010. In April 2012, we received notification from the FDA that we had fulfilled all study requirements related to the dosing study. Study results showed that VNS Therapy was well tolerated.  TRD patients who received adjunctive VNS Therapy experienced significant improvement at the 22-week acute phase endpoint compared with baseline;  this treatment effect was durable over one year.  Higher electrical dose parameters were associated with response durability.

—
The other post-approval study, the TRD Registry, is a longitudinal study intended to follow patients with TRD in two treatment groups - one group receiving adjunctive VNS Therapy and the other group receiving treatment-as-usual. We expect the registry to be completed by the end of fiscal year 2015.

VNS Therapy System

VNS Therapy is the first medical device treatment approved by the FDA for refractory epilepsy and for TRD. The safety profiles for VNS Therapy and the VNS Therapy System, including the implant procedure, are well established in clinical studies of refractory epilepsy and TRD.

The VNS Therapy System consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, surgical equipment to assist with the implant procedure, equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient, instruction manuals and magnets to suspend or induce stimulation manually. The VNS Therapy pulse generator and lead are surgically implanted, generally during an out-patient procedure. The pulse generator is surgically implanted in a subcutaneous pocket in the upper left chest area. The lead is connected to the pulse generator and tunneled under the skin to the vagus nerve in the lower left side of the patient’s neck.

The implanted pulse generator delivers an electrical signal to the lead attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. The left vagus nerve has been shown to have influence over numerous areas of the brain. Preclinical studies and mechanism-of-action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in suppressing the intensity or frequency of seizures and results in persistent or cumulative antiepileptic effects. The mechanism-of-action research associated with our depression studies has shown that stimulation of the left vagus nerve results in modulation of areas of the brain thought to be important in the regulation of mood.

The VNS Therapy System delivers stimulation by means of electrical pulses on a chronic, intermittent basis. The initial stimulation parameters recommended in the labeling are a 30-second period of stimulation, referred to as ON time, followed by a five-minute period without stimulation, referred to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and the stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a handheld computer using our programming wand and software. In addition, patients with epilepsy can use a small, handheld magnet provided with the VNS Therapy System to activate or deactivate stimulation manually. On-demand therapy can be activated by those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide control of stimulation by allowing the patient to temporarily discontinue stimulation, if desired.

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the lead to deliver mild electrical pulses to the vagus nerve. The pulse generator is a battery-powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure. The Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®) and Model 105 (AspireHC®), are the VNS Therapy pulse generators we currently offer. The generators are comprised of a printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on printed circuit boards using surface-mount technology. The assembled circuit boards are then tested and mounted with the battery in the titanium case, which is closed and sealed by a laser weld. A header to which the lead connects is added, and each unit is subject to final release testing prior to being sterilized and packaged. We manufacture these devices in our Houston, Texas facility.

Lead.  The lead conducts the electrical signal from the pulse generator to the vagus nerve. The lead incorporates electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve. The lead’s two electrodes and anchor tether wrap around the vagus nerve, and the connector end is tunneled subcutaneously to the upper chest area, where it attaches to the pulse generator. We currently offer two lead models in the U.S., each with differences in flexibility. The leads are available in two inner spiral diameter sizes to ensure optimal electrode placement on different-sized nerves.

Programming Wand and Software.  Our programming wand and proprietary software are used to interrogate the implanted pulse generator and to transmit programming information from a handheld computer to the pulse generator via an inductive coupling. Programming capabilities include modification of the pulse generator’s programmable parameters (pulse width, amplitude, frequency and stimulation ON and OFF intervals) and storage and retrieval of telemetry data.

Programming Computer. Our handheld programming computer (sometimes referred to as a personal digital assistant or “PDA”) is used in conjunction with the programming wand and software as described above. We plan to transition our programming computer from the PDA to a tablet computer-based programming device in the U.S. market during the second half of 2014 and later in the international markets.

Tunneling Tool.  The tunneling tool is a single-use, sterile, disposable surgical tool designed to be used during surgical placement of the lead. The tool is used for subcutaneous tunneling of the lead between the nerve site in the neck and the pulse generator site in the upper chest area.

Accessory Pack.  The accessory pack includes two resistor assemblies used to test the function of the device prior to implantation, the lead tie-downs and one hex screwdriver.

Patient Essentials Kit.  The patient kit includes two magnets, one watch-style and one pager-style.

Battery Replacements.  The battery contained in the generator has a finite life, which may vary between one and 16 years  depending on the generator model and the stimulation parameters used for each patient. In all cases, patients are instructed to see a physician to determine whether a replacement may be advisable. If a physician determines that a patient’s battery is at or near the end of its useful life, or that the generator should be replaced for clinical reasons, a patient or a patient’s caregiver may choose to implant a new generator. The generator may be replaced with or without replacing the original lead.

Product Releases and Future Development

Our product development efforts, focused primarily on epilepsy, are directed toward improving the VNS Therapy System, improving its efficacy, and developing new products that provide additional features and functionality while improving cost-effectiveness.

We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software. In connection with the introduction of new and improved products, we will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac-based seizure detection, rechargeable battery technology, wireless communication technology (“Relay™”) and the integration of MRI compatibility with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as the ProGuardian™ event monitoring system, capable of seizure monitoring, logging and notification using external heart-monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure. These efforts are in varying stages of development, will require significant funding to complete, and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all of these products, and we are not yet able to determine if or when any such products will be ready for market launch.

In February 2011, we announced FDA approval of our fifth generation generator, the AspireHC Model 105 generator. We believe this approval provides an important platform for future new product introductions, including the AspireSR™ Model 106 generator, which is a device that employs a cardiac-based seizure detection system and delivers responsive VNS Therapy.

In April 2011, we commenced a European clinical study (designated “E-36”) to support regulatory approval of our AspireSR generator in Europe and in the U.S. We submitted an Investigational Device Exemption (“IDE”) request to the FDA for the purpose of conducting a U.S. pilot study of the AspireSR generator (designated “E-37”). The IDE was approved in December 2012, and our clinical team is working with research sites and Institutional Review Boards to complete activities necessary to initiate the first implant.

In August 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators and withdrew these generators from the field. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve could be less than the output current programmed by a physician. While we believed that the generators did not pose an immediate health risk to patients, we (i) stopped shipment of AspireHC and AspireSR generators, (ii) suspended enrollment in our E-36 clinical study, (iii) notified physicians treating patients implanted with the AspireHC generator of the issue and what to consider as they monitor these patients, (iv) withdrew the AspireHC and AspireSR generators from the field, (v) identified the cause of the problem and implemented and tested the solution, and (vi) submitted applications to both the FDA and the European notified body, DEKRA, for approval of the improved AspireHC generator.

We received CE Mark approval in November 2011 and FDA approval in December 2011 for our re-designed AspireHC generator, and we have since resumed full commercial release of the generator in the U.S. and Europe.

Manufacturing and Sources of Components and Raw Materials

We manufacture our products at our manufacturing facility located in our corporate headquarters in Houston, Texas, with the exception of the handheld programming computer, which is a purchased component. We purchase the components and raw materials used in manufacturing these products from various suppliers.  For reasons of quality, product availability and expense control, certain components and raw materials are purchased from sole-source suppliers. We work closely with our suppliers, including our sole-source suppliers, to ensure continuity of supply and quality. Due to the FDA’s rigorous quality requirements regarding the manufacture of medical devices, including the VNS Therapy System, we may not be able to change suppliers or to identify alternate suppliers quickly or easily. Although component or raw material supply has not historically been an issue, any reduction or interruption in supply could adversely impact our business.

Our U.S. manufacturing operations in Houston, Texas and our warehouse and distribution center in Austin, Texas are required to comply with the FDA’s Quality System Regulation (“QSR”). The QSR implements section 520 of the federal Food, Drug and Cosmetic Act (“FDCA”), which requires manufacturers to have a quality system for the design, production, warehousing and distribution of medical devices. The QSR helps assure that medical devices are safe and effective for their intended use. In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized DEKRA to act as our notified body to ensure that our products and quality system complies with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC, which relates to active implantable medical devices, and with the requirements of the Canadian medical devices regulations.

We are currently constructing a second manufacturing facility in Costa Rica, which we expect to be fully operational in our fiscal year 2015. We expect this facility to be compliant with the same international standards and QSR regulations as the U.S. facilities.

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

To reach each of these groups, we conduct direct-selling activities using a specialized sales force consisting of:

—	sales personnel;
—	field clinical engineers and marketing personnel focused on educational and promotional marketing programs; and
—	case managers experienced in patient education, insurance verification and authorization issues.

In addition to our direct-selling activities, we facilitate and support peer-to-peer interactions such as symposia, conference presentations, journal articles and patient support groups to provide experienced clinicians and patients the opportunity to share their perspectives on the VNS Therapy System with others.

International

We are approved to market our products in more than 72 countries. We market and sell our products in these countries through a combination of a direct sales force in certain European countries and independent distributors elsewhere. Our objectives include increasing sales in existing markets and expanding the number of countries where VNS Therapy is available to patients.

The VNS Therapy System is currently marketed and sold for epilepsy in every major European market. The majority of sales in Europe are driven by a direct sales force. In some European countries, we establish distribution agreements with independent distributors to better suit the needs of our customers. We also have distribution agreements with independent distributors covering a number of other territories outside of Europe, including Canada, Mexico, Australia, parts of Central and South America, the Middle East, China, Japan, and other parts of Asia. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a specified period of time, typically one to three years. Under the terms of the agreement and local law, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for the relevant territory and agrees to certain minimum marketing and sales expenditures, as well as purchase commitments with limited return rights. Our pricing to distributors is generally fixed under the terms of the distribution agreements, but may change at our election with as little as 30 days prior notice under most agreements. The average sales price in each country is based on local market conditions and primarily dictated by public and private reimbursement. Typically, the sales price in international markets is lower than in the U.S.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA under the FDCA and, in some instances, state authorities and foreign governments.

U.S. FDA Regulation

Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval (“PMA”) application.

The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes several years to complete. The PMA application claims must be supported by scientific evidence, typically in the form of pre-clinical and clinical data relating to the safety and effectiveness of the device, and must include other information about the device and its components, design, manufacturing and labeling.

When clinical trials of a medical device are required in order to obtain FDA approval, the sponsor of the trial is required to file an Investigational Device Exemption (“IDE”) application before commencing clinical trials. The IDE application must be supported by data, which typically includes the results of extensive bench testing, animal testing, and formal lab testing, all of which must be conducted in accordance with good laboratory practices, appropriate design controls and scientific justification. The FDA reviews and must approve an IDE before a study may begin in the U.S. In addition, the study must be approved by an Institutional Review Board charged with protecting study subjects for each clinical site. When all approvals are obtained, the study may begin. The FDA will approve a PMA application only if reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA inspects the manufacturer’s facilities for compliance with its QSR. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical studies, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for FDA approval prior to implementation of the changes.

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

The FDA enforces these requirements by inspection and market surveillance, including our facilities. The FDA periodically inspects our manufacturing facilities, which potentially includes our suppliers. If the FDA observes conditions that may constitute  violations, we must correct the conditions or satisfactorily demonstrate the absence of the violations; if we are unable to do so, we may face regulatory action.  Non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

Recently, the FDA has placed an increased emphasis on enforcement of the QSR and other post-market regulatory requirements. We continue to expend resources to maintain compliance with our obligations under the FDA’s regulations.

Other U.S. Regulation

We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and to federal, state and local laws relating to matters such as our responsibilities as an employer, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We are also subject to various federal and state laws governing our relationships with the hospitals and physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form intended to induce a referral for any item payable under Medicare, Medicaid or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect on our ability to do business.

Non-U.S. Regulation

Internationally, the VNS Therapy System is considered to be a medical device under applicable regulations and directives. We anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices, regulating their design, manufacture, clinical studies, labeling and adverse event reporting. Devices that comply with these requirements are entitled to bear a Conformité Européenne (“CE Mark”) indicating that the device conforms to the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union. In some cases, we rely on our non-U.S. distributors to obtain regulatory approvals, complete product registrations, comply with clinical study requirements and complete those steps that are customarily taken in the applicable jurisdictions.

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

Third-Party Reimbursement in the U.S. Market

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from the shipment date. In addition to maintaining regulatory approval, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. CMS, which we estimate pays for approximately 25% of the VNS Therapy System implants, issues an annual update to the reimbursement amounts available to our customers. The reimbursement rates vary by geographic area. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We employ case managers, available through our reimbursement hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis or policy level.

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. However, CMS has made significant changes to the amounts that are reimbursed to hospitals over the years. In November 2011, CMS announced calendar year 2012 reimbursement rates, which increased by 6.4% for full systems and increased by 3.0% for generator-only replacements as compared to calendar year 2011. In November 2012, CMS announced calendar year 2013 reimbursement rates, which increased over the calendar year 2012 rates by 5.7% for full systems and 7.9% for generator-only replacements.

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (the “Acts”) were enacted into law in March 2010. Certain provisions of the Acts will become effective in future years and the administrative agencies responsible for issuing regulations that implement some aspects of the Acts have yet to do so. Accordingly, the consequences of the Acts are not yet fully understood; however, portions of the Acts focus on Medicare provisions aimed at improving quality and decreasing costs. The Medicare provisions that could affect our reimbursement include requirements relating to value-based payment programs, reduced hospital payments for avoidable readmissions and hospital-acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the Acts introduced a reduction in the annual rate of inflation for hospitals in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014.

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

Medicare

Under the current CMS policy, VNS Therapy is covered for patients with medically refractory partial onset seizures for whom surgery is not recommended or for whom surgery has failed. In May 2007, CMS concluded that Medicare coverage is not available for VNS Therapy as a treatment for TRD. As a result of new clinical evidence, including the completion of a post-approval dosing study and publication in four peer-reviewed journals, we recently submitted a formal request to CMS for reconsideration of its determination and requested coverage for VNS Therapy for TRD for a sub-population of Medicare beneficiaries estimated to represent approximately 0.2% of CMS’s patient population.  CMS declined our request for reconsideration on May 28, 2013.

Medicaid

Medicaid programs generally cover hospital inpatient and outpatient services that are medically necessary and appropriate. With respect to epilepsy, most state Medicaid agencies have developed their own coverage policy for VNS Therapy or have adopted the national CMS coverage policy, although payment amounts vary from state to state. With respect to TRD, a small number of Medicaid programs provide coverage for VNS Therapy on a case-by-case basis, but most are still evaluating a coverage policy or have issued a non-coverage policy. CMS’s non-coverage determination on Medicare coverage for the treatment of TRD has made gaining coverage with Medicaid programs difficult.

Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so we are engaged in ongoing efforts to obtain or ensure continued access and acceptable reimbursement for patients covered by Medicaid programs. Recent financial problems at various state Medicaid programs have limited payments for VNS Therapy from time to time, and these problems may continue.

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, we estimate that private payers account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or have adopted the national CMS coverage policy for use of VNS Therapy in epilepsy. Private payers in several states have recently adopted less restrictive guidelines as to which patients would be eligible for VNS Therapy, particularly patients with all seizure types, including generalized seizures. Most private payers either have no policy or have a non-coverage policy with respect to coverage for TRD.

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

Payment for VNS Therapy Outside the U.S.

Margins on our VNS Therapy System sales outside the U.S. vary on a country-by-country basis and depend on the method of product distribution chosen by us for that country. In certain countries governments are involved in setting reimbursement rates or setting limitations on the total number of devices purchased, or both, which generally results in a lower reimbursement rate than in the U.S. market. In fiscal year 2013, our international net product sales accounted for 17% of total net product sales, and the three largest individual country markets were the United Kingdom, France and Germany. In those countries we sell directly to hospitals, and the amount received may vary even within that country. Total sales are also affected by national and local health budgets and limitations on the number of products purchased in a given year.

Increasing prices for the VNS Therapy System, or setting a higher price for new models, such as the Demipulse, Demipulse Duo and AspireHC generators, can be a difficult and time-consuming process, in some instances involving submissions to government agencies.

Competition

We believe that in the refractory epilepsy and TRD indications, existing and future drug therapies are the primary competition for the VNS Therapy System at present. We expect to face competition from other medical device companies for the treatment of epilepsy, TRD and other indications we may investigate for treatment using vagus nerve stimulation. Medtronic, Inc. has received approval from the FDA for its Activa Neurostimulator, a DBS device indicated for the treatment of essential tremor, Parkinson’s Disease and severe obsessive compulsive disorder and has submitted a PMA to the FDA for use of the Activa Neurostimulator for the treatment of refractory epilepsy.  The device already has approval for marketing in the European countries governed by CE Mark approval, and Medtronic has begun commercial marketing in several European countries. A company based in Europe, Neurotech, SA, now owned by Sorin Group, Italy, has obtained CE Mark approval for a device capable of vagus nerve stimulation for the treatment of epilepsy, however, we believe they have not commenced commercialization. Another company, CerebralRx Ltd. based in Israel, developed an implantable device capable of vagus nerve stimulation for the treatment of epilepsy and has CE Mark approval. CerebralRx has initiated commercialization efforts in several European countries. St. Jude Medical, Inc. has announced the initiation of a clinical study for a DBS system for TRD, and NeuroPace, Inc. has completed a pivotal study and filed a PMA application to the FDA for its closed-loop responsive neurostimulation (“RNS”) device for the treatment of refractory epilepsy.  This device includes electrodes placed in various areas of the brain.  In February 2012, an FDA advisory panel recommended approval of the RNS Neurostimulator; however, at this time, the FDA has not yet issued an approval.

Several non-invasive neurostimulation technologies are emerging as well.  NeuroSigma Inc., based in the U.S., is focused on the development of a trigeminal nerve stimulation (“eTNS”) device for the treatment of attention deficit hyperactivity disorder (“ADHD”), major depressive disorder, and refractory epilepsy. We invested in Cerbomed GmbH (“Cerbomed”), which is a privately-held, European development-stage company working on a transcutaneous vagus nerve stimulation device for several indications, including the treatment of epilepsy. CerboMed has received CE Mark approval for its device for the treatment of epilepsy and depression, and has initiated a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. At least one non-invasive device-based therapy has been approved by the FDA since October 2008 for depression. Repetitive transcranial magnetic stimulation (“rTMS”), developed and marketed by Neuronetics Inc., based in the U.S., consists of an externally-placed coil that delivers a pulsed magnetic field and is indicated for depression that has not responded to one adequate treatment trial. Other companies, including Brainsway Ltd., based in Israel, are developing various forms of transcranial magnetic stimulation (“TMS”) for depression and other indications. These technologies are not available commercially in the U.S.

A well-established array of antidepressant drugs typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive or treatment-resistant depression. For patients with certain types of severe depression or those at acute risk for suicide, electroconvulsive therapy (“ECT”) may be used. These treatment modalities may pose a competitive threat in the near term, to the extent that they may delay a decision to offer VNS Therapy to patients with depression or be more readily accessible due to more favorable reimbursement and coverage by third-party payers.

We could also face competition from other small, emerging or large medical device or pharmaceutical companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we have. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain patents and regulatory approvals for products that are more effective in treating epilepsy or depression than our current or future products. In addition, advancements in surgical techniques could make surgery a more attractive therapy for epilepsy or depression. The development by others of new treatment methods with novel antiepileptic and antidepression drugs, medical devices or surgical techniques for epilepsy or depression could render the VNS Therapy System noncompetitive or obsolete.

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

As other forms of neurostimulation are investigated and developed for epilepsy or depression, these may emerge as competition for VNS Therapy. Other treatments, such as magnetic seizure therapy, may compete for a similar place in the depression treatment market as they are developed. The FDA recently initiated a review of ECT for the purpose of evaluating its device classification status.  Although the FDA has not announced the outcome of its review, in time, manufacturers of ECT devices may be required to submit and obtain FDA approval of a PMA application to remain on the US market.

Any of these neurostimulation techniques could prove to be more effective, more predictable, or more rapidly acting than VNS Therapy for epilepsy or TRD.

Patents, Licenses and Proprietary Rights

As of April 26, 2013, we owned or licensed approximately 164 U.S. patents and 208 pending U.S. patent applications, in addition to foreign patents and applications corresponding to the foregoing US patents and applications.  These patents and patent applications cover various aspects of the VNS Therapy System and methods of treatment for a variety of disorders, including traumatic brain injury, cardiac disorders, hypertension, motility disorders, coma and chronic pain, through electrical stimulation of the vagus nerve or other neural tissue. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license approximately 78 patents issued by the European Patent Office or other international authorities and 130 patent applications pending in the European Patent Office or before other national or international authorities.

A license agreement with Jacob Zabara, Ph.D., dated March 15, 1988, provided us with exclusive rights under a number of U.S. patents and their international counterparts covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression and chronic pain. The patent covering vagus nerve stimulation for the treatment of neuropsychiatric disorders (including depression) expired May 3, 2011. The last of the U.S. patents covering vagus nerve stimulation for movement disorders expired July 16, 2011. Pursuant to the license agreement, we were obligated to pay Dr. Zabara a royalty equal to 3.0% of sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the expiration date of the last of the patents covering our existing products.

In April 2012, we filed a complaint in the United States District Court for the Southern District of Texas against Dr. Zabara in response to a letter from Dr. Zabara alleging that he is entitled to royalties on products that incorporate his patents licensed to us under the 1988 license agreement, even if the patents have expired. For a description of this matter, see “Note 11. Commitments and Contingencies – Litigation” in our consolidated financial statements.

We do not have indication-specific patent coverage for vagus nerve stimulation for movement disorders or for neuropsychiatric disorders.

We cannot assure you that patents will be issued from any of the pending applications, or if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents.

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

Licenses Granted by Us to Other Persons

Effective December 17, 2007, we entered into an Exclusive Patent License Agreement (the “EES License Agreement”) with Ethicon Endo-Surgery, Inc. (“EES”), granting EES an exclusive, worldwide license, with the right to grant non-exclusive sublicenses, for a specified field of use (treatment by means of nerve stimulation for weight reduction or for hypertension or diabetes in patients having a body mass index of 25 or more) under nine U.S. patents and nine U.S. patent applications, and future related patents and international counterparts. Under the terms of the EES License Agreement, EES paid us a non-refundable fee of $9.5 million. EES also agreed to pay us a royalty on future net sales of products covered by any of the subject patents and to reimburse us for future patent-related expenses associated with the filing, prosecution, and maintenance of the licensed patents and patent applications outside the U.S. We also granted EES a right of first refusal to negotiate for a license under any patent rights acquired by us within the specified field of use and offered for licensing.

Product Liability and Insurance

The manufacture and sale of our products subjects us to the risk of product liability claims. We are currently named as a defendant in one or more product liability lawsuits in the U.S. As the manufacturer of a medical device, we likely will be named in the future as a defendant in other product liability lawsuits. We do not believe that our products involved in the current lawsuits are defective; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove to be inadequate in some circumstances. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position.

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

Employees

As of April 26, 2013, we had 581 employees globally.  We believe that our success and ability to successfully expand the commercialization of our VNS Therapy System will be driven by strong leadership and the high caliber of our employees. We have strengthened our focus on talent assessment and leadership development and are committed to developing our employees and providing them with opportunities to contribute to our growth and success. We are engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet our objectives. We believe our relationship with our employees is generally good; however, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

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

Our financial information, including our net sales and long-lived assets by geographical area, is included in the consolidated financial statements and the related notes beginning on page F-1, especially “Note 20. Geographic Information.”

Website and Availability of Public Filings with the SEC

Our website address is www.cyberonics.com. We make available free of charge on or through our website our Proxy Statements on Schedule 14A, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and reports relating to beneficial ownership of our securities filed or furnished pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. Our website also contains the charters for each standing committee of our Board of Directors, our Business Practice Standards, our Code of Ethics, our Corporate Governance Guidelines and our Financial Code of Ethics.

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

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 26, 2013, our stock traded from a high of $56.73 to a low of $36.82 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

—	changes in the general condition of the economy, including the valuation of the U.S. dollar versus other currencies;
—	regulatory activities and announcements, including activities related to the FDA’s Quality System Regulation (“QSR”);
—	governmental enforcement initiatives related to medical device companies;
—	changes in market conditions and valuations of medical device companies in general;
—
national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and other international bodies responsible for coverage determinations;

—	results of studies regarding the safety and efficacy of vagus nerve stimulation treatment for various indications, including epilepsy, depression and other disorders;
—	results of studies regarding the safety and efficacy of drugs or devices that are competitive or potentially competitive to VNS Therapy;
—	clinical trial results and/or regulatory approvals regarding devices that are potential competitors to our products;
—	quarterly variations in our sales and operating results;
—	announcements of significant contracts, acquisitions or capital commitments;
—	our ability to obtain and maintain favorable coverage and reimbursement for VNS Therapy;
—	our ability to find licensees for some of our technology and the terms of any licenses we grant;
—	our ability to license technology owned by others and the terms of any such licenses;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	uncertainties associated with governmental and regulatory inquiries and investigations;
—	uncertainties associated with litigation; and
—	false or misleading reports published by investors for the purpose of profiting from short sales of our stock.

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

We cannot be certain that we will receive required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis. The failure to receive approval or clearance for significant new products or modifications to existing products on a timely basis could have a material adverse effect on our consolidated financial condition and results of operations.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form 483, warning letters or other forms of enforcement. In recent years, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and increasing its inspections of manufacturing facilities. The FDA also has recently significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban these medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending premarket approval applications, or require certificates of foreign governments for exports and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend our prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our consolidated financial condition and results of operations.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.

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

Our quarterly operating results may fluctuate in the future, which may cause our stock price to decline.

Our net sales, expenses and operating results may vary significantly from quarter to quarter for several reasons, including, without limitation:

—	the ability of our sales force to effectively market and promote VNS Therapy, and the extent to which the VNS Therapy System gains market acceptance;
—	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to obtain and retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	variations in quantity of product orders at quarter end;
—	temporary manufacturing interruptions or disruptions;
—	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
—	increased competition, patent expirations or new technologies or treatments;
—	product recalls or safety alerts;
—	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits; and
—	the financial health of our customers, and their ability to purchase VNS Therapy Systems, in the current economic environment.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly and may be below security analyst expectations, which may in turn cause our stock price to decline.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S. headquartered company with significant sales in the United States, this health care reform law will materially impact our business, as well as the U.S. economy. Certain provisions of the law will become effective in future years and the administrative agencies responsible for issuing regulations that implement some aspects of the law have yet to do so. Accordingly, the consequences of the law are not yet fully understood. The law levies a 2.3% excise tax on the majority of our U.S. medical device sales effective January 1, 2013. Our fiscal year 2013 U.S. net product sales represented approximately 83% of our worldwide consolidated net product sales. The new tax will adversely affect gross margins, results of operations and cash flows. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

In addition, the Physician Payment Sunshine Act (the “Sunshine Act”) was finalized by CMS on February 8, 2013, as part of U.S. healthcare reform legislation, to increase the transparency of our interactions with healthcare providers. Pursuant to the Sunshine Act, we are required by law to disclose all payments and other transfers of value to U.S. physicians and teaching hospitals effective August 1, 2013. Failure to comply with this requirement could adversely affect our business and results of operations.

We may not develop VNS Therapy for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

We have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications beyond refractory epilepsy and depression. Regulatory approval for any new indications would require us to conduct one or more large-scale pivotal trials. We have not conducted such pivotal trials for any indication beyond refractory epilepsy and depression, and other than the possibility of pivotal trials for chronic heart failure, we do not have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indication in refractory epilepsy.

We may not be able to maintain or expand market acceptance for the VNS Therapy System, which could cause our sales to be lower than expectations.

Market acceptance of the VNS Therapy System depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in more than an estimated 82,000 patients, many physicians are still unfamiliar with this form of therapy. Other therapies, including pharmacologic options, may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that we will ever receive broad reimbursement coverage for depression or that our sales will increase for either epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, consolidated financial position and results of operations.

The success of our products depends upon strong relationships with physicians.

If we fail to maintain our working relationships with physicians, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and public speakers. If we are unable to maintain our strong relationships with these professionals and to continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated financial condition and results of operations.

Patient confidentiality and federal and state privacy and security laws and regulations may adversely impact our selling model.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes federal rules protecting the privacy and security of personal health information. The privacy and security rules address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. HIPAA provides both criminal and civil fines and penalties for covered entities that fail to comply. If we fail to comply with the applicable regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 and potential imprisonment.

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

Our ability to commercialize the VNS Therapy System successfully depends, in large part, on whether third-party payers, including private healthcare insurers, managed care plans, Medicare and Medicaid programs and others agree to cover the VNS Therapy System and associated procedures and services and to reimburse at adequate levels for the costs of the VNS Therapy System and the related services in the U.S. or internationally. While we currently have reimbursement approval for epilepsy, we do not have any meaningful reimbursement coverage for the treatment of depression.
Our products are purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their services and the products they provide from government and third-party payors is critical to the success of medical technology companies. The availability of adequate reimbursement affects which procedures customers perform, the products customers purchase and the prices customers are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

Major third-party payors for healthcare provider services in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, could result in increased discounts and contractual adjustments to healthcare provider charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan and other countries may limit the price of, or the level at which, reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products.

In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our medical devices or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products, including clinical products, purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our consolidated financial condition and results of operations.

Our current and future expense estimates are based, in large part, on estimates of our future sales, which are difficult to predict.

We may be unable to adjust spending quickly enough to offset any unexpected sales shortfall. If increased expenses are not accompanied by increased sales, our consolidated results of operations and financial position for any particular fiscal quarter could be adversely impacted.

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

The VNS Therapy System includes an electronic pulse generator and a lead designed to be implanted in the human body and a programming wand connected to a handheld computer or tablet for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or producing other unintended consequences. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explanation and potential re-implantation of the products and associated costs, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial litigation, with liabilities well in excess of our insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.

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

Additionally, certain countries, including China, do not enforce compliance with laws that protect intellectual property rights with the same degree of vigor as is available under the U.S. judicial system. For this reason, there is a risk that our intellectual property may be subject to misappropriation in such countries. This may permit others to produce copies of our products. There is also a risk that such products may be exported from such countries to other countries.  Our electronically stored intellectual property and other proprietary data may also be subject to misappropriation through a breach of our cybersecurity.  Any misappropriation or misuse of our technology or proprietary information could have a material adverse effect on our business, consolidated financial condition or results of operations.

We are subject to domestic and international competition, reducing our sales and earnings.

Our indication-specific patent protection for the VNS Therapy System for epilepsy and depression indications has expired.  As a result, we could be subject to wider competition from medical devices without legal recourse to challenge our competitors based on patent infringement. For example, a company based in Europe, Neurotech, SA, has obtained CE Mark approval for a device capable of vagus nerve stimulation, and CerebralRx Ltd., based in Israel,, now owned by Sorin Group, Italy, also has CE Mark approval for an implantable device capable of vagus nerve stimulation. CerebralRx Ltd. has engaged in tender offers in Italy, subjecting us to competition in that market.  As a practical matter, we are always subject to competition from new and existing drugs. In the future, we expect to be subject to competition from both medical devices and drugs in the U.S. and other countries, reducing our sales and earnings or limiting our growth.

We may engage in litigation to protect our proprietary rights, or to defend against infringement claims by third parties, causing us to suffer significant liabilities or expenses or preventing us from selling our products.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business.

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

Product liability claims could adversely impact our consolidated financial condition and our earnings and impair our reputation.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing defects, design flaws or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of our products, which could ultimately result, in certain cases, in the removal of such products from the body and possible claims regarding costs associated therewith. We have elected to self-insure with respect to a portion of our product liability risks. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products. Recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level and increased risk of adverse product liability judgments.

Our self-insured retention program may expose us to future losses.

We have elected to insure some of our insurable risks through a self-insured retention (“SIR”) policy. We made this decision based on conditions in the insurance marketplace, including increasing numbers of coverage limitations and dramatically higher insurance premium rates. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While, based on historical loss trends, we believe that our SIR is not excessive and that our accruals will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. Any such losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

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

The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of products could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the depression indication, the FDA required us to conduct a post-approval patient dosing study and a patient registry. The results of these studies may be included in our product labeling. If we fail to complete the patient registry in a timely manner, we may be subject to regulatory action, including withdrawal of our depression indication approval.  Also, any adverse regulatory action, depending on its breadth, may be detrimental to our business.

The medical device industry is experiencing greater scrutiny and regulation by governmental authorities and is the subject of numerous investigations, often involving marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings; could lead to substantial fines, penalties and administrative remedies; divert the attention of our management; impose administrative costs and have an adverse effect on our consolidated financial condition, results of operations and liquidity; and may lead to greater governmental regulation in the future.

We are subject to certain laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act, the HIPAA Privacy Rule and the federal Foreign Corrupt Practices Act, which govern the sales and marketing practices of healthcare companies. The Anti-Kickback Statute contains both civil and criminal sanctions, which are enforced by the Office of the Inspector General of Health and Human Services Department (“OIG”) and the U.S. Department of Justice (“DOJ”). Over the past several years, the U.S. government has accused an increasing number of pharmaceutical and medical device manufacturers of violating the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act based on certain marketing and sales practices and compensation arrangements with referral sources. The Foreign Corrupt Practices Act prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business. Pharmaceutical and medical device manufacturers also have been accused of alleged violations of the federal False Claims Act, which imposes civil liability (including substantial monetary penalties and damages) on any person or corporation that (a) knowingly presents a false or fraudulent claim for payment to the U.S. government, (b) knowingly uses a false record or statement to obtain payment or (c) engages in a conspiracy to defraud the federal government to obtain allowance for a false claim. Under the whistleblower provisions of the federal False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that we may be forced to defend a prosecution under the federal Anti-Kickback Statute or the Foreign Corrupt Practices Act, be forced to defend against a false claims action, be liable for monetary fines, or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from an enforcement action or a whistleblower case.

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

Our international operations are subject to risks that are inherent in conducting business overseas and under foreign laws, regulations and customs. These risks include possible nationalization, expropriation, importation limitations, violations of U.S. or local laws, including, but not limited to, the U.S. Foreign Corrupt Practices Act, pricing restrictions, and other restrictive governmental actions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business and our consolidated financial condition or results of operations.

Our international business is subject to foreign currency fluctuations.

The majority of our international sales are invoiced in euros. The strengthening or weakening of the U.S. dollar against the euro generally has an unfavorable or favorable impact on our sales, respectively, which is partially offset by the foreign currency impact on operating expenses.  Additionally, if currencies weaken against the U.S. dollar, a foreign distributor whose payables are denominated in U.S. dollars may not be able to meet their obligations in a timely manner. We have a net receivable position in euros, subject to gains or losses due to currency movements, which we may elect to hedge. If we elect to hedge, we cannot be certain that the hedging activity will eliminate our currency risk.

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

Selling our products through agents or distributors, particularly in public tenders, can expose us to a higher degree of risk. Our agents and distributors are third parties retained by us to sell our products in different markets. However, our agents and distributors are independent contractors. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both.

Our failure to attract and retain qualified personnel and any changes in our key personnel, including officers, could adversely affect our operations.

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

Global financial uncertainty continues to cause disruption in the financial markets, including diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, net sales, profit margins, procedural volumes and reimbursement rates from third party payers. In addition, the current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

Our manufacturing is currently conducted at a single site, and the occurrence of a catastrophic disaster or other similar event could cause damage to our facility and equipment, which would require us to cease or curtail operations.

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

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our consolidated financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We believe that our accruals reflect the probable outcome of known contingencies. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate or results of operations. For example, there are proposals for fundamental U.S. international tax reform, which may have a significant adverse impact on our future consolidated net income or financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In order to accommodate expected growth of our business, to secure our future in our current manufacturing and headquarters facility and to realize operating efficiencies, we purchased the building and property in which we are headquartered during the quarter ended October 28, 2011. Our headquarters building is located in Houston, Texas and consists of approximately 144,000 square feet of manufacturing and office space. We are currently constructing a second manufacturing facility to be located in Costa Rica, which will be owned by our subsidiary, Cyberonics Latam, S.R.L. We intend for this facility to manufacture product for our international markets and to be operational in fiscal year 2015.

We lease a 19,900-square-foot facility in Austin, Texas that we utilize for warehousing and distribution. We lease 19,100 square feet of administrative and sales office space in Brussels, Belgium and elsewhere in Europe, China, Hong Kong, and the U.S. All of our lease terms expire between June 30, 2012 and February 2022. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 11.  Commitments and Contingencies – Litigation” of our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during the fiscal years 2013 and 2012 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 27, 2012
First Quarter	$35.60	$24.50
Second Quarter	30.36	23.58
Third Quarter	35.41	27.20
Fourth Quarter	39.58	32.32
Fiscal Year Ended April 26, 2013
First Quarter	47.39	36.82
Second Quarter	54.00	42.46
Third Quarter	56.73	42.31
Fourth Quarter	49.05	42.49

As of June 11, 2013, according to data provided by our transfer agent, there were 378 stockholders of record.

During the fiscal years 2013 and 2012, we did not pay any cash dividends to our stockholders. We intend to retain future earnings primarily to fund the development and growth of our business and, therefore, do not currently anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors. However, we have and intend to continue repurchasing shares under our treasury stock repurchase program, see the table below.

The table below presents purchases of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
April 28 – June 1, 2012	120,000	$38.6102	120,000	425,000
June 2 – June 29, 2012	179,924	40.1706	65,000	360,000
June 30 – July 27, 2012	—	—	—	360,000
July 28 – August 31, 2012	—	—	—	360,000
September 1 – September 29, 2012	8,379	50.1000	—	360,000
September 30 – October 26, 2012	—	—	—	360,000
October 27 – November 30, 2012	—	—	—	360,000
December 1 – December 28, 2012	57,425	52.1298	55,000	305,000
December 29 – January 25, 2013	90,000	52.5602	90,000	215,000
January 26 – March 1, 2013	120,000	45.3599	120,000	95,000
March 2 – March 29, 2013	158,592	47.0747	150,000	945,000
March 30 – April 26, 2013	—	—	—	945,000
Totals	734,320	45.5771	600,000
____________________________

(1)	Shares are purchased at market price.
(2)
In November 2011, the Board of Directors authorized the repurchase of 1.0 million shares. On January 26, 2013, the Board of Directors authorized a program to repurchase up to 1.0 million shares upon completion of the previous plan. At April 26, 2013 we had repurchased 1.0 million shares under the previous plan and 55,000 shares under the current plan.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related notes for the 52 weeks ended April 26, 2013, April 27, 2012 and April 29, 2011 are derived from audited consolidated financial statements that are included in this Form 10-K. The selected financial data for the 53 weeks ended April 30, 2010 and the 52 weeks ended April 24, 2009 are derived from audited consolidated financial statements that are not included in this Form 10-K.

	52 Weeks Ended			53 Weeks Ended	52 Weeks Ended
Consolidated Statement of Operations Data:	April 26, 2013	April 27, 2012	April 29,2011	April 30, 2010	April 24, 2009
Net sales	$254,320,417	$218,502,731	$190,464,398	$167,775,672	$143,600,979
Cost of sales	21,907,264	19,656,332	23,020,032	20,907,595	20,040,636
Gross profit	232,413,153	198,846,399	167,444,366	146,868,077	123,560,343
Operating expenses:
Selling, general and administrative	112,515,262	102,568,776	89,654,039	87,941,405	84,837,694
Research and development	41,551,444	35,334,770	28,602,684	22,064,800	19,732,941
Total operating expenses	154,066,706	137,903,546	118,256,723	110,006,205	104,570,635
Income from operations	78,346,447	60,942,853	49,187,643	36,861,872	18,989,708
Interest income	84,287	326,118	262,298	92,602	1,235,757
Interest expense	(119,303)	(296,725)	(397,975)	(1,430,590)	(3,394,837)
Impairment of investment	(4,058,768)	—	—	—	—
Gain on warrants’ liability	1,325,574	—	—	—	—
Gain (loss) on early extinguishment of debt	—	(3,670)	83,074	3,172,231	11,000,698
Other expense, net	(303,612)	(547,148)	(470,109)	(207,644)	(381,265)
Income before income taxes	75,272,625	60,421,428	48,664,931	38,488,471	27,450,061
Income tax expense (benefit) (1)	28,917,123	24,343,696	1,939,221	(39,960,413)	729,441
Net income	$46,357,502	$36,077,732	$46,725,710	$78,448,884	$26,720,620
Basic income per share	$1.68	$1.30	$1.67	$2.83	$1.00
Diluted income per share	$1.66	$1.28	$1.64	$2.67	$0.61
Shares used in computing basic income per share	27,604,006	27,826,586	28,050,638	27,702,731	26,632,115
Shares used in computing diluted income per share	28,008,960	28,306,732	28,609,619	28,696,375	27,542,198
Consolidated Balance Sheet Data (as of Year End):
Cash, cash equivalents and restricted cash	$120,808,145	$96,654,275	$89,313,850	$59,229,911	$66,225,479
Short-term investments	15,000,000	—	—	—	—
Total assets	264,043,310	211,908,195	211,469,205	155,763,977	112,043,628
Convertible Notes (2)	—	4,000	7,048,000	15,460,000	62,339,000
Long-term liabilities(3)	5,449,604	5,402,189	6,881,762	6,119,077	7,647,544
Accumulated deficit	(34,910,989)	(81,268,491)	(117,346,223)	(164,071,933)	(242,520,817)
Stockholders’ equity	$264,043,310	$183,469,370	$175,453,350	$110,859,647	$24,411,844

(1)
During fiscal year 2011 and 2010, we reduced our valuation allowance on our US net operating loss carryforward deferred tax asset and recorded an income tax benefit of $8.9 million and $40.5 million, respectively. In addition, during fiscal year 2011, we recorded an income tax benefit of $9.0 million related to claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA. In  fiscal year 2009, our net operating losses were fully offset with a valuation allowance, and therefore, the income tax expense represented primarily federal alternative minimum tax.

(2)
Our Convertible Notes were presented as a current liability for fiscal years 2012 and 2011 and as long-term liabilities for fiscal years 2010 and  2009 in accordance with the supplement to the Indenture. See “Note 8.  Convertible Notes” in the notes to the consolidated financial statements for further information.

(3)
Long-term liabilities as of April 26, 2013, April 27, 2012 and April 29, 2011 consisted primarily of deferred license revenue and liability for uncertain tax benefits. Long-term liabilities as of April 30, 2010 and  April 24, 2009 consisted primarily of deferred license revenue.

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

Overview

We are a medical device company incorporated in 1987, engaged in the design, development, sales and marketing of an implantable medical device, the VNS Therapy® System, which provides neuromodulation therapy for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are also investigating neuromodulation therapy for other indications, including chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

Our proprietary VNS Therapy System includes the following:

—	an implantable pulse generator to provide appropriate stimulation to the vagus nerve;
—	a lead that connects the pulse generator to the vagus nerve;
—	surgical instrument equipment to assist with the implant procedure;
—	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
—	instruction manuals; and
—	magnets to suspend or induce stimulation manually.

The VNS Therapy pulse generator and lead are surgically implanted, generally during an outpatient procedure.  The battery contained in the generator has a finite life, which varies according to the generator model and the stimulation parameters used for each patient. If a physician determines that a patient’s battery is at or near the end of its useful life or that the generator should be replaced for clinical reasons, a patient or a patient’s caregiver may choose to implant a new generator. The generator may be replaced with or without replacing the original lead.

We sell the VNS Therapy System to hospitals and ambulatory surgery centers (“ASCs”) on payment terms that are generally 30 days from the shipment date. In addition to maintaining regulatory approval, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, we have broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy. CMS, which we estimate pays for approximately 25% of the VNS Therapy System implants, issues an annual update to the reimbursement amounts to be received by our customers. The reimbursement rates vary by geographic area. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac-based seizure detection, rechargeable battery technology, wireless communication technology and for the integration of MRI-compatibility with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure. We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts or to build clinical evidence for VNS Therapy.

Following a February 2011 limited commercial release of our AspireHC® generator and then an August 2011 recall of our AspireHC generator and investigational AspireSR™ generator, we received CE Mark approval in November 2011 and FDA approval in December 2011 for our redesigned AspireHC generator, and we resumed our full commercial release in the U.S. and Europe. The AspireHC generator, with its enhanced battery life, is the platform for our AspireSR generator.

In April 2011, we commenced a European clinical study (designated “E-36”) to support regulatory approval in Europe of our AspireSR generator. The AspireSR generator employs a cardiac-based seizure detection system and delivers responsive VNS Therapy. We suspended this study with the August 2011 product withdrawal, restarted it in June 2012, and we continue to enroll patients. In September 2012, we submitted an Investigational Device Exemption (“IDE”) request to the FDA for the purpose of conducting a U.S. pilot study of the AspireSR generator (designated “E-37”). The IDE was approved in December 2012, and our clinical team is working with research sites and Institutional Review Boards to complete activities necessary to initiate the first implant.

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

Our epilepsy-related patents have expired in both the U.S. and Europe. We are aware of several neuromodulation-based medical devices approved for the treatment of epilepsy in the European market, and it is possible that one or more companies may enter the U.S. market for the treatment of epilepsy. We do not have indication-specific patent coverage for vagus nerve stimulation for epilepsy or for neuropsychiatric disorders (depression) in the U.S. or Europe.

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

In order to accommodate expected growth of our business, during the quarter ended October 26, 2012, we created the following subsidiaries: Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L. In September 2012, our subsidiary, Cyberonics Latam, S.R.L., contracted to purchase land and construct a manufacturing facility in Costa Rica. We have commenced construction, and we intend for this facility to be fully operational for the manufacture of our products for international markets in fiscal year 2015.

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

To prepare our consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our consolidated financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. We consider estimates to be critical if we are required to make assumptions about material matters that are uncertain at the time of estimation, or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas requiring management’s judgment that we consider critical:

Intangible Assets

Intangible assets, as shown on the consolidated balance sheets, consisted of purchased licenses of patents and technology rights that are feasible and ready to integrate into our products. The technology rights are purchased from our collaborative partners and pertain primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, the integration of MRI compatibility with our leads and micro-processor technologies. We amortize our intangible assets on a straight-line basis, over an average period of 12 years, beginning with the effective date of the license agreement and ending with the shorter of either the expiration of the license or with the estimated end of the useful life of the product. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate either a different amortization period or impairment. The intangible asset is impaired if the technology no longer factors into our product commercialization plans. The risks associated with achieving commercialization include, but are not limited to, failure of the acquired technology to function as planned, failure to obtain regulatory approvals for clinical trials, failure of clinical trials, failure to obtain regulatory approval to market, failure to obtain insurance reimbursement and patent litigation. Amortization and impairment are subject to a high degree of estimation and management judgment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized. The carrying value of our intangible assets amounted to $9.2 million at April 26, 2013.

Investments In Equity Securities

We invested in two privately-held start-up entities with a total carrying value of $10.6 million as of April 26, 2013. The  investments consist of convertible preferred shares accounted for under the cost method. We own less than 20% of the equity of these entities and do not exercise significant influence. The carrying value of these entities are reviewed each period for impairment. As of April 26, 2013 we have not impaired these investments because there have been no identified events or changes in circumstances that indicate a significant adverse effect on the carrying value. Impairment adjustments are subject to a high degree of management judgment as these investments do not have quoted market prices. We cannot guarantee that such investments will be successful or will not adversely affect our consolidated balance sheet, statement of income or cash flow. See “Note 6. Investments” and “Note 18. Fair Value Measurements,” for further details of these investments.

Investments in Debt Securities

We invested $5.0 million in the convertible debt of a privately-held medical start-up entity in the quarter ended October 28, 2011, which we accounted for at fair value as an available-for-sale debt security. We reviewed this investment for impairment on a reoccurring basis. Impairment of this investment was subject to a high degree of management judgment as this investment did not have a quoted market price. In the quarter ended July 27, 2012, we recorded an impairment loss and reduced the carrying value of this investment in the amount of $4.1 million. In the quarter ended April 26, 2013, we foreclosed on the debt and took possession of assets equal to the carrying value of the debt. See “Note 6. Investments” and “Note 18. Fair Value Measurements,” for further details of this investment.

Revenue Recognition

Product Revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets.  We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors and maintain policies for sales returns and exchanges. We estimate sales returns based on historical data and record a reduction in sales and a return reserve when we sell the initial product. The balance of our reserve for sales returns for the fiscal years ending April 26, 2013 and April 27, 2012 was $1.3 million and $1.2 million, respectively. Our increasing business activity, new product introductions and variations in product utilization could cause product returns to differ from our estimates.

License Revenue: We amortize upfront payments received under license agreements over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation will be satisfied during the fiscal year 2014. Accordingly, we have recognized revenue of approximately $0.4 million per quarter based on the straight-line amortization of the $9.5 million payment. However, a change in our estimate of the amortization period or a release of our obligation to prosecute the patent applications could materially change the timing of the recognition of the license revenue.

Stock-Based Compensation

Stock Option Awards

Our stock option award compensation expense is based on the fair market value of our awards. The fair market value of an award is amortized over the award vesting period. We use the Black-Scholes option pricing methodology to estimate the grant date fair market value of stock option award. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. Fair values of stock options issued in the future may vary significantly from fair values recorded in the current period depending on our estimates of these variables and therefore expense in future periods may differ significantly from current-period stock option compensation expenses. In addition, compensation expense may vary significantly from our estimates if forfeiture rates differ from our expectations. The estimated forfeiture rate used for stock option awards granted during the fiscal year ended April 26, 2013 ranged from 1.1% to 6.6%. Recognized compensation cost for stock option awards for the 52 weeks ended April 26, 2013, April 27, 2012 and April 29, 2011 was $2.9 million, $2.6 million and $2.5 million, respectively.

Restricted Stock and Restricted Stock Unit Awards

Service-Based Restricted Stock. We grant restricted stock and restricted stock units at no purchase cost to the grantee. The fair market values of serviced-based restricted stock and restricted stock units are determined using the market closing price on the grant date and compensation is expensed ratably over the vesting period. Calculation of compensation for service-based restricted share awards requires estimation of employee turnover and forfeiture rates. Compensation expense may vary significantly from our estimates if employee turnover rates differ from our expectations. The estimated forfeiture rates used for restricted share awards and share unit awards during the fiscal year ended April 26, 2013 ranged from 1.6% to 2.0%.

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

Recognized compensation cost for service-based, performance-based and market-based restricted stock and restricted stock unit awards for the 52 weeks ended April 26, 2013, April 27, 2012 and April 29, 2011 was $8.8 million, $8.5 million and $3.9 million, respectively.

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

During fiscal year 2013 we released valuation allowance of $12.4 million related to our U.S. net operating losses (“NOL”) carryforward deferred tax asset based upon usage of our federal and state NOL. This reduction in the valuation allowance was recorded as a tax benefit in additional paid-in capital on our consolidated balance sheet due to the nature of the NOL, which was created with excess tax benefits on exercise of options prior to adoption of Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payments” on April 29, 2006. During fiscal year 2011, based on our evaluation of the recoverability of our U.S. deferred tax assets, we reduced our valuation allowance by $19.9 million, of which $8.9 million was recorded as a tax benefit on our consolidated statement of income and $11.0 million was recorded as a benefit in additional paid-in capital on our consolidated balance sheet. During fiscal year 2010, based on our evaluation of the recoverability of our U.S. deferred tax assets, we reduced our valuation allowance by $40.5 million. This reduction in the valuation allowance was recorded as a tax benefit in our consolidated statement of income. In addition, during fiscal year 2013, we released valuation allowance of $0.6 million related to the utilization and adjustment of NOL from foreign operations. The remaining valuation allowance related to foreign operations has not been released as it is not considered more-likely-than-not that the net operating losses will be able to be utilized.  We will continue to evaluate whether to release the cumulative valuation allowance related to foreign NOL during fiscal year 2014.

At April 26, 2013, we had a total valuation allowance of $26.2 million against our deferred tax asset based on the NOL’s from our foreign operations, our excess tax benefits from stock-based awards and other tax attributes.

We operate in Europe with a subsidiary, Cyberonics Europe BVBA/SPRL (“Cyberonics Europe BVBA”). Cyberonics Europe BVBA, based in Belgium, is the successor organization arising from the restructuring of Cyberonics, NV/SA, which was also based in Belgium. We made an election to treat Cyberonics Europe BVBA as a disregarded entity for U.S. federal tax purposes during fiscal year 2011. In conjunction with this transaction, we recognized a net $9.0 million income tax benefit resulting from claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA. The Internal Revenue Service (“IRS”) could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during fiscal year 2011. Consequently, we have estimated and recorded a $2.3 million liability for uncertain tax benefits, which increased our fiscal year 2011 income tax provision. Changes in our assessment of the factors related to sustainability of this deduction would have resulted in a materially different income tax provision.

Our effective tax rate for fiscal year 2013 was approximately 38.4%, including the impact of federal tax rate of 35%, state and foreign income taxes, the impact of the retroactive enactment of the Research & Development Tax Credit covering the period January 1, 2012 through April 26, 2013, which includes four months from the prior fiscal year 2012, the non-taxability of the gain on the warrant’s liability, meals & entertainment expenditures, an uncertain tax position associated with the NeuroVista debt obligation impairment and other permanent differences. The federal R&D Tax Credit was enacted into law on January 2, 2013 by The American Taxpayer Relief Act of 2012, which retroactively extended the R&D Tax Credit for two years, from January 1, 2012 to December 31, 2013.

Our effective tax rate for fiscal year 2012 was approximately 40.3%, including the impact of federal tax rate of 35%, state and foreign income taxes, and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting. We estimate that our effective tax rate for fiscal year 2014 will be approximately 36.5%. Our cash payments for income taxes for fiscal year 2013 and fiscal year 2012 were approximately 3% and 2% of income before tax, respectively. We estimate increased cash tax payments of approximately 4% to 6% in fiscal year 2014 due to the full utilization of our tax net operating losses during fiscal year 2014.

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

During the 52 weeks ended October 26, 2012, we finalized the IRS audit in connection with our fiscal years ended April 24, 2009 and April 30, 2010. The audit adjustments did not materially impact our consolidated statements of income or consolidated balance sheets.

In addition, during the 52 weeks ended April 26, 2013, we were notified that our European subsidiary, Cyberonics Europe BVBA, is under examination by the Belgium tax authority with respect to transfer pricing for fiscal years 2011 and 2010.  We are unable to assess the impact the examination may have on our consolidated financial statements, on our cumulative Belgium tax losses through fiscal year 2012 of €25.7 million, and on our U.S. tax position.

Results of Operations

Net Sales

The table below illustrates comparative net product sales and unit sales by geographic area and our license revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands, except unit sales and percentages):

	52 Weeks Ended April 26, 2013	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011	Fiscal year 2012 to Fiscal year 2013	Fiscal year 2011 to Fiscal year 2012
				% Change	% Change
U.S.	$208,859	$181,436	$161,224	15.1%	12.5%
International	43,967	35,548	27,736	23.7%	28.2%
Total net product sales	$252,826	$216,984	$188,960	16.5%	14.8%

Unit Sales: (1)
U.S.	9,340	8,455	7,906	10.5%	6.9%
International	3,598	2,939	2,480	22.4%	18.5%
Total unit sales	12,938	11,394	10,386	13.5%	9.7%

License revenue	$1,494	$1,519	$1,504	(1.6%)	1.0%

(1)	Units represent the number of generators sold.

U.S. net product sales for the 52 weeks ended April 26, 2013 increased $27.4 million, or 15.1%, as compared to the 52 weeks ended April 27, 2012, due to a sales volume increase of 10.5% and increase average selling price of 4.7%. The average selling price increased due to continued higher market penetration of our higher priced AspireHC generator, price increases each January 1st. Generator average selling prices have increased more than lead average selling prices when comparing fiscal year 2013 to fiscal year 2012.

U.S. net product sales for the 52 weeks ended April 27, 2012 increased $20.2 million, or 12.5%, as compared to the 52 weeks ended April 29, 2011, due to a sales volume increase of 6.9% and increase average selling price of 5.6%. The average selling price increased due to higher market penetration of our higher priced Demipulse® generator, the  commercial release of our higher priced AspireHC generator and price increases each January 1st.

International net product sales for the 52 weeks ended April 26, 2013 increased by $8.4 million, or 23.7%, as compared to the 52 weeks ended April 27, 2012, due to a sales volume increase of 22.4% and an increased average selling price of 1.3%. Sales volume increased due to higher sales in almost all international markets. The average selling price increased due to the mix of sales by country. We experienced an unfavorable foreign currency impact of $1.3 million. On a constant currency basis, international sales increased by 27.3%.

International net product sales for the 52 weeks ended April 27, 2012 increased by $7.8 million, or 28.2%, as compared to the 52 weeks ended April 29, 2011, due to a sales volume increase of 18.5% and an increased average selling price of 9.7%. Sales volume increased due to higher sales in most international markets. The average selling price increased due to a favorable foreign currency impact of 2.5% and a higher proportion of direct sales rather than to distributors. Sales to distributors are generally at lower prices than sales through our own direct sales force.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

				Change	Change
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended	Fiscal year 2012 to	Fiscal year 2011 to
	April 26, 2013	April 27, 2012	April 29, 2011	Fiscal year 2013	Fiscal year 2012
Cost of sales	8.6%	9.0%	12.1%	(0.4% )	(3.1% )
Selling, general and administrative	44.2%	46.9%	47.1%	(2.7% )	(0.2% )
Research and development	16.3%	16.2%	15.0%	0.1%	1.2%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead and the acquisition cost of raw materials and components, and the new  medical device excise tax (“MDET”) in fiscal year 2013. Our cost of sales as a percent of net sales for the 52 weeks ended April 26, 2013 decreased by 0.4 percentage points to 8.6% when compared to the 52 weeks ended April 27, 2012. This decrease was primarily the result of discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011, which reduced cost of sales by $1.2 million, as well as the prior fiscal year product withdrawal costs of the AspireHC and AspireSR generators in cost of sales of $0.8 million. Refer to the “Product Withdrawal” paragraph below for more information. These reductions to cost of sales as a percent of net sales were partially offset by increased international sales with lower average selling prices as compared to the U.S. market and the 2.3% excise tax on medical devices sold domestically for four months beginning January 1, 2013 that added $1.2 million or 0.5% to cost of sales.

Our cost of sales as a percent of net sales for the 52 weeks ended April 27, 2012 decreased by 3.1 percentage points to 9.0% when compared to the 52 weeks ended April 29, 2011. This decrease was primarily a result of a reduction in patent royalty fee which reduced cost of sales by $5.6 million, and partially due to the improved efficiencies with the purchase of our headquarters building and higher production volumes. These reductions in fiscal year 2012 were partially offset by the product withdrawal costs of the AspireHC and AspireSR generators in cost of sales of $0.8 million Patent royalty fees decreased because the patent expired during the fiscal year ended April 27, 2012.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses consist of sales, marketing, general and administrative activities. SG&A expenses for the 52 weeks ended April 26, 2013, as a percent of net sales, decreased by 2.7 percentage points to 44.2%, as compared to the 52 weeks ended April 27, 2012. This decrease was due primarily to more efficient use of our sales and marketing expenditures, a reduction in stock-based compensation expense as a percent of revenue and a favorable foreign currency impact of $1.4 million. On a constant currency basis SG&A expenses for the 52 weeks ended April 26, 2013, as a percent of net sales, increased by 0.6 percentage points to 44.8%,

SG&A expenses for the 52 weeks ended April 27, 2012, as a percent of net sales, decreased by 0.2 percentage points to 46.9%, as compared to the 52 weeks ended April 29, 2011. This decrease was primarily the result of more efficient use of our sales and marketing expenditures in the U.S. as well as cost savings realized from the purchase of our headquarters building, partially offset by the effects of higher staffing levels in Europe and an unfavorable foreign currency translation impact in our European operations.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities.

R&D expenses for the 52 weeks ended April 26, 2013 increased, as a percentage of sales, by 0.1 percentage points to 16.3%, as compared to the 52 weeks ended April 27, 2012. R&D spending increased on a period-over-period basis by $6.2 million, primarily due to our product development efforts for the treatment of refractory epilepsy and our clinical development efforts with respect to VNS Therapy for the treatment of chronic heart failure.

R&D expenses for the 52 weeks ended April 27, 2012 increased, as a percentage of sales, by 1.2 percentage points to 16.2%, as compared to the 52 weeks ended April 29, 2011. R&D spending increased on a period-over-period basis by $6.7 million primarily due to an increase in our product development efforts with respect to seizure response, the ProGuardian™ event monitoring system, rechargeable battery and wireless communication technology and the treatment of chronic heart failure with VNS Therapy.

Impairment of Investment

During the quarter ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista, a privately-held, development-stage medical device company, was below the carrying value and, as a result, we recorded an other-than-temporary impairment loss of $4.1 million. In the quarter ended April 26, 2013: (i) NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, (ii) we settled the debt instrument in a foreclosure sale in January 2013 and took possession of the company’s tangible and intangible assets, and (iii) we estimated the fair value of the assets obtained at $1.45 million, which resulted in no gain or loss on the foreclosure settlement of the debt instrument. See “Note 6. Investments” and “Note 18. Fair Value Measurements” in the notes to the consolidated financial statements for further information regarding this investment.

Gain on Warrants’ Liability

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which have been retired as of September 27, 2012, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in common stock warrants on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the quarter ended October 26, 2012, and as a result, a portion of the common stock warrants were reclassed to a liability and were settled in the quarter ended January 25, 2013 for a gain of $1.3 million. Refer to “Note 9. Warrants” in the notes to the consolidated financial statements for further information.

Affordable Care Act

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act establishes a 2.3% excise tax on medical devices sold domestically. This excise tax began negatively impacting our income before income taxes beginning in January 2013. See “Cost of Sales” above for the impact of this excise tax for the fiscal year 2013.

Product Withdrawal

During the quarter ended October 28, 2011 we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators. The hardware-related design issue did not affect earlier models of our pulse generator, and we continued to sell earlier models. We found that the stimulation output current delivered by the AspireHC and AspireSR generators to a patient’s nerve can be less than the output current programmed by a physician and withdrew the generators from the field. For fiscal 2012 we recognized a loss of $833,000, net of tax, related to the product withdrawal. In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed full commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe. The AspireSR generator clinical trial was suspended in August 2011; however, we re-submitted the appropriate applications and resumed patient enrollment in June 2012.

Other Expense, Net

Other expense, net was $0.3 million, $0.5 million and $0.4 million during fiscal years 2013, 2012 and 2011, respectively. Other expense, net was primarily the result of our foreign currency transaction (“FX”) gains and losses, which included hedging activities in fiscal years 2012 and 2011. We operate in a number of international markets and are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. During fiscal year 2012 and 2011 we entered into foreign currency forward contracts (“FX derivatives”) to offset our FX gains and losses. As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we did not enter into FX derivatives during fiscal year 2013.

Income Taxes

Our effective tax rate for fiscal year 2013was 38.4% including the impact of the federal tax rate of 35%, state and foreign income taxes, the impact of the retroactive enactment of the Research & Development Tax Credit covering the period January 1, 2012 through April 26, 2013, which includes four months from the prior fiscal year 2012, the non-taxability of the gain on the warrant’s liability, meals & entertainment expenditures, an uncertain tax position associated with the NeuroVista debt obligation impairment and other permanent differences.  The federal R&D Tax Credit was enacted into law on January 2, 2013 by The American Taxpayer Relief Act of 2012, which retroactively extended the R&D Tax Credit for two years from January 1, 2012 to December 31, 2013. We estimate that our effective tax rate for fiscal year 2014 will be approximately 36.5%.  Our cash payments for income taxes for fiscal year 2013 were approximately 3% of income before tax. We estimate increased cash tax payments of approximately 4% to 6% in fiscal year 2014 due to the full utilization of our tax net operating losses during fiscal year 2014.

At April 26, 2013, we had a valuation allowance of $26.2 million against the net operating losses from our foreign operations, excess tax benefits from stock-based awards and other tax attributes. The net operating losses for the excess tax benefits from stock-based awards are deemed more likely than not to be realized; however, the associated valuation allowance will not be released until the benefit is used to reduce income taxes payable. We released valuation allowance of $12.4 million related to our NOL carryforward deferred tax asset, during the fiscal year ended April 26, 2013. The tax benefit was recorded in equity due to the nature of the NOL, which was created with excess tax benefits on exercise of options and restricted stock prior to adoption of Statement of Financial Accounting Standard No. 123 (revised 2004) ”Share-Based Payment” on April 29, 2006.

In addition, during fiscal year 2013, we released valuation allowance of $0.6 million related to the utilization and adjustment of NOL’s related to foreign operations. The remaining valuation allowance related to foreign operations has not been released as it is not considered more-likely-than-not that the net operating losses will be able to be utilized.  We will continue to evaluate whether to release the cumulative valuation allowance related to foreign NOL during fiscal year 2014.

Our effective tax rate for fiscal year 2012 was 40.3% including the impact of the federal tax rate of 35%, state and foreign income taxes, and the impact of shortfalls resulting from stock option exercises or cancellations and restricted stock vesting. Our cash payments for income taxes for fiscal year 2012 were approximately 2% of income before tax.

Our effective tax rate for fiscal year 2011 was 4.0%, which included the impact of discrete tax benefits of 39.5%. The discrete tax benefit items consisted of a release of valuation allowance against our regular net operating loss carryforward deferred tax asset and a worthless stock deduction. The release of valuation allowance was based on our evaluation of the recoverability of our deferred tax assets. The worthless stock deduction was based on the restructuring of our Europe subsidiary during fiscal year 2011. We operated in Europe with the subsidiary, Cyberonics Europe BVBA/SPRL which was the successor organization arising from the restructuring of Cyberonics NV/SA. In conjunction with the restructuring, we made a check-the-box election to treat Cyberonics Europe BVBA as a disregarded entity for U.S. federal tax purposes and recognized a $9.0 million income tax benefit resulting from claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA. The IRS could challenge the characterization of this type of transaction. The resolution of any challenge could result in reversal of all, part or none of the benefit recorded during fiscal year 2011, and consequently, we also recorded a $2.3 million liability for uncertain tax benefits.

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

During the 52 weeks ended October 26, 2012, we finalized the IRS audit in connection with our fiscal years ended April 24, 2009 and April 30, 2010. The audit adjustments did not materially impact our consolidated statements of income or balance sheets.  In addition, during the 52 weeks ended April 26, 2013, we were notified that our European subsidiary, Cyberonics Europe BVBA, is under examination by the Belgium tax authority with respect to transfer pricing for fiscal years 2011 and 2010.  We are unable to assess the impact this examination may have on our consolidated financial statements, on our cumulative Belgium tax losses through fiscal year 2012 of €25.7 million, and on our U.S. tax position.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments increased by $39.1 million to $135.8 million during the 52 weeks ended April 26, 2013, by $7.3 million to $96.7 million during the 52 weeks ended April 27, 2012 and by $30.1 million during the 52 weeks ended April 29, 2011. The reasons for the changes in our cash, cash equivalents and short-term investment balances are discussed below.

Cash and cash equivalents

Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase in the balance of cash and cash equivalents were as follows (in thousands):

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Operating activities	$79,054	$75,026	$49,872
Investing activities	(35,993)	(21,984)	(11,387)
Financing activities	(18,850)	(46,716)	(7,188)
Effect of exchange rate changes on cash and cash equivalents	(157)	1,014	(1,213)
Net increase (decrease)	$24,054	$7,340	$30,084

Operating Activities

Cash provided by operating activities during the 52 weeks ended April 26, 2013 was $79.1 million, which was primarily due to net income of $46.4 million plus non-cash income and expense items of $40.1 million, offset by cash used in operating assets and liabilities of $7.4 million. Non-cash items consisted primarily of deferred income tax expense of $22.4 million and stock-based compensation expense of $11.7 million and the impairment of our investment in the debt security of NeuroVista Corporation of $4.1 million. Cash used for operating assets and liabilities included an increase in accounts receivable of $10.2 million and an increase in inventories of $3.4 million, offset by an increase in accounts payable and accrued liabilities of $6.6 million. The increase in accounts receivable was partially due to increased sales and partially due to the timing of our sales with a higher proportion of our sales later in the year when comparing the current fiscal year to the prior fiscal year. Inventory levels increased primarily due to significant purchases of inventory parts intended to ensure an adequate supply over several years, which included programming tablets intended to replace our hand held programming computer during fiscal year 2014. Accounts payable and other liabilities increased primarily due to increased business activity and increased incentive compensation accruals.

Cash provided by operating activities during the 52 weeks ended April 27, 2012 was $75.0 million, which was primarily due to net income of $36.1 million plus non-cash income and expense items of $38.7 million and cash provided by operating assets and liabilities of $0.2 million. Non-cash items consisted primarily of deferred income tax expense of $22.6 million and stock-based compensation expense of $11.2 million. Cash provided by operating assets included a decrease in inventories of $0.7 million and an increase in accounts payable and accrued liabilities of $1.1 million. Inventories decreased in the U.S. primarily due to the effects of the product withdrawal and discontinued product. Accounts payable and accrued liabilities increased due to increased compensation accruals based on increased sales and increased current income taxes payables, offset by a decrease in our royalty accrual. Cash used by operating assets included increased trade accounts receivables of $1.2 million, primarily caused by increased sales.

Cash provided by operating activities during the 52 weeks ended April 29, 2011 was $49.9 million, which was primarily due to net income of $46.7 million, plus non-cash items of $7.5 million, offset by increased operating assets of $2.7 million and decreased operating liabilities of $1.6 million. Operating assets increased primarily due to increases in accounts receivable and inventories, both of which were driven by increasing sales. Operating liabilities decreased primarily due to decreased annual non-sales related compensation.

Investing Activities

Cash used in investing activities during the 52 weeks ended April 26, 2013 was $36.0 million, consisting primarily of $15.0 million for the purchase of certificates of deposit, $9.7 million for the purchases of land, plant and equipment, $4.6 million for intangible asset purchases focused on the integration of magnetic resonance imaging (“MRI”) compatibility for our leads and the development of a neurostimulation device with cardiac-based seizure detection capabilities, and $6.6 million for our cost-method investments in the preferred shares of the private-held medical-development companies, Cerbomed and ImThera Medical, Inc . The property, plant and equipment investments consisted of contract payments for the purchase of land and the construction of a manufacturing facility in Costa Rica of $2.3 million, plus Houston-based infrastructure development of $6.5 million. We expect to expend approximately $17 to $20 million for capital development during fiscal year 2014, including $8 million for the Costa Rica project. The construction of the Costa Rica manufacturing facility is expected to be completed in fiscal year 2014 and become fully operational in fiscal year 2015. We purchased an option on additional land in Costa Rica in the event that we proceed with building additional manufacturing capacity.

Cash used in investing activities during the 52 weeks ended April 27, 2012 was $22.0 million, which was primarily due to the acquisition of our headquarters land and building for $11.8 million in September 2011, purchases of property and equipment of $5.7 million, $4.0 million for preferred shares of the private-held medical-development company, ImThera, and a $0.5 million investment in intangible assets used in the development of AspireSR and ProGuardian. The property and equipment expenditures were primarily for infrastructure development, including the build-out of our leased off-site distribution facility in Austin, Texas.

Cash used in investing activities during the 52 weeks ended April 29, 2011 was $11.4 million, primarily due to our investment of $8.8 million in the convertible debt securities of NeuroVista, intangible assets pertaining to our product development efforts and $3.5 million of business infrastructure investments.

Financing Activities

Cash used in financing activities during the 52 weeks ended April 26, 2013 was $18.8 million due to the purchases of treasury stock of $33.0 million offset by proceeds from the exercise of  stock options of $9.7 million and excess tax benefit from the exercise of stock options of $4.4 million. Our Board of Directors authorizes purchases of our common stock on the open market and the volume and timing of such purchases depend on market conditions and other factors. During fiscal year 2013, we repurchased shares at a cost of $27.3 million pursuant to the repurchase plan of the Board of Directors and repurchased shares from our employees related to payroll tax withholding at a cost of $5.7 million.

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

Debt Instruments and Related Covenants

Convertible Notes

During the fiscal year 2011we re-purchased $8.4 million of aggregate principal amount of our Convertible Notes in privately-negotiated transactions resulting in our recording a gain of $83,000.  During the fiscal year 2012 we were tendered $7.0 million of the aggregate principal amount of our Convertible Notes under the Supplemental Indenture.

Contractual Obligations

A summary of contractual obligations as of April 26, 2013 are as follows:

	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$1,458,432	$2,466,543	$997,963	$857,786	$5,780,724
Inventory purchases (2)	1,860,814	—	—	—	1,860,814
Clinical studies and patient registries	2,583,469	200,550	—	—	2,784,019
Investments (3)	2,442,882	5,520,568	2,500,000	750,000	11,213,450
Other (4)	1,185,527	42,039	—	—	1,227,566
Total (5)	$9,531,124	$8,229,700	$3,497,963	$1,607,786	$22,866,573

(1)
Reflects operating lease obligations related to facilities, office equipment and automobiles. The lease obligations above do not reflect rent collected from the tenants in our headquarters building. These rents currently amount to approximately $351,000 per year.

(2)
Reflects certain of our inventory purchase commitments that are legally binding and specify minimum purchase quantities.  These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)
Reflects expected contractual future payments to our license and technology collaborative partners for intangible assets, and for purchases of convertible preferred shares expected to result in cumulative ownership positions of less than 20%.

(4)
Reflects expected future payments to our license and technology collaborative partners under cancellable contracts for license fees, minimum royalty payments, and minimum consulting fees through December 2017. Also includes the expected future payments under our land purchase and construction contract through the completion of our Costa Rica manufacturing building.

(5)
The table above does not reflect the gross unrecognized tax benefits of $7.1 million, due to our inability to make a reasonably reliable estimate of the timing of the payments. For additional discussion on our uncertain tax positions see “Note 15. Income Taxes” in the notes to the consolidated financial statements.

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2014.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.

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

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the second quarter of fiscal year 2011 and ending in the third quarter of fiscal year 2012, we entered into foreign currency forward derivative contracts to partially offset the foreign currency exchange gains and losses generated primarily by a foreign currency denominated receivable from our European subsidiary. In the third quarter of fiscal 2012, we recapitalized our European subsidiary, eliminated the inter-company euro receivable, and as a consequence, did not purchase a foreign currency derivative during or after the fourth quarter of fiscal 2012. In the future, we may use non-speculative hedging to reduce our exposure to foreign currency transactions depending on cash flow in our European operations. We choose not to offset other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. Based on our exposure to foreign currency exchange rate risk, and not taking into consideration foreign currency derivative offsets, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the 52 weeks ended April 26, 2013 would have been unfavorable by approximately $276,000 or 0.6%. Conversely, if the U.S. dollar had uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income after tax for the 52 weeks ended April 26, 2013 would have been favorable by approximately $310,000 or 0.7%.

Concentration of Credit Risk

Our trade accounts receivable represent potential concentrations of credit risk. This risk is limited due to the large number of customers and their dispersion across a number of geographic areas and our efforts to control our exposure to credit risk by monitoring our receivables and the use of credit approvals and credit limits. In addition, historically we have had strong collections and minimal write-offs. While we believe that our reserves for credit losses are adequate, essentially all of our trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries, and accordingly, we are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent on the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 26, 2013.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 26, 2013.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 26, 2013. This report, dated June 19, 2013, appears on page 48.

(c)  Changes in Internal Control Over Financial Reporting

During the 13 weeks ended April 26, 2013, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 26, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 26, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiaries as of April 26,  2013 and April 27, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the 52 weeks ended April 26, 2013, April 27, 2012 and April 29, 2011, and our report dated June 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas
June 19, 2013

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

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

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1) Financial Statements

The Consolidated Financial Statements of Cyberonics, Inc. and its subsidiaries, and the Report of Independent Registered Public Accounting Firm are included in this Form 10-K beginning on page F-1:

(2) Financial Statement Schedules

All schedules required by Regulation S-X have been omitted as not applicable or not required, or the information required has been included in the notes to the consolidated financial statements.

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
		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.2
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.45†	Form of First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Mr. Browne)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
10.62†	Resignation Agreement dated February 24, 2012 between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012	000-19806	10.3
10.63†	First Amendment to the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Proxy Statement on Schedule 14A filed on August 2, 2012	000-19806	Appendix A
10.64†	Warrant Amendment Agreement, dated September 11, 2012, between Cyberonics, Inc. and Merrill Lynch International, through its agent Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Cyberonics, Inc. Current Report on Form 8-K filed on September 11, 2012	000-19806	10.1
10.65†	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.1
10.66†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.2
10.67†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.3
10.68†	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.4
10.69†	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.70†	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.6
10.71*	First Amendment to Employment Agreement dated June 5, 2012 between Cyberonics, Inc. and Milton M. Morris
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 19, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 19, 2013

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 19, 2013

/s/ GREGORY H. BROWNE Gregory H. Browne	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 19, 2013

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 19, 2013

/s/ JOSEPH E. LAPTEWICZ Joseph E. Laptewicz	Director	June 19, 2013

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 19, 2013

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 19, 2013

/s/ JON T. TREMMEL Jon T. Tremmel	Director	June 19, 2013

CONSOLIDATED FINANCIAL STATEMENTS
April 26, 2013, April 27, 2012 and April 29, 2011
TOGETHER WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

See accompanying notes to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiaries as of April 26, 2013 and April 27, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the 52 weeks ended April 26, 2013, April 27, 2012 and April 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiaries as of April 26, 2013 and April 27, 2012, and the results of their operations and their cash flows for the 52 weeks ended April 26, 2013, April 27, 2012 and April 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 26, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 19, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
June 19, 2013

See accompanying notes to the consolidated financial statements

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Net sales	$254,320,417	$218,502,731	$190,464,398
Cost of sales	21,907,264	19,656,332	23,020,032
Gross profit	232,413,153	198,846,399	167,444,366
Operating expenses:
Selling, general and administrative	112,515,262	102,568,776	89,654,039
Research and development	41,551,444	35,334,770	28,602,684
Total operating expenses	154,066,706	137,903,546	118,256,723
Income from operations	78,346,447	60,942,853	49,187,643
Interest income	84,287	326,118	262,298
Interest expense	(119,303)	(296,725)	(397,975)
Impairment of investment	(4,058,768)	—	—
Gain on warrants’ liability	1,325,574	—	—
Other expense, net	(303,612)	(550,818)	(387,035)
Income before income taxes	75,274,625	60,421,428	48,664,931
Income tax expense	28,917,123	24,343,696	1,939,221
Net income	$46,357,502	$36,077,732	$46,725,710
Basic income per share	$1.68	$1.30	$1.67
Diluted income per share	$1.66	$1.28	$1.64
Shares used in computing basic income per share	27,604,006	27,826,586	28,050,638
Shares used in computing diluted income per share	28,008,960	28,306,732	28,609,619

See accompanying notes to the consolidated financial statements

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Net income	$46,357,502	$36,077,732	$46,725,710
Other comprehensive income:
Foreign currency translation adjustment	(253,824)	993,286	(507,688)
Total other comprehensive income (expense)	(253,824)	993,286	(507,688)
Total comprehensive income	$46,103,678	$37,071,018	$46,218,022

See accompanying notes to the consolidated financial statements

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 26, 2013	April 27, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$120,708,572	$96,654,275
Restricted cash	99,573	—
Short-term investments	15,000,000	—
Accounts receivable, net	39,450,113	29,266,847
Inventories	17,718,454	14,385,875
Deferred tax assets	10,297,991	16,994,209
Other current assets	4,083,640	3,801,705
Total Current Assets	207,358,343	161,102,911
Property, plant and equipment, net	28,555,742	22,160,671
Intangible assets, net	9,219,999	4,509,612
Long-term investments	10,588,202	9,508,768
Deferred tax assets	7,825,286	14,265,574
Other assets	495,738	360,659
Total Assets	$264,043,310	$211,908,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,025,512	$4,886,448
Accrued liabilities	20,999,966	18,146,188
Convertible notes	—	4,000
Total Current Liabilities	29,025,478	23,036,636
Long-term liabilities	5,449,604	5,402,189
Total Liabilities	34,475,082	28,438,825
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 31,288,540 shares issued and 27,472,854 shares outstanding at April 26, 2013 and 30,638,605 shares issued and 27,529,320 shares outstanding at April 27, 2012	312,885	306,386
Additional paid-in capital	380,158,961	321,960,886
Common stock warrants	—	25,200,000
Treasury stock, 3,815,686 and 3,109,285 common shares at April 26, 2013 and April 27, 2012, respectively, at cost	(116,160,606)	(83,151,212)
Accumulated other comprehensive income	167,977	421,801
Accumulated deficit	(34,910,989)	(81,268,491)
Total Stockholders’ Equity	229,568,228	183,469,370
Total Liabilities and Stockholders’ Equity	$264,043,310	$211,908,195

See accompanying notes to the consolidated financial statements

CYBERONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Common		Other		Total
	Common Stock		Paid-In	Stock	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Stock	Income (Loss)	Deficit	Equity
Balance at April 30, 2010	28,611,475	$286,115	$268,038,251	$25,200,000	$(18,528,989)	$(63,797)	$(164,071,933)	$110,859,647
Stock-based compensation plans	1,100,532	11,005	21,575,794	—	—	—	—	21,586,799
Purchase of Treasury Stock	—	—	—	—	(14,177,574)	—	—	(14,177,574)
Bond Hedge Valuation Allowance Release	—	—	10,966,456	—	—	—	—	10,966,456
Net income	—	—	—	—	—	—	46,725,710	46,725,710
Other comprehensive loss	—	—	—	—	—	(507,688)	—	(507,688)
Balance at April 29, 2011	29,712,007	$297,120	$300,580,501	$25,200,000	$(32,706,563)	$(571,485)	$(117,346,223)	$175,453,350
Stock-based compensation plans	926,598	9,266	21,380,385	—	—	—	—	21,389,651
Purchase of Treasury Stock	—	—	—	—	(50,444,649)	—	—	(50,444,649)
Net income	—	—	—	—	—	—	36,077,732	36,077,732
Other comprehensive income	—	—	—	—	—	993,286	—	993,286
Balance at April 27, 2012	30,638,605	$306,386	$321,960,886	$25,200,000	$(83,151,212)	$421,801	$(81,268,491)	$183,469,370
Stock-based compensation plans	649,839	6,498	24,282,446	—	—	—	—	24,288,944
Tax benefit from stock-based compensation plans	—	—	12,361,561	—	—	—	—	12,361,561
Purchase of Treasury Stock	—	—	—	—	(33,009,673)	—	—	(33,009,673)
Common stock issued upon conversion of convertible notes	96	1	3,984	—	—	—	—	3,985
Warrants’ settlements	—	—	21,550,084	(25,200,000)	279	—	—	(3,649,637)
Net income	—	—	—	—	—	—	46,357,502	46,357,502
Other comprehensive loss	—	—	—	—	—	(253,824)	—	(253,824)
Balance at April 26, 2013	31,288,540	$312,885	$380,158,961	$—	$(116,160,606)	$167,977	$(34,910,989)	$229,568,228

See accompanying notes to the consolidated financial statements

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Cash Flows From Operating Activities:
Net income	$46,357,502	$36,077,732	$46,725,710
Non-cash items included in net income:
Depreciation	3,770,756	3,474,612	2,737,953
Amortization of intangible assets	867,613	1,228,245	554,809
Stock-based compensation	11,683,249	11,102,237	6,365,003
Deferred income taxes	22,421,044	22,666,255	1,101,763
Deferred license revenue amortization	(1,493,968)	(1,493,968)	(1,493,969)
Impairment of investment	4,058,768	—	—
Gain on warrants’ liability	(1,325,574)	—	—
Unrealized loss (gain) in foreign currency transactions and other	136,344	1,808,435	(1,766,344)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,184,633)	(1,247,219)	(1,952,789)
Inventories	(3,395,899)	682,445	(819,399)
Other current assets	(304,992)	(451,694)	(220,172)
Other assets	(100,080)	51,748	256,683
Accounts payable and accrued liabilities	6,563,629	1,127,337	(1,617,141)
Net cash provided by operating activities	79,053,759	75,026,165	49,872,107
Cash Flow From Investing Activities:
Decrease (increase) in restricted cash	(99,573)	—	1,000,000
Short-term investments	(15,000,000)	—	—
Purchases of plant and equipment	(9,705,446)	(17,484,102)	(3,542,599)
Intangible asset purchases	(4,600,000)	(500,000)	(3,844,401)
Investment in convertible preferred stock	(6,588,201)	(4,000,000)	—
Investments in convertible debt securities	—	—	(5,000,000)
Net cash used in investing activities	(35,993,220)	(21,984,102)	(11,387,000)
Cash Flows From Financing Activities:
Proceeds from exercise of options for common stock	9,742,948	10,772,767	15,230,997
Purchase of treasury stock	(33,009,394)	(50,444,649)	(14,177,574)
Realized excess tax benefits – stock compensation based	4,416,583	—	—
Repurchase of convertible notes	—	(7,044,000)	(8,241,260)
Net cash used in financing activities	(18,849,863)	(46,715,882)	(7,187,837)
Effect of exchange rate changes on cash and cash equivalents	(156,379)	1,014,244	(1,213,331)
Net increase in cash and cash equivalents	24,054,297	7,340,425	30,083,939
Cash and cash equivalents at beginning of year	96,654,275	89,313,850	59,229,911
Cash and cash equivalents at end of year	$120,708,572	$96,654,275	$89,313,850

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$95,729	$281,206	$372,939
Cash paid for income taxes	$3,517,787	$1,120,336	$1,275,959
Supplementary Disclosures of Non-Cash Investing and Financing Activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$1,234,886	$129,918	$134,388
Reclassification from common stock warrants to warrants’ liability	$(3,649,637)	$—	$—
Reclassification from common stock warrants to treasury stock and additional paid-in-stock	$(21,550,363)	$—	$—
PP&E and intangible assets acquired in NeuroVista foreclosure	$1,450,000	$—	$—
Settlement of the NeuroVista note	$(1,450,000)	$—	$—

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are a medical device company incorporated in 1987, engaged in the design, development, sales and marketing of implantable medical devices that deliver a unique therapy, vagus nerve stimulation (“VNS”) therapy (“VNS Therapy®”), using pulsed electrical signals applied to the vagus nerve for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are focused on creating new markets, improving our products, developing new medical devices for patients with epilepsy and expanding our business into other neuroscience opportunities. We are headquartered in Houston, Texas, and are approved to market the VNS Therapy System in more than 72 countries worldwide. To date more than an estimated 82,000 patients have been implanted with the device.

In 2001, we obtained regulatory approval for commercial distribution of the VNS Therapy System for the treatment of depression in the European market and in Canada. In July 2005, the U.S. Food and Drug Administration (“FDA”) approved the VNS Therapy System as an adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In May 2007, CMS concluded that Medicare coverage is not available for VNS Therapy as a treatment for TRD. As a result of new clinical evidence, including the completion of a post-approval dosing study and publication in four peer-reviewed journals, we recently submitted a formal request to CMS for reconsideration of its determination and requested coverage for VNS Therapy for TRD for a sub-population of Medicare beneficiaries that is estimated to represent approximately 0.2% of CMS’s patient population.  CMS declined our request for reconsideration on May 28, 2013.  We plan to evaluate options for appealing this decision and to work with other interested parties to continue to pursue access to VNS Therapy for patients experiencing TRD.

Fiscal Year-End.  We utilize a 52/53-week fiscal year that ends the last Friday in April. Our fiscal years 2013, 2012 and 2011, which ended April 26, 2013, April 27, 2012 and April 29, 2011, respectively, were 52-week years.

Basis of Presentation. We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“U.S. GAAP”).

Use of Estimates. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, useful lives for depreciation of plant and equipment, valuation of  intangible asset investments, amortization of intangible assets, deferred tax assets and liabilities and uncertain income tax positions and stock-based compensation. Actual results could differ materially from those estimates.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiaries: Cyberonics Europe BVBA/SPRL (“Cyberonics Europe BVBA”), Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents.  Our cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

Accounts Receivable.  Our accounts receivable consists of trade receivables resulting from the granting of credit to our direct customers and distributors in the normal course of business. We maintain an allowance for doubtful accounts for potential credit losses based on our estimates of the ability of customers to make required payments, historical credit experience and expected future trends. We write off uncollectible accounts against the allowance when all reasonable collection efforts have been exhausted.

Inventories.  We state our inventories at the lower of cost, using the first-in first-out (“FIFO”) method, or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Property, Plant and Equipment.  Property, plant and equipment (“PP&E”) are carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized. We compute depreciation using the straight-line method over estimated useful lives ranging from three to nine years, except for the building and building improvements. PP&E are reviewed for impairment indicators every reporting period.

Acquisition of our Building. During the fiscal year ended April 27, 2012, we acquired the land and building in which we headquarter our operations in Houston, Texas for a purchase price of $11.7 million. A portion of the building was leased to tenants other than ourselves, and therefore the acquisition was accounted for using the acquisition method under Business Combination accounting rules. Under the acquisition method, an acquirer is required to recognize and measure the identifiable assets acquired and the liabilities assumed at their fair market values as of the acquisition date and to record identifiable intangible assets at fair value, including identifiable intangibles associated with the in-place leases at the acquisition date. We determined that the values of in-place leases were immaterial and therefore no separate intangible assets were recorded. Based on independent appraisals, we determined the purchase price approximated the fair value of the land, the building and the leasehold improvements; therefore, no bargain purchase or goodwill was recognized on acquisition. The land has an indefinite life and the building is depreciated over a 39-year life. Capital improvements to the building are added as building components and depreciated over the useful life of the improvement or the building, whichever is less. The depreciation period of the leasehold improvements that existed at the time of the building purchase was adjusted to a useful life of seven years starting in September 2011.

Intangible Assets. Intangible assets, as shown on the consolidated balance sheets, consisted of developed technology rights, license agreements and other intangible assets. These assets relate primarily to seizure detection, wireless communication, rechargeable battery technology, external charging accessory hardware and associated software, an implantable lead with magnetic resonance imaging (“MRI”) compatibility and micro-processor technologies. We amortize our intangible assets on a straight-line basis over the useful life of the asset. Our estimates of useful life of intangible assets is based on the relevancy of the technology to our research and development efforts and to our future product plans. Amortization is charged to research and development until product commercialization, at which point cost of goods sold would be charged. We evaluate our intellectual property each reporting period to determine whether events and circumstances indicate either a different amortization period or impairment. If we change our estimate of the useful lives of our intellectual property, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, such as an  asset that no longer factors into our product commercialization plans, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized and charged to research and development.

Investments

Short-term investments. Our short-term investments are carried at cost, which approximates market value, and consist of certificates of deposit with maturities ranging from six months to one year.

Long-term investments. We have invested in a convertible debt instrument and convertible preferred shares of privately-held, development-stage medical device companies. The convertible debt instrument was accounted for at fair value as an available-for-sale debt security. The convertible preferred shares are accounted for under the cost method.  We own less than 20% of the equity in these entities and do not have the ability to exercise significant influence over the investee. We review the equity investments for events or circumstances that indicate a significant adverse effect on their fair value. If we identify events or changes in circumstances that indicate a decrease in value of the equity investments that is other-than-temporary we recognize a loss.

Revenue Recognition.

Product Revenue: We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets. Management maintains policies for sales returns and exchanges in order to control returns and exchanges. We recognize revenue when title to the goods and risk of loss transfers to customers or our independent distributors. We estimate expected sales returns based on historical data and record a reduction of sales with a return reserve when we sell the product.

License Revenue. We amortize upfront payments received under license agreements over the life of our obligations under the agreements to prosecute the licensed patent applications. Effective December 17, 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retain the responsibility to prosecute the licensed patent applications and estimate that our obligation to prosecute the licensed patent applications will be satisfied during the fiscal year 2014. Accordingly, we are recognizing, as license revenue, the amortization of the $9.5 million up-front payment, on a straight-line basis from the date of execution of the agreement. The unrecognized portion of the $9.5 million payment, $1.5 million at April 26, 2013, was included in Other Long-Term Liabilities in our consolidated balance sheet.

Medical Device Excise Tax (“MDET”).  Section 4191 of the Internal Revenue Code enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, established a 2.3% excise tax on medical devices sold domestically beginning on January 1, 2013. We account for the MDET in cost of sales. For the four months ended April 26, 2013 we included $1.2 million of MDET in cost of sales on the consolidated statement of income.

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

Stock-Based Compensation

Stock-Based Incentive Awards. We grant stock-based incentive awards to directors, officers, key employees and consultants on four pre-determined days during each fiscal year. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. We recognize equity-based compensation expense ratably over the period that an employee is required to provide service in exchange for the award (vesting period). We issue new shares upon share option exercise, vesting of a restricted share unit or the award of restricted stock.

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

Restricted Stock and Restricted Stock Units.  We grant restricted stock and restricted stock units at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares and share units are restricted until they are vested.  We issue new shares for our restricted stock and restricted stock unit awards. Under our stock-based compensation plans we repurchase a portion of these shares from our employees to permit our employees to meet their minimum statutory tax withholding requirements on vesting of their restricted stock, unless the employee opts for cash settlement of taxes. Under this plan we expect to repurchase, and place in treasury, as many as 58,819 shares during fiscal year 2014.

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

Deferred Compensation Plan. Effective as of January 1, 2013, we initiated the Cyberonics, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the IRC.  As part of our overall compensation program, the Deferred Compensation Plan provides a certain group of senior management an opportunity to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. The liability for compensation deferred under this plan is included with “Long-term liabilities” on our consolidated balance sheet. We manage the risk of changes in the fair value of the liability for our Deferred Compensation Plan with investments in mutual funds that substantially match the investment selections of our employees. The investments are included with “Other Long-Term Assets” on our consolidated balance sheet. Changes in our liabilities under the Deferred Compensation Plan are offset by the change in the fair value of our investments with the net change included in our consolidated statement of income under “Selling, General and Administrative” expenses.

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

Vesting or exercise of restricted stock, restricted stock units and stock options result in a difference between the federal income tax deduction and the financial statement stock-based compensation, which creates an excess tax benefit (windfall) or tax deficiency (shortfall). If a windfall benefit can be utilized to reduce income taxes payable as determined using a “with and without” method, the windfall benefit will offset the shortfall deficiency; if not, then the shortfall is recognized as a discrete item in the quarter in which it occurs. Prior to fiscal year 2013, we were unable to offset shortfalls with windfalls and were required to recognize shortfalls as a discrete tax expense in the quarter in which they occurred. For fiscal year 2013, the utilization of windfall benefits offset income taxes payable and shortfalls had no impact on the effective tax rate. The realized excess tax benefits were credited to additional paid-in capital and are not recorded as a tax benefit in the consolidated statement of income.

We classify our deferred tax assets as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating losses, is classified according to the expected reversal date.

Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. We record interest and penalties related to our uncertain tax positions and record interest in Interest Expense in the consolidated statement of income and record penalties in Sales, General and Administrative expenses in the consolidated statement of income. However, there can be no assurance that we will accurately predict the outcome of tax audits and the actual outcome of an audit could have a material impact on our consolidated statements of income, balance sheets or cash flows.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

During the 13 weeks ended October 26, 2012, we finalized the Internal Revenue Service (“IRS”) audit in connection with our fiscal years ended April 24, 2009 and April 30, 2010. The audit adjustments did not materially impact our consolidated statements of income, balance sheets or cash flows.

In addition, during the 52 weeks ended April 26, 2013, we were notified that our European subsidiary, Cyberonics Europe BVBA, was under examination by the Belgium tax authority with respect to transfer pricing for fiscal years 2011 and 2010.  We are unable to assess the impact this examination may have on our consolidated financial statements, on our cumulative Belgium losses through fiscal year end April 27, 2012 of €25.7 million and on our U.S. tax position.

We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries as of April 26, 2013. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

Comprehensive Income and Foreign Currency Translations. Comprehensive income refers to net income plus revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income. Our comprehensive income differs from our net income because of the change in the cumulative foreign currency translation adjustment associated with the translation of our foreign subsidiary financial statements to U.S. dollars from their euro functional currency.

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

Derivatives and Hedges.  We are exposed to certain foreign currency risks relating to our ongoing business operations. We may, from time to time, enter into foreign currency forward derivative contracts to offset foreign currency exchange risk. We do not enter into forward exchange derivative contracts for speculative purposes. We choose not to offset all foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. There can be no assurance that a foreign currency derivative will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates. We designate foreign currency forward contracts as non-hedge derivative instruments. The foreign currency exchange gains and losses generated by our derivatives and our foreign currency denominated assets and liabilities are included in Other Expense, Net in our consolidated statement of income.

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

Note 2.  Accounts receivable and allowance for bad debt

Accounts receivable, net consisted of the following:

	April 26, 2013	April 27, 2012
Accounts Receivable	$39,998,483	$29,851,433
Allowance for bad debt	(548,370)	(584,586)
	$39,450,113	$29,266,847

Note 3. Inventories

Inventories consisted of the following:

	April 26, 2013	April 27, 2012
Raw materials	$7,267,437	$4,852,086
Work-in-process	4,813,227	4,057,838
Finished goods	5,637,790	5,475,951
	$17,718,454	$14,385,875

Note 4.  Property, Plant and Equipment

PP&E consisted of the following:

	April 26, 2013	April 27, 2012
Land	$1,128,813	$631,000
Building and building improvements	16,646,446	15,810,649
Equipment, furniture and fixtures	33,104,334	30,258,410
Leasehold improvements	1,316,088	1,018,710
Capital investment in process	6,627,930	2,273,540
	58,823,611	49,992,309
Accumulated depreciation	(30,267,869)	(27,831,638)
	$28,555,742	$22,160,671

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	For the Fifty-Two Weeks Ended April 26, 2013
	Developed Technology Rights (1)	License Agreements (2)	Other Intangible Assets (3)	Total
Beginning balance - gross carrying amount	$5,660,000	$125,000	$––	$5,785,000
Acquisitions	4,710,000	––	868,000	5,578,000
Ending balance - gross carrying amount	10,370,000	125,000	868,000	11,363,000
Accumulated amortization	(2,094,620)	(29,379)	(19,002)	(2,143,001)
Net	$8,275,380	$95,621	$848,998	$9,219,999

	For the Fifty-Two Weeks Ended April 27, 2012
	Developed Technology Rights (1)	License Agreements (2)	Other Intangible Assets (3)	Total
Beginning balance - gross carrying amount	$5,370,000	$474,401	$––	$5,844,401
Acquisitions	500,000	––	––	500,000
Impairments (4)	(210,000)	(349,401)	––	(559,401)
Ending balance - gross carrying amount	5,660,000	125,000	––	5,785,000
Accumulated amortization (4)	(1,259,764)	(15,624)	––	(1,275,388)
Net	$4,400,236	$109,376	$––	$4,509,612

(1)
Developed Technology Rights include acquired exclusive licenses and know-how. These assets have finite lives and relate primarily to seizure detection algorithms, wireless communication technology, rechargeable battery technology and an implantable lead with MRI compatibility.

(2)	License Agreements include non-exclusive technology licenses primarily related to chip architecture for the detection and processing of heart signals.
(3)	Other Intangible Assets primarily consists of clinical databases acquired from the NeuroVista bankruptcy, see “Note 6. Investments” for further details.
(4)
The intangible assets impaired during the year ended April 27, 2012 were primarily related to chip architecture written-off after the assets were determined to no longer factor into our product plans. We wrote off the related accumulated amortization of $76,800.

The weighted average amortization period in years for our intangible assets during fiscal year ended April 26, 2013:

Developed Technology Rights	12
Licenses Agreements	9
Other Intangible Assets	7

Aggregate intangible asset amortization was $867,613, $1,228,245 and $554,809 for fiscal years 2013, 2012 and 2011, respectively, which was reported in research and development expense in the consolidated statements of net income. The amortization in fiscal year 2012 includes impairment.

The estimated future amortization expense based on our finite-lived intangible assets at April 26, 2013:

Fiscal year 2014	$1,073,080
Fiscal year 2015	1,073,080
Fiscal year 2016 (53 week year)	1,093,716
Fiscal year 2017	1,073,080
Fiscal year 2018	1,062,929

Note 6.  Investments

Short-Term Investments:

Our short-term investments with large U.S. and international banks are carried at cost, which approximates fair value, and consist of certificates of deposit with maturities, at purchase, ranging from 6 to 12 months.

Long-Term Investments:

Detail of long-term investments:

	April 26, 2013	April 27, 2012
Available-for-sale debt security (1)	$––	$5,508,768
Cost method equity security (2)	10,588,202	4,000,000
Carrying amount – long-term investments	$10,588,202	$9,508,768

(1)
The available-for-sale convertible debt security was issued by NeuroVista Corporation (“NeuroVista”) on August 20, 2010. NeuroVista is a privately-held company that was focused on the development of an implantable device intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. During the quarter ended July 27, 2012, we recorded an other-than-temporary impairment loss of $4.1 million based on our determination that the fair value of the investment was below our carrying value. In addition, during the quarter ended October 26, 2012, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security. We subsequently took possession of tangible and intangible assets in a foreclosure settlement of the note. We obtained assets fair valued at $1.45 million. See “Note 18. Fair Value Measurements” for further details regarding this investment.

(2)
The cost method equity security investments at April 26, 2013 consisted of $8.0 million of convertible preferred stock of ImThera Medical, Inc. (“ImThera”) and $2.6 million of convertible preferred shares of Cerbomed GmbH (“Cerbomed”). ImThera is a privately-held company focused on developing a neurostimulation device system for the treatment of obstructive sleep apnea and Cerbomed is a privately-held German company focused on developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. These investments provide us with less than 20% ownership and no significant influence over the entity involved. The investment at April 27, 2012 consisted of our original $4.0 million investment in ImThera. We added an additional $4.0 million investment in the quarter ending April 26, 2013. We are contractually committed to purchase one additional tranche of convertible preferred stock of $4.0 million contingent on ImThera attaining certain performance goals. See “Note 18. Fair Value Measurements” for further details regarding our impairment policy for these cost method securities.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	April 26, 2013	April 27, 2012
Payroll and other compensation	$16,869,112	$14,540,169
Clinical costs	1,040,772	790,081
Property tax and other tax accruals	550,697	1,011,457
Other accrued liabilities	2,539,385	1,804,481
	$20,999,966	$18,146,188

Note 8.  Convertible Notes

In September 2005, we issued $125 million of Senior Subordinated Convertible Notes at the interest rate of 3% per year on the principal amount, payable semi-annually, in arrears, in cash on March 27 and September 27 of each year (the “Convertible Notes”). The offering of the Convertible Notes provided net proceeds of approximately $121 million. We used the proceeds for (1) a simultaneous share buyback of 301,000 shares at $33.20 for a total of $10.0 million and (2) the net cost of $13.0 million related to our purchase of call options to buy approximately 3.0 million shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”), partially offset by the proceeds from the issuance of  warrants to sell approximately 3.0 million shares of our common stock at an exercise price of $50.00 per share (the “Warrants”). The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. These transactions resulted in net cash proceeds of approximately $98.3 million.

Over the fiscal years 2009 through 2011 we repurchased our Convertible Notes in privately-negotiated transactions. During fiscal 2012, in connection with the settlement of litigation relating to the Convertible Notes, we were required to retire the Convertible Notes that were tendered to us on December 27, 2011 at par. In fiscal year 2013, we share-settled the remaining outstanding debt on the maturity date of the note, September 27, 2012.

Note 9.  Warrants

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, we sold warrants for $25.2 million to Merrill Lynch International, which were recorded in stockholders’ equity on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended on September 11, 2012, changing the settlement measurement period to a period of 60 trading days, each day as a separate tranche, commencing on September 12, 2012 and ending on December 7, 2012. The settlement was equal to the amount in excess, if any, of $50.00 per share of the daily volume-weighted average price of our common stock, if any, for approximately 50,000 warrants for each of the 60 tranches. The warrants were segregated into three 20-tranche groups for purposes of our electing to settle in cash or net shares. During the quarter ended October 26, 2012, we elected cash settlement for the first two groups of tranches, or 40 tranches. The settlement periods for these two groups ended on October 9, 2012 and November 8, 2012, respectively. The final group of 20 tranches was net share settled with a settlement period ended December 7, 2012.

Because of our election to cash settle the first 40 tranches, we used liability accounting for these tranches. As a result, during the quarter ended October 26, 2012, we reclassified these tranches from equity, Common Stock Warrants, to a liability, Warrants’ Liability, in the consolidated balance sheet, at a fair value of $3.6 million. The remaining balance in equity related to the first 40 tranches, which amounted to $13.2 million, was reclassified to Additional Paid-In-Capital in the consolidated balance sheet. The Warrants’ Liability was revalued at quarter end at $2.3 million, and as a result, $1.3 million was recorded as a gain in the consolidated statement of income for the quarter ended October 26, 2012. These 40 tranches were settled during quarter ended January 25, 2013, refer to “Note 17. Derivatives – Warrant’s Liability.” The third group of 20 tranches were net-share-settled for 27,919 shares during the quarter ended January 25, 2013, and as a result, the remaining balance in Common Stock Warrants of $8.4 million was reclassed to Additional Paid-In-Capital in the consolidated balance sheet.

Note 10. Long-Term Liabilities

Other long-term liabilities consisted of the following:

	April 26, 2013	April 27, 2012
Liability for uncertain tax benefits	$3,599,787	$2,260,226
Deferred license revenue	1,467,869	2,961,837
Accrued clinical studies and other	381,948	180,126
	$5,449,604	$5,402,189

Note 11.  Commitments and Contingencies

Litigation.

In April 2012, we filed a complaint in the United States District Court for the Southern District of Texas (12-cv-1118) against Dr. Jacob Zabara in response to a letter from Dr. Zabara alleging that he is entitled to royalties on products that incorporate his patents licensed to us under a 1988 license agreement, even if the patents have expired.  The complaint sought a declaratory judgment that Dr. Zabara is not entitled to royalties for expired patents and not entitled to royalties at all unless our device includes an invention claimed in an unexpired, licensed patent. Dr. Zabara answered the complaint and filed counterclaims seeking a declaratory judgment that he is entitled to an ongoing royalty, that we breached the license agreement by failing to pay at least a minimum royalty and by failing to pay a royalty on its tunneling tool, and that we failed to use our “best efforts to develop and market a Product or Products” as required by the license agreement.

On May 3, 2013, the district court ruled (i) that we breached the license agreement by failing to pay the $9,000-per-quarter minimum royalty since July 2011, (ii) that the license agreement requires us to use our “best efforts to develop and market a Product or Products” regarding each of the licensed patents, and (iii) that a trial will be required to determine whether we used our “best efforts” as required by the license agreement.

Dr. Zabara claims to be entitled to damages of approximately $613,000 for unpaid royalties on the tunneling tool and damages of at least $200 million for royalties he claims would have been earned had we used our “best efforts to develop and market a Product or Products” for the licensed patents not embodied in our epilepsy products. We have not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, we cannot reasonably estimate the range of loss, if any, that may result from this matter.

Trial in the matter is scheduled to begin on August 12, 2013.  We will continue to defend this matter vigorously.

We are named as a defendant in lawsuits or are the subject of governmental inquiries from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income.

Clinical Study Agreements.

We have agreements associated with clinical studies and registries in connection with which we expect to spend approximately $2.8 million over the next two years.

Licensing and Investment Agreements.

Effective December 17, 2007, we entered into a license agreement granting an exclusive license to a third party under certain of our patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment, plus a royalty on future commercial sales of any product covered by the licensed patents. The unamortized deferred revenue in our consolidated balance sheet as of April 26, 2013 was $1.5 million. We retained the responsibility to prosecute the licensed patent applications and to maintain the licensed patents, including the obligation to pay related expenses for U.S. patents and applications. We estimate that our obligation to prosecute the licensed patent applications will be satisfied during the fiscal year 2014.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. related primarily to cardiac-based seizure detection patents. We agreed to future cancellable minimum or milestone-based fees for intellectual property licensing, patent issuance fees, and consulting and royalty fees. We expect future expenditures of approximately $3.9 million through fiscal year 2018 under our agreement with Flint Hills.

In October 2011, we entered into an investment agreement with ImThera, a private company developing a neurostimulation medical device for the treatment of obstructive sleep apnea. We agreed to future milestone-based investments and expect a future investment of $4.0 million by September 2014.

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc., for the integration of MRI-compatibility with our leads. We agreed to future milestone-based payments and royalties and expect future expenditures of $2.3 million through fiscal year 2018.

In September 2012, we entered into an equity investment agreement and marketing arrangement with Cerbomed GmbH, a privately-held, development-stage company working on a transcutaneous (non-invasive) vagus nerve stimulation device for the treatment of epilepsy. This agreement includes future optional milestone-based investments of €3.5 million.

Lease Agreements.

We lease the following facilities and equipment with non-cancellable leases, accounted for as operating leases: (i)  a storage and distribution facility in Austin, Texas, (ii) administrative and sales offices in Brussels, Belgium, elsewhere in Europe, and the U.S., (iii) sales offices in Beijing, China and Hong Kong, and (iv) transportation and office equipment.  During the quarter ended October 28, 2011, we acquired the land and building in which we headquarter our operations in Houston, Texas and terminated the related operating lease. We moved our Brussels offices to a new building in March 2013 and committed to a $2.2 million nine-year lease.

Future minimum lease payments as of April 26, 2013 are as follows:

52/53 Weeks Ending on the last Friday of April:
2014	$1,458,432
2015	1,296,274
2016 (53 weeks)	1,170,269
2017	590,394
2018	407,569
Thereafter	857,786

Our lease expenses for the 52 weeks ended April 26, 2013, April 27, 2012, 52 and April 29, 2011 amounted to $0.7 million, $1.4 million and $3.4 million, respectively.

Note 12.  Stock Incentive and Purchase Plans

Stock-Based Incentive Plans

As of April 26, 2013, we have authorized an aggregate of 19,550,000 shares of common stock for issuance pursuant to our 1996 Stock Option Plan, 1997 Stock Plan, 1998 Stock Option Plan, New Employee Equity Inducement Plan, 2005 Stock Plan, 2009 Stock Plan, our officer plans and subsequent amended versions of such plans (collectively the “Stock Plans”). Shares can no longer be issued pursuant to any plan other than the Amended and Restated New Employee Equity Inducement Plan and the 2009 Stock Plan, both of which allow issuance of nonstatutory or incentive stock options and restricted stock.

Employee Stock Purchase Plan.

Under the 1991 Employee Stock Purchase Plan (“Stock Purchase Plan”), 950,000 shares of our common stock have been authorized for issuance. Subject to certain limits, the Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their respective current compensation at a price equaling 95% of the fair market value of our common stock on the last business day of the purchase period. As of April 26, 2013 and April 27, 2012, 400,288 and 402,033 shares remain available, respectively, for issuance under the Stock Purchase Plan. No compensation expense is recorded for the Stock Purchase Plan.

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	52 Weeks Ended April 26, 2013	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011
Cost of goods sold	$504,715	$578,157	$452,106
Selling, general and administrative	7,949,517	8,106,663	4,784,081
Research and development	3,229,017	2,417,417	1,128,816
Total stock-based compensation expense	$11,683,249	$11,102,237	$6,365,003
Income tax benefit related to awards recognized in the consolidated statements of income	3,810,136	3,461,453	1,992,308
Total expense, net of income tax benefit	$7,873,113	$7,640,784	$4,372,695

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	52 Weeks Ended April 26, 2013	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011
Service-based stock option awards	$2,916,855	$2,639,748	$2,505,417
Service-based restricted and restricted stock unit awards	5,067,292	5,290,854	3,859,586
Performance-based restricted stock and restricted stock unit awards	3,699,102	3,171,635	––
Total stock-based compensation expense	$11,683,249	$11,102,237	$6,365,003

Stock-Based Compensation Unrecognized

Amount of stock-based compensation cost not yet recognized related to nonvested awards:

	April 26, 2013
	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Service-based stock option awards	$6,550,810	2.72
Service-based restricted and restricted stock unit awards	7,786,730	2.18
Performance-based restricted stock and restricted stock unit awards	3,866,162	1.46
Total stock-based compensation cost unrecognized	$18,203,702

Stock Option Valuation Assumptions

We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. The following table lists the assumptions we utilized as inputs to the Black-Scholes model:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Dividend Yield (1)	—	—	—
Risk-free interest rate — based on grant date (2)	0.94% - 1.57%	0.73% - 2.23%	1.18% - 2.507%
Expected option term — in years per group of employees/consultants (3)	6.41 – 9.39	4.08 – 6.59	4.12 – 6.50
Expected volatility at grant date (4)	44.95% - 51.14%	47.04% - 59.07%	45.14% - 52.54%

(1)	We have not historically paid dividends and currently do not plan to pay dividends.
(2)	We use yield rates on U.S. Treasury securities for a period that approximated the expected term of the award to estimate the risk-free interest rate.
(3)
We estimated the expected term of options granted using historic data of actual time elapsed between the date of grant and the exercise or forfeiture of options for employees. For consultants the expected term is the remaining time until expiration of the option.

(4)	We estimated the expected volatility based on our historic and implied volatility data.

Stock Option Activity

The following tables detail the activity for stock option awards:

	52 Weeks Ended April 26, 2013
Options	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — beginning of year	1,441,057	$23.75
Granted	238,459	43.63
Exercised	(501,050)	23.94
Forfeited	(15,772)	28.52
Expired	(1,267)	36.87
Outstanding — end of year	1,161,427	27.67	6.24	$18,164,690
Fully vested and exercisable — end of year	577,403	23.40	4.22	11,433,687
Fully vested and expected to vest — end of year (2)	1,130,897	27.45	6.17	17,922,143

(1)
The aggregate intrinsic value of options at the end of fiscal year 2013 is based on the difference between the fair market value of the underlying stock at April 26, 2013, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Fully vested and expected to vest factors in expected forfeitures.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Weighted average grant date fair value of stock option awards during the fiscal year	$20.55	$12.31	$11.78
Aggregate intrinsic value of stock option exercises during the fiscal year	$11,475,610	$5,636,206	$9,632,100

Restricted Stock and Restricted Stock Units Awards

The following tables detail the activity for service-based restricted stock and restricted stock unit awards:

	52 Weeks Ended April 26, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at the beginning of year	639,033	$20.75
Granted	117,262	44.31
Vested	(381,532)	17.38
Forfeited	(7,029)	28.18
Non-vested shares at end of year	367,734	$31.61

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Weighted average grant date fair value of service-based share grants issued during the fiscal year	$44.31	$26.58	$27.23
Aggregate fair value of service-based share grants that vested during the year	$15,969,922	$7,638,546	$2,978,345

The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	52 Weeks Ended April 26, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at the beginning of year	464,125	$25.36
Granted	8,982	50.10
Vested	(76,946)	27.34
Forfeited	—	—
Non-vested shares at end of year	396,161	$25.54

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Weighted average grant date fair value of performance-based share grants issued during the fiscal year	$50.10	$25.23	$—
Aggregate fair value of performance-based share grants that vested during the year	$3,318,681	$—	$—

Note 13.  Employee Retirement Savings Plan and Deferred Compensation Plan

We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We match 50% of employees’ contributions up to 6% of eligible earnings, subject to a five-year vesting period. We incurred expenses for these contributions of approximately $1.4 million, $1.3 million and $1.1 million for the fiscal years 2013, 2012 and 2011, respectively.

Effective as of January 1, 2013, we initiated our Deferred Compensation Plan.  As part of our overall compensation program, the Deferred Compensation Plan provides a certain group of senior management an opportunity to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. As of April 26, 2013, the liability for compensation deferred under the Deferred Compensation Plan was $0.1 million, which was included with “Long-term liabilities” on our consolidated balance sheet. The assets under the Deferred Compensation Plan substantially offset the liabilities and are included with “Other (long-term) assets” on our consolidated balance sheet.

Note 14.  Stockholders’ Equity

With respect to the shares authorized, both common and preferred, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares. We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 26, 2013.

Note 15.  Income Taxes

The U.S. and foreign components of income before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended April 26, 2013	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011
Income before income taxes:
Domestic	$74,949,502	$63,865,045	$50,330,220
Foreign	325,123	(3,443,617)	(1,665,289)
	$75,274,625	$60,421,428	$48,664,931
Provision for current income tax expense:
Federal	$13,987,217	$779,690	$242,547
State and local	1,692,119	772,013	530,089
Foreign	101,281	125,738	64,822
	15,780,617	$1,677,441	837,458
Provision for deferred income tax expense:
Federal	13,066,858	$21,583,269	18,254,023
State and local	69,648	1,082,986	9,804
Discrete items (1)	—	—	(17,162,064)
	13,136,506	22,666,255	1,101,763
Total provision for income tax expense	$28,917,123	$24,343,696	$1,939,221

(1)
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

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
U.S. statutory rate	35.0%	35.0%	35.0%
Change in deferred tax valuation allowance	(0.1)	—	—
Shortfall on settlement of options and restricted stock	—	1.4	2.6
Reduction in valuation allowance due to shortfall	—	—	(1.7)
Foreign taxes	0.1	0.2	0.1
State and local tax provision, net of federal benefit	2.3	2.6	2.8
Research and development tax credit (1)	(1.4)	(1.1)	(1.2)
Gain on warrant liability	(0.6)	—	—
Contingency for uncertain tax positions (2)	1.8	—	4.5
Other, net	1.3	2.2	1.3
Discrete items (3)	—	—	(39.5)
Effective tax rate	38.4%	40.3%	3.9%

(1)
The research and development tax credit (“R&D tax credit”) expired as of December 31, 2011 and January 2, 2013 and was extended by the United States Congress on January 1, 2013 to December, 31, 2013 prior to our fiscal year end of April 26, 2013. Therefore, the R&D tax credit recognized for the 52 weeks ended April 26, 2013 included the impact of the retroactive enactment of the R&D Tax Credit covering the period January 1, 2012 to April 26, 2013, which includes four months from the prior fiscal year ended April 27, 2012.

(2)
The contingency in fiscal year 2013 related to the uncertain tax position associated with the NeuroVista debt obligation impairment. The contingency in fiscal year 2011 related to the uncertain tax position associated with the worthless stock deduction.

(3)	The discrete items in fiscal year 2011 were a worthless stock deduction and the release of valuation allowance against our regular net operating loss carryforward deferred tax asset.

Significant components of our deferred tax assets are as follows:

	April 26, 2013	April 27, 2012
Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$11,652,605	$36,967,643
Foreign net operating loss carryforwards	12,309,347	12,957,928
State net operating loss carryforwards	882,678	1,785,714
Tax credit carryforwards	7,084,538	4,780,962
Deferred compensation	6,119,515	7,877,434
Accruals and reserves	2,102,427	2,213,570
Licensing income and expense	776,467	1,214,115
Property and equipment	(789,106)	(145,692)
Other	4,166,569	1,460,454
Total deferred tax assets	44,305,040	69,112,128
Deferred tax valuation allowance	(26,181,763)	(37,852,345)
Net deferred tax assets	$18,123,277	$31,259,783

	April 26, 2013	April 27, 2012
Current deferred tax asset	$17,992,339	$27,971,835
Current valuation allowance	(7,622,378)	(10,663,030)
Non-current deferred tax asset	27,236,316	41,611,106
Non-current valuation allowance	(18,559,385)	(27,189,315)
	19,046,892	31,730,596
Current deferred tax liability	(71,969)	(314,596)
Non-current deferred tax liability	(851,646)	(156,217)
	(923,615)	(470,813)
Net deferred tax assets	$18,123,277	$31,259,783

At April 26, 2013, we had net operating loss carryforwards of $67.5 million for federal income tax purposes, expiring during the fiscal years 2020 through 2022, and net tax credit carryforwards of approximately $7.1 million for federal income tax purposes expiring during the fiscal years 2029 through 2033. At April 26, 2013, we had net operating loss carryforwards of approximately $24.4 million for state and local income tax purposes, expiring at various dates beginning in the fiscal year 2014. We believe it is more-likely-than-not that future operating results will generate sufficient net taxable income to utilize these net operating losses and tax credit carryforwards.

We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries as of April 26, 2013. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

At April 26, 2013, we had a valuation allowance of $26.2 million against our deferred tax assets based on the NOL’s from our foreign operations, our excess tax benefits from stock-based awards and other tax attributes. During the fiscal year 2013 we utilized $12.4 million of excess tax benefit NOL and released an equal amount of valuation allowance, which was recorded in additional paid-in capital on our consolidated balance sheet. The valuation allowance related to the excess tax benefit NOL is released as the NOL’s are utilized to reduce income taxes payable, with the tax benefit  recorded in additional paid-in capital on our consolidated balance sheet.  In addition, during fiscal year 2013, we released valuation allowance of $0.6 million related to the utilization and adjustment of NOL’s from foreign operations. The remaining valuation allowance related to foreign operations has not been released as it is not considered more-likely-than-not that the net operating losses will be able to be utilized.  We will continue to evaluate whether to release the cumulative valuation allowance related to foreign NOL during fiscal year 2014.

The following is a roll-forward of our total gross unrecognized tax benefit:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Balance at beginning of year	$6,075,693	$6,326,041	$4,703,172
Tax positions related to current year	1,339,561	—	2,260,226
Tax positions related to prior years	(335,903)	(250,348)	(757,792)
Change in effective tax rate (federal) state)	—	—	120,435
Balance at end of year	$7,079,351	$6,075,693	$6,326,041

The total amount of unrecognized tax benefit, as of April 26, 2013, if recognized, would reduce our income tax expense by approximately $7.1 million. We are unable to estimate the amount of change in our unrecognized tax benefits over the next 12 months; however we do not expect a significant change. In fiscal year ended April 26, 2013, we recognized interest and penalties associated with unrecognized tax benefits in the approximate amounts of $6,000 and $11,000, respectively.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions.

During the 52 weeks ended October 26, 2012, we finalized the IRS audit in connection with our fiscal years ended April 24, 2009 and April 30, 2010. The audit adjustments did not materially impact our consolidated statements of income, balance sheets or cash flows.

 In addition, during the 52 weeks ended April 26, 2013, we were notified that our European subsidiary, Cyberonics Europe BVBA, was under examination by the Belgium tax authority with respect to transfer pricing for fiscal years 2011 and 2010. We are unable to assess the impact this examination may have on our consolidated financial statements, on our cumulative Belgium tax losses through fiscal year 2012 of €25.7 million, and on our U.S. tax position.

Note 16.  Income per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Numerator:
Net income	$46,357,502	$36,077,732	$46,725,710
Add effect of Convertible Notes (1)	—	97,486	112,061
Diluted income	$46,357,502	$36,175,218	$46,837,771

Denominator:
Basic weighted average shares outstanding	27,604,006	27,826,586	28,050,638
Add effects of:
Stock options	404,954	367,671	382,596
Convertible Notes (1)	—	112,475	176,385
Diluted weighted average shares outstanding	28,008,960	28,306,732	28,609,619
Basic income per share	$1.68	$1.30	$1.67
Diluted income per share	$1.66	$1.28	$1.64

(1)	We determine the dilutive effect of any retired or repurchased Convertible Notes separately from the dilutive effect of Convertible Notes outstanding at period end.

Anti-dilutive securities excluded from the computation of earnings per share:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Stock options (1)	30,987	111,738	474,887
Warrants (2)	—	3,012,050	3,012,050

(1)	Outstanding options to purchase common shares that are excluded from the computation of earnings per share because to include them would have been anti-dilutive.
(2)
In conjunction with our Convertible Notes issuance in September 2005, we sold common stock warrants at an exercise price of $50.00 per share. The warrants were anti-dilutive for the fiscal years 2012 and 2011 because the exercise price of the warrants exceeded the average market price of our stock during those fiscal years. The warrants were settled during the quarter ended January 25, 2013.

Note 17.  Derivatives

Foreign Currency Exposure

Because we operate in a number of international markets, we are exposed to the impact of foreign currency exchange rate (“FX”) movements on earnings, particularly with respect to the U.S. dollar versus the euro. Our aggregate foreign currency transaction losses for fiscal year ended April 26, 2013 was $304,000. Our aggregate foreign currency losses for fiscal year ended April 27, 2012 exclusive of foreign currency hedging results was $1,841,000. Our aggregate foreign currency gains for fiscal year ended April 29, 2011 exclusive of foreign currency hedging results was $1,093,000.  See the table below for the results of our hedging activity. At times we enter into foreign currency forward contracts to partially offset our foreign currency exchange gains and losses. As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA, and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we have not entered into a foreign currency derivative during fiscal year 2013; however, in the future we may hedge our exposure to foreign currency transactions. During the fiscal year ended April 27, 2012, we entered into foreign currency forward contracts with nominal amounts totaling €31.5 million, with a maximum nominal amount outstanding at any one time of €11.5 million. During the fiscal year ended April 29, 2011, we entered into contracts with nominal amounts totaling €24.3 million, with a maximum amount outstanding at any one time of €8.3 million.

The pre-tax net gain resulting from FX derivatives included in the consolidated statement of income were as follows:
Derivative	Location of gain (loss) recognized in income	52 Weeks Ended April 26, 2013	52 Weeks Ended April 27, 2012	52 Weeks Ended April 29, 2011
Euro forward contracts found in Other Income (Expense)	Other Expense, Net	$—	$1,194,550	$(1,563,237)

Warrants’ Liability

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which have been retired as of September 27, 2012, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in common stock warrants on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the quarter ended October 26, 2012, and as a result, a portion of the common stock warrants were reclassed to warrants’ liability at a fair value of $3.6 million. At the quarter ended October 26, 2012, we revalued the warrants’ liability at $2.3 million, and recorded a Gain on Warrants’ Liability of $1.3 million in the consolidated statement of net income. The warrants were settled during the quarter ended January 25, 2013, refer to “Note 9. Warrants” for further information.

Note 18. Fair Value Measurements

Fair value is defined as the exit price or the amount that we would receive upon selling our assets in an orderly transaction to a market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

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

We had no assets and liabilities measured at fair value on a recurring basis at April 26, 2013 and we have had no transfers of our investments between levels during the fiscal year ended April 26, 2013.

Investment in Convertible Debt Security.

We invested in a convertible debt security issued by NeuroVista Corporation (“NeuroVista”) on August 20, 2010. NeuroVista is a privately-held company that was focused on the development of an implantable device intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. We considered this security an ‘available-for-sale’ debt security measured at fair value on a recurring basis using Level 3 inputs as this investment was in a privately-held entity without quoted market prices. During the quarter ended July 27, 2012, we determined that we were unlikely to receive the return of our principal and accrued interest and performed a fair value analysis of the assets we expected to receive in foreclosure. We estimated the fair value at $1,450,000, with the resulting impairment loss reported as other-than-temporary and separately stated in the consolidated statement of income. During the quarter ended October 26, 2012, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and we negotiated an agreement with NeuroVista pursuant to which NeuroVista granted us a security interest in all of its assets, and we agreed to forbear in exercising our rights and remedies under the terms of the security agreement until December 17, 2012. In February 2013, we conducted a foreclosure sale of the assets subject to our security interest and took possession of the company’s tangible and intangible assets. We reassessed the fair value of the assets received in the foreclosure sale using both market and cost techniques and estimated the fair value at $1,450,000, which resulted in no gain or loss on the settlement of the debt security. Inputs used in the market approach included pricing indications from transactions involving similar intangible and tangible assets. Inputs used in the replacement cost approach included estimates of labor cost needed to replicate the  software and clinical trial data obtained in the foreclosure. See “Note 6. Investments” for further information regarding this convertible debt security.

The following table provides a reconciliation of the beginning and ending balance of the NeuroVista debt instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Beginning Balance	$5,508,768	$5,209,590	$––
Net purchases / (settlements)	(1,450,000)	––	5,000,000
Interest accrual	––	299,178	209,590
Transfers in/(out) of Level 3	––	––	––
Other-than-temporary impairment included in net income	(4,058,768)	––	––
Total unrealized gains/(losses) included in other comprehensive income	––	––	––
Ending Balance	$––	$5,508,768	$5,209,590

Investment in Equity Security. Our investment in equity consists of an investment in the convertible preferred stock of ImThera Medical, Inc., which we carry at cost, see “Note 6. Investments” for more details. We do not mark-to-market this investment. Each reporting period we review all information available to us related to this investee to identify any significant adverse effect on the fair value of our investment. If we identify events or changes in circumstances that indicates a decrease in value of this investment that is other than temporary, we would recognize the loss. The inputs to our fair value measurements are considered Level 3 in the fair value hierarchy.

Convertible Notes. The Senior Subordinated Convertible Notes we issued in September 2005 were carried at historical cost and were fully retired in September 2012, see “Note 8. Convertible Notes.”

Note 19.  Quarterly Financial Information — Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Totals
52 weeks ended April 26, 2013
Net sales	$60,321,172	$62,955,645	$62,700,033	$68,343,567	$254,320,417
Gross profit	55,309,995	57,785,841	57,332,815	61,984,502	232,413,153
Net income	8,075,033	13,566,904	13,183,494	11,532,071	46,357,502
Diluted income per share (1) (1)	$0.29	$0.48	$0.47	$0.41	$1.66
52 weeks ended April 27, 2012
Net sales	$52,662,076	$53,695,061	$54,536,585	$57,609,009	$218,502,731
Gross profit	45,740,042	49,534,397	50,437,096	53,134,864	198,846,399
Net income	6,884,554	9,027,774	9,502,184	10,663,220	36,077,732
Diluted income per share (1)	$0.24	$0.32	$0.34	$0.38	$1.28
__________

(1)
EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full year EPS.

Note 20.  Geographic Information

	Net Sales
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012	April 29, 2011
United States	$210,352,698	$182,955,274	$162,728,485
International (1)	43,967,719	35,547,457	27,735,913
Total	$254,320,417	$218,502,731	$190,464,398

	Long-Lived Assets (2)
	April 26, 2013	April 27, 2012	April 29, 2011
United States	$24,515,681	$21,979,396	$8,026,798
International	4,040,061	181,275	176,594
Total	$28,555,742	$22,160,671	$8,203,392

(1)	Sales are classified according to the country of destination, regardless of the shipping point.
(2)
Long-lived assets consist of PP&E. The increase in international assets in fiscal year 2013 is due to the construction of a second manufacturing facility to be located in Costa Rica and the build-out of the new leased offices in Belgium.

Note 21.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a FASB Accounting Standards Update (“ASU”) to the Fair Value Measurement Topic of the FASB Accounting Standards Codification (“ASC”).  This FASB ASU was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The FASB ASU clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, and (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The FASB ASU changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the FASB ASU increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. The FASB ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact to our consolidated financial statements other than a presentation impact in the Notes to our consolidated financial statements.

In June 2011, the FASB issued a FASB ASU to the Comprehensive Income Topic of the FASB ASC. This FASB ASU was issued in order to improve the comparability, consistency and transparency of financial statements that include components of other comprehensive income, as well as to facilitate the convergence of U.S. GAAP with IFRS. This FASB ASU requires that comprehensive income be presented either: (i) as a continuous statement including net income and comprehensive income, or (ii) as two separate and consecutive statements. This FASB ASU is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this FASB ASU for the quarter ended July 27, 2012. The adoption of this FASB ASU had no impact, other than presentation, on our consolidated financial statements.

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
		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.2
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.45†	Form of First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Mr. Browne)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.58#	International Distributor Agreement effective April 24, 2009 between and Cyberonics, Inc. and Nihon Kohden Corporation	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2009	000-19806	10.72
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
10.62†	Resignation Agreement dated February 24, 2012 between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012	000-19806	10.3
10.63†	First Amendment to the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Proxy Statement on Schedule 14A filed on August 2, 2012	000-19806	Appendix A
10.64†	Warrant Amendment Agreement, dated September 11, 2012, between Cyberonics, Inc. and Merrill Lynch International, through its agent Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Cyberonics, Inc. Current Report on Form 8-K filed on September 11, 2012	000-19806	10.1
10.65†	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.1
10.66†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.2
10.67†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.3
10.68†	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.4
10.69†	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.5
10.70†	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.6
10.71*	First Amendment to Employment Agreement dated June 5, 2012 between Cyberonics, Inc. and Milton M. Morris
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002