Form 10-Q
period 2013-07-26
CYBERONICS INC
filed 2013-08-23
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 26, 2013 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes    ☑No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2013
Common Stock $0.01 par value	27,340,199

Index

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “the Company,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L., Cyberonics Latam, S.R.L.).

______________

Index

PART I.  FINANCIAL INFORMATION

C
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Net sales	$68,872,357	$60,321,172
Cost of sales	6,544,033	5,011,177
Gross profit	62,328,324	55,309,995
Operating expenses:
Selling, general and administrative	29,306,271	28,323,316
Research and development	11,975,165	9,719,303
Litigation settlement	7,442,847	-
Total operating expenses	48,724,283	38,042,619
Income from operations	13,604,041	17,267,376
Interest income (expense), net	43,415	(21,705)
Impairment of investment	-	(4,058,768)
Other income (expense), net	(130,691)	67,348
Income before income taxes	13,516,765	13,254,251
Income tax expense	4,842,839	5,179,218
Net income	$8,673,926	$8,075,033
Basic income per share	$0.32	$0.29
Diluted income per share	$0.31	$0.29
Shares used in computing basic income per share	27,513,191	27,493,419
Shares used in computing diluted income per share	27,845,495	27,937,237

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Net income	$8,673,926	$8,075,033
Other comprehensive income (loss):
Foreign currency translation adjustment	8,452	(679,795)
Total other comprehensive income (loss)	8,452	(679,795)
Total comprehensive income	$8,682,378	$7,395,238

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 26, 2013	April 26, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106,321,835	$120,708,572
Restricted cash	409,313	99,573
Short-term Investments	24,990,389	15,000,000
Accounts receivable, net	39,927,966	39,450,113
Inventories	17,684,428	17,718,454
Deferred tax assets	10,579,525	10,297,991
Other current assets	3,755,320	4,083,640
Total Current Assets	203,668,776	207,358,343
Property, plant and equipment, net	33,093,311	28,555,742
Intangible assets, net	10,123,837	9,219,999
Long-term investments	10,588,202	10,588,202
Deferred tax assets	7,849,048	7,825,286
Other assets	475,591	495,738
Total Assets	$265,798,765	$264,043,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,444,387	$8,025,512
Accrued liabilities	14,343,322	20,999,966
Litigation settlement accrual	7,111,090	-
Total Current Liabilities	26,898,799	29,025,478
Long-term liabilities	4,256,706	5,449,604
Total Liabilities	31,155,505	34,475,082
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 31,517,018 shares issued and 27,452,567 shares outstanding at July 26, 2013 and 31,288,540 shares issued and 27,472,854 shares outstanding at April 26, 2013	315,170	312,885
Additional paid-in capital	389,513,825	380,158,961
Treasury stock, 4,061,451 and 3,815,686 common shares at July 26, 2013 and April 27, 2013, respectively, at cost	(129,125,101)	(116,160,606)
Accumulated other comprehensive income	176,429	167,977
Accumulated deficit	(26,237,063)	(34,910,989)
Total Stockholders’ Equity	234,643,260	229,568,228
Total Liabilities and Stockholders’ Equity	$265,798,765	$264,043,310

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Cash Flows From Operating Activities:
Net income	$8,673,926	$8,075,033
Non-cash items included in net income:
Depreciation	1,010,839	924,637
Amortization of intangible assets	346,162	198,471
Stock-based compensation	3,153,499	4,406,533
Deferred income taxes	(483,988)	4,112,304
Deferred license revenue amortization	(1,467,869)	(373,492)
Impairment of investment	-	4,058,768
Unrealized loss in foreign currency transactions and other	(13,497)	152,980
Changes in operating assets and liabilities:
Accounts receivable, net	(366,782)	(2,801,911)
Inventories	149,041	(136,270)
Other current assets	376,748	996,345
Other assets	47,705	4,846
Litigation settlement accrual	7,111,090	-
Accounts payable and accrued liabilities other than litigation	(9,049,218)	(4,686,429)
Net cash provided by operating activities	9,487,656	14,931,815
Cash Flow From Investing Activities:
Increase in restricted cash	(309,740)	-
Purchase of short-term investments	(14,990,389)	-
Maturities of short-term investments	5,000,000	-
Purchases of property, plant and equipment	(5,533,847)	(1,165,358)
Intangible asset purchases	(1,250,000)	(2,500,000)
Net cash used in investing activities	(17,083,976)	(3,665,358)
Cash Flows From Financing Activities:
Purchase of treasury stock	(12,964,495)	(11,964,983)
Proceeds from exercise of options for common stock	2,613,639	6,179,777
Cash settlement of share-based compensation plan share units	(936,115)	-
Realized excess tax benefits - stock-based compensation	4,474,196	400,311
Net cash used in financing activities	(6,812,775)	(5,384,895)
Effect of exchange rate changes on cash and cash equivalents	22,358	(243,814)
Net increase (decrease) in cash and cash equivalents	(14,386,737)	5,637,748
Cash and cash equivalents at beginning of period	120,708,572	96,654,275
Cash and cash equivalents at end of period	$106,321,835	$102,292,023

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$-	$27,495
Cash paid for income taxes	$266,322	$361,983
Supplementary Disclosures of Non-Cash Investing Activities:
Cash (non-cash) purchases of plant and equipment through accounts payable and accrued liabilities	$290,703	$(191,180)

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended July 26, 2013

Note 1. Basis of Presentation and Use of Accounting Estimates

The accompanying unaudited condensed consolidated financial statements of Cyberonics, Inc. and its consolidated subsidiaries (collectively “Cyberonics”), at July 26, 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements of Cyberonics at April 26, 2013 have been prepared from audited financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 26, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2014. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended April 26, 2013 (“2013 Form 10-K”).

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

The fiscal years 2014 and 2013 will end or ended on April 25, 2014 and April 26, 2013, respectively.

Note 2.  Accounts receivable and allowance for bad debt

Accounts receivable, net consisted of the following:

	July 26, 2013	April 26, 2013
Accounts receivable	$40,702,937	$39,998,483
Allowance for bad debt	(774,971)	(548,370)
	$39,927,966	$39,450,113

Note 3.  Inventories

Inventories consisted of the following:

	July 26, 2013	April 26, 2013
Raw materials	$7,110,648	$7,267,437
Work-in-process	4,723,150	4,813,227
Finished goods	5,850,630	5,637,790
	$17,684,428	$17,718,454

Index

Note 4.  Property, Plant and Equipment

Property plant & equipment consisted of the following:

	July 26, 2013	April 26, 2013
Land	$1,643,813	$1,128,813
Building and building improvements	17,315,547	16,646,446
Equipment, furniture and fixtures	33,899,825	33,104,334
Leasehold improvements	1,411,672	1,316,088
Capital investment in process	10,072,622	6,627,930
	64,343,479	58,823,611
Accumulated depreciation	(31,250,168)	(30,267,869)
	$33,093,311	$28,555,742

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	For the Thirteen Weeks Ended July 26, 2013
	Developed Technology Rights (1)	Other Intangible Assets (2)	Total
Beginning balance - gross carrying amount	$10,370,000	$993,000	$11,363,000
Acquisitions	1,250,000	-	1,250,000
Impairments	(90,000)	-	(90,000)
Ending balance - gross carrying amount	11,530,000	993,000	12,523,000
Accumulated amortization	(2,316,463)	(82,700)	(2,399,163)
Net	$9,213,537	$910,300	$10,123,837

	For the Thirteen Weeks Ended July 27, 2012
	Developed Technology Rights (1)	Other Intangible Assets	Total
Beginning balance - gross carrying amount	$5,660,000	$125,000	$5,785,000
Acquisitions	2,500,000	-	2,500,000
Ending balance - gross carrying amount	8,160,000	125,000	8,285,000
Accumulated amortization	(1,454,796)	(19,063)	(1,473,859)
Net	$6,705,204	$105,937	$6,811,141

(1)

Developed Technology Rights include acquired patents, licenses and know-how. These assets have finite lives and relate primarily to seizure detection algorithms, wireless communication technology, rechargeable battery technology and an implantable lead with MRI compatibility.

(2)	Other Intangible Assets primarily consists of acquired clinical databases.

The weighted average amortization period in years for our intangible assets at July 26, 2013:

Developed Technology Rights	12
Other Intangible Assets	7

Aggregate intangible asset amortization was $346,162 and $198,471for the thirteen weeks ended July 26, 2013 and July 27, 1012, respectively, which was reported in research and development expense in the condensed consolidated statements of net income.

Index

The estimated future amortization expense based on our finite-lived intangible assets at July 26, 2013:

For the remaining periods in fiscal year 2014	$874,025
Fiscal year 2015	1,165,367
Fiscal year 2016 (53 week year)	1,187,778
Fiscal year 2017	1,165,367
Fiscal year 2018	1,153,893

Note 6. Investments

Short-Term Investments:

Our short-term investments are carried at cost, which approximates fair value. Our investments include certificates of deposit with large U.S. and international banks and commercial paper with maturities, at purchase, ranging from 6 to 12 months.

Long-Term Investments:

Detail of long-term investments:

	July 26, 2013	April 26, 2013
ImThera Medical, Inc. - convertible preferred shares (1)	$8,000,002	$8,000,002
Cerbomed GmbH - convertible preferred shares (2)	2,588,200	2,588,200
Carrying amount – long-term investments	$10,588,202	$10,588,202

(1)

ImThera Medical, Inc. (“ImThera”) is a privately-held company focused on developing a neurostimulation device system for the treatment of obstructive sleep apnea. See “Note 14. Fair Value Measurements” for further details regarding this investment. This investment provides us with less than 20% ownership without significant influence over the entity involved. We are contractually committed to purchase one additional tranche of convertible preferred stock of $4.0 million contingent on ImThera attaining certain performance goals.

(2)

Cerbomed GmbH (“Cerbomed”) is a privately-held German company focused on developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. This investment provides us with less than 20% ownership and no significant influence over the entity involved. See “Note 14. Fair Value Measurements” for further details regarding this investment.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	July 26, 2013	April 26, 2013
Payroll and other compensation	$9,540,854	$16,869,112
Income tax and other tax accruals	1,479,502	550,697
Clinical study costs	1,274,526	1,040,772
Other accrued liabilities	2,048,440	2,539,385
	$14,343,322	$20,999,966

Index

Note 8.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	July 26, 2013	April 26, 2013
Liability for uncertain tax benefits	$3,706,049	$3,599,787
Clinical studies and other	550,657	381,948
Deferred license revenue	-	1,467,869
	$4,256,706	$5,449,604

Note 9.  Commitments and Contingencies

Litigation.

In April 2012, we filed a complaint in the United States District Court for the Southern District of Texas (12-cv-1118) against Dr. Jacob Zabara in response to a letter from Dr. Zabara alleging that he was entitled to royalties on products that incorporate his patents licensed to us under a 1988 license agreement, even if the patents had expired. The complaint sought a declaratory judgment that Dr. Zabara was not entitled to royalties for expired patents and not entitled to royalties at all unless our device includes an invention claimed in an unexpired, licensed patent. Dr. Zabara answered the complaint and filed counterclaims seeking a declaratory judgment that he was entitled to an ongoing royalty, that we breached the license agreement by failing to pay at least a minimum royalty and by failing to pay a royalty on its tunneling tool, and that we failed to use our “best efforts to develop and market a Product or Products” as required by the license agreement.

On May 3, 2013, the district court ruled (i) that we breached the license agreement by failing to pay the $9,000-per-quarter minimum royalty since July 2011, (ii) that the license agreement required us to use our “best efforts to develop and market a Product or Products” regarding each of the licensed patents, and (iii) that a trial would be required to determine whether we used our “best efforts” as required by the license agreement.

Dr. Zabara claimed to be entitled to damages of approximately $613,000 for unpaid royalties on the tunneling tool and damages of at least $200 million for royalties he claims would have been earned had we used our “best efforts to develop and market a Product or Products” for the licensed patents not embodied in our epilepsy products.

On July 30, 2013, we executed a letter agreement with Dr. Zabara by which we agreed to settle all claims in the pending lawsuit.  The principal terms of settlement include (i) a payment by us of $6.25 million to Dr. Zabara; (ii) the provision of 200 VNS Therapy Systems to Dr. Zabara for research purposes; (iii) termination of the 1988 license agreement and all prior consulting agreements, subject to continuation of an existing sublicense and a non-exclusive, royalty-bearing license to us for future-developed products, if any, covered by Dr. Zabara’s patents; and (iv) mutual releases.  Pursuant to the letter agreement, we and Dr. Zabara will execute final settlement papers.  On July 31, 2013, the district court dismissed the case without prejudice, subject to its reinstatement within 30 days if the settlement is not completely documented, and ordered that the case will be dismissed with prejudice in 30 days, unless a party sooner moves for reinstatement or extension of the conditional dismissal period.  We have incurred and recorded a charge of approximately $7.4 million to account for this settlement, including approximately $0.7 million in associated legal fees, during the thirteen weeks ended July 26, 2013.

We are named as a defendant in lawsuits from time to time arising in the ordinary course of business. The outcome of such lawsuits or other proceedings cannot be predicted with certainty and may have a material adverse effect on our consolidated financial position or net income.

Clinical Study Agreements.

We have agreements associated with clinical studies and registries in connection with which we expect to spend approximately $1.6 million over the next two years.

Investment Agreements.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. related primarily to cardiac-based seizure detection patents. We agreed to future cancellable minimum or milestone-based fees for intellectual property licensing and consulting and royalty fees. We expect future expenditures of approximately $3.6 million through fiscal year 2019 under our agreement with Flint Hills.

Index

In October 2011, we entered into an investment agreement with ImThera, a private company developing a neurostimulation medical device for the treatment of obstructive sleep apnea. We agreed to future milestone-based investments and expect a future investment of $4.0 million prior to the current year end.

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc., for the integration of MRI-compatibility with our leads. We agreed to future milestone-based payments and royalties and expect future expenditures of $1.3 million through fiscal year 2019.

In September 2012, we entered into an equity investment agreement and marketing arrangement with Cerbomed GmbH, a privately-held, development-stage company working on a transcutaneous (non-invasive) vagus nerve stimulation device for the treatment of epilepsy. This agreement includes future optional milestone-based investments of €3.5 million or approximately $4.7 million.

Lease Agreements.

We lease the following facilities and equipment with non-cancellable leases, accounted for as operating leases: (i) a storage and distribution facility in Austin, Texas, (ii) administrative and sales offices in Brussels, Belgium, elsewhere in Europe and the U.S., (iii) sales offices in Beijing, China and Hong Kong, and (iv) transportation and office equipment.

Note 10.  Stock-Based Incentive Plans

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Cost of goods sold	$98,476	$188,885
Selling, general and administrative	2,249,166	2,778,942
Research and development	805,857	1,438,706
Total stock-based compensation expense	3,153,499	4,406,533
Income tax benefit, related to awards, recognized in the consolidated statements of income	765,238	670,965
Total expense, net of income tax benefit	$2,388,261	$3,735,568

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Service-based stock option awards	$970,018	$875,218
Service-based restricted and restricted stock unit awards	1,486,595	1,975,803
Performance-based restricted stock and restricted stock unit awards	696,886	1,555,512
Total stock-based compensation expense	$3,153,499	$4,406,533

Index

Stock Option Valuation Assumptions

We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. The following table lists the assumptions we utilized as inputs to the Black-Scholes model:

Stock Option Activity

The following tables detail the activity for stock option awards:

	For the Thirteen Weeks Ended July 26, 2013
Options	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 26, 2013	1,161,427	$27.67
Granted	241,805	51.90
Exercised	(118,457)	21.55
Forfeited	(2,970)	39.68
Expired	-	-
Outstanding — at July 26, 2013	1,281,805	32.78	6.93	$25,944,726
Fully vested and exercisable — end of quarter	665,515	24.56	5.05	19,048,351
Fully vested and expected to vest — end of quarter (2)	1,235,814	32.38	6.85	25,514,147

(1)

The aggregate intrinsic value of options at quarter end is based on the difference between the fair market value of the underlying stock at July 26, 2013, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Factors in expected forfeitures.

Restricted Stock and Restricted Stock Units Awards

The following tables detail the activity for service-based restricted stock and restricted stock unit awards:

	For the Thirteen Weeks Ended July 26, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	367,734	$31.61
Granted	109,937	51.90
Vested	(101,087)	24.80
Forfeited	(1,269)	40.45
Non-vested shares at July 26, 2013	375,315	39.35

Index

The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	For the Thirteen Weeks Ended July 26, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	396,161	$25.54
Granted	-	-
Vested	(62,520)	27.13
Forfeited	-	-
Non-vested shares at July 26, 2013	333,641	25.24

Note 11.  Income Taxes

Our effective tax rate for the quarter ended July 26, 2013 was 35.8%, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and permanent differences. Our effective tax rate for the quarter ended July 27, 2012 was 39.1%, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and permanent differences. The 3.3% reduction in the tax rate between the two quarters is primarily due to the Texas R&D tax credit which was enacted during the thirteen weeks ended July 26, 2013 and applies to our tax year ended April 26, 2013 and subsequent years. The rate reduction is also due to the domestic manufacturing tax deduction under Internal Revenue Code Section 199, which became available to us during quarter ended July 26, 2013 because we expect to report federal taxable income after utilization of net operating loss carryforwards for fiscal year 2014.

Note 12.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Numerator:
Net income	$8,673,926	$8,075,033

Denominator:
Basic weighted average shares outstanding	27,513,191	27,493,419
Add effects of stock options	332,304	443,818
Diluted weighted average shares outstanding	27,845,495	27,937,237
Basic income per share	$0.32	$0.29
Diluted income per share	$0.31	$0.29

Index

Anti-dilutive securities excluded from the computation of earnings per share:

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Stock options (1)	58,658	163,776
Restricted stock units (2)	-	57,341
Warrants (3)	-	3,012,050

(1)	Outstanding options to purchase common shares that are excluded from the computation of earnings per share because to include them would have been anti-dilutive.
(2)

Restricted stock units that were non-participatory and were contingently issuable based on performance for all or part of the period were excluded from the basic earnings per share and included in dilutive earnings per share.

(3)

In conjunction with our Convertible Notes issuance in September 2005, we sold common stock warrants at an exercise price of $50.00 per share. The warrants were anti-dilutive for the thirteen weeks ended July 27, 2012 because the exercise price of the warrants exceeded the average market price during this period. The warrants were settled during the quarter ended January 25, 2013.

Note 13. Derivatives

Foreign Currency Exposure

Because we operate in a number of international markets, we are exposed to the impact of foreign currency exchange rate (“FX”) movements on earnings, particularly with respect to the U.S. dollar versus the euro. Our aggregate FX losses for the thirteen weeks ended April 26, 2013 was $130,695, and our FX gains for the thirteen weeks ended April 27, 2012 was $67,348. At times, we may enter into foreign currency forward contracts to partially offset our foreign currency exchange gains and losses; however, we did not entered into a foreign currency derivative during the thirteen weeks ended July 26, 2013 or July 27, 2012.

Note 14. Fair Value Measurements

Fair value is defined as the exit price or the amount that we would receive upon selling our assets in an orderly transaction to a  market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

Ÿ	Level 1	– Inputs are quoted prices in active markets for identical assets.
Ÿ	Level 2

– Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

Ÿ	Level 3	– Inputs are unobservable inputs for the asset.

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

We have had no assets and liabilities measured at fair value on a recurring basis at July 26, 2013 or at April 26, 2013.

Index

Investment in Convertible Debt Security

We invested in a convertible debt security issued by NeuroVista Corporation (“NeuroVista”) on August 20, 2010. NeuroVista is a privately-held company that was focused on the development of an implantable device intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. We considered this security an ‘available-for-sale’ debt security measured at fair value on a recurring basis using Level 3 inputs, as this investment was in a privately-held entity without quoted market prices. During the quarter ended July 27, 2012, we determined that we were unlikely to receive the return of our principal and accrued interest and performed a fair value analysis of the assets we expected to receive in foreclosure. We estimated the fair value of the debt instrument at $1,450,000, with the resulting impairment loss of $4,058,768 reported as other-than-temporary and separately stated in the consolidated statement of income. During the quarter ended October 26, 2012, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and in February 2013, we conducted a foreclosure sale of the assets subject to our security interest and took possession of the company’s tangible and intangible assets, which resulted in no further gain or loss on the settlement of the debt security.

The following table provides a reconciliation of the beginning and ending balance of the NeuroVista debt instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Beginning Balance	$-	$5,508,768
Net purchases / (settlements)	-	-
Transfers in/(out) of Level 3	-	-
Other-than-temporary impairment included in net income	-	(4,058,768)
Ending Balance	$-	$1,450,000

Investment in Equity Security

Our investment in equity consists of two investments in convertible preferred stock of privately-held companies which we carry at cost; see “Note 6. Investments”.  We do not mark-to-market these investments. Each reporting period we review all available information related to this investee to identify any significant adverse effect on the fair value of our investments. If we identify events or changes in circumstances that indicate a decrease in value of this investment that is other than temporary, we would recognize the loss. The inputs to our fair value measurements are considered Level 3 in the fair value hierarchy.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

Ÿ	changes in our common stock price;
Ÿ	changes in our profitability;
Ÿ	regulatory activities and announcements;
Ÿ	effectiveness of our internal controls over financial reporting;
Ÿ	fluctuations in future quarterly operating results;
Ÿ

failure to comply with, or changes in laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations;

Ÿ	failure to expand or maintain market acceptance or reimbursement for the use of VNS Therapy or any component which comprises the VNS Therapy® System for the treatment of epilepsy and depression;
Ÿ

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

Ÿ	failure to maintain the current regulatory approvals for our epilepsy and depression indications;
Ÿ	failure to obtain insurance coverage and reimbursement for our depression indication;
Ÿ	failure to develop VNS Therapy for the treatment of indications other than epilepsy and depression;
Ÿ	unfavorable results from clinical studies;
Ÿ	variations in sales and operating expenses relative to estimates;
Ÿ	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;
Ÿ	product liability-related losses and costs;
Ÿ	protection, expiration and validity of our intellectual property;
Ÿ	changes in technology, including the development of superior or alternative technology or devices by competitors;
Ÿ	failure to comply with applicable laws and regulations, including federal and state privacy and security laws and regulations;
Ÿ	international operational and economic risks and concerns;
Ÿ	failure to attract or retain key personnel;
Ÿ	losses or costs from pending or future lawsuits and governmental investigations;
Ÿ	changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
Ÿ	changes in customer spending patterns;
Ÿ	continued volatility in the global market and worldwide economic conditions; and
Ÿ	changes in tax laws or exposure to additional income tax liabilities.

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 26, 2013 (“2013 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen weeks ended July 26, 2013 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2013 Form 10-K.

Business Overview

We are a medical device company, incorporated in 1987, engaged in the design, development, sales and marketing of an implantable medical device, the VNS Therapy® System, that provides neuromodulation therapy for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are also investigating neuromodulation therapy for other indications, including chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System includes the following:

Ÿ	an implantable pulse generator to provide appropriate stimulation to the vagus nerve;
Ÿ	a lead that connects the pulse generator to the vagus nerve;
Ÿ	a surgical instrument to assist with the implant procedure;
Ÿ	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
Ÿ	instruction manuals; and
Ÿ	magnets to suspend or induce stimulation manually.

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

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”). Our ability to successfully expand the commercialization of the VNS Therapy System depends on maintaining regulatory approval and favorable insurance coverage. This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy.

In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage with respect to reimbursement of VNS Therapy for patients with TRD, significantly limiting access to this therapeutic option for many patients.  Following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets.  As a result of new clinical evidence, including the completion of a post-approval dosing study and publication in four peer-reviewed journals, we submitted a formal request to CMS for reconsideration of its determination and requested coverage for VNS Therapy for TRD for a sub-population of Medicare beneficiaries that is estimated to represent approximately 0.2% of CMS’s patient population.  CMS declined our request for reconsideration on May 28, 2013.

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. In November 2012, CMS announced calendar year 2013 final Ambulatory Payment Classification (APC) reimbursement rates, which were increased over the calendar year 2012 rates by 5.7% for full systems and 7.9% for generator-only replacements.  For calendar year 2014, CMS has proposed a new hospital outpatient rule that creates “comprehensive” APCs for our products.  The new comprehensive APCs are designed to package reimbursement for all items incurred within a period of up to 30 days into a single payment.  This means that costs associated with services having nothing to do with our device-related procedures may be reimbursed from our comprehensive APCs.  In July 2013, CMS announced calendar year 2014 proposed rates for our new comprehensive APCs.  The proposed comprehensive APC rates are increased as compared to the calendar year 2013 APC final rates by 5% for full systems and 29% for generator-only replacements.  We believe that the proposed comprehensive APC for generator-only replacements will also include full-system replacements, but we continue to analyze the proposed comprehensive APCs to determine how they differ from the calendar year 2013 APCs.

Any decrease in reimbursement rates or change in reimbursement methodology by CMS, including the proposed new comprehensive APCs, could have an adverse impact on our business and our future operating results.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac-based seizure detection, rechargeable battery technology, and wireless communication technology and the integration of magnetic resonance imaging (“MRI”) compatibility with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure. We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts or to build clinical evidence for VNS Therapy. A description and the status of these studies may be found at www.clinicaltrials.gov.

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

We periodically evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and investment agreements that may involve substantial future payments; see “Note 9. Commitments and Contingencies – Investment Agreements” in our condensed consolidated financial statements for additional information.

Significant Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013 (“2013 Annual Report on Form 10-K”).

Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in such financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to sales return reserves, amortization periods for and impairment of intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported value of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Index

Deferred Licensing Revenue

Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retained the responsibility to prosecute the licensed patent applications and estimated that our obligation would be satisfied during the quarter ended April 27, 2014. However, during the quarter ended July 26, 2013, our obligations under the contract ended,  and we amortized the remaining balance of our deferred revenue resulting in recognition of licensing revenue in the consolidated statement of income of $1.5 million for the thirteen weeks ended July 26, 2013, as compared to $0.4 million for the thirteen weeks ended July 27, 2012.

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues. Product shipped to destinations outside the U.S. is classified as “International” sales, (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012	% Change
U.S.	$56,358	$50,884	10.8%
International	11,046	9,064	21.9%
Total net product sales	$67,404	$59,948	12.4%

Unit Sales (1)
U.S.	2,455	2,311	6.2%
International	899	745	20.7%
Total unit sales	3,354	3,056	9.8%

Licensing Revenue	$1,468	$373	293.6%

(1) Sales volume increases are based on unit sales, which are the number of generators sold.

U.S. net product sales for the thirteen weeks ended July 26, 2013 increased by $5.5 million, or 10.8%, as compared to the thirteen weeks ended July 27, 2012, due to a sales volume of 6.2% and increased average selling prices of 4.6%. The average selling price increased due to continued market penetration of our higher-priced AspireHC™ generator and price increase effective January 1, 2013.

International net product sales for the thirteen weeks ended July 26, 2013 increased by $2.0 million, or 21.9%, as compared to the thirteen weeks ended July 27, 2012, due primarily to increased sales volume of 20.7% and a higher average selling price of 1.2%. Sales volume increased due to higher sales in almost all international markets. The average selling price increased slightly due to higher market penetration of our higher-priced AspireHC in certain countries. We experienced a favorable foreign currency impact of $0.1 million. On a constant currency basis, international sales increased by 20.2%.

Licensing revenues for the thirteen weeks ended July 26, 2013 increased by $1.1 million as compared to the thirteen weeks ended July 27, 2012, due to the amortization of the remaining balance of deferred revenue. In December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million. Due to our obligations under the agreement we recorded the up-front payment as deferred revenue and have been amortizing the balance at approximately $0.4 million per quarter. However, during the quarter ended July 26, 2013, our obligations under the contract ended and we amortized the remaining balance.

Index

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012
Cost of sales	9.5%	8.3%
Selling, general and administrative	42.6%	47.0%
Research and development	17.4%	16.1%
Litigation settlement	10.8%	0.0%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead and the acquisition cost of raw materials and components and the new medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended July 26, 2013 increased by 1.2 percentage points to 9.5% when compared to the quarter ended July 27, 2012. This increase was primarily due to the 2.3% MDET on medical devices sold domestically that added $0.9 million to cost of sales for the quarter ended July 26, 2013 as compared to the quarter ended July 27, 2012.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks ended July 26, 2013 decreased as a percentage of net sales by 4.4 percentage points to 42.6% as compared to the thirteen weeks ended July 27, 2012. This decrease is due primarily to more efficient use of our sales and marketing expenditures and a reduction in cash-based and share-based compensation.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expense increased 1.3 percentage points to 17.4% as a percentage of sales for the thirteen weeks ended July 26, 2013, as compared to the thirteen weeks ended July 27, 2012. R&D spending increased primarily due to an increase in our product development and clinical study efforts with respect to the AspireSR™ generator, the ProGuardian™ event monitoring system, rechargeable battery and wireless communication technology and the treatment of chronic heart failure with Autonomic Regulation Therapy.

Litigation Settlement

We executed a letter agreement with Dr. Zabara settling a dispute regarding our 1988 patent license agreement,  resulting in a $7.4 million charge, before a tax benefit of $2.7 million, recorded in our consolidated statement of income for the quarter ended July 26, 2013. For a description of this matter, see “Note 9. Commitments and Contingencies – Litigation” in the notes to our condensed consolidated financial statements.

Impairment of Investment

During the quarter ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista, a privately-held, development-stage medical device company, was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million.

Other Income (Expense), Net

Other income (expense), net consisted of foreign currency transaction gains and losses. For the thirteen weeks ended July 26, 2013, our FX transaction losses were $131,000, as compared to FX transaction gains of $67,000 for the thirteen weeks July 27, 2012. We operate in a number of international markets and are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro.

Index

Income Taxes

Our effective tax rates were 35.8% and 39.1% for the thirteen weeks ended July 26, 2013 and July 27, 2012, respectively. The rates were primarily due to our federal income tax rate of 35%, plus state and foreign income taxes and permanent differences.  The 3.3% reduction in the tax rate between the two quarters is primarily due to the Texas R&D tax credit, which was enacted during the thirteen weeks ended July 26, 2013 and applies to our tax year ended April 26, 2013 and subsequent years. The rate reduction is also due to the domestic manufacturing tax deduction under Internal Revenue Code Section 199, which became available to us during the quarter ended July 26, 2013, because we expect to report federal taxable income after utilization of net operating loss carryforwards for fiscal year 2014. As of the quarter ended July 26, 2013, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. These earnings, while not material to our consolidated statements of income, are intended to be permanently reinvested outside the United States.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions.  Our European subsidiary, Cyberonics Europe BVBA, is currently under examination by the Belgium tax authority with respect to transfer pricing. We are unable to assess the impact the examination may have on our consolidated financial statements, at this time. The Belgium tax losses of Cyberonics, BVBA are subject to a full valuation allowance.

Liquidity and Capital Resources

Cash, Cash Equivalents

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 26, 2013 and July 27, 2012 was as follows (in thousands):

	For the Thirteen Weeks Ended
	July 26, 2013	July 27, 2012	Change
Operating activities	$9,488	$14,932	$(5,444)
Investing activities	(17,084)	(3,665)	(13,419)
Financing activities	(6,813)	(5,385)	(1,428)
Effect of exchange rate changes on cash and cash equivalents	22	(244)	266
Net increase (decrease)	$(14,387)	$5,638	$(20,025)

Operating Activities

Cash provided by operating activities during the thirteen weeks ended July  26, 2013 was $9.5  million and was primarily due to net income of $8.7 million, plus non-cash income and expense items of $2.5 million, offset by cash used in operating assets and liabilities of $1.7 million. Non-cash item expense items consisted primarily of stock-based compensation expense of $3.2 million and depreciation of $1.0 million. Non-cash income consisted of the amortization of the remaining balance of deferred license revenue of $1.5 million. Cash used for operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $9.2 million due to reduced compensation accruals based on timing of payments, offset by an increase in the accrued liability for the litigation settlement of $7.1 million. Refer to “Litigation Settlement” above.

Investing Activities

Cash used in investing activities during the thirteen weeks ended July 26, 2013 was $17.1 million, which consisted primarily of net purchases of certificates of deposit of $5.0 million, purchases of commercial paper of $5.0 million, investment in land, plant and equipment of $5.5 million, and intangible asset purchases of $1.3 million focused on the integration of MRI compatibility with our leads and the development of a neurostimulation device with cardiac-based seizure detection capabilities.  Plant and equipment investment consisted of Houston facilities and equipment of $4.6 million and construction costs for our manufacturing facility in Costa Rica of $0.9 million. We expect to expend approximately $17 million for capital development during fiscal year 2014, including the Costa Rica project. The construction of the Costa Rica manufacturing facility is expected to be completed in fiscal year 2014 and operational in fiscal year 2015.

Index

Financing Activities

Cash used in financing activities during the thirteen weeks ended July 26, 2013 was $6.8 million primarily due to purchases of treasury stock of $13.0 million offset by proceeds from the exercise of stock options of $2.6 million and excess tax benefits from exercises of stock options and restricted stock of $4.5 million. Our Board of Directors authorizes purchases of our common stock on the open market, and the volume and timing of such purchases depend on market conditions and other factors. During the thirteen weeks ended July 26, 2013, we repurchased shares of our stock on the open market at a cost of $10.7 million and from our employees for withholding tax obligations on the vesting of restricted stock at a cost of $2.3 million.

Liquidity

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities for the next 12 months. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” previously.

Contractual Obligations and Commitments

A summary of contractual obligations as of July 26, 2013 are as follows:

Contractual obligations related to off-balance sheet arrangements:	Less Than One Year	One to Three Years	Four to Five Years	Over Five Years	Total Contractual Obligations
Operating leases (1)	$1,612,326	$2,542,711	$825,633	$755,234	$5,735,904
Inventory purchases (2)	2,361,377	-	-	-	2,361,377
Clinical studies and patient registries	1,474,688	123,580	-	-	1,598,268
Investments (3)	5,188,221	1,430,928	2,500,000	750,000	9,869,149
Other (4)	545,877	-	-	-	545,877
Total (5)	$11,182,489	$4,097,219	$3,325,633	$1,505,234	$20,110,575

(1)

Reflects operating lease obligations related to facilities, office equipment and automobiles. The lease obligations do not reflect rent collected from the tenants in our headquarters building. These rents currently amount to approximately $351,000 per year.

(2)

Reflects certain of our inventory purchase commitments that are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)

Reflects expected contractual future payments to our license and technology collaborative partners for intangible assets, expected purchases of convertible preferred shares of ImThera Medical Inc. and likely-to-be-achieved, milestone-driven commitments for additional investments in our cost-method equity investments.

(4)

Reflects expected future payments in connection with: (i) an information technology service agreement, (ii) sales, marketing and training events and (iii) our Costa Rica manufacturing facility land purchase and construction contract.

(5)	The table above does not reflect the unrecognized tax benefits of $6.1 million due to our inability to make a reasonably reliable estimate of the timing of any payments.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates and concentration of credit that could adversely affect our condensed consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in our Annual Report on Form 10-K for the year ended April 26, 2013 in Part II, Item 7A. There have been no material changes from the information provided therein.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 26, 2013.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended July 26, 2013, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Any material legal proceedings are discussed in “Note 9. Commitments and Contingencies - Litigation” in the Notes to Condensed Consolidated Financial Statements and are incorporated herein by reference.  Since it is not possible to predict the outcome of certain legal proceedings discussed in Note 9, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows.

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

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2013 Form 10-K. There has been no material change in the risk factors set forth in our 2013 Form 10-K.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
April 27 – May 31, 2013	-	$-	-	945,000
June 1 – June 28, 2013	106,265	51.6893	62,500	882,500
June 29 - July 26, 2013	142,500	52.4332	142,500	740,000
Totals	248,765	52.1154	205,000

(1)

Total number of shares purchased includes shares purchases as part of a publicly announced plan and shares purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.

(2)	Shares are purchased at market price.
(3)	On January 26, 2013, the Board of Directors authorized a program to repurchase up to 1.0 million shares.

Index

ITEM 6.   EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 23, 2013

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