Form 10-Q
period 2013-10-25
CYBERONICS INC
filed 2013-11-21
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 25, 2013 or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2013
Common Stock $0.01 par value	26,980,307

Index

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “the Company,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L., Cyberonics Latam, S.R.L.).

______________

Index

PART I.  FINANCIAL INFORMATION

C
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Net sales	$70,101,119	$62,955,645	$138,973,476	$123,276,816
Cost of sales	6,926,106	5,169,804	13,470,139	10,180,981
Gross profit	63,175,013	57,785,841	125,503,337	113,095,835
Operating expenses:
Selling, general and administrative	29,633,925	27,569,480	58,940,195	55,892,796
Research and development	11,653,450	10,042,416	23,628,615	19,761,719
Litigation settlement	-	-	7,442,847	-
Total operating expenses	41,287,375	37,611,896	90,011,657	75,654,515
Income from operations	21,887,638	20,173,945	35,491,680	37,441,320
Interest income (expense), net	45,508	(47,562)	88,923	(69,268)
Impairment of investment	-	-	-	(4,058,768)
Gain on warrants' liability	-	1,327,686	-	1,327,686
Other expense, net	(40,782)	(125,243)	(171,473)	(57,895)
Income before income taxes	21,892,364	21,328,826	35,409,130	34,583,075
Income tax expense	8,003,902	7,761,922	12,846,742	12,941,138
Net income	$13,888,462	$13,566,904	$22,562,388	$21,641,937
Basic income per share	$0.51	$0.49	$0.82	$0.78
Diluted income per share	$0.50	$0.48	$0.81	$0.77
Shares used in computing basic
income per share	27,274,172	27,649,103	27,393,680	27,571,261
Shares used in computing diluted
income per share	27,579,007	28,063,199	27,713,954	27,995,630

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Net income	$13,888,462	$13,566,904	$22,562,388	$21,641,937
Other comprehensive income (loss):
Foreign currency translation adjustment	428,928	391,608	437,381	(288,187)
Total other comprehensive income (loss)	428,928	391,608	437,381	(288,187)
Total comprehensive income	$14,317,390	$13,958,512	$22,999,769	$21,353,750

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 25, 2013	April 26, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$97,736,577	$120,708,572
Short-term Investments	24,990,389	15,000,000
Accounts receivable, net	42,250,118	39,450,113
Inventories	18,088,317	17,718,454
Deferred tax assets	11,459,597	10,297,991
Other current assets	4,247,646	4,183,213
Total Current Assets	198,772,644	207,358,343
Property, plant and equipment, net	35,612,591	28,555,742
Intangible assets, net	12,092,002	9,219,999
Long-term investments	10,588,202	10,588,202
Deferred tax assets	8,023,091	7,825,286
Other assets	594,074	495,738
Total Assets	$265,682,604	$264,043,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,558,898	$8,025,512
Accrued liabilities	18,528,137	20,999,966
Total Current Liabilities	25,087,035	29,025,478
Long-term liabilities	4,596,850	5,449,604
Total Liabilities	29,683,885	34,475,082
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 31,632,362 shares issued and 27,087,807 shares outstanding at October 25, 2013 and 31,288,540 shares issued and 27,472,854 shares outstanding at April 26, 2013	316,324	312,885
Additional paid-in capital	401,824,608	380,158,961
Treasury stock, 4,544,555 and 3,815,686 common shares at October 25, 2013 and April 26, 2013, respectively, at cost	(154,398,970)	(116,160,606)
Accumulated other comprehensive income	605,358	167,977
Accumulated deficit	(12,348,601)	(34,910,989)
Total Stockholders’ Equity	235,998,719	229,568,228
Total Liabilities and Stockholders’ Equity	$265,682,604	$264,043,310

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012
Cash Flows From Operating Activities:
Net income	$22,562,388	$21,641,937
Non-cash items included in net income:
Depreciation	2,039,632	1,901,737
Amortization of intangible assets	666,997	415,850
Stock-based compensation	5,749,368	6,846,188
Deferred income taxes	(1,499,571)	11,279,443
Deferred license revenue amortization	(1,467,869)	(746,984)
Impairment of investment	-	4,058,768
Gain on warrants' liability	-	(1,327,686)
Unrealized (gain) loss in foreign currency transactions and other	(3,258)	136,713
Changes in operating assets and liabilities:
Accounts receivable, net	(2,369,854)	(7,660,128)
Inventories	(168,349)	(2,946,896)
Other current assets	21,665	1,686,282
Other assets	(64,358)	4,908
Accounts payable and accrued liabilities	(3,349,709)	(1,213,060)
Net cash provided by operating activities	22,117,082	34,077,072
Cash Flow From Investing Activities:
Purchase of short-term investments	(14,990,389)	-
Maturities of short-term investments	5,000,000	-
Purchases of property, plant and equipment	(9,050,473)	(4,086,775)
Intangible asset purchases	(3,539,000)	(2,500,000)
Investments in convertible preferred stock	-	(2,588,200)
Net cash used in investing activities	(22,579,862)	(9,174,975)
Cash Flows From Financing Activities:
Purchase of treasury stock	(38,238,364)	(12,384,771)
Proceeds from exercise of options for common stock	4,819,184	8,979,217
Cash settlement of share-based compensation plan share units	(936,115)	-
Realized excess tax benefits - stock-based compensation	11,767,442	526,625
Net cash used in financing activities	(22,587,853)	(2,878,929)
Effect of exchange rate changes on cash and cash equivalents	78,638	(179,084)
Net increase (decrease) in cash and cash equivalents	(22,971,995)	21,844,084
Cash and cash equivalents at beginning of period	120,708,572	96,654,275
Cash and cash equivalents at end of period	$97,736,577	$118,498,359

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$159	$56,755
Cash paid for income taxes	$3,187,893	$1,484,733
Supplementary Disclosures of Non-Cash Investing Activities:
Purchases of plant and equipment through accounts payable and accrued liabilities	$775,444	$(239,733)
Reclassification from common stock warrants to to warrants' liability	$-	$(3,649,637)
Reclassification from common stock warrants to additional paid-in-capital	$-	$(13,150,363)

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended October 25, 2013

Note 1. Basis of Presentation and Use of Accounting Estimates

The accompanying unaudited condensed consolidated financial statements of Cyberonics, Inc. and its consolidated subsidiaries (collectively “Cyberonics”) at October 25, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements of Cyberonics at April 26, 2013 have been prepared from audited financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended October 25, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2014. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013 (“2013 Form 10-K”).

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

The fiscal years 2014 and 2013 will end or ended on April 25, 2014 and April 26, 2013, respectively.

Note 2.  Accounts Receivable and Allowance for Bad Debt

Accounts receivable, net consisted of the following:

	October 25, 2013	April 26, 2013
Accounts receivable	$43,006,454	$39,998,483
Allowance for bad debt	(756,336)	(548,370)
	$42,250,118	$39,450,113

Note 3.  Inventories

Inventories consisted of the following:

	October 25, 2013	April 26, 2013
Raw materials	$7,855,245	$7,267,437
Work-in-process	4,056,915	4,813,227
Finished goods	6,176,157	5,637,790
	$18,088,317	$17,718,454

Index

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 25, 2013	April 26, 2013
Land	$1,643,813	$1,128,813
Building and building improvements	17,468,740	16,646,446
Equipment, furniture and fixtures	34,320,840	33,104,334
Leasehold improvements	1,426,983	1,316,088
Capital investment in process	12,593,872	6,627,930
	67,454,248	58,823,611
Accumulated depreciation	(31,841,657)	(30,267,869)
	$35,612,591	$28,555,742

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	October 25, 2013	April 26, 2013
Developed Technology Rights (1)	$13,664,000	$10,370,000
Other Intangible Assets (2)	1,148,000	993,000
	14,812,000	11,363,000
Accumulated amortization	(2,719,998)	(2,143,001)
Net	$12,092,002	$9,219,999

(1)

Developed Technology Rights include acquired patents, licenses and know-how. These assets have finite lives and relate primarily to seizure detection, wireless communication technology, rechargeable battery technology,  conditionally safe magnetic resonance (“MR”) technology for implantable leads and the physiologic treatment of obstructive sleep apnea.

(2)	Other Intangible Assets primarily consists of acquired clinical databases.

The weighted average amortization period in years for our intangible assets at October 25, 2013:

Developed Technology Rights	12
Other Intangible Assets	7

Aggregate intangible asset amortization was $666,997 and $415,850 for the twenty-six weeks ended October 25, 2013 and October 26,  2012, respectively, which was reported in research and development expense in the condensed consolidated statements of net income. During the thirteen weeks ended October 25, 2013, we acquired most of the assets of Apnex Medical, Inc., which had ceased operations, for $2.1 million. These assets pertain to the physiologic treatment of obstructive sleep apnea and were assigned primarily to Developed Technology Rights with an amortization period of nine years. During the thirteen weeks ended July 26, 2013, we acquired $1.0 million of intangible assets from Imricor Medical Systems, Inc. (“Imricor”) classified as Developed Technology Rights with an amortization period of seventeen years  related to the integration of conditionally safe MR technology with our leads.

Index

The estimated future amortization expense based on our finite-lived intangible assets at October 25, 2013:

For the remaining periods in fiscal year 2014	$716,090
Fiscal year 2015	1,432,179
Fiscal year 2016 (53 week year)	1,411,870
Fiscal year 2017	1,354,891
Fiscal year 2018	1,355,923

Note 6. Investments

Short-Term Investments detail.  Our short-term investments are carried at amortized cost, which approximates fair value, and have maturities at purchase ranging from 6 to 12 months:

	October 25, 2013	April 26, 2013
Certificates of deposits	$20,000,000	$15,000,000
Commercial paper	4,990,389	-
	$24,990,389	$15,000,000

Long-Term Investments detail:

	October 25, 2013	April 26, 2013
ImThera Medical, Inc. - convertible preferred shares (1)	$8,000,002	$8,000,002
Cerbomed GmbH - convertible preferred shares (2)	2,588,200	2,588,200
Carrying amount – long-term investments	$10,588,202	$10,588,202

(1)

ImThera Medical, Inc. is a privately-held company developing a neurostimulation device system for the treatment of obstructive sleep apnea. See “Note 14. Fair Value Measurements” for further details regarding this investment. We expect to purchase one additional tranche of convertible preferred stock for $4.0 million during our quarter ending January 24, 2014.

(2)

Cerbomed GmbH is a privately-held German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. See “Note 14. Fair Value Measurements” for further details regarding this investment. We expect to purchase an addition tranche of convertible preferred stock for €1.0 million, or approximately $1.3 million, during our quarter ending January 24, 2014.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	October 25, 2013	April 26, 2013
Payroll and other compensation	$13,558,247	$16,869,112
Clinical study costs	1,197,000	1,040,772
Tax accruals	1,103,278	550,697
Other accrued liabilities	2,669,612	2,539,385
	$18,528,137	$20,999,966

Index

Note 8.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	October 25, 2013	April 26, 2013
Liability for uncertain tax benefits	$3,883,653	$3,599,787
Other	713,197	381,948
Deferred license revenue	-	1,467,869
	$4,596,850	$5,449,604

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

Dr. Zabara claimed to be entitled to damages of approximately $0.6 million for unpaid royalties on the tunneling tool and damages of at least $200 million for royalties he claims would have been earned had we used our “best efforts to develop and market a Product or Products” for the licensed patents not embodied in our epilepsy products.

On July 30, 2013, we executed a letter agreement with Dr. Zabara by which we agreed to settle all claims in the pending lawsuit.  On July 31, 2013, the district court dismissed the case without prejudice, subject to reinstatement if the settlement was not completely documented. On September 12, 2013, the parties executed final settlement papers pursuant to the terms of the letter agreement.  The principal terms of settlement included (i) a payment by us of $6.25 million to Dr. Zabara; (ii) the provision of up to 200 VNS Therapy Systems to Dr. Zabara for research purposes; (iii) termination of the 1988 license agreement and all prior consulting agreements, subject to continuation of an existing sublicense and a non-exclusive, royalty-bearing license to us for future-developed products, if any, covered by Dr. Zabara’s patents; and (iv) mutual releases.  We incurred and recorded a charge of approximately $7.4 million to account for this settlement, including approximately $0.7 million in associated legal fees, during our quarter ended July 26, 2013.

We are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Since the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows.

Clinical Study Agreements.

We have agreements associated with clinical studies and registries in connection with which we expect to spend approximately $0.9 million over the next two years.

Investment Agreements.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. related primarily to cardiac-based seizure detection patents and patent applications. We agreed to future minimum or milestone-based fees for intellectual property licensing and consulting and royalty fees. We expect future expenditures of approximately $3.6 million through fiscal year 2019 under our agreement with Flint Hills.

Index

In October 2011, we entered into an equity investment agreement with ImThera Medical, Inc., a privately-held company developing a neurostimulation medical device for the treatment of obstructive sleep apnea. We expect to purchase one additional tranche of convertible preferred stock of $4.0 million during our quarter ending January 24, 2014. See “Note 14. Fair Value Measurements” for further details regarding this investment.

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor for the integration of their novel conditionally safe MR technology with our leads. We agreed to future milestone-based payments and royalties and expect future expenditures of $1.3 million through fiscal year 2019.

In September 2012, we entered into an equity investment agreement and marketing arrangement with Cerbomed GmbH, a privately-held German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. This agreement includes future optional milestone-based investments of €3.5 million or approximately $4.6 million. We expect to purchase an additional tranche of convertible preferred stock for €1.0 million, or approximately $1.3 million, during our quarter ending January 24, 2014. See “Note 14. Fair Value Measurements” for further details regarding this investment.

Lease Agreements.

We lease facilities and equipment with non-cancellable leases, accounted for as operating leases, including: (i) a storage and distribution facility in Austin, Texas; (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe,  the United States , Beijing, China and Hong Kong, and; (iii) vehicles and office equipment.

Note 10.  Stock-Based Incentive Plans

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

======

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Cost of goods sold	$137,944	$104,203	$236,420	$286,710
Selling, general and administrative	1,824,538	1,696,022	4,073,704	4,481,341
Research and development	633,387	639,430	1,439,244	2,078,137
Total stock-based compensation expense	2,595,869	2,439,655	$5,749,368	$6,846,188
Income tax benefit, related to awards, recognized in the consolidated statements of income	980,100	1,079,590	1,745,338	1,790,473
Total expense, net of income tax benefit	$1,615,769	$1,360,065	$4,004,030	$5,055,715

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Service-based stock option awards	$903,500	$684,012	$1,873,518	$1,554,659
Service-based restricted and restricted stock unit awards	1,283,196	1,020,267	2,769,791	2,996,070
Performance-based restricted stock and restricted stock unit awards	409,173	735,376	1,106,059	2,295,459
Total stock-based compensation expense	$2,595,869	$2,439,655	$5,749,368	$6,846,188

Index

Stock Option Activity

The following tables detail the activity for stock option awards:

	For the Twenty-Six Weeks Ended October 25, 2013
Options	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 26, 2013	1,161,427	$27.67
Granted	251,777	51.89
Exercised	(215,078)	22.12
Forfeited	(4,052)	41.55
Expired	-	-
Outstanding — at October 25, 2013	1,194,074	33.73	6.94	$29,099,793
Fully vested and exercisable — end of quarter	572,185	24.89	5.00	19,072,096
Fully vested and expected to vest — end of quarter (2)	1,153,851	33.38	6.87	28,536,050

(1)

The aggregate intrinsic value of options at quarter end is based on the difference between the fair market value of the underlying stock at October 25, 2013, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Factors in expected forfeitures.

Restricted Stock and Restricted Stock Units Awards

The following tables detail the activity for service-based restricted stock and restricted stock unit awards:

	For the Twenty-Six Weeks Ended October 25, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	367,734	$31.61
Granted	129,153	51.78
Vested	(113,649)	26.81
Forfeited	(1,762)	42.19
Non-vested shares at October 25, 2013	381,476	39.82

The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	For the Twenty-Six Weeks Ended October 25, 2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	396,161	$25.54
Granted	-	-
Vested	(62,520)	27.13
Forfeited	-	-
Non-vested shares at October 25, 2013	333,641	25.24

Index

Note 11.  Income Taxes

Our effective tax rate for the twenty-six weeks ended October 25, 2013 was 36.3%,  driven  primarily by our federal income tax rate of 35% plus state and foreign income taxes and permanent differences. Our effective tax rate for the twenty-six weeks ended October 26, 2012 was 37.4%,  also driven primarily by our federal income tax rate of 35% plus state and foreign income taxes and permanent differences. The 1.1% reduction in the tax rate between the two periods is primarily due to the Texas R&D tax credit which was enacted during the thirteen weeks ended July 26, 2013 and applies to our tax year ended April 26, 2013 and subsequent years. The rate reduction is also due to the domestic manufacturing tax deduction under Internal Revenue Code Section 199, which became available to us beginning in the quarter ended July 26, 2013 because we expect to report federal taxable income after utilization of net operating loss carry-forwards for fiscal year 2014.

Note 12.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Numerator:
Net income	$13,888,462	$13,566,904	$22,562,388	$21,641,937
Denominator:
Basic weighted average shares outstanding	27,274,172	27,649,103	27,393,680	27,571,261
Add effects of stock options	304,835	414,096	320,274	424,369
Diluted weighted average shares outstanding	27,579,007	28,063,199	27,713,954	27,995,630
Basic income per share	$0.51	$0.49	0.82	0.78
Diluted income per share	$0.50	$0.48	0.81	0.77

Anti-dilutive securities excluded from the computation of earnings per share:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Stock options (1)	67,377	30,571	64,399	28,337
Restricted stock units (2)	-	59,987	-	62,104
Warrants (3)	-	1,004,050	-	1,004,050

(1)

Outstanding options to purchase common shares that are excluded from the computation of earnings per share because generally the option exercise price exceeds the average market price of our common stock during the reporting period.

(2)

Restricted stock units that were non-participatory and were contingently issuable based on performance for all or part of the period were excluded from the basic earnings per share and included in dilutive earnings per share.

(3)

In conjunction with our Convertible Notes issuance in September 2005, we sold common stock warrants at an exercise price of $50.00 per share. The warrants were anti-dilutive for the thirteen and twenty-six weeks ended October 26, 2012 because the exercise price of the warrants exceeded the average market price during this period. Refer to “Note 13. Derivatives” for further information.

Index

Note 13. Derivatives

Foreign Currency Exposure

Because we operate in a number of international markets, we are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. Our aggregate foreign currency exchange losses for the twenty-six weeks ended October 25, 2013 and October 26, 2012 were $171,473 and $57,895, respectively. At times, we enter into foreign currency derivatives to partially offset our foreign currency exchange gains and losses; however, we did not enter into any foreign currency derivatives during the periods reported.

Warrants’ Liability

In September 2005, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in common stock warrants on our condensed consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the quarter ended October 26, 2012 to change the settlement measurement period, and as a result common stock warrants representing the right to receive net value for the purchase of 2,008,000 shares of our common stock at $50.00 per share were re-classed to warrants’ liability at a fair value of $3.6 million. At October 26, 2012, we revalued the warrants’ liability at $2.3 million and recorded a gain of $1.3 million, which was included in non-operating income in the condensed consolidated statements of income. All warrants were settled by the quarter ended January 25, 2013.

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

We have had no assets and liabilities measured at fair value on a recurring basis at October 25, 2013 or April 26, 2013.

Investment in Convertible Debt Security

We invested in a convertible debt security issued by NeuroVista Corporation (“NeuroVista”) on August 20, 2010. NeuroVista was a privately-held company focused on the development of an implantable device intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. We considered this security an ‘available-for-sale’ debt security measured at fair value on a recurring basis using Level 3 inputs, as this investment was in a privately-held entity without quoted market prices. During the quarter ended July 27, 2012, we determined that we were unlikely to receive the return of our principal and accrued interest and performed a fair value analysis of the assets we expected to receive in foreclosure. We estimated the fair value of the debt instrument at $1,450,000, with the resulting impairment loss of $4,058,768 reported as other-than-temporary and separately stated in the condensed consolidated statement of income. During the quarter ended October 26, 2012, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and in February 2013, we conducted a foreclosure sale of the assets subject to our security interest and took possession of the company’s tangible and intangible assets, which resulted in no further gain or loss on the settlement of the debt security.

Index

The following table provides a reconciliation of the beginning and ending balance of the NeuroVista debt instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012
Beginning Balance	$-	$5,508,768
Net purchases / (settlements)	-	-
Transfers in/(out) of Level 3	-	-
Other-than-temporary impairment included in net income	-	(4,058,768)
Ending Balance	$-	$1,450,000

Investment in Equity Security

Our investment in equity consists of two investments in convertible preferred stock of privately-held companies, which we carry at cost. See “Note 6. Investments”. We do not mark these investments to market. Each reporting period we review all available information related to these companies to identify any significant adverse effect on the fair value of our investments. If we identify events or changes in circumstances that indicate a decrease in value of these investments that are other than temporary, we recognize the loss. The inputs to our fair value measurements are considered Level 3 in the fair value hierarchy.

Note 15. New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists, with certain exceptions.  This accounting guidance is effective prospectively starting with our first quarter of fiscal year 2015,  and is related to presentation only. Its adoption will have no impact on our consolidated results of operations or financial position.

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

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 26, 2013 (“2013 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and twenty-six weeks ended October 25, 2013 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2013 Form 10-K.

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

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers. Our ability to successfully expand the commercialization of the VNS Therapy System depends on maintaining regulatory approval and favorable insurance coverage. This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for VNS Therapy for the treatment of refractory epilepsy.

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

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. In November 2012, CMS announced calendar year 2013 final Ambulatory Payment Classification (APC) reimbursement rates, which were increased over the calendar year 2012 rates by 5.7% for full systems and 7.9% for generator-only replacements.  For calendar year 2014, CMS has proposed a new hospital outpatient rule that creates “comprehensive” APCs for our products.  The new comprehensive APCs are designed to package reimbursement for all items incurred within a period of up to 30 days into a single payment.  This means that costs associated with services having nothing to do with our device-related procedures may be reimbursed from our comprehensive APCs.  CMS announced calendar year 2014 proposed rates for our new comprehensive APCs in July 2013 and then announced revisions to the proposed rates in August 2013.  The proposed comprehensive APC rates are increased as compared to the calendar year 2013 APC final rates by 3% for full systems and 27% for generator-only replacements.  We continue to monitor the release of the final calendar year 2014 APCs.  In previous years, the final rates were released on or before November 1st; however, due to the recent partial government shutdown, CMS expects to issue the final calendar year 2014 APCs on or before November 27, 2013.

Any decrease in reimbursement rates or change in reimbursement methodology by CMS, including the proposed new comprehensive APCs, could have an adverse impact on our business and our future operating results.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac-based seizure detection, rechargeable battery technology, and wireless communication technology and the integration of conditionally safe magnetic resonance (“MR”) technology with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure. We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts or to build clinical evidence for VNS Therapy. A description and the status of these studies may be found at www.clinicaltrials.gov.

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

We periodically evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and investment agreements that may involve substantial future payments. See “Note 9. Commitments and Contingencies – Investment Agreements” in our condensed consolidated financial statements for additional information.

Significant Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our 2013 Form 10-K.

Preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in such financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to sales return reserves, amortization periods for and impairment of intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported value of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K.

Index

Deferred Licensing Revenue

Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retained the responsibility to prosecute the licensed patent applications and estimated that our obligation would be satisfied during the quarter ending April 27, 2014. However, during the quarter ended July 26, 2013, our obligations under the contract ended,  and we amortized the remaining balance of our deferred revenue resulting in recognition of licensing revenue in the condensed consolidated statement of income of $1.5 million for the thirteen weeks ended July 26, 2013.

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues. Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	October 25, 2013	October 26, 2012	% Change
U.S.	$57,882	$51,503	12.4%
International	12,219	11,079	10.3%
Total net product sales (1)	$70,101	$62,582	12.0%

Unit Sales
U.S.	2,518	2,339	7.7%
International	978	891	9.8%
Total unit sales (2)	3,496	3,230	8.2%

Licensing Revenue	$-	$373	-100.0%

	For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012
U.S.	$114,241	$102,386	11.6%
International	23,265	20,144	15.5%
Total net product sales (1)	$137,506	$122,530	12.2%

Unit Sales
U.S.	4,973	4,650	6.9%
International	1,877	1,636	14.7%
Total unit sales (2)	6,850	6,286	9.0%

Licensing Revenue	$1,468	$747	96.5%

(1)  Net product sales represents revenue from sales of generators, leads and other items related to our device.

(2)  Sales volume increases are based on unit sales, which are the number of generators sold.

U.S. net product sales for the thirteen weeks ended October 25, 2013 increased by $6.4 million, or 12.4%, as compared to the thirteen weeks ended October 26, 2012, due to a sales volume increase of 7.7% and an increased average selling price of 4.7%. The average selling price increased due to continued market penetration of our higher-priced AspireHC™ generator and price increase effective January 1, 2013.

International net product sales for the thirteen weeks ended October 25, 2013 increased by $1.1 million, or 10.3%, as compared to the thirteen weeks ended October 26, 2012, due primarily to an increased sales volume of 9.8% and a slight increase in the average selling price of 0.5%. Sales volume increased due to higher sales in most international markets. The average selling price increased due to the effect of favorable foreign currency exchange rates offset by lower pricing due to the mix of product sales by country. We experienced a favorable foreign currency impact of $0.2 million. On a constant currency basis, international sales increased by 8.5%.

Index

U.S. net product sales for the twenty-six weeks ended October 25, 2013 increased by $11.9 million, or 11.6%, as compared to the twenty-six weeks ended October 26, 2012, due to a sales volume increase of 7.0% and an increased average selling price of 4.6%. The average selling price increased due to continued higher market penetration of our AspireHCTM generator and price increases effective January 1, 2013.

International net product sales for the twenty-six weeks ended October 25, 2013 increased by $3.1 million, or 15.5%, as compared to the twenty-six weeks ended October 26, 2012, due to a sales volume increase of 14.7% and a slight increase in the average selling price of 0.8%. Sales volume increased due to higher sales in most European markets. The average selling price increased due to the effect of favorable foreign currency exchange rates reduced by product discounting in Europe. We experienced a favorable foreign currency impact of $0.2 million. On a constant currency basis, international sales increased by 14.3%.

Licensing revenues decreased by $0.4 million for the thirteen weeks ended October 25, 2013 as compared to the thirteen weeks ended October 26, 2012, due to the fact that we did not have any deferred revenue to amortize during the thirteen weeks ended October 25, 2013.  Licensing revenue increased by $0.7 million for the twenty-six weeks ended October 25, 2013, as compared to the twenty-six weeks ended October 26, 2012,  because we fully amortized the remaining balance of our deferred revenue during the thirteen weeks ended July 26, 2013.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Cost of sales	9.9%	8.2%	9.7%	8.3%
Selling, general and administrative	42.3%	43.8%	42.4%	45.3%
Research and development	16.6%	16.0%	17.0%	16.0%
Litigation settlement	0.0%	0.0%	5.4%	0.0%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended October 25, 2013 increased by 1.7%to 9.9%, compared to the thirteen weeks ended October 26, 2012. This increase was primarily due to the MDET on medical devices sold domestically, which added $0.9 million to cost of sales.

Our cost of sales as a percent of net sales for the twenty-six weeks ended October 25, 2013 increased by 1.4% to 9.7%, compared to the twenty-six weeks ended October 26, 2012.  This increase was primarily due to the MDET on medical devices sold domestically, which added $1.8 million to cost of sales.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses for the thirteen weeks ended October 25, 2013 decreased as a percentage of net sales by 1.5% to 42.3% as compared to the thirteen weeks ended October 26, 2012, and decreased by 2.9% to 42.4%  for the twenty-six weeks ended October 25, 2013 as compared to the twenty-six weeks ended October 26, 2012. These decreases were primarily due to decreases in incentive compensation costs.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expense increased 0.6% to 16.6% as a percentage of sales for the thirteen weeks ended October 25, 2013,  as compared to the thirteen weeks ended October 26, 2012. R&D expenses for the twenty-six weeks ended October 25, 2013 decreased, as a percentage of net sales, by 1.0% to 17.0%, as compared to the twenty-six weeks ended October 26, 2012. These R&D spending increases were primarily due to an increase in our product development efforts with respect to the AspireSR™ generator, the ProGuardian™ event monitoring system, rechargeable battery and wireless communication technology and studies related to the treatment of chronic heart failure with Autonomic Regulation Therapy.

Index

Litigation Settlement

We settled a lawsuit relating to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million, recorded as a separate item in our operating expenses in the condensed consolidated statement of income for the twenty-six weeks ended October 25, 2013. For a description of this matter, see “Note 9. Commitments and Contingencies – Litigation” in the notes to our condensed consolidated financial statements.

Impairment of Investment

During the thirteen weeks ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista Corporation, a privately-held, development-stage medical device company, was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million,  which was recorded as a non-operating expense. See “Note 14. Fair Value Measurements” in the notes to the condensed consolidated financial statements for further details.

Gain on Warrants’ Liability

During the thirteen weeks ended October 26, 2012, we realized a non-operational, non-cash gain of $1.3 million based on the change in fair value of our liability-based warrants. See “Note 13.  Derivatives – Warrants’ Liability” in the notes to the condensed consolidated financial statements for further details.

Income Taxes

Our effective tax rates were 36.3% and 37.4% for the twenty-six weeks ended October 25, 2013 and October 26, 2012, respectively. The rates were primarily driven by our federal income tax rate of 35%, plus state and foreign income taxes and permanent differences.  The 1.1% reduction in the tax rate between the periods was primarily due to the Texas R&D tax credit, which was enacted during the thirteen weeks ended July 26, 2013 and applies to our tax year ended April 26, 2013 and subsequent years. The rate reduction is also due to the domestic manufacturing tax deduction under Internal Revenue Code Section 199, which became available to us beginning in the quarter ended July 26, 2013, because we expect to report federal taxable income after utilization of net operating loss carry-forwards for fiscal year 2014.

As of October 25, 2013, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. These earnings, while not material to our consolidated statements of income, are intended to be permanently reinvested outside the United States.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions.  Our European subsidiary, Cyberonics Europe BVBA, is currently under examination by the Belgium tax authority with respect to transfer pricing.

Index

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 25, 2013 and October 26, 2012 was as follows (in thousands):

	For the Twenty-Six Weeks Ended
	October 25, 2013	October 26, 2012	Change
Operating activities	$22,117	$34,077	$(11,960)
Investing activities	(22,580)	(9,175)	(13,405)
Financing activities	(22,588)	(2,879)	(19,709)
Effect of exchange rate changes on cash and cash equivalents	79	(179)	258
Net increase (decrease)	$(22,972)	$21,844	$(44,816)

Operating Activities

Cash provided by operating activities during the twenty-six weeks ended October 25, 2013 was $22.1 million and was primarily due to net income of $22.6 million, plus non-cash income and expense items of $5.4 million, offset by cash used in operating assets and liabilities of $5.9 million. Non-cash expense items consisted primarily of stock-based compensation expense of $5.7 million and depreciation and amortization of $2.6 million, offset by non-cash revenue from amortization of deferred license revenue of $1.5 million and by non-cash deferred tax benefits of $1.5 million . Cash used for operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $3.3 million and an increase in accounts receivable of $2.4 million. The reduction in operating liabilities was primarily due to reduced compensation accruals based on timing of payments. Trade receivables increased due to increased sales.

The operating cash flow for the twenty-six weeks ended October 25, 2013 decreased $12.0 million, as compared to the twenty-six weeks ended October 26, 2012. This decrease was primarily caused by cash tax benefits of $11.8 million classified as financing cash flows during the twenty-six weeks ended October 25, 2013. These cash benefits were classified as financing cash flows because they were generated from windfall tax deductions related to exercises or vesting of stock-based compensation grants.  For the twenty-six weeks ended October 26, 2012 the cash tax benefits generated by tax deductions were classified as operating cash flow. The  decrease in operating cash flow was also partially caused by a  $6.25 million settlement payment during the thirteen-weeks ended October 25, 2013, pursuant to the settlement agreement with Dr. Zabara relating to our 1988 patent license agreement.

Investing Activities

Cash used in investing activities during the twenty-six weeks ended October 25, 2013 was $22.6 million, which consisted primarily of net purchases of short-term investments of $10.0 million,  investment in land, plant and equipment of $9.1 million focused on the Costa Rica manufacturing facility and intangible asset purchases of $3.5 million focused on the physiologic treatment of obstructive sleep apnea and the integration of conditionally safe MR technology with our leads. We expect to expend approximately $17 million for capital development during fiscal year 2014, including the Costa Rica project. The construction of the Costa Rica manufacturing facility is expected to be completed in fiscal year 2014 and operational in fiscal year 2015.

Financing Activities

Cash used in financing activities during the twenty-six weeks ended October 25, 2013 was $22.6 million, primarily due to purchases of treasury stock of $38.2 million offset by proceeds from the exercise of stock options of $4.8 million and cash tax benefits from windfall tax deductions of $11.8 million. From time to time our Board of Directors authorizes purchases of our common stock on the open market, and the volume and timing of such purchases depend on market conditions and other factors. During the twenty-six weeks ended October 25, 2013, we repurchased shares of our stock from our employees on the vesting of restricted stock for withholding tax obligations at a cost of $2.3 million.

Liquidity

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities for the next 12 months. Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” previously.

Index

Contractual Obligations and Commitments

A summary of contractual obligations as of October 25, 2013 are as follows:

Contractual obligations related to off-balance sheet arrangements:	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total Contractual Obligations
Operating leases (1)	$1,627,323	$2,474,369	$823,767	$702,082	$5,627,541
Inventory purchases (2)	3,745,056	-	-	-	3,745,056
Clinical studies and patient registries	839,951	80,970	-	-	920,921
Investments (3)	6,283,560	1,341,288	2,500,000	750,000	10,874,848
Other (4)	527,632	-	-	-	527,632
Total (5)	$13,023,522	$3,896,627	$3,323,767	$1,452,082	$21,695,998

(1)

Reflects operating lease obligations related to facilities, office equipment and automobiles. The lease obligations do not reflect rent collected from the tenants in our headquarters building. These rents currently amount to approximately $350,000 per year.

(2)

Reflects certain of our inventory purchase commitments that specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)

Reflects expected contractual future payments to our license and technology collaborative partners  for intellectual property and the expected purchase of convertible preferred shares of ImThera Medical, Inc. and Cerbomed GmbH.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates and concentration of credit that could adversely affect our condensed consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in our 2013 Form 10-K for the year ended April 26, 2013 in Part II, Item 7A. There have been no material changes from the information provided therein.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 25, 2013.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended October 25, 2013, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Index

ITEM 1.  LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Any material legal proceedings are discussed in “Note 9. Commitments and Contingencies - Litigation” in the Notes to Condensed Consolidated Financial Statements and are incorporated herein by reference.  Since the outcome of such lawsuits or other proceedings cannot be predicted with certainty , the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
July 27 – August 30, 2013	187,300	$53.3775	187,300	552,700
August 31 – September 27, 2013	142,804	51.6606	142,500	410,200
September 28 - October 25, 2013	150,000	52.6769	150,000	260,200
Totals	480,104	52.6486	479,800

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

Date:  November 21, 2013

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