Form 10-Q
period 2014-01-24
CYBERONICS INC
filed 2014-02-21
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 24, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☑No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes    ☑No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ¨	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2014
Common Stock $0.01 par value	26,834,053

Index

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “the Company,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L., Cyberonics Latam, S.R.L.).

______________

Index

PART I.  FINANCIAL INFORMATION

C
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Net sales	$68,191,414	$62,700,033	$207,164,890	$185,976,849
Cost of sales	6,460,148	5,367,218	19,930,287	15,548,199
Gross profit	61,731,266	57,332,815	187,234,603	170,428,650
Operating expenses:
Selling, general and administrative	29,427,340	26,646,935	88,367,536	82,539,731
Research and development	11,201,876	10,244,322	34,830,490	30,006,041
Litigation settlement	-	-	7,442,847	-
Total operating expenses	40,629,216	36,891,257	130,640,873	112,545,772
Income from operations	21,102,050	20,441,558	56,593,730	57,882,878
Interest income (expense), net	39,096	8,858	128,019	(60,409)
Impairment of investment	-	-	-	(4,058,768)
Gain on warrants' liability	-	(2,112)	-	1,325,574
Other expense, net	(34,932)	(116,375)	(206,405)	(174,270)
Income before income taxes	21,106,214	20,331,929	56,515,344	54,915,005
Income tax expense	7,206,351	7,148,435	20,053,093	20,089,574
Net income	$13,899,863	$13,183,494	$36,462,251	$34,825,431
Basic income per share	$0.52	$0.48	$1.34	$1.26
Diluted income per share	$0.51	$0.47	$1.32	$1.24
Shares used in computing basic
income per share	26,964,861	27,736,639	27,250,740	27,626,387
Shares used in computing diluted
income per share	27,279,153	28,124,433	27,569,276	28,045,437

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Net income	$13,899,863	$13,183,494	$36,462,251	$34,825,431
Other comprehensive income (loss):
Foreign currency translation adjustment	(196,331)	347,796	241,050	59,608
Total other comprehensive income (loss)	(196,331)	347,796	241,050	59,608
Total comprehensive income	$13,703,532	$13,531,290	$36,703,301	$34,885,039

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 24, 2014	April 26, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$91,600,036	$120,708,572
Short-term Investments	25,003,806	15,000,000
Accounts receivable, net	42,114,762	39,450,113
Inventories	18,083,321	17,718,454
Deferred tax assets	14,382,521	10,297,991
Other current assets	6,532,167	4,183,213
Total Current Assets	197,716,613	207,358,343
Property, plant and equipment, net	38,376,351	28,555,742
Intangible assets, net	11,949,952	9,219,999
Long-term investments	15,944,427	10,588,202
Deferred tax assets	4,555,927	7,825,286
Other assets	638,723	495,738
Total Assets	$269,181,993	$264,043,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,126,384	$8,025,512
Accrued liabilities	18,862,732	20,999,966
Total Current Liabilities	23,989,116	29,025,478
Long-term liabilities	4,945,954	5,449,604
Total Liabilities	28,935,070	34,475,082
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 31,756,151 shares issued and 26,878,753 shares outstanding at January 24, 2014 and 31,288,540 shares issued and 27,472,854 shares outstanding at April 26, 2013	317,562	312,885
Additional paid-in capital	413,435,737	380,158,961
Treasury stock, 4,877,398 and 3,815,686 common shares at January 24, 2014 and April 26, 2013, respectively, at cost	(175,466,665)	(116,160,606)
Accumulated other comprehensive income	409,027	167,977
Retained earnings (deficit)	1,551,262	(34,910,989)
Total Stockholders’ Equity	240,246,923	229,568,228
Total Liabilities and Stockholders’ Equity	$269,181,993	$264,043,310

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013
Cash Flows From Operating Activities:
Net income	$36,462,251	$34,825,431
Non-cash items included in net income:
Depreciation	3,180,707	2,807,785
Amortization of intangible assets	969,047	633,229
Stock-based compensation	8,392,443	9,109,422
Deferred income taxes	(1,053,779)	16,388,319
Deferred license revenue amortization	(1,467,869)	(1,120,476)
Impairment of investment	-	4,058,768
Gain on warrants' liability	-	(1,325,574)
Unrealized loss in foreign currency transactions and other	27,994	154,629
Changes in operating assets and liabilities:
Accounts receivable, net	(2,255,045)	(6,225,989)
Inventories	(197,717)	(3,044,106)
Other current and non-current assets	(2,368,733)	722,709
Other current and non-current liabilities	(3,941,016)	(1,278,862)
Net cash provided by operating activities	37,748,283	55,705,285
Cash Flow From Investing Activities:
Purchase of short-term investments	(39,984,639)	(15,000,000)
Maturities of short-term investments	29,990,389	-
Purchases of property, plant and equipment	(12,960,959)	(6,515,509)
Intangible asset purchases	(3,789,000)	(2,500,000)
Long-term investments	(5,356,225)	(2,588,200)
Net cash used in investing activities	(32,100,434)	(26,603,709)
Cash Flows From Financing Activities:
Purchase of treasury stock	(59,306,059)	(20,105,481)
Proceeds from exercise of options for common stock	8,283,999	8,969,626
Cash settlement of stock-based compensation stock units	(936,115)	-
Realized excess tax benefits - stock-based compensation	17,157,916	2,040,699
Net cash used in financing activities	(34,800,259)	(9,095,156)
Effect of exchange rate changes on cash and cash equivalents	43,874	(129,525)
Net increase (decrease) in cash and cash equivalents	(29,108,536)	19,876,895
Cash and cash equivalents at beginning of period	120,708,572	96,654,275
Cash and cash equivalents at end of period	$91,600,036	$116,531,170

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$3,309	$83,225
Cash paid for income taxes	$3,943,931	$2,060,495
Supplementary Disclosures of Non-Cash Investing Activities:
Purchases of plant and equipment - decrease (increase) in accounts payable and accrued liabilities	$980,100	$(269,624)
Reclassification from common stock warrants to warrants' liability	$-	$(3,649,637)
Reclassification from common stock warrants to additional paid-in-capital	$-	$(21,550,363)

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended January 24, 2014

Note 1. Basis of Presentation and Use of Accounting Estimates

The accompanying unaudited condensed consolidated financial statements of Cyberonics, Inc. and its consolidated subsidiaries (collectively “Cyberonics”) at January 24, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements of Cyberonics at April 26, 2013 have been prepared from audited financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended January 24, 2014 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 25, 2014. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013 (“2013 Form 10-K”).

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

The fiscal years 2014 and 2013 will end or ended on April 25, 2014 and April 26, 2013, respectively.

Note 2.  Accounts Receivable and Allowance for Bad Debt

Accounts receivable, net consisted of the following:

	January 24, 2014	April 26, 2013
Accounts receivable	$42,966,791	$39,998,483
Allowance for bad debt	(852,029)	(548,370)
	$42,114,762	$39,450,113

Note 3.  Inventories

Inventories consisted of the following:

	January 24, 2014	April 26, 2013
Raw materials	$7,629,702	$7,267,437
Work-in-process	4,246,468	4,813,227
Finished goods	6,207,151	5,637,790
	$18,083,321	$17,718,454

Index

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 24, 2014	April 26, 2013
Land	$1,643,813	$1,128,813
Building and building improvements	18,522,084	16,646,446
Equipment, furniture and fixtures	35,070,463	33,104,334
Leasehold improvements	1,424,641	1,316,088
Capital investment in process	13,558,422	6,627,930
Total	70,219,423	58,823,611
Accumulated depreciation	(31,843,072)	(30,267,869)
	$38,376,351	$28,555,742

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	January 24, 2014	April 26, 2013
Developed Technology Rights (1)	$13,914,000	$10,370,000
Other Intangible Assets (2)	1,148,000	993,000
	15,062,000	11,363,000
Accumulated amortization	(3,112,048)	(2,143,001)
Net	$11,949,952	$9,219,999

(1)

Developed Technology Rights include purchased patents, licensed patent rights and know-how. These assets relate primarily to seizure detection and response, wireless communication technology, rechargeable battery technology,  conditionally safe magnetic resonance (“MR”) technology for implantable leads and the physiologic treatment of obstructive sleep apnea.

(2)	Other Intangible Assets primarily consists of purchased clinical neurological and sleep apnea databases.

During the thirty-nine weeks ended January 24, 2014, our purchased intangible assets consisted primarily of Developed Technology Right, of $3.6 million, which consisted of patents and patent rights related to the treatment of obstructive sleep apnea, the integration of conditionally safe MR technology with our leads, and cardiac-based and cranial nerve-based seizure detection and response. These assets have an average amortization period of 12 years.

The weighted average amortization period in years for our intangible assets at January 24, 2014:

Developed Technology Rights	12
Other Intangible Assets	7

Aggregate intangible asset amortization was $969,047 and $633,229 for the thirty-nine weeks ended January 24, 2014 and January 25, 2013, respectively, which was reported in research and development expense in the consolidated statements of net income. When a  product is commercialized, the amortization of the related intangible assets will be charged to cost of goods sold.

The estimated future amortization expense based on our finite-lived intangible assets at January 24, 2014:

For the remaining periods in fiscal year 2014	$366,004
Fiscal year 2015	1,464,014
Fiscal year 2016 (53 week year)	1,444,318
Fiscal year 2017	1,386,726
Fiscal year 2018	1,386,726

Index

Note 6. Investments

Short-Term Investments detail.  Our short-term investments consist of securities with maturities ranging from 6 to 12 months and carried at amortized cost.  Refer to “Note 14. Fair Value Measurements.”

	January 24, 2014	April 26, 2013
Certificates of deposits	$20,009,045	$15,000,000
Commercial paper	4,994,761	-
	$25,003,806	$15,000,000

Long-Term Investments detail: Our long-term investments consisted of equity positions in two privately-held companies carried at original cost under the cost-method,  refer to “Note 14. Fair Value Measurements”:

	January 24, 2014	April 26, 2013
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$8,000,002
Cerbomed GmbH - convertible preferred shares (2)	3,944,425	2,588,200
Carrying amount – long-term investments	$15,944,427	$10,588,202

(1)

ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea.  During the quarter ended January 24, 2014, we purchased an additional tranche of convertible preferred non-voting stock with warrants for $4.0 million.

(2)

Cerbomed GmbH is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the quarter ended January 24, 2014, we purchased an addition tranche of convertible preferred stock for €1.0 million, or approximately $1.4 million.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	January 24, 2014	April 26, 2013
Payroll and other compensation	$11,601,255	$16,869,112
Tax accruals	1,953,927	550,697
Clinical study costs	1,283,857	1,040,772
Other accrued liabilities	4,023,693	2,539,385
	$18,862,732	$20,999,966

Note 8.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	January 24, 2014	April 26, 2013
Liability for uncertain tax benefits	$4,050,289	$3,599,787
Deferred license revenue	-	1,467,869
Other	895,665	381,948
	$4,945,954	$5,449,604

Index

Note 9.  Commitments and Contingencies

Litigation.

In April 2012, we filed a complaint in the United States District Court for the Southern District of Texas (12-cv-1118) against Dr. Jacob Zabara in response to a letter from Dr. Zabara alleging that he was entitled to royalties on products that incorporate his patents licensed to us under a 1988 license agreement, even if the patents had expired. The complaint sought a declaratory judgment that Dr. Zabara was not entitled to royalties for expired patents and not entitled to royalties at all unless our device includes an invention claimed in an unexpired, licensed patent. Dr. Zabara answered the complaint and filed counterclaims seeking a declaratory judgment that he was entitled to an ongoing royalty, that we breached the license agreement by failing to pay at least a minimum royalty and by failing to pay a royalty on tunneling tools, and that we failed to use our “best efforts to develop and market a Product or Products” as required by the license agreement.

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

On July 30, 2013, we executed a letter agreement with Dr. Zabara by which we agreed to settle all claims in the pending lawsuit.  On July 31, 2013, the district court dismissed the case without prejudice, subject to reinstatement if the settlement was not completely documented. On September 12, 2013, the parties executed final settlement papers pursuant to the terms of the letter agreement.  The principal terms of settlement included (i) a payment by us of $6.25 million to Dr. Zabara; (ii) the provision of up to 200 VNS Therapy® Systems to Dr. Zabara for research purposes; (iii) termination of the 1988 license agreement and all prior consulting agreements, subject to continuation of an existing sublicense and a non-exclusive, royalty-bearing license to us for future-developed products, if any, covered by Dr. Zabara’s patents; and (iv) mutual releases.  We incurred and recorded a charge of approximately $7.4 million to account for this settlement, including approximately $0.7 million in associated legal fees, during our quarter ended July 26, 2013.

On December 5, 2013, after the United States declined to intervene, the United States District Court for the District of Massachusetts unsealed a qui tam action (13-cv-10214) filed against Cyberonics, Inc. under the Federal False Claims Act (“FCA”) and the false claims statutes of 28 different states and the District of Columbia.  The FCA prohibits the submission of a false claim or the making of a false record or statement to secure reimbursement from, or limit reimbursement to, a government-sponsored program.  A “qui tam” action is a lawsuit brought by a private individual purporting to act on behalf of the government.  The government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit.

This qui tam action was filed under seal in February 2013 by former employee Andrew Hagerty. Previously, in August 2012, Mr. Hagerty filed a related lawsuit in the same court and then voluntarily dismissed that lawsuit immediately prior to filing this qui tam action. In addition to his claims for wrongful and retaliatory discharge stated in the first lawsuit, the qui tam lawsuit alleges that we violated the FCA and various state false claims statutes while marketing our VNS Therapy System and seeks an unspecified amount consisting of treble damages, civil penalties, and attorneys’ fees and expenses.

In October 2013, the United States declined to intervene in the qui tam action, and in December 2013, the district court unsealed the action. The district court’s order unsealing the qui tam action requires that the complaint be served no later than 120 days from October 29, 2013. As of February 20, 2014, we have not received notice that we have been served with the complaint.

We believe that our marketing practices were and are in compliance with applicable legal standards, and we intend to defend this case vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action, and we cannot estimate a range of potential loss or damages.

Additionally, we are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Since the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows.

Index

Clinical Study Agreements.

We have agreements associated with clinical studies and registries in connection with which we expect to spend approximately $0.5 million over the next two years.

Licensing and Investment Agreements.

In October 2009, we entered into a contractual arrangement with Flint Hills related primarily to cardiac-based seizure detection patents and patent applications. We agreed to future minimum or milestone-based fees for intellectual property licensing,  consulting and royalty fees. We expect future expenditures of approximately $3.2 million through fiscal year 2019 under our agreement with Flint Hills.

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor for the integration of its conditionally safe MR technology with our leads. We agreed to future milestone-based payments and minimum royalties and expect future expenditures of $1.3 million through fiscal year 2019.

Lease Agreements.

We lease facilities and equipment with non-cancellable leases, accounted for as operating leases, including: (i) a storage and distribution facility in Austin, Texas; (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe,  the United States , Beijing, China and Hong Kong, and; (iii) vehicles and office equipment.

Note 10.  Stock-Based Incentive Plans

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Cost of goods sold	$109,604	$95,940	$346,024	402,450
Selling, general and administrative	1,881,986	1,635,373	5,955,691	6,096,914
Research and development	651,485	531,921	2,090,728	2,610,058
Total stock-based compensation expense	2,643,075	2,263,234	$8,392,443	$9,109,422
Income tax benefit, related to awards, recognized in the consolidated statements of income	1,001,806	1,029,158	2,747,144	2,779,678
Total expense, net of income tax benefit	$1,641,269	$1,234,076	$5,645,299	$6,329,744

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Service-based stock option awards	$921,513	$681,537	$2,795,031	2,245,622
Service-based restricted and restricted stock unit awards	1,316,905	970,667	4,086,696	3,973,976
Performance-based restricted stock and restricted stock unit awards	404,657	611,030	1,510,716	2,889,824
Total stock-based compensation expense	$2,643,075	$2,263,234	$8,392,443	$9,109,422

Index

Stock Option Activity

The following tables detail the activity for service-based stock option awards:

	For the Thirty-Nine Weeks Ended January 24, 2014
Options	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 26, 2013	1,161,427	$27.67
Granted	251,777	51.89
Exercised	(338,983)	24.13
Forfeited	(5,739)	41.76
Expired	-	-
Outstanding — at January 24, 2014	1,068,482	34.43	7.05	$35,188,602
Fully vested and exercisable — end of quarter	463,032	24.59	5.17	19,925,618
Fully vested and expected to vest — end of quarter (2)	1,034,376	34.09	7.00	34,417,121

(1)

The aggregate intrinsic value of options at quarter end is based on the difference between the fair market value of the underlying stock at January 24, 2014, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Factors in expected forfeitures.

Restricted Stock and Restricted Stock Units Awards

The following tables detail the activity for service-based restricted stock and restricted stock unit awards:

	For the Thirty-Nine Weeks Ended January 24, 2014
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	367,734	$31.61
Granted	129,153	51.78
Vested	(119,911)	27.34
Forfeited	(2,515)	42.32
Non-vested shares at January 24, 2014	374,461	39.86

The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	For the Thirty-Nine Weeks Ended January 24, 2014
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	396,161	$25.54
Granted	-	-
Vested	(62,520)	27.13
Forfeited	-	-
Non-vested shares at January 24, 2014	333,641	25.24

Index

Note 11.  Income Taxes

Our effective tax rate for the thirty-nine weeks ended January 24, 2014 was 35.5%, driven primarily by our federal income tax rate of 35.0%, plus state and foreign income taxes, permanent differences and discrete items. Our effective tax rate for the thirty-nine weeks ended January 25, 2013 was 36.6%, driven primarily by our federal income tax rate of 35%, plus state and foreign income taxes and permanent differences. The 1.1% reduction in the tax rate between the two periods was primarily due to federal and Texas R&D tax credits. In January 2014, we filed our federal tax return for the fiscal year ended April 26, 2013 and generated an R&D tax credit greater than our original estimate and, we recorded a discrete reduction to the effective tax rate.  In addition, the Texas R&D tax credit was enacted during the thirteen weeks ended July 26, 2013 and applies to our tax year ended April 26, 2013 and provided a reduction to the effective tax rate. Finally, our  increased R&D activity for the fiscal year ending April 25, 2014 is contributing to an increased federal and Texas R&D tax credit.

Note 12.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Numerator:
Net income	$13,899,863	$13,183,494	$36,462,251	$34,825,431
Denominator:
Basic weighted average shares outstanding	26,964,861	27,736,639	27,250,740	27,626,387
Add effects of stock options	314,292	387,794	318,536	419,050
Diluted weighted average shares outstanding	27,279,153	28,124,433	27,569,276	28,045,437
Basic income per share	$0.52	$0.48	1.34	1.26
Diluted income per share	$0.51	$0.47	1.32	1.24

Anti-dilutive securities excluded from the computation of earnings per share:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Stock options (1)	17,924	23,920	45,634	29,951
Restricted stock units (2)	-	-	-	-
Warrants (3)	-	-	-	3,012,050

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

(3)

In September 2005, we sold common stock warrants at an exercise price of $50.00 per share. The warrants were anti-dilutive for the thirty-nine weeks ended January 25, 2013 because the exercise price of the warrants exceeded the average market price during this period. Refer to “Note 13. Derivatives” for further information.

Note 13. Derivatives

Foreign Currency Exposure

We operate in a number of international markets and are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. Our aggregate foreign currency exchange losses for the thirty-nine weeks ended January 24, 2014 and January 25, 2013 were approximately $206,000 and $174,000, respectively. At times, we enter into foreign currency derivatives to partially offset our foreign currency exchange gains and losses; however, we did not enter into any foreign currency derivatives during the periods reported.

Index

Warrants’ Liability

In September 2005, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in common stock warrants on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the quarter ended October 26, 2012 to change the settlement measurement period and, as a result, common stock warrants representing the right to receive net value for the purchase of 2,008,000 shares of our common stock at $50.00 per share were re-classed to warrants’ liability at a fair value of $3.6 million. At October 26, 2012, we revalued the warrants’ liability at $2.3 million and recorded a gain of $1.3 million, which was included in non-operating income in the consolidated statement of income for the thirty-nine weeks ended January 25, 2013. All warrants were settled by the quarter ended January 25, 2013.

Note 14. Fair Value Measurements

Fair value is defined as the exit price or the amount that we would receive upon selling our assets in an orderly transaction to a market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

•	Level 1	– Inputs are quoted prices in active markets for identical assets.
•	Level 2

– Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

•	Level 3	– Inputs are unobservable inputs for the asset.

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

Cash equivalents

Our cash equivalents consisted of a  U.S. government money market mutual fund, which amounted to $1.4 million at January 24, 2014 and zero at April 25, 2013. We carry this investment at fair value using Level 1 inputs per the fair value hierarchy and have recorded no gains or losses.

Short-Term Investments

Our short-term investments consisted of certificates of deposit and commercial paper with maturities of six to 12 months that are considered held-to-maturity debt securities and carried at amortized cost, which approximated fair value. We use Level 2 inputs to determine fair value. As of January 24, 2014, the next contractual maturity date for our commercial paper will be in July 2014 and in December 2014 for our certificate of deposit.

Investment in Cost-Method Equity Securities

Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. Refer to “Note 6. Investments” for further information. We have not estimated the fair value of these investments because their fair value is not readily determinable without incurring excessive cost. However, each reporting period we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of these investments. The information we review falls into Level 3 of the fair value hierarchy and includes: the issuers’financial statements and achievement of milestone goals, changes in the issuers’market space, and participation by third-party equity investors in the market space. If impairment is indicated, we would determine the fair value of the investment and, if below cost, we would determine if the loss is temporary or other-than-temporary. Temporary loss would not be recognized and other-than-temporary loss would be recognized in ‘Other Expense, Net’ in the consolidated statement of income.

Index

Investment in Convertible Debt Security

We invested in a convertible debt security issued by NeuroVista Corporation (“NeuroVista”) on August 20, 2010. NeuroVista was a privately-held company focused on the development of an implantable device intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. We considered this security an ‘available-for-sale’ debt security measured at fair value on a recurring basis using Level 3 inputs, as the investee is a privately-held entity without quoted market prices. During the quarter ended July 27, 2012, we determined that we were unlikely to receive the return of our principal and accrued interest and performed a fair value analysis of the assets we expected to receive in foreclosure. We estimated the fair value of the debt instrument at $1,450,000, with the resulting impairment loss of $4,058,768 reported as other-than-temporary and separately stated in the consolidated statement of income. During the quarter ended October 26, 2012, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and in February 2013, we conducted a foreclosure sale of the assets subject to our security interest and took possession of the company’s tangible and intangible assets, which resulted in no further gain or loss on the settlement of the debt security. The following table provides a reconciliation of the beginning and ending balance of the NeuroVista debt instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013
Beginning Balance	$-	$5,508,768
Net purchases / (settlements)	-	-
Transfers in/(out) of Level 3	-	-
Other-than-temporary impairment included in net income	-	(4,058,768)
Ending Balance	$-	$1,450,000

Note 15. New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists, with certain exceptions.  This accounting guidance is effective prospectively starting with our first quarter of fiscal year 2015 and is related to presentation only. Its adoption will have no material impact on our consolidated results of operations or financial position.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

•	changes in our common stock price;
•	changes in our profitability;
•	regulatory activities and announcements;
•	effectiveness of our internal controls over financial reporting;
•	fluctuations in future quarterly operating results;
•

failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations;

•	failure to establish, expand or maintain market acceptance or reimbursement for the use of VNS Therapy® or any component which comprises the VNS Therapy System for the treatment of epilepsy;
•

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

•	failure to maintain the current regulatory approvals for our epilepsy and depression indications;
•	failure to obtain insurance coverage and reimbursement for our depression indication;
•	failure to develop VNS Therapy for the treatment of indications other than epilepsy and depression;
•	unfavorable results from clinical studies;
•	variations in sales and operating expenses relative to estimates;
•	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;
•	product liability-related losses and costs;
•	protection, expiration and validity of our intellectual property;
•	changes in technology, including the development of superior or alternative technology or devices by competitors;
•	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;
•	failure to comply with foreign law and regulations;
•	international operational and economic risks and concerns;
•	failure to attract or retain key personnel;
•	losses or costs from pending or future lawsuits and governmental investigations;
•	changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
•	changes in customer spending patterns;
•	continued volatility in the global market and worldwide economic conditions;
•	changes in tax laws or exposure to additional income tax liabilities; and
•	harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen and thirty-nine weeks ended January 24, 2014 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2013 Form 10-K.

Business Overview

We are a medical device company, incorporated in 1987, engaged in the design, development, sales and marketing of an implantable medical device, the VNS Therapy System, which provides neuromodulation therapy for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are also investigating neuromodulation therapy for other indications, including chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System includes the following:

•	an implantable pulse generator to provide appropriate stimulation to the vagus nerve;
•	a lead that connects the pulse generator to the vagus nerve;
•	a surgical instrument to assist with the implant procedure;
•	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
•	instruction manuals; and
•	magnets to suspend or induce stimulation manually.

The VNS Therapy pulse generator and lead are surgically implanted, generally during an outpatient procedure.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameters used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator, with or without replacing the original lead.

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

Index

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. In November 2012, CMS announced calendar year 2013 final Ambulatory Payment Classification (“APC”) reimbursement rates, which were increased over the calendar year 2012 rates by 5.7% for full systems and 7.9% for generator-only replacements.  For calendar year 2014, CMS proposed a new hospital outpatient rule that created “comprehensive” APCs for our products.  These new comprehensive APCs are designed to package reimbursement for all items incurred within a period of up to 30 days into a single payment.  This means that costs associated with services having nothing to do with our device-related procedures may be reimbursed from our comprehensive APCs. However, CMS ultimately postponed the new comprehensive APCs until calendar year 2015. CMS announced calendar year 2014 final rates in November 2013.  The final APC rates for calendar year 2014 were increased as compared to the calendar year 2013 final APC rates by 7.7% for full systems and 5.1% for generator-only replacements.

Any decrease in reimbursement rates or change in reimbursement methodology by CMS, including the proposed new comprehensive APCs, could have an adverse impact on our business and our future operating results.

We continue to invest in and support the development of future generations of our VNS Therapy System, including generators employing new stimulation paradigms, cardiac-based seizure detection, rechargeable battery technology, and wireless communication technology and the integration of conditionally safe magnetic resonance (“MR”) technology with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as seizure monitoring, logging and notification technology using external heart monitoring and movement-related sensor advancements. In addition, we are investing in a pilot study related to the use of VNS Therapy for the treatment of chronic heart failure. We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts to build clinical evidence for VNS Therapy. A description and the status of these studies may be found at www.clinicaltrials.gov. On February 20, 2014, we announced CE Mark approval in Europe for our AspireSR™ generator. The AspireSR generator provides the benefits of VNS Therapy, with an additional feature;  Automatic Stimulation in response to detection of a seizure. Proprietary technology enables the AspireSR generator to analyze relative heart rate changes and better aligns stimulation with the clinical onset of a seizure.

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

We periodically evaluate whether to out-license or to in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and investment agreements that may involve substantial future payments. See “Note 9. Commitments and Contingencies – Investment Agreements” in our consolidated financial statements for additional information.

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

Deferred Licensing Revenue

Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million, plus a royalty on future commercial sales of any product covered by the licensed patents. We retained the responsibility to prosecute the licensed patent applications and estimated that our obligation would be satisfied during the quarter ending April 25, 2014. However, during the quarter ended July 26, 2013, our obligations under the contract ended,  and we amortized the remaining balance of our deferred revenue resulting in recognition of licensing revenue in the consolidated statement of income of $1.5 million for the thirteen weeks ended July 26, 2013.

Index

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues. Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands, except unit sales and percentages):

	For the Thirteen Weeks Ended
	January 24, 2014	January 25, 2013	% Change
U.S.	$53,020	$50,355	5.3%
International	15,171	11,972	26.7%
Total net product sales (1)	$68,191	$62,327	9.4%

Unit Sales
U.S.	2,259	2,255	0.2%
International	1,150	960	19.8%
Total unit sales (2)	3,409	3,215	6.0%

Licensing Revenue	$-	$373	-100.0%

	For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013
U.S.	$167,261	$152,741	9.5%
International	38,436	32,115	19.7%
Total net product sales (1)	$205,697	$184,856	11.3%

Unit Sales
U.S.	7,232	6,905	4.7%
International	3,027	2,596	16.6%
Total unit sales (2)	10,259	9,501	8.0%

Licensing Revenue	$1,468	$1,120	31.1%

(1)  Net product sales represents revenue from sales of generators, leads and other items related to our device.

(2)  Unit sales are based on the number of generators sold.

U.S. net product sales for the thirteen weeks ended January 24, 2014 increased by $2.7 million, or 5.3%, as compared to the thirteen weeks ended January 25, 2013, due to increased unit sales of 0.2% and an increased average selling price of 5.1%. The average selling price increased due to continued market penetration of our higher-priced AspireHC™ generator, price increases effective January 1, 2013 and January 1, 2014, and because we increased our lead sales relative to generators. Unit sales increased in the U.S. by 0.2%, which was less than the equivalent prior period growth rate. We believe that the lower growth rate of U.S. unit sales was primarily due to a combination of holidays that fell in the middle of the week, inclement weather that disrupted hospital and patient schedules, and the disruptive effects of health insurance coverage changes.

International net product sales for the thirteen weeks ended January 24, 2014 increased by $3.2 million, or 26.7%, as compared to the thirteen weeks ended January 25, 2013, due primarily to an increased unit sales of 19.8% and an increase in the average selling price of 6.9%. Unit sales increased in the majority of our international markets, with one particular order that accounted for 10.4% of our international volume growth. The average selling price increased due to favorable pricing on the one large international sale, partially offset by lower average pricing in our European market.

U.S. net product sales for the thirty-nine weeks ended January 24, 2014 increased by $14.5 million, or 9.5%, as compared to the thirty-nine weeks ended January 25, 2013, due to increased unit sales of 4.7% and an increased average selling price of 4.8%. The average selling price increased due to continued higher market penetration of our AspireHC™ generator and price increases effective January 1, 2013 and January 1, 2014. Unit sales increased in the U.S. by 4.7%, which was less than the equivalent prior period growth rate. We believe that the lower growth rate of U.S. unit sales was primarily due to a combination of effects that fell in the quarter ended January 24, 2014, as mentioned above, which included holidays that fell in the middle of the week, inclement weather that disrupted hospital and patient scheduling and the disruptive effects of health insurance coverage changes. Additionally, generator replacement unit growth rates declined but are still in line with our mid-single digit growth rate expectations over the last four quarters.

Index

International net product sales for the thirty-nine weeks ended January 24, 2014 increased by $6.3 million, or 19.7%, as compared to the thirty-nine weeks ended January 25, 2013, due to increased unit sales of 16.6% and an increase in the average selling price of 3.1%. Unit sales increased in most international markets, while one order accounted for 3.9% of our international unit volume growth. The average selling price increased due to favorable pricing on the one large international sale, partially offset by lower average pricing in our European market.

Licensing revenues decreased to zero from $0.4 million for the thirteen weeks ended January 24, 2014 as compared to the thirteen weeks ended January 25, 2013, due to the fact that deferred revenue was fully amortized during the thirteen weeks ended July 26, 2013.   Licensing revenue increased by $0.3 million for the thirty-nine weeks ended January 24, 2014, as compared to the thirty-nine weeks ended January 25, 2013,  because we fully amortized the remaining balance of our deferred revenue during the thirteen weeks ended July 26, 2013.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Cost of sales	9.5%	8.6%	9.6%	8.4%
Selling, general and administrative	43.2%	42.5%	42.7%	44.4%
Research and development	16.4%	16.3%	16.8%	16.1%
Litigation settlement	0.0%	0.0%	3.6%	0.0%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended January 24, 2014 increased by 0.9% to 9.5%, as compared to the thirteen weeks ended January 25, 2013. This increase was primarily due to the MDET on devices sold domestically, which added an incremental $0.5 million, or 0.7%, to cost of sales.

Our cost of sales as a percent of net sales for the thirty-nine weeks ended January 24, 2014 increased by 1.2% to 9.6%, as compared to the thirty-nine weeks ended January 25, 2013.  This increase was primarily due to the MDET on devices sold domestically, which added an incremental $2.3 million, or 1.1%, to cost of sales.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses as a percent of net sales for the thirteen weeks ended January 24, 2014 increased by 0.7% to 43.2%, as compared to the thirteen weeks ended January 25, 2013,  primarily due to increased costs, amounting to $1.2 million or a 1.8% increase, associated with the large international sale as noted in the revenue analysis above, offset by decreased incentive compensation costs. SG&A expenses as a percent of net sales for the thirty-nine weeks ended January 24, 2014 decreased by 1.7% to 42.7%, as compared to the thirty-nine weeks ended January 25, 2013, primarily due to decreases  in incentive compensation costs.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses as a percentage of sales for the thirteen weeks ended January 24, 2014 increased 0.1% to 16.4%, as compared to the thirteen weeks ended January 25, 2013. R&D expenses as a percentage of net sales for the thirty-nine weeks ended January 24, 2014 increased by 0.7% to 16.8%, as compared to the thirty-nine weeks ended January 25, 2013. These increases  of R&D expenses were primarily due to an increase in our product development efforts with respect to the AspireSR™ generator, the ProGuardian™ seizure monitoring system, the Centro™ generator with wireless communication technology, and studies related to the treatment of chronic heart failure with Autonomic Regulation Therapy.

Litigation Settlement

We settled a lawsuit relating to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million, recorded as a separate item in our operating expenses in the consolidated statement of income for the thirty-nine weeks ended January 24, 2014. For a description of this matter, see “Note 9. Commitments and Contingencies – Litigation” in the notes to our consolidated financial statements.

Index

Impairment of Investment

During the thirteen weeks ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista Corporation, a privately-held, development-stage medical device company, was below the carrying value and recorded an other-than-temporary impairment loss of $4.1 million,  which was recorded as a non-operating expense. See “Note 14. Fair Value Measurements” in the notes to the consolidated financial statements for further details.

Gain on Warrants’ Liability

During the thirteen weeks ended January 25, 2013,  we realized a non-operating, non-cash gain of $1.3 million based on the change in fair value of our liability-based warrants. See “Note 13.  Derivatives – Warrants’ Liability” in the notes to the consolidated financial statements for further details.

Income Taxes

Our effective tax rate for the thirty-nine weeks ended January 24, 2014 was 35.5%, driven primarily by our U.S. federal income tax rate of 35.0% plus state and foreign income taxes, permanent differences and discrete items. Our effective tax rate for the thirty-nine weeks ended January 25, 2013 was 36.6%, driven primarily by our U.S. federal income tax rate of 35% plus state and foreign income taxes and permanent differences. The 1.1% reduction in the tax rate between the two periods was primarily due to U.S. federal and Texas R&D tax credits. In January 2014, we filed our U.S. federal tax return for the fiscal year ended April 26, 2013 and generated an R&D tax credit greater than our original estimate, and we recorded a discrete reduction to the effective tax rate.  In addition, the Texas R&D tax credit was enacted during the thirteen weeks ended July 26, 2013 and applies to our tax year ended April 26, 2013 and provided a reduction to the effective tax rate. Finally, we expect increased R&D activity, and an increased U.S. federal and Texas R&D tax credit, for the fiscal year ending April 25, 2014, as compared to fiscal year ended April 26, 2013.

As of January 24, 2014, we have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. These earnings, while not material to our consolidated statements of income, are intended to be permanently reinvested outside the United States.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for the fiscal year 1992 and subsequent years, with certain exceptions. During the thirty-nine weeks ended January 24, 2014, the Belgium tax authority concluded an audit of our European subsidiary, Cyberonics Europe BVBA (“Cyberonics BVBA”) with respect to transfer pricing for fiscal years 2011 and 2010, and as a result we agreed to forfeit $18.2  million in Cyberonics BVBA net operating loss carryforwards (“NOLs”).  Based on this conclusion,  during the thirteen weeks ended January 24, 2014, we reduced our deferred tax assets by $6.2 million and released an equal amount of valuation allowance that resulted in no effect to the tax provision. We periodically review the activity of Cyberonics BVBA to determine if the remaining balance of the NOLs are more likely than not recoverable. As of January 24, 2014, we have not released the remaining balance of the valuation allowance, however,  if  our review at April 25, 2014 determines that the NOLs are more likely than not recoverable, we would release some or all of the remaining valuation allowance, resulting in a reduction of our effective tax rate for the fiscal year ending April 25, 2014.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 24, 2014 and January 25, 2013 was as follows (in thousands):

	For the Thirty-Nine Weeks Ended
	January 24, 2014	January 25, 2013	Change
Operating activities	$37,748	$55,705	$(17,957)
Investing activities	(32,100)	(26,604)	(5,496)
Financing activities	(34,800)	(9,095)	(25,705)
Effect of exchange rate changes on cash and cash equivalents	43	(129)	172
Net increase (decrease)	$(29,109)	$19,877	$(48,986)

Index

Operating Activities

Cash provided by operating activities decreased by $18.0 million during the thirty-nine weeks ended January 24, 2014, as compared to the thirty-nine weeks ended January 25, 2013, primarily due to a decrease in the non-cash deferred tax benefit of $17.4 million related primarily to utilization of net operating losses.

Investing Activities

Cash used in investing activities increased by $5.5 million during the thirty-nine weeks ended January 24, 2014, as compared to the thirty-nine weeks ended January 25, 2013, primarily due to a $6.4 million increase in purchases of property, plant and equipment  primarily for the Costa Rica manufacturing facility, an increase in cost-method equity investments of $2.8 million, and an increase in purchases of intangible assets of $1.3 million, offset by a net decrease in investments in short-term securities of $5.0 million. The intangible asset purchases  focused on patent and patent right purchases related to the treatment of obstructive sleep apnea,  the integration of conditionally safe MR technology with our leads and cardiac-based and cranial nerve-based seizure detection technology.  We expect to expend approximately $17  million for property, plant and equipment during fiscal year 2014, including the Costa Rica project. The construction of the Costa Rica manufacturing facility is expected to be largely completed in fiscal year 2014 and to become operational in fiscal year 2015. Finally, we invested $5.4 million in the preferred stock of two private medical device start-up companies. Refer to “Note 6 – Investments” in the consolidated financial statements for more information about these companies.

Financing Activities

Cash used in financing activities increased by $25.7 million during the thirty-nine weeks ended January 24, 2014, as compared to the thirty-nine weeks ended January 25, 2013, primarily due to a $39.2 million increase in purchases of treasury stock offset by an  increase in realized windfall tax deductions related to the vesting and exercise of share-based compensation arrangements. We purchase our common stock on the open market, and the volume and timing of such purchases depend on market conditions and other factors. On January 26, 2013, the Board of Directors authorized the repurchase of one million shares, and we completed this program in early December 2013. On December 3, 2013, our Board of Directors authorized an additional repurchase program of one million shares, which we expect to complete by the end of fiscal year 2015.

Liquidity

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities for the next 12 months. Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” previously.

Index

Contractual Obligations and Commitments

A summary of contractual obligations as of January 24, 2014 are as follows:

Contractual obligations related to off-balance sheet arrangements:	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total Contractual Obligations
Operating leases (1)	$1,614,235	$2,306,515	$766,967	$649,713	$5,337,430
Inventory purchases (2)	3,387,898	-	-	-	3,387,898
Clinical studies and patient registries	470,814	37,860	-	-	508,674
Investments (3)	784,242	2,250,966	1,500,000	750,000	5,285,208
Other (4)	441,268	-	-	-	441,268
Total (5)	$6,698,457	$4,595,341	$2,266,967	$1,399,713	$14,960,478

(1)

Reflects operating lease obligations related to facilities, office equipment and automobiles. The lease obligations do not reflect rent collected from the tenants in our headquarters building. These rents currently amount to approximately $350,000 per year.

(2)

Reflects certain inventory purchase commitments that specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)

Reflects contractually optional but expected future purchases primarily for patent and patent rights with our collaborative partners and minimum royalty payments. The amount of $750,000 due “over five years” is comprised of one year of minimum royalty payments.

(4)

Reflects expected future payments in connection with: (i) an information technology service agreement, (ii) sales, marketing and training events and (iii) our Costa Rica manufacturing facility land purchase and construction contract.

(5)	The table above does not reflect the unrecognized tax benefits of $7.1 million due to our inability to make a reasonably reliable estimate of the timing of any payments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates and concentration of credit that could adversely affect our consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in our 2013 Form 10-K for the year ended April 26, 2013 in Part II, Item 7A. There have been no material changes from the information provided therein.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 24, 2014.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended January 24, 2014, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
October 26 – November 29, 2013	180,000	$59.8370	180,000	80,200
November 30 – December 27, 2013	98,843	67.9960	97,500	982,700
December 28 - January 24, 2014	54,000	66.2917	54,000	928,700
Totals	332,843	63.2882	331,500

(1)

Total number of shares purchased includes shares purchased as part of a publicly announced plan and shares purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.

(2)	Shares are purchased at market price.
(3)

On January 26, 2013, the Board of Directors authorized a program to repurchase up to one million shares. This program was completed early in December 2013. On December 3, 2013 the Board authorized an additional repurchase program of one million shares. This program is expected to be completed by the end of fiscal year 2015.

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

Date:  February 21, 2014

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