Form 10-K
period 2014-04-25
CYBERONICS INC
filed 2014-06-16
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2014
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

_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer		Accelerated filer	
Non-accelerated filer	 (Do not check if a smaller reporting company)	Smaller reporting company	

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 25,  2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $1,012.7 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 5, 2014, 26,673,565 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2014 Annual Meeting of Stockholders, which will be filed within 120 days of April 25, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYBERONICS, INC.

In this Annual Report on Form 10-K, “Cyberonics,” “the Company,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L.).

______________

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

PART I

Item 1.  Business

General

We are a medical device company, incorporated in 1987, engaged in the design, development, sale and marketing of an implantable medical device, the VNS Therapy® System, that delivers a unique therapy, vagus nerve stimulation (“VNS”) therapy using pulsed electrical signals applied to the vagus nerve for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are also investigating the use of vagus nerve stimulation and other neuromodulation therapy for other indications, including chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

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

We sell the VNS Therapy System for refractory epilepsy to hospitals and ambulatory surgery centers (“ASCs”). In addition to maintaining and expanding our regulatory approvals, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for the VNS Therapy System for the treatment of refractory epilepsy.

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

VNS Therapy for Epilepsy

Epilepsy is characterized by recurrent seizures that are broadly categorized as either partial or generalized at onset. According to the U.S. Centers for Disease Control and the Epilepsy Foundation of America,  approximately 2.2 and 2.8 million individuals in the U.S. have some form of epilepsy, with approximately 150,000 new cases diagnosed each year. We estimate, based on a World Health Organization study on epilepsy, that there are in excess of 3.0 million individuals with epilepsy in Western Europe with over 150,000 new cases diagnosed each year; in Japan, these numbers are approximately  1 million and 50,000, respectively. In addition, it is estimated that approximately 50% of patients with epilepsy experience partial onset seizures. A number of clinical studies have shown that more than 30% of people with epilepsy continue to experience seizures in spite of treatment with seizure medications. People with epilepsy who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate medication therapies for a reasonable period of time are considered to have drug-resistant, or drug-refractory, epilepsy. For reasons that are not clear, partial onset seizures are generally more resistant to currently available therapies than generalized seizures. Globally there are several broad types of treatment available to persons with epilepsy: multiple seizure medications, various forms of the ketogenic diet, vagus nerve stimulation, resective brain surgery, trigeminal nerve stimulation, responsive intracranial neurostimulation and deep brain stimulation. Seizure medications typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. When seizure medications alone are not effective, and brain surgery is either not an appropriate treatment option or is refused by the patient, VNS therapy may be considered.

In the U.S., and in most major markets in the world, the VNS Therapy System is indicated as an adjunctive treatment for patients 12 years old and older whose seizures are resistant to antiepileptic drugs.  In most markets outside the U.S., the indication also includes patients under 12 years of age and those who experience generalized seizures. Our analysis of an internal database of patients who received an implant of the VNS Therapy System, including the first model of our generator (the Model 100), indicates that over 70% have chosen to continue with the VNS Therapy System when the generator battery is depleted. To date, an estimated 89,000 patients have been treated with the VNS Therapy System for epilepsy.

VNS Therapy for Depression

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

In July 2005, the FDA approved our VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada, Brazil, Mexico, Australia,  Israel and certain other international markets have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions. To date, an estimated 4,100 patients worldwide have been treated with the VNS Therapy System for depression. In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of VNS therapy for patients with TRD, significantly limiting access to this therapeutic option for many patients.  Following this decision in 2007, we have not engaged in active commercial efforts with respect to TRD in any of our markets.  As a result of new clinical evidence, including the completion of a post-approval dosing study and more than five publications in peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD for a Medicare beneficiary sub-population that is estimated to represent approximately 0.2% of CMS’s patient population.  CMS declined our request for reconsideration in May 2013.  We continue to support patient and psychiatrist appeals to this decision and are working with other interested parties to pursue access to the VNS Therapy System for patients experiencing TRD.  The timing and outcome of these efforts remain uncertain.

VNS Therapy for Other Indications

Chronic Heart Failure (“CHF”)

In 2011, we commenced a program to ascertain whether the VNS Therapy System could be utilized for treating patients with CHF. This program included an open-label study of 60 patients with chronic symptomatic heart failure with a classification of New York Heart Association class II and III – the ANTHEM-HF pilot study. This study is now complete.  The ANTHEM-HF investigators have submitted an abstract for presentation at the meeting of the European Society of Cardiology Meeting in early September 2014. We plan to increase our research and development expenditures in this area in fiscal year 2015. We intend to submit an application to the European regulatory authority for CE Mark approval. We may consider partnering with another company to further develop or commercialize this technology.

Other indications

In addition to exploring the use of the VNS Therapy System for the treatment of CHF, we have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications, such as traumatic brain injury and fibromyalgia. At this time, we do not have any immediate, specific plans to conduct studies or further develop the VNS Therapy System for additional therapeutic indications; however, we continue to explore ways to expand the use of the VNS Therapy System.

VNS Therapy System

The VNS Therapy System was the first medical device treatment approved by the FDA for refractory epilepsy and for TRD. The safety profiles for VNS therapy and the VNS Therapy System, including the implant procedure, are well established in clinical studies of refractory epilepsy and TRD.

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

The implanted pulse generator delivers a mild electrical pulse through the lead attached to the left vagus nerve. The vagus nerve is the longest of the cranial nerves, extending from the brain stem through the neck to organs in the chest and abdomen. Preclinical studies and mechanism-of-action research suggest that intermittent stimulation of the left vagus nerve in the neck modulates a number of structures and alters blood flow bilaterally in several areas of the brain. These studies have also shown that stimulation of the left cervical vagus nerve is effective in suppressing the intensity or frequency of seizures and results in persistent or cumulative antiepileptic effects. The mechanism-of-action research associated with our depression studies has shown that stimulation of the left vagus nerve results in modulation of areas of the brain thought to be important in the regulation of mood.

The VNS Therapy System delivers stimulation to the left vagus nerve by means of electrical pulses on a regular, intermittent basis. For all models the initial stimulation parameters recommended in the labeling are a 30-second period of stimulation, referred to as ON time, followed by a five-minute period without stimulation, referred to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and the stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a programming computer using our programming wand and software. In addition, patients with epilepsy can use a small, handheld magnet provided with the VNS Therapy System to activate or inhibit stimulation manually. On-demand therapy can be activated by those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide control of stimulation-related side effects by allowing the patient to discontinue stimulation temporarily, if desired.

The AspireSR™ generator is capable of delivering programmable stimulation comparable to other VNS Therapy generators. The AspireSR generator also enables additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed certain variable thresholds. Heart-rate changes accompany seizure activity in certain patients.  The thresholds are programmed by the patient’s physician and can be adjusted to suit individual patient needs.

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the lead to deliver mild electrical pulses to the vagus nerve. The pulse generator is a battery-powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure. The Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®) and Model 105 (AspireHC®) generators are the VNS Therapy pulse generators we currently offer in the U.S. and most markets worldwide. In addition to these models, we also offer the Model 106 (AspireSR) generator in Europe and other international markets. The generators are comprised of a printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on the printed circuit board using surface-mount technology. The assembled circuit board is then tested and mounted with the battery in the titanium case, which is closed and sealed by a laser weld. A header to which the lead connects is added, and each unit is subject to final release testing prior to being sterilized and packaged. We manufacture these devices in our Houston, Texas facility. We expect to manufacture the Model 103 generator in our new Costa Rica facility, for our international market upon regulatory approval, by approximately December 2014.

Lead.  The lead conducts the electrical pulses from the pulse generator to the vagus nerve. The lead incorporates electrodes, which are self-sizing and flexible, minimizing mechanical trauma to the nerve. The lead’s two electrodes and anchor tether wrap around the vagus nerve, and the connector end is tunneled subcutaneously to the upper chest area, where it attaches to the pulse generator. We currently offer two lead models in the U.S., each with differences in flexibility. The leads are available in two inner spiral diameter sizes for use on different-sized nerves.

Programming Wand and Software.  Our programming wand and proprietary software are used to interrogate the implanted pulse generator and to transmit programming information from a programming computer to the pulse generator via an inductive coupling. Programming capabilities include modification of the pulse generator’s programmable parameters (pulse width, amplitude, frequency and stimulation ON and OFF intervals) and storage and retrieval of telemetry data.

Programming Computer. Our newest programming computer is a tablet device that functions in conjunction with the programming wand and software described above.  We are in the process of transitioning to the tablet device from a smaller programming computer device referred to as a personal digital assistant or “PDA.” We expect to complete the worldwide transition to the tablet device during the fiscal year ending April 24, 2015.

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

Patient Essentials Kit.  The patient kit includes two magnets, one on a wrist-band and one with a belt-clip.

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

Product Releases and Future Development

Our epilepsy product development efforts are directed toward improving the VNS Therapy System, improving its efficacy, and developing new products that provide additional features and functionality.

We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software and to introduce new products. We support a variety of studies for our product development efforts and to build clinical evidence for the VNS Therapy System. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. Our R&D efforts will require significant funding to complete and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all new or improved products. Our company sponsored research and development activities of $46.6 million, $41.6 million and $35.3 million in the fiscal years 2014, 2013 and 2012, respectively. Our research and development activity includes clinical and regulatory activity.

We continue to invest in and support the regulatory approval of the AspireSR generator and the development of future generations of our VNS Therapy System that include generators with wireless communication technology (Centro™ generators), new stimulation paradigms, rechargeable battery technology and the integration of magnetic resonance imaging compatibility with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as the ProGuardian™ in-home event monitoring system, capable of seizure monitoring, logging and notification using external heart-monitoring and movement-related sensor advancements. The first ProGuardian System will be the ProGuardianREST™ System for use during nighttime and periods of rest. In addition, we are investing in a program to ascertain whether the VNS Therapy System could be used for treating patients with CHF.

In April 2011, we commenced a European clinical study (designated “E-36”) to support regulatory approval of our AspireSR generator in Europe and in the U.S. We submitted the results of the E-36 study to the European regulatory body in December 2013 and received CE Mark approval for the AspireSR generator in February 2014 and have commenced commercial release in Europe. In September 2012, we submitted an Investigational Device Exemption (“IDE”) request to the FDA for the purpose of conducting a U.S. pilot study of the AspireSR generator (designated “E-37”). The IDE was approved in December 2012, and as of April 25, 2014, all study participants have been implanted. We anticipate having the study results during fiscal year 2015. In May 2014, we submitted an application to the European notified body, DEKRA Certification, Inc. (“DEKRA”), for approval of the ProGuardian REST system.

We have invested approximately $15.9 million in innovative medical device start-up companies. We account for these investments under the cost-method as we do not exercise significant influence over the investees. One such company is Cerbomed GmbH (“Cerbomed”), which is a privately-held, European development-stage company working on a transcutaneous vagus nerve stimulation device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received CE Mark approval for its device for the treatment of epilepsy and depression in March 2010. Cerbomed has initiated a clinical study in Germany to study outcomes in the treatment of refractory epilepsy, and we have the option to conduct a trial in the U.S. for the purpose of seeking FDA approval of their device for the treatment of drug-resistant epilepsy. We also hold an exclusive option for the worldwide sales and distribution of their system for the treatment of epilepsy. In addition, we invested in ImThera Medical, Inc., a privately-held development-stage company working on a neurostimulation device system for the treatment of obstructive sleep apnea.

Manufacturing and Sources of Components and Raw Materials

We manufacture our products at our manufacturing facility located in our corporate headquarters in Houston, Texas, with the exception of the programming computer, which is a purchased component. We purchase the components and raw materials used in manufacturing these products from various suppliers.  For reasons of quality, product availability and expense control, certain components and raw materials are purchased from sole-source suppliers. We work closely with our suppliers, including our sole-source suppliers, to ensure continuity of supply and quality. Due to the FDA’s rigorous quality requirements regarding the manufacture of medical devices, including the VNS Therapy System, we may not be able to change suppliers or to identify alternate suppliers quickly or easily. Although component or raw material supply has not historically been an issue, any reduction or interruption in supply could adversely impact our business.

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

In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized DEKRA to act as our notified body to ensure that our products and quality system complies with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC (“ISO 13485”), which relates to active implantable medical devices, and with the requirements of the Canadian medical devices regulations.  We constructed a second manufacturing facility in Costa Rica, which we expect to be operational, upon regulatory approval, by approximately December 2014. We expect this facility to be compliant with the same international standards and QSR regulations as the U.S. facilities.

Marketing and Sales

U.S.

We market and sell our products for drug-resistant epilepsy through direct sales and marketing teams.

In the U.S., our sales and marketing plan focuses on creating awareness and demand for the VNS Therapy System among epileptologists and neurologists who treat refractory epilepsy, implanting surgeons, ancillary healthcare professionals, third-party payers, hospitals and patients and their families. Our efforts focus on comprehensive epilepsy treatment centers and community-based practices engaged in the treatment of epilepsy.

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

International

We are approved to market our products in more than 73 countries. We market and sell our products in these countries through a combination of a direct sales force in certain European countries and independent distributors elsewhere. Our objectives include increasing sales in existing markets and expanding the number of countries where the VNS Therapy System is available to patients.

The VNS Therapy System is currently marketed and sold for epilepsy in every major European market. The majority of sales in Europe are driven by a direct sales force. In some European countries, we establish distribution agreements with independent distributors to better suit the needs of our customers, such as Italy,  the Balkans and eastern Europe. We also have distribution agreements with independent distributors covering a number of other territories outside of Europe, including Canada, Mexico, Australia, parts of Central and South America, the Middle East, China, Japan, and other parts of Asia. The distribution agreements generally grant the distributor exclusive rights for the particular territory for a specified period of time, typically one to three years. Under the terms of the agreement and local law, we may be required to compensate the distributor in the event that the agreement is terminated by us or is not renewed upon expiration. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for the relevant territory and agrees to certain minimum marketing and sales expenditures, as well as to purchase commitments with limited return rights. Our pricing to distributors is generally fixed under the terms of the distribution agreements, but may change at our election with as little as 30 days prior notice under most agreements. The average sales price in each country is based on local market conditions and is primarily dictated by public and private reimbursement. Typically, the sales price in international markets is lower than in the U.S.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA under the FDCA and, in some instances, state authorities and foreign governments.

U.S. FDA Regulation

Before a new medical device can be introduced into the U.S. market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval (“PMA”) application.

The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes several years to complete. The PMA application claims must be supported by scientific evidence, typically in the form of pre-clinical and clinical data relating to the safety and effectiveness of the device, and must include other information about the device and its components, design, manufacturing and labeling.  The choice of the submission process is determined based on a risk-based classification system and whether similar devices were on the market prior to the introduction of the Medical Device Regulations in 1976. Medical devices are classified into 3 classes of device; Class 1-low risk, Class 2 - moderate risk and Class 3 – high risk. High risk examples typically include implantable and life-sustaining or life-supporting devices. The 510(k) submission route is used for Class 1 and 2 medical devices. Class 3 medical devices generally fall under the PMA regulations with a few exceptions. FDA classified the VNS Therapy System as a Class 3 medical device, which required that we follow the PMA procedure.

When clinical trials of a class 3 medical device are required in order to obtain FDA approval, the sponsor of the trial is required to file an Investigational Device Exemption (“IDE”) application before commencing clinical studies. The IDE application must be supported by data, which typically include the results of extensive bench testing, animal testing, and formal lab testing, all of which must be conducted in accordance with good laboratory practices, appropriate design controls and scientific justification. The FDA reviews and must approve an IDE before a study may begin in the U.S. In addition, the study must be approved by an Institutional Review Board charged with protecting study subjects for each clinical site. When all approvals are obtained, the study may begin. The FDA will approve a PMA application only if the application can provide reasonable assurance that the device is safe and effective for its intended use. As part of the PMA application review, the FDA inspects the manufacturer’s facilities for compliance with its QSR. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical studies, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for FDA approval prior to implementation of the changes.

Since the FDA clearance and approval processes for a medical device are lengthy and expensive, and the outcomes are uncertain, there can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any new or improved product on a timely basis or at all.

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

Other U.S. Regulation

We are subject to the Transparency Reports and Reporting of Physician Ownership or Investment Interests (the “Sunshine Act”), which was finalized by CMS on February 8, 2013 as part of the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, (the “Health Care Acts”). This healthcare reform legislation is intended to increase the transparency of healthcare companies’ interactions with healthcare providers. Pursuant to the Sunshine Act, we are required by law to disclose all payments and other transfers of value to U.S. physicians and teaching hospitals effective August 1, 2013.

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

Certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S.  Specifically, we have authorized DEKRA to act as our notified body to ensure that our products and quality systems comply with the requirements of ISO 13485, which relates to active implantable medical devices and the Canadian medical devices regulations.

Third-Party Reimbursement in the U.S. Market

We sell the VNS Therapy System for refractory epilepsy to hospitals and ASCs on payment terms that are generally 30 days from the shipment date. In addition to maintaining regulatory approval, our ability to expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, we have broad coverage, coding and reimbursement for the VNS Therapy System for the treatment of refractory epilepsy.

We estimate that the Centers for Medicare and Medicaid Services (“CMS”) pay for approximately 25% to 30% of the VNS Therapy System implants under Medicare and approximately 15% to 20% under Medicaid.  The CMS annually updates and issues its reimbursement rates under the comprehensive Ambulatory Payment Classification (“APC”) system.  The Medicaid reimbursement rates, while based on the CMS rates, vary by state. A decrease in APC reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We employ case managers, available through our reimbursement hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis or policy level.

We believe reimbursement or payment rates from private insurers were largely unchanged over the past year. However, CMS has made significant changes to the amounts that are reimbursed to hospitals over the years. The calendar year 2014 rates increased over the calendar year 2013 rates by 7.7% for full systems and 5.1% for generator-only replacements. The calendar year 2013 reimbursement rates increased over the calendar year 2012 rates by 5.7% for full systems and 7.9% for generator-only replacements. The calendar year 2012 reimbursement rates  increased over the calendar year 2011 rates by 6.4% for full systems and 3.0% for generator-only replacements.

The Health Care Acts were enacted into law in March 2010. Certain provisions of the Health Care Acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. Beginning in 2013, the law levies a 2.3% excise tax on our U.S. medical device sales. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination - such as bundled physician and hospital payments under the APC system. Additionally, the law includes the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014.

CMS has delayed implementation of its proposal to create comprehensive APCs until calendar year 2015.  According to the agency, the policy is being pursued to improve the accuracy and transparency of its payment for certain device-dependent services.  Originally, CMS proposed classifying 29 of the 39 device-intensive APCs as comprehensive APCs, resulting in a single, all-inclusive payment for the primary service with no additional reimbursement for concomitant procedures performed during the same operative session, which includes reimbursable items incurred within a period of no longer than 30 days. CMS has delayed this proposal to allow additional time to modify its methodology to make larger payments for the many complex and costly multiple device procedures that would be affected.  Within the calendar year 2014 Final Rule, CMS provides a granular discussion of its methodology for constructing the comprehensive APC payment rates.  CMS requested additional public comment on this methodology and will release proposed calendar year 2015 comprehensive APC rates in its outpatient prospective payment system proposed rule on or around July 1, 2014.  We cannot predict what healthcare programs and regulations ultimately will be implemented at the federal or state level; however, additional bundling of more services and procedures into the comprehensive APC methodology could significantly reduce reimbursement for procedures using our medical devices, deny coverage for such procedures or cause adverse decisions relating to our products and therefore could have an adverse impact on our consolidated financial condition and results of operations.

Medicare

Under the current CMS policy, the VNS Therapy System is covered for patients with medically refractory partial onset seizures for whom surgery is not recommended or for whom surgery has failed. In May 2007, CMS concluded that Medicare coverage is not available for VNS therapy as a treatment for TRD and declined our request for reconsideration of coverage on May 28, 2013.

Medicaid

Medicaid programs generally cover hospital inpatient and outpatient services that are medically necessary and appropriate. With respect to epilepsy, most state Medicaid agencies have developed their own coverage policy for the VNS Therapy System or have adopted the national CMS coverage policy, although payment amounts vary from state to state. With respect to TRD, a small number of Medicaid programs provide coverage for the VNS Therapy System on a case-by-case basis, but most are still evaluating a coverage policy or have issued a non-coverage policy. CMS’s non-coverage determination for the treatment of TRD has made it difficult to obtain Medicaid coverage.

Medicaid reimbursement mechanisms vary state by state. Medicaid policy and payment methodologies change on a regular basis, so we are engaged in ongoing efforts to obtain or attempt to ensure continued access and acceptable reimbursement for patients covered by Medicaid programs. Recent financial problems at various state Medicaid programs have limited payments for VNS therapy from time to time, and these problems may continue.

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, we estimate that private payers account for 50% to 60% of patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or have adopted the national CMS coverage policy for use of the VNS Therapy System in epilepsy. Private payers in several states have recently adopted less restrictive guidelines as to which patients would be eligible for the VNS Therapy System, particularly patients with all seizure types, including generalized seizures. Most private payers either have no policy or have a non-coverage policy with respect to coverage for TRD.

Payment rates vary among third-party plans based on contracts and payment methods of specific providers. Audits of providers have revealed that the average reimbursement rates for VNS therapy-related procedures are generally acceptable to the providers.

In deciding to cover a new product or therapy, private payers base their initial coverage decision on several factors, including, but not limited to:

,
—	the status of the FDA’s review of the product;
—	CMS’s national coverage determinations, as well as local coverage determinations by Medicare contractors;
—	BlueCross BlueShield Technology Evaluation Center recommendations;
—	other technology assessments, including, but not limited to, those provided by Hayes, Inc., the ECRI Institute and the California Technology Assessment Forum;
—	the product’s safety and efficacy;
—	the number of clinical studies performed and peer-reviewed articles published with respect to the product; and
—	comparative effectiveness relative to other therapies.

Payment for VNS Therapy Outside the U.S.

Margins on our VNS Therapy System sales outside the U.S. vary on a country-by-country basis and depend on the method of product distribution chosen by us for that country. In certain countries governments are involved in setting reimbursement rates or setting limitations on the total number of devices purchased, or both, which generally results in a lower reimbursement rate than in the U.S. market. In fiscal year 2014, our international net product sales accounted for approximately 20% of total net product sales, and the three largest individual country markets were the United Kingdom, France and Germany. In these countries we sell directly to hospitals, and the amount received may vary even within a country. Total sales are also affected by national and local health budgets and limitations on the number of products purchased in a given year.

Increasing prices for the VNS Therapy System, or setting a higher price for the newer models, such as the Demipulse, Demipulse Duo, AspireHC and AspireSR generators, can be a difficult and time-consuming process, in some instances involving submissions to government agencies.

Competition

The healthcare industry is characterized by extensive research efforts and rapid technological progress. As other forms of neurostimulation are investigated and developed for epilepsy or depression, they may emerge as competition for the VNS Therapy System. In addition, the development by others of new treatment methods with novel anti-seizure and anti-depressant drugs or medical devices for epilepsy or depression could render the VNS Therapy System noncompetitive or obsolete. Advancements in surgical techniques could make surgery a more attractive therapy for epilepsy or depression. We believe that existing and future drug therapies are the primary competition for the VNS Therapy System in the near term. Any neurostimulation techniques could prove to be more effective, more accessible, more predictable, or more rapidly acting than the VNS Therapy System for epilepsy or TRD.

We face competition from small, emerging or large medical device or pharmaceutical companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. These competitors or potential competitors could have substantially greater financial, manufacturing, marketing and technical resources than we have, and as a result, may develop technologies, obtain patents and regulatory approvals for products that are more effective in treating epilepsy or depression than our current or future products.

Epilepsy

We expect to face competition from other medical device companies for the treatment of epilepsy. Medtronic, Inc. has received approval from the FDA for its Activa Neurostimulator, a DBS device indicated for the treatment of essential tremor, Parkinson’s Disease and severe obsessive compulsive disorder and has submitted a PMA to the FDA for use of the Activa Neurostimulator for the treatment of refractory epilepsy. The device already has approval for marketing in the European countries governed by CE Mark approval, and Medtronic has begun commercial marketing in several European countries. A company based in Europe, Neurotech, SA, now owned by Sorin Group, Italy, has obtained CE Mark approval for a device capable of vagus nerve stimulation for the treatment of epilepsy. However, we do not believe Neurotech has commenced commercialization. Another company, CerebralRx Ltd. based in Israel, developed an implantable device capable of vagus nerve stimulation for the treatment of epilepsy and has CE Mark approval. CerebralRx has initiated commercialization efforts in several European countries. In November 2013, the FDA approved NeuroPace, Inc.’s responsive neurostimulation device for the treatment of refractory epilepsy. This device includes electrodes placed in pre-determined areas in the brain where seizures are thought to originate. NeuroPace has commenced commercial activity in the U.S.

Several non-invasive neurostimulation technologies are emerging, as well. NeuroSigma Inc., based in the U.S., is focused on the development of a trigeminal nerve stimulation device for the treatment of attention deficit hyperactivity disorder, major depressive disorder, and refractory epilepsy. NeuroSigma Inc. received CE Mark approval for this technology for the treatment of refractory epilepsy and has begun commercialization in Europe. Cerbomed GmbH (“Cerbomed”), a privately-held company based in Germany, has developed a transcutaneous vagus nerve stimulation device that is also CE Mark approved for the treatment of epilepsy. Cerbomed has initiated a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. We have invested approximately $3.9 million in Cerbomed.

We believe that the primary competitive factors within the epilepsy treatment markets are the safety, tolerability and efficacy of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement, quality of life improvements and product reliability. We believe that the VNS Therapy System compares favorably with competitive products as to these factors.

Depression

A well-established array of antidepressant drugs typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive or treatment-resistant depression. For patients with certain types of severe depression or those at acute risk for suicide, ECT may be used.  Recently, the FDA initiated a review of ECT for the purpose of evaluating its device classification status.  Although the FDA has not announced the outcome of its review, in time, manufacturers of ECT devices may be required to submit and obtain FDA approval of a PMA application to remain on the U.S. market. These treatment modalities represent the current standard of care for TRD as to which the VNS Therapy System must compete to be successful commercially as a therapy for TRD.

At least two non-invasive device-based therapies have been approved by the FDA since October 2008 for depression. Repetitive transcranial magnetic stimulation, developed and marketed by Neuronetics Inc., based in the U.S., consists of an externally-placed coil that delivers a pulsed magnetic field and is indicated for depression that has not responded to prior adequate treatments. Other companies, including Brainsway Ltd., based in Israel, have developed various forms of transcranial magnetic stimulation for depression. The Brainsway Ltd. device has also been approved by the FDA.

Patents, Licenses and Proprietary Rights

As of April 25, 2014, we owned or licensed approximately 173 U.S. patents and 299 pending U.S. patent applications, in addition to foreign patents and applications corresponding to the foregoing U.S. patents and applications.  These patents and patent applications cover various aspects of the VNS Therapy System and methods of treatment for a variety of disorders, including traumatic brain injury, cardiac disorders, hypertension, motility disorders, coma and chronic pain, through electrical stimulation of the vagus nerve or other neural tissue. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license approximately 67 patents issued by the European Patent Office or other international authorities and 162 patent applications pending in the European Patent Office or before other national or international authorities. Patents generally expire twenty years from filing of the patent application,  are effective only after issuance, and only in the country where issued. Patents are costly and can be difficult to obtain.

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

In April 2012, we filed a complaint in the United States District Court for the Southern District of Texas against Dr. Zabara in response to a letter from Dr. Zabara alleging that he is entitled to royalties on products that incorporate his patents licensed to us under the 1988 license agreement, even if the patents have expired. In September 2013, we settled the lawsuit with Dr. Zabara. For a description of this matter, see “Note 11. Commitments and Contingencies – Litigation” in our consolidated financial statements.

We do not have indication-specific patent coverage for vagus nerve stimulation for epilepsy or depression.

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

Employees

As of April 25, 2014, we had 639 employees globally.  We believe that our success and ability to successfully expand the commercialization of our VNS Therapy System will be driven by strong leadership and the high caliber of our employees. We have strengthened our focus on talent assessment and leadership development and are committed to developing our employees and providing them with opportunities to contribute to our growth and success. We are engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet our objectives. We believe our relationship with our employees is generally good; however, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

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

Index

Item 1A.  Risk Factors

Our common stock price constantly changes.

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 25, 2014, our stock traded from a high of $73.52 to a low of $42.50 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

—

changes in the general condition of the economy and other factors unrelated to our operating performance, including the valuation of the U.S. dollar versus other currencies, people’s expectations (favorable or unfavorable) as to our likely growth, or other factors;

—	regulatory activities and announcements, including activities related to the FDA’s Quality System Regulation;
—	uncertainties associated with governmental and regulatory inquiries and investigations;
—	changes in market conditions and valuations of medical device companies in general; the introduction of new products or product enhancements by us or our competitors;
—

national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and other international bodies responsible for coverage determinations;

—	results of studies regarding the safety and efficacy of vagus nerve stimulation treatment for various indications, including epilepsy, depression and other disorders;
—	results of studies regarding the safety and efficacy of drugs or devices that are competitive or potentially competitive to the VNS Therapy System;
—	clinical trial results and/or regulatory approvals regarding devices that are potential competitors to our products;
—	annual and quarterly variations in our sales and operating results;
—	announcements of significant contracts, acquisitions or capital commitments;
—	our ability to obtain and maintain favorable coverage and reimbursement for the VNS Therapy System;
—	our ability to find licensees for some of our technology and the terms of any licenses we grant;
—	security analyst expectations and predictions;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	disputes or other developments with respect to intellectual property rights or other potential legal actions;
—	uncertainties associated with litigation; and
—	false or misleading reports published by investors intended to drive our stock price up or down for the purpose of profiting from transactions in our stock.

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

The failure to receive approval or clearance for significant new products or modifications to existing products on a timely basis could have a material adverse effect on our consolidated financial condition and results of operations. Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations as well as foreign regulatory agencies. We are also subject to periodic inspections by the FDA and foreign regulatory agencies to determine compliance with regulatory requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections by the FDA can include inspectional observations on FDA’s Form 483, warning letters or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban these medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending premarket approval applications, or require certificates of foreign governments for exports and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend our prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our consolidated financial condition and results of operations.

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

Our annual and quarterly operating results may fluctuate in the future, which may cause our stock price to decline.

Our net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

The
—	the ability of our sales force to effectively market and promote the VNS Therapy System, and the extent to which the VNS Therapy System gains market acceptance;
—	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to obtain and retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	variations in timing and quantity of product orders;
—	temporary manufacturing interruptions or disruptions;
—	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
—	increased competition, patent expirations or new technologies or treatments;
—	product recalls or safety alerts;
—	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits; and
—	the financial health of our customers, and their ability to purchase VNS Therapy Systems, in the current economic environment.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly, which may in turn cause our stock price to fluctuate.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation and other administrative and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S.-headquartered company with significant sales in the United States, these health care reform laws materially impact our business, as well as the U.S. economy. Certain provisions of the law will become effective in future years and the administrative agencies responsible for issuing regulations that implement some aspects of the law have yet to do so. Accordingly, the consequences of the law are not yet fully understood. The law levies a 2.3% excise tax on the majority of our U.S. medical device sales effective January 1, 2013. Our fiscal year 2014 U.S. net product sales represented approximately 80% of our worldwide consolidated net product sales. The new tax adversely affects gross margins, results of operations and cash flows. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital-acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, beginning March 31, 2014, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could have adverse legal consequences. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also affect our business. We anticipate that government and congressional scrutiny of our sector will continue and potentially increase, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations. Failure to comply with these requirements could adversely affect our business and results of operations.

We may not develop the VNS Therapy System for the treatment of other indications and, as such, we may not experience revenue growth from these other indications.

We have conducted or supported animal and human studies for the treatment of a number of therapeutic indications beyond drug-resistant epilepsy and treatment-resistant depression, including chronic heart failure.  Additionally, we have licensed intellectual property from third parties that we believe can stimulate the development of new technologies and products which would further our strategic objectives and strengthen our business. Regulatory approval for any new indications would likely require us to conduct one or more large-scale pivotal trials. We have not conducted such pivotal trials for any indication beyond drug-resistant epilepsy and treatment-resistant depression, and other than the possibility of pivotal trials for chronic heart failure, we do not have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indication in epilepsy.

We may not be able to maintain or expand market acceptance for the VNS Therapy System, which could cause our sales to be lower than expectations.

Market acceptance of the VNS Therapy System depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in approximately 89,000 patients, many physicians are still unfamiliar with this form of therapy. Other therapies, including pharmacologic options, may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that we will ever receive broad reimbursement coverage for depression or that our sales will increase for either epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, consolidated financial position and results of operations.

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

In addition to HIPAA, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. Even if our business model is compliant with the HIPAA Privacy and Security Rule and the Texas privacy laws, it may not be compliant with the privacy laws of all states. Because the operation of our business involves the collection and use of substantial amounts of “protected health information,” we endeavor to conduct our business as a “covered entity” under the HIPAA Privacy and Security Rule and consistent with the Texas privacy laws, obtaining HIPAA-compliant patient authorizations where required to support the collection and use of patient information. We also sometimes act as a “business associate” for a covered entity. The Office for Civil Rights of the Department of Health and Human Services or another government enforcement agency may determine that our business model or operations are not in compliance with the HIPAA Privacy and Security Rules, which could subject us to penalties, could severely limit our ability to market and sell the VNS Therapy System under our existing business model and could harm our business growth and consolidated financial position.

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

The VNS Therapy System includes an electronic pulse generator and a lead designed to be implanted in the human body and a programming wand connected to a handheld computer or tablet for programming the pulse generator. Component failures, manufacturing or shipping problems or hardware or software design defects could result in the product not delivering the therapy for which it is indicated or producing other unintended consequences. The occurrence of such problems or other adverse clinical reactions could result in a recall of our products, possibly requiring explantation and potential re-implantation of the products and associated costs, which may increase risk to the patient. Any product recall could result in a substantial loss of physician and patient confidence in our products, with a consequential substantial decrease in sales, and could result in substantial litigation, with liabilities well in excess of our insurance coverage limits, any or all of which could severely harm our business and our consolidated financial position and results of operations.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our products and impair our ability to compete.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection for our products and their improvements. To that end, we have acquired licenses under certain patents and have patented and intend to continue to seek patents on our own inventions used in our products and treatment methods. The process of seeking patent protection can be expensive and time-consuming, and we cannot assure you that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology or any commercial advantage to us. Further, the protection offered by our licensed international patents may not be as strong as that offered by our licensed U.S. patents due to differences in patent laws. In particular, the European Patent Convention prohibits patents covering methods for treatment of the human body by surgery or therapy. Without effective patent protection, whether in the U.S. or abroad, we may be subject to competition that negatively affects our consolidated financial position and results of operations.

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

Our indication-specific patent protection for the VNS Therapy System for epilepsy and depression indications has expired.  As a result, we could be subject to wider competition from medical devices without legal recourse to challenge our competitors based on patent infringement. For example, in November 2013, the FDA approved NeuroPace, Inc.’s responsive neurostimulation device for the treatment of refractory epilepsy. This device includes electrodes placed in pre-determined areas in the brain where seizures are thought to originate. NeuroPace has commenced commercial activity in the U.S. In addition, a company based in Europe, Neurotech, SA, has obtained CE Mark approval for a device capable of vagus nerve stimulation, and CerebralRx Ltd., based in Israel, now owned by Sorin Group, Italy, also has CE Mark approval for an implantable device capable of vagus nerve stimulation. CerebralRx Ltd. has engaged in tender offers in Italy, subjecting us to competition in that market.  As a practical matter, we are always subject to competition from new and existing drugs. In the future, we expect to be subject to competition from both medical devices and drugs in the U.S. and other countries, which may reduce our sales and earnings or limit our growth.

We continue to believe that existing and future pharmaceutical therapies will continue to be the primary competition for the VNS Therapy System. However, we may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy and depression. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. We may not have invested in the past, or may not be investing in the future, sufficient resources in engineering research and development to prepare our products for competition with other technologies. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy and depression. The development by others of new treatment methods with novel drugs, medical devices or surgical techniques could render our products non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and our consolidated financial position and results of operations.

We may engage in litigation to protect our proprietary rights, or to defend against infringement claims by third parties, causing us to suffer significant liabilities or expenses or preventing us from selling our products.

There has been and likely will continue to be substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Expenses associated with such litigation could be very substantial, could divert resources from our planned expenditures, delaying or crippling product development and other projects, and could severely harm our business and our consolidated financial position and results of operations. In addition, adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the VNS Therapy System, any of which could severely harm our business and our consolidated financial position and results of operations.

Product liability claims could adversely impact our consolidated financial condition and our earnings and impair our reputation.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing defects, design flaws or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of our products, which could ultimately result, in certain cases, in the removal of such products from the body and possible claims regarding costs associated therewith. We have elected to self-insure with respect to a portion of our product liability risks. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products. Recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws; however, the law continues to evolve, and future court decisions could erode existing law.  Additionally,  legislation has been introduced at the federal level to allow state intervention, all of which could lead to increased and inconsistent regulation at the state level and increased risk of adverse product liability judgments.

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

The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of approvals, confiscations or recalls of products, operating restrictions and criminal prosecution. Adverse results in post-approval studies may result in limitations on or withdrawal of previously granted approvals. Furthermore, changes in existing regulations or adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. We may not be able to obtain additional future regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such future approvals, suspension or withdrawal of previously received approvals, or recalls of products could severely harm our ability to market and sell our current and future products and improvements. As a condition of approval for the depression indication, the FDA required us to conduct a post-approval patient dosing study and a patient registry. The results of the dosing study have been included in our product labeling, and the results of the patient registry may be included in our product labeling. If we fail to complete the patient registry in a timely manner, we may be subject to regulatory action, including withdrawal of our depression indication approval.  Also, any adverse regulatory action, depending on its breadth, may be detrimental to our business.

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

We have Business Practice Standards that we believe address our compliance risks with respect to healthcare laws in the U.S., and International Business Practice Standards that we believe address our compliance risks with respect to international laws and rules.  We continue to monitor these policies to ensure they adequately address our compliance risks.   We endeavor to conduct our business in compliance with our Business Practice Standards and International Business Practice Standards and to ensure continued compliance through regular education of our employees, audits of employee activities, and appropriate responses to violations of the Business Practice Standards and International Business Practice Standards. Given the complexity of our business model, including extensive interactions with patients and healthcare professionals, and the large number of field personnel we employ, violations of our policy and the law could occur. We could be subject to investigation by the OIG or the DOJ or a comparable state or international agency. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation of the healthcare laws and be subject to substantial fines and penalties, including exclusion of our products from Medicare and Medicaid reimbursement.

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

Our ability to grow in the future will depend upon our ability to attract, hire and retain highly qualified employees and management personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations, and we may not be successful in hiring or retaining qualified personnel.

Economic conditions could adversely affect our results of operations.

Global financial uncertainty can cause disruption in the financial markets, including diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these and other factors beyond our control may adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all.

Our manufacturing is currently conducted at a single site, and the occurrence of a catastrophic disaster or other similar event could cause damage to our facility and equipment, which might require us to cease or curtail operations.

We are vulnerable to damage from various types of disasters, including fires, terrorist acts, floods, power losses, communications failures and similar events. For example, in September 2008, Hurricane Ike hit the Texas Gulf Coast and caused significant property damage and a number of fatalities near the area in which our facility is located. If any such disaster were to occur, we may not be able to operate our business at our facility. Our manufacturing facilities require FDA approval, which could result in significant delays before we could manufacture products from a replacement facility. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm our business and consolidated results of operations.  We constructed a manufacturing facility in Costa Rica that is not yet fully operational. This facility is subject to many of the same risks as our Houston, Texas facility.

If we fail to develop or market new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer.

The market for interventional devices is characterized by rapid technological change, new product introductions, technological improvements, changes in physician requirements and evolving industry standards. To be successful, we must continue to develop and commercialize new products and to enhance versions of our existing products. Our products are technologically complex and require significant research, planning, design, development and testing before they may be marketed. This could take up to several years. In addition, product life cycles are relatively short because medical device manufacturers continually develop smaller, more effective and less expensive versions of existing devices in response to physician demand.

Our success in developing and commercializing new and enhanced versions of our products is affected by our ability to:

•	recruit engineers, scientists and other qualified employees;
•	timely and accurately identify new market trends;
•	accurately assess customer needs;
•	minimize the time and costs required to obtain regulatory clearance or approval;
•	adopt competitive pricing;
•	timely manufacture and deliver products;
•	accurately predict and control costs associated with the development, manufacturing and support of our products; and
•	compete effectively.

Market acceptance of our products depends in part on our ability to demonstrate that our products are cost-effective and easier to use, and that they offer technological advantages. Additionally, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new products or new versions of our existing products. As a result of such difficulties and delays, our development expenses may increase and, as a consequence, our results of operations could suffer.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition, or cash flow would suffer.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or "off-label" uses, which would adversely affect our financial condition.

Our promotional materials and training methods must comply with FDA regulations and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as "off-label" use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes the promotion of an off-label use, it could subject us to certain sanctions ranging from a request that we modify our training or promotional materials to further regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and/or criminal penalties against us or our officers or employees. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management's attention and result in substantial damage awards against us.

Index

We cannot guarantee that existing or future investments, licensed technology, or investment collaborations will be successful.

We expect to continue to pursue investment opportunities in and technology licenses with medical technology companies that we believe can stimulate the development of new technologies and products which would further our strategic objectives and strengthen our business. Investments, licenses and investment collaborations in and with medical technology companies involve risks, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not adversely affect our consolidated earnings, financial condition or cash flows.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our headquarters building, which is located in Houston, Texas and consists of approximately 144,000 square feet of manufacturing and office space. We constructed a second manufacturing facility located in Costa Rica, which consists of approximately 50,000 square feet and will be owned by our subsidiary, Cyberonics Latam, S.R.L. (“Cyberonics Latam”). We intend for this facility to manufacture product for our international markets and expect it to be operational, upon regulatory approval, by  approximately December 2014.

We lease a 19,900-square-foot facility in Austin, Texas, which we utilize for warehousing and distribution. We lease a total of 19,100 square feet of administrative and sales office space in the following locations: Brussels, Belgium and elsewhere in Europe, China, Hong Kong and the U.S. All of our property lease terms expire between June 30, 2014 and February 2022. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 11.  Commitments and Contingencies – Litigation” of our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during the fiscal years 2014 and 2013 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 26, 2013
First Quarter	$47.39	$36.82
Second Quarter	54.00	42.46
Third Quarter	56.73	42.31
Fourth Quarter	49.05	42.49
Fiscal Year Ended April 25, 2014
First Quarter	$54.00	$42.50
Second Quarter	59.24	49.65
Third Quarter	71.93	56.30
Fourth Quarter	73.52	59.43

As of June 5, 2014, according to data provided by our transfer agent, there were 402 stockholders of record.

We have not declared or paid any cash dividends. We intend to retain future earnings primarily to fund the development and growth of our business and, therefore, do not currently anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors. However, we have been and intend to continue repurchasing shares under our treasury stock repurchase program, see the table below.

The table below presents purchases of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
April 27 - May 31, 2013	-	$-	-	945,000
June 1 - June 28, 2013	106,265	51.6961	62,500	882,500
June 29 - July 26, 2013	142,500	52.4332	142,500	740,000
July 27 - August 30, 2013	187,300	53.3775	187,300	552,700
August 31 - September 27, 2013	142,804	51.6606	142,500	410,200
September 28 - October 25, 2013	150,000	52.6769	150,000	260,200
October 26 – November 29, 2013	180,000	59.8370	180,000	80,200
November 30 – December 27, 2013	98,843	67.9960	97,500	982,700
December 28 - January 24, 2014	54,000	66.2917	54,000	928,700
January 25 - February 28, 2014	72,000	68.3373	72,000	856,700
March 1 - March 28, 2014	67,567	67.1604	60,000	796,700
March 29 - April 25, 2014	57,000	63.2494	57,000	739,700
Totals	1,258,279	57.6609	1,205,300

___________________________

(1)

Total number of shares purchased includes shares purchased as part of a publicly announced plan and shares purchased to cover employees’ minimum tax withholding obligations related to vested stock-based compensation grants.

(2)	Shares are purchased at market price.
(3)

On January 26, 2013, the Board of Directors authorized a program to repurchase up to one million shares. This program was completed early in December 2013. On December 3, 2013 the Board authorized an additional repurchase program of one million shares. This program is expected to be completed by April 2015.

Index

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related notes for the 52 weeks ended April 25, 2014, April 26, 2013 and April 27, 2012 are derived from audited consolidated financial statements that are included in this Form 10-K. The selected financial data for the 52 weeks ended April 29, 2011 and the 53 weeks ended April 30, 2010 are derived from audited consolidated financial statements that are not included in this Form 10-K.

	52 Weeks Ended				53 Weeks Ended
Consolidated Statements of Operations Data:	April 25, 2014	April 26, 2013	April 27, 2012	April 29, 2011	April 30, 2010
Net sales	$282,014,160	$254,320,417	$218,502,731	$190,464,398	$167,775,672
Cost of sales	27,354,891	21,907,264	19,656,332	23,020,032	20,907,595
Gross profit	254,659,269	232,413,153	198,846,399	167,444,366	146,868,077
Operating expenses:
Selling, general and administrative	120,641,897	112,515,262	102,568,776	89,654,039	87,941,405
Research and development	46,562,775	41,551,444	35,334,770	28,602,684	22,064,800
Litigation settlement	7,442,847	-	-	-	-
Total operating expenses	174,647,519	154,066,706	137,903,546	118,256,723	110,006,205
Income from operations	80,011,750	78,346,447	60,942,853	49,187,643	36,861,872
Interest income (expense), net	162,218	(35,016)	29,393	(135,677)	(1,337,988)
Impairment of investment	-	(4,058,768)	-	-	-
Gain on warrants' liability	-	1,325,574	-	-	-
Gain on early extinguishment of debt	-	-	-	83,074	3,172,231
Other expense, net	(295,272)	(303,612)	(550,818)	(470,109)	(207,644)
Income before income taxes	79,878,696	75,274,625	60,421,428	48,664,931	38,488,471
Income tax expense (benefit) (1)	24,988,439	28,917,123	24,343,696	1,939,221	(39,960,413)
Net income	$54,890,257	$46,357,502	$36,077,732	$46,725,710	$78,448,884
Basic income per share	$2.02	$1.68	$1.30	$1.67	$2.83
Diluted income per share	$2.00	$1.66	$1.28	$1.64	$2.67
Shares used in computing basic
income per share	27,142,597	27,604,006	27,826,586	28,050,638	27,702,731
Shares used in computing diluted
income per share	27,466,474	28,008,960	28,306,732	28,609,619	28,696,375

Consolidated Balance Sheet Data (at year end):
Cash and cash equivalent	$103,299,116	$120,708,572	$96,654,275	$89,313,850	$59,229,911
Short-term investments	25,028,957	15,000,000	-	-	-
Total assets	294,191,394	264,043,310	211,908,195	211,469,205	155,763,977
Convertible Notes (2)	-	-	4,000	7,048,000	15,460,000
Long-term liabilities (3)	5,193,853	5,449,604	5,402,189	6,881,762	6,119,077
Retained earnings (deficit)	19,979,268	(34,910,989)	(81,268,491)	(117,346,223)	(164,071,933)
Stockholders' equity	$259,099,844	$229,568,228	$183,469,370	$175,453,350	$110,859,647

____________________________

(1)

During fiscal year 2014, we reduced our valuation allowance on our Cyberonics Europe BVBA net operating loss carryforward deferred tax asset and recorded income tax benefits of $3.5 million. During fiscal year 2011 and 2010, we reduced our valuation allowance on our U.S. net operating loss carryforward deferred tax asset and recorded income tax benefits of $8.9 million and $40.5 million, respectively. In addition, during fiscal year 2011, we recorded an income tax benefit of $9.0 million related to claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA.

(2)

Our Convertible Notes were presented as a current liability for fiscal years 2012 and 2011 and as long-term liabilities for fiscal year 2010. See “Note 8.  Convertible Notes” in the notes to the consolidated financial statements for further information.

(3)

Long-term liabilities as of April 25, 2014, consisted primarily of uncertain tax benefits, and as of April 26, 2013, April 27, 2012 and April 29, 2011,  primarily consisted of deferred license revenue and liability for uncertain tax benefits. Long-term liabilities as of April 30, 2010,  consisted primarily of deferred license revenue.

Index

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

Overview

We are a medical device company incorporated in 1987, engaged in the design, development, sale and marketing of the VNS Therapy® System, that delivers VNS therapy using pulsed electrical signals applied to the vagus nerve for the treatment of refractory epilepsy and TRD. We are also investigating neuromodulation therapy for other indications, including chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

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

The VNS Therapy System pulse generator and lead are surgically implanted, generally during an outpatient procedure.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameters used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to implant a new generator, with or without replacing the original lead.

We sell the VNS Therapy System to hospitals and ASCs on payment terms that are generally 30 days from the shipment date. In addition to maintaining and expanding our regulatory approvals, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, we have broad coverage, coding and reimbursement for the VNS Therapy System for the treatment of refractory epilepsy. We estimate that the CMS pays for approximately 25% to 30% of the VNS Therapy System implants under Medicare and approximately 15% to 20% under Medicaid. CMS issues an annual update to the reimbursement amounts available to our customers under Medicare. The Medicaid reimbursement rates, while based on the CMS rates, vary by state. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

We continue to invest in and support the regulatory approval of the AspireSR generator and the development of future generations of our VNS Therapy System that include generators with wireless communication technology (Centro™ generators), new stimulation paradigms, rechargeable battery technology and the integration of magnetic resonance imaging compatibility with our leads. We also continue to fund and develop other devices that support our focus on device solutions for epilepsy management, such as the ProGuardian™ event monitoring system, capable of seizure monitoring, logging and notification using external heart-monitoring and movement-related sensor advancements. In addition, we are investing in a program to ascertain whether the VNS Therapy System could be utilized for treating patients with CHF.  We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts or to build clinical evidence for the VNS Therapy System. A description and the status of these studies may be found at www.clinicaltrials.gov.

The AspireSR generator provides the benefits of VNS therapy, with an additional feature: automatic stimulation in response to detection of a seizure. The AspireSR generator is capable of delivering additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed certain variable thresholds. Heart-rate changes accompany seizure activity in certain patients. The thresholds are programed by the patient’s physician and can be adjusted to suit the patient’s level of physical activity or for other reasons. The AspireSR generator received CE Mark approval from the European regulatory body in February 2014, and we have commenced commercial release in Europe. This technology is under investigation in the U.S. and is not approved by the FDA for commercial use.

In 2011, we commenced a program to ascertain whether VNS therapy could be utilized for treating patients with CHF. This program included an open-label study of 60 patients with chronic symptomatic heart failure with a classification of New York Heart Association class II and III – the ANTHEM-HF pilot study. This study is now complete.  The ANTHEM-HF investigators have submitted an abstract for presentation at the meeting of the European Society of Cardiology Meeting in early September 2014. We plan to increase our research and development expenditures in this area in fiscal year 2015. We intend to submit an application to the European regulatory authority for CE Mark approval. We may consider partnering with another company to further develop or commercialize this technology.

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

We believe that in the refractory epilepsy and TRD indications, existing and future drug therapies are the primary competition for the VNS Therapy System at present. We also believe that the primary competitive factors within the epilepsy treatment markets are the safety, tolerability and efficacy of the treatment relative to alternative therapies, physician and patient acceptance of the product and procedure, availability of third-party reimbursement, quality of life improvements, and in the case of device-based therapies, product reliability. We believe that the VNS Therapy System compares favorably with competitive products as to these factors.

We do not have indication-specific patent coverage for vagus nerve stimulation for epilepsy or for depression in the U.S. or Europe and we face competition and potential competition from other medical device companies for the treatment of epilepsy. Medtronic, Inc. has received approval from the FDA for its Activa Neurostimulator, a DBS device indicated for the treatment of essential tremor, Parkinson’s Disease and severe obsessive compulsive disorder and has submitted a PMA to the FDA for use of the Activa Neurostimulator for the treatment of refractory epilepsy. The device already has approval for marketing in the European countries governed by CE Mark approval, and Medtronic has begun commercial marketing in several European countries. A company based in Europe, Neurotech, SA, now owned by Sorin Group, Italy, has obtained CE Mark approval for a device capable of vagus nerve stimulation for the treatment of epilepsy. However, we do not believe Neurotech has commenced commercialization. Another company, CerebralRx Ltd. based in Israel, developed an implantable device capable of vagus nerve stimulation for the treatment of epilepsy and has CE Mark approval. CerebralRx has initiated commercialization efforts in several European countries. In November 2013, the FDA approved NeuroPace, Inc.’s responsive neurostimulation device for the treatment of refractory epilepsy. This device includes electrodes placed in pre-determined areas in the brain where seizures are thought to originate. NeuroPace has commenced commercial activity in the U.S.

Several non-invasive neurostimulation technologies are emerging, as well. NeuroSigma Inc., based in the U.S., is focused on the development of a trigeminal nerve stimulation device for the treatment of attention deficit hyperactivity disorder, major depressive disorder, and refractory epilepsy. NeuroSigma Inc. received CE Mark approval for this technology for the treatment of refractory epilepsy and has begun commercialization in Europe. Cerbomed GmbH (“Cerbomed”), a privately-held company based in Germany, has developed a transcutaneous vagus nerve stimulation device that is also CE Mark approved for the treatment of epilepsy. Cerbomed has initiated a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. We have invested approximately $3.9 million in Cerbomed.

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

We have constructed a second manufacturing facility located in Costa Rica. We intend for this facility to manufacture product for our international markets and expect it to be operational, upon regulatory approval, by approximately December 2014.

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

Intangible Assets

Intangible assets, as shown on the consolidated balance sheets, consisted primarily of purchased patents and licensed patent and technology rights. The determination of useful lives and impairment is subject to a high degree of estimation and management judgment. The carrying value of our intangible assets amounted to $11.7 million at April 25, 2014, with an average amortization period of 12 years. We estimate the useful lives of our intangible assets based on the shorter of the patent life or the expected technological utility. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different amortization period or impairment. Impairment indicators include a determination that a patent or technology lacks future utility. See “Note 5. Intangible Assets” for further details of these investments.

Investments in Equity Securities

We invested in the convertible preferred shares of two privately-held start-up entities. The investments are accounted for under the cost-method and have a total carrying value of $15.9 million as of April 25, 2014. The carrying value of these entities is reviewed each reporting period for events or changes in circumstances that indicate an impairment of our investment. Impairment adjustments are subject to a high degree of management judgment, as these investments do not have quoted market prices. Impairment indicators include failed clinical trials, adverse regulatory actions, change in the investees’ competitive position or difficulty in raising funds.  We have not recorded any impairment of these investments. See “Note 6. Investments” and “Note 18. Fair Value Measurements,” for further details.

Revenue Recognition

Product Revenue. We recognize product revenue when persuasive evidence of a sales arrangement exists, title to the goods and risk of loss transfers to customers or to independent distributors, the selling price is fixed or determinable and collectability is reasonably assured.  We record a sales return reserve, which is accounted for as a reduction of sales. Sales returns are estimated based on historical sales and returns information. Management judgment is required to estimate the effects of unusual sales or return patterns, product recalls, customer’s acceptance of new products and variations in product utilization. The balance of our reserve for sales returns for the fiscal year ended April 25, 2014 and April 26, 2013 was $0.5 million and $1.3 million, respectively.

License Revenue. Effective in December 2007, we entered into an agreement granting an exclusive license to certain patents and patent applications pertaining to weight reduction, hypertension and diabetes in exchange for an up-front, non-refundable payment of $9.5 million and responsibility to prosecute the licensed patent applications. We recorded the license fee as deferred revenue and amortized the fee over the estimated period that we were obligated to prosecute the patent applications. This estimation is subject to a high degree of management judgment. We originally estimated the amortization period would end by April 25, 2014; whereas, during the fiscal year 2014, we determined that our obligation was completed by July 26, 2013. As a result of this process, we included $1.5 million of revenue in the quarter ended July 26, 2013, as compared to $1.5 million for the fiscal year 2013. During the fiscal year 2014, all deferred revenue was amortized, and unless we license additional patents, we will not have license revenue in fiscal year 2015.

Stock-Based Compensation

Stock Option Awards

Our stock option award compensation expense is based on the fair market value of our awards. The fair market value of an award is amortized ratably over the award vesting period. We use the Black-Scholes option pricing methodology to estimate the grant date fair market value of stock option awards. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. Fair values of stock options issued in the future may vary significantly from fair values recorded in the current period depending on our estimates and judgments regarding these variables and therefore expense in future periods may differ significantly from current-period expense.

Restricted Stock and Restricted Stock Unit Awards

Service-Based Restricted Stock. We grant restricted stock and restricted stock units at no purchase cost to the grantee. The fair market values of serviced-based restricted stock and restricted stock units are determined using the market closing price on the grant date and compensation is expensed ratably over the vesting period. Calculation of compensation for service-based restricted share awards requires estimation of, and depends upon, forfeiture rates. Compensation expense may vary significantly from our estimates if employee turnover rates differ from our expectations.

Market and Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. We grant restricted stock and restricted stock unit awards subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period estimate based on our judgment of likely future performance and our stock price volatility. The fair value of performance-based awards is based on the market closing price on the grant date. The amount of compensation expense recognized depends on management’s estimates of likely future performance. If performance differs from management’s estimates, compensation expense could be significantly different from our expectations.

Income Taxes

We are subject to federal, state and foreign income taxes, and we use significant judgment and estimates in accounting for our income taxes. This involves assessing changes in temporary differences resulting from differing treatment of events for tax and accounting purposes. These assessments result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Actual tax expense may significantly differ from our expectations if, for example, judicial interpretations of tax law, tax regulations or tax rates change.

We are required to periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. Changes in our assessment of the factors related to the recoverability of our deferred tax assets could result in materially different income tax provisions.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for our fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and as a result, we establish reserves for uncertain tax positions, which require a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions; however, the actual outcome of an audit can be significantly different than our expectations, which could have a material impact on our tax provision. The total amount of unrecognized tax benefit, as of April 25, 2014, if recognized, would reduce our income tax expense by approximately $7.1 million.

Our effective tax rate for the fiscal year ended April 25, 2014 was approximately 31.3%, and our effective tax rate for the fiscal year ended April 26, 2013 was approximately 38.4%. This reduction in the effective tax rate was partially due to a  higher than expected U.S. Research & Development (“R&D”) tax credit and to the Texas R&D tax credit, which was enacted during fiscal year 2014 and applied to our tax year ended April 26, 2013.  During fiscal year 2014 and prior years, we reviewed the activity of Cyberonics Europe BVBA in order to determine if the balance of the net operating loss carryforwards (“NOL”) is more likely than not recoverable. After considering all the available positive and negative evidence, management concluded in the quarter ended April 25, 2014, that the NOL was more likely than not recoverable, and as a result, we released the valuation allowance. The positive evidence,  which outweighed the negative evidence, included: (i) positive results for the rolling 12 fiscal quarters for the period ended April 25, 2014, using cumulative pre-tax book income as adjusted for permanent differences; while all prior rolling 12 fiscal quarters resulted in cumulative pre-tax book losses as adjusted for permanent differences, (ii) confidence in forecasts of profitability in future years and, (iii) no limitations on the carry-forward period for net operating losses under Belgium tax law. The release of the valuation allowance reduced our tax provision for the fiscal year 2014 by $3.5 million, which reduced our effective tax rate by 4.4%.

Results of Operations

Net Sales

The table below illustrates comparative net product sales and unit sales by geographic area and our license revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands, except unit sales and percentages):

	52 Weeks Ended			Fiscal Year 2013 to	Fiscal Year 2012 to
	April 25, 2014	April 26, 2013	April 27, 2012	Fiscal Year 2014	Fiscal Year 2013
				% Change	% Change
U.S.	$225,455	$208,859	$181,436	7.9%	15.1%
International	55,091	43,967	35,548	25.3%	23.7%
Total net product sales (1)	$280,546	$252,826	$216,984	11.0%	16.5%

Unit Sales
U.S.	9,714	9,340	8,455	4.0%	10.5%
International	4,268	3,598	2,939	18.6%	22.4%
Total unit sales (2)	13,982	12,938	11,394	8.1%	13.5%

Licensing Revenue	$1,468	$1,494	$1,519	-1.7%	-1.6%

(1)	Net product sales represent revenue from sales of generators, leads and other items related to our device.
(2)	Unit sales are based on the number of generators sold.

U.S. net product sales for the 52 weeks ended April 25, 2014 increased $16.6 million, or 7.9%, as compared to the 52 weeks ended April 26, 2013, due to increased unit sales of 4.0% and an increased average selling price of 3.9%. The average selling price increased due to continued higher market penetration of our higher-priced AspireHC™ generator and price increases effective January 1, 2013 and January 1, 2014. The unit sales increase in the U.S. was 4.0%,  which was less than the equivalent prior period growth rate of 10.5%, due in part to certain circumstances occurring in the third quarter, which ended January 24, 2014. These circumstances included a combination of holidays that fell in the middle of the week, inclement weather that disrupted hospital and patient schedules and the disruptive effects of health insurance coverage changes. The approval by the FDA of a competitive implantable neuromodulation device for the treatment of epilepsy in November 2013 may have contributed to the decrease in the growth rate. Our generator replacement growth rates have declined as compared to the prior fiscal year and were slightly less than our expected mid-single digit growth rate. We expect mid-single digit growth rate for generator replacements during fiscal year 2015.

U.S. net product sales for the 52 weeks ended April 26, 2013 increased $27.4 million, or 15.1%, as compared to the 52 weeks ended April 27, 2012, due to increased unit sales of 10.5% and an increased average selling price of 4.7%. The average selling price increased due to higher market penetration of our higher priced AspireHC generator and price increases January 1, 2013 and January 1, 2012.

International net product sales for the 52 weeks ended April 25, 2014 increased by $11.1 million, or 25.3%, as compared to the 52 weeks ended April 26, 2013, due to increased unit sales of 18.6% and an increased average selling price of 6.7%. Unit sales increased in the majority of our international markets and the average selling price increased due to the mix of sales by country; however,  two related shipments to one customer accounted for a significant part of our international growth. Without this one customer, our international unit growth was 12.3%, and our average selling price increased 2.2%. In addition, we experienced a favorable foreign currency impact on international revenues of $1.0 million due to the strengthening of the euro against the U.S. dollar and British pound. Our international sales increased by 12.1% on a constant currency basis.

International net product sales for the 52 weeks ended April 26, 2013 increased by $8.4 million, or 23.7%, as compared to the 52 weeks ended April 27, 2012, due to increased unit sales of 22.4% and an increased average selling price of 1.3%. Unit sales increased due to higher sales in almost all international markets. The average selling price increased due to the mix of sales by country. We experienced an unfavorable foreign currency impact of $1.3 million. On a constant currency basis, international sales increased by 27.3%.

Our license revenue has consisted of the amortization of deferred license revenue. The deferred revenue consisted of a one-time up-front payment of $9.5 million in December 2007 for the licensing of certain of our patent and patent applications. During the fiscal year 2014, all deferred revenue was amortized,  and unless we license additional patents, we will not have license revenue in fiscal year 2015.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

				Change in %
	52 Weeks Ended			Fiscal Year 2013 to	Fiscal Year 2012 to
	April 25, 2014	April 26, 2013	April 27, 2012	Fiscal Year 2014	Fiscal Year 2013
Cost of sales	9.7%	8.6%	9.0%	1.1%	-0.4%
Selling, general and administrative	42.8%	44.2%	46.9%	-1.4%	-2.7%
Research and development	16.5%	16.3%	16.2%	0.2%	0.1%

Cost of Sales

Cost of sales consisted primarily of direct labor, allocated manufacturing overhead,  the acquisition cost of raw materials and components, and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for fiscal year 2014 increased by 1.1% to 9.7% when compared to fiscal year 2013. This increase was primarily the result of the MDET on devices sold domestically, which added an incremental $2.3 million, or 0.8%, to the cost of sales. This excise tax was applied to medical devices sold domestically beginning January 1, 2013.

Our cost of sales as a percent of net sales for fiscal year 2013 decreased by 0.4% to 8.6% when compared to fiscal year 2012. This decrease was primarily the result of the discontinuance of the 3% epilepsy patent royalty fee after the patent expiration date of July 16, 2011, which reduced our fiscal year 2013 cost of sales by $1.2 million, as well as the $0.8 million of product withdrawal costs included in cost of sales for fiscal year 2012. Refer to the “Product Withdrawal” paragraph below for more information. These factors were partially offset by increased international sales with lower average selling prices as compared to the U.S. market and the 2.3% excise tax on medical devices sold domestically for four months beginning January 1, 2013 that added $1.2 million or 0.5% to the fiscal year 2013 cost of sales.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses consisted of sales, marketing, general and administrative costs. SG&A expenses decreased  by 1.4% to 42.8% as a percent of net sales when comparing fiscal year 2014 to fiscal year 2013 and decreased 2.7% when comparing fiscal year 2013 to fiscal year 2012. These decreases were primarily due to more efficient use of our sales and marketing expenditures and a reduction in stock-based compensation expense.

Research and Development (“R&D”) Expenses

R&D expenses consist of product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for fiscal year 2014 increased, as a percent of net sales, by 0.2% to 16.5%, as compared to fiscal year 2013, representing an increase of $5.0 million in expenditures. R&D expenses for fiscal 2013 increased, as a percent of net sales, by 0.1% to 16.3%, as compared to fiscal year 2012, representing an increase of $6.2 million. These increases were due to our on-going product development efforts for the treatment of refractory epilepsy,  our clinical development efforts with respect to Autonomic Regulation Therapy for the treatment of chronic heart failure. We do not expect that R&D expenses will increase materially during fiscal year 2015, although we expect to increase funding for R&D expenditures related to the treatment of chronic heart failure.

Litigation Settlement

We settled a lawsuit relating to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million, recorded as a separate item in our operating expenses in the consolidated statement of income during the quarter ended October 25, 2013 during the fiscal year 2014. For a description of this matter, see “Note 11. Commitments and Contingencies – Litigation” in the notes to our consolidated financial statements.

Impairment of Investment

During the quarter ended July 27, 2012, we determined that the fair value of our investment in a convertible debt instrument of NeuroVista Corporation, a privately-held, development-stage medical device company, was below the carrying value and, as a result, we recorded an other-than-temporary impairment loss of $4.1 million, which was recorded as a non-operating expense. Further, during the fiscal quarter ended October 26, 2012 NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security. During the fiscal quarter ended April 26, 2013, we settled the debt instrument in a foreclosure sale and took possession of the company’s tangible and intangible assets, and we estimated the fair value of the assets obtained at $1.45 million, which resulted in no gain or loss on the foreclosure settlement of the debt instrument. See “Note 18. Fair Value Measurements” in the notes to the consolidated financial statements for further information regarding this investment.

Gain on Warrants’ Liability

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which were retired by September 2012, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded as common stock warrants in the equity section of our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the quarter ended October 26, 2012, and as a result, a portion of the common stock warrants were reclassed to a liability and were settled in the quarter ended January 25, 2013, for a gain of $1.3 million. Refer to “Note 9. Warrants” in the notes to the consolidated financial statements for further information.

Product Withdrawal

In August 2011, we announced that we discovered a hardware-related design issue with the AspireHC and AspireSR generators and we recognized a loss of $0.8 million, net of tax, during the quarter ended October 28, 2011, related to the product withdrawal. In December 2011, the FDA approved our re-designed AspireHC generator, and we resumed full commercial release of the generator in the U.S. With CE Mark approval in November 2011, we also resumed limited commercial release in Europe. We also obtained CE Mark approval of the AspireSR generator in February 2014, and we released it commercially in Europe in March 2014.

Other Expense, Net

Other expense, net was $0.3 million, $0.3 million and $0.5 million during fiscal years 2014, 2013 and 2012, respectively, which was primarily the result of our foreign currency (“FX”) transaction gains and losses. The fiscal year 2012 included FX hedging activities. We operate in a number of international markets and are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. During fiscal year 2012, we entered into foreign currency forward contracts (“FX derivatives”) to offset our FX gains and losses. As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we did not enter into FX derivatives thereafter. During the fiscal year 2012, we recorded FX derivative gains of $1.2 million and FX losses of $1.8 million.

Income Taxes

Our effective tax rate for the fiscal year 2014 was 31.3%, primarily due to our U.S. federal income tax rate of 35.0%, plus state and foreign income taxes, the release of the Cyberonics BVBA valuation allowance on its NOL and other permanent differences. At April 25, 2014, we had a valuation allowance of $1.9 million against a capital loss carryforward, excess tax benefits from stock-based award exercises and vesting for state tax purposes and pre-operating expenses in CostaRica.

The 7.1% reduction in the tax rate as compared to fiscal 2013 was primarily due to a higher than expected U.S. R&D tax credit, the Texas R&D tax credit, which was enacted during fiscal year 2014 and applied to our tax year ended April 26, 2013, and the release of the valuation allowance on the Cyberonics Europe BVBA NOLs.

During fiscal year 2014, we released a  valuation allowance of $1.7 million, which related to the utilization of foreign NOLs associated with the fiscal year 2014 profitable foreign operations. During the fiscal year 2014, the Belgium tax authority concluded an audit of our European subsidiary, Cyberonics Europe BVBA with respect to transfer pricing for fiscal years 2011 and 2010, and as a result we agreed to forfeit approximately $18.9 million in Cyberonics Europe BVBA net operating loss carryforwards, and we reduced our deferred tax assets by approximately $6.4 million and released an equal amount of valuation allowance.  We periodically reviewed the activity of Cyberonics Europe BVBA in order to determine if the balance of the NOL is more likely than not recoverable. After considering all the available positive and negative evidence, management concluded in the quarter ended April 25, 2014, that the NOL was more likely than not recoverable, and as a result we released the valuation allowance. The release of the valuation allowance reduced our tax provision for the fiscal year 2014 by $3.5 million, which reduced our effective tax rate by 4.4%.

During fiscal year 2014, we filed our fiscal year 2013 U.S. federal tax return, generated an R&D tax credit greater than our original estimate, and as a result, we recorded a reduction to the effective tax rate of 1.0%. In addition, during fiscal year 2014, we reduced our effective tax rate by 1.3% due to the Texas R&D tax credit that was enacted and applied to the fiscal tax years 2014 and 2013.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for our fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and as a result, we establish reserves for uncertain tax positions, which require a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. The total amount of unrecognized tax benefit, as of April 25, 2014, if recognized, would reduce our income tax expense by approximately $7.1 million. We are unable to estimate the amount of change in our unrecognized tax benefits over the next 12 months; however, we do not anticipate a significant change.

We have not provided for U.S. income taxes for the undistributed earnings of our foreign subsidiaries. These earnings, while not material to our consolidated statements of income, are intended to be permanently reinvested outside the United States.

Liquidity and Capital Resources

Cash and cash equivalents

Cash Flows

Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Operating activities	$54,196	$79,054	$75,026
Investing activities	(34,412)	(35,993)	(21,984)
Financing activities	(37,267)	(18,850)	(46,716)
Effect of exchange rate changes on cash and cash equivalents	74	(157)	1,014
Net increase (decrease)	$(17,409)	$24,054	$7,340

Operating Activities

Cash provided by operating activities during fiscal year 2014 decreased by $24.9 million as compared to fiscal year 2013, primarily due to a decrease in the non-cash deferred tax benefits of $27.6 million related primarily to utilization of NOLs.  In addition, we realized positive operating cash flow of $0.3 million due to a reduction of inventory during fiscal year 2014; we reduced our inventory of programming tablets, which was partially offset by an increase in our inventory intended for our future products, such as Centro generators and ProGuardian event monitoring systems. During fiscal year 2013, an inventory build-up reduced cash flow by $3.4 million due to significant purchases of inventory parts intended to ensure an adequate supply over several years, which included programming tablets intended to replace our handheld programming computers in the field. We realized increased operating cash flow due to increased operating liabilities of $2.1 million and $6.6 million in fiscal year 2014 and 2013, respectively.  During fiscal year 2014, accruals for operating liabilities increased primarily due to increased business activity and during fiscal year 2013 accruals for operating liabilities increased due to increased business activity and incentive compensation accruals. Operating cash flows decreased in fiscal years 2014 and 2013 by $10.7 million and $10.2 million, respectively, due to increased accounts receivable balances. Accounts receivables have increased due to increased sales and to an increased portion of sales derived from international markets that have longer collection cycles. In addition, during fiscal year 2014, operating cash flow decreased by $2.2 million as compared to fiscal year 2013 due to other operating assets primarily because of prepayment of our fiscal year 2015 federal income tax. Finally, we realized a net increase in cash flows when comparing fiscal year 2014 to fiscal year 2013 due to increased net income offset by non-cash expenses, except deferred tax, of $6.2 million.

Investing Activities

Cash used in investing activities was $34.4 million in fiscal year 2014 compared to $36.0 million for fiscal year 2013. Our property, plant and equipment (“PP&E”) increased $5.5 million, to $15.2 million, when comparing fiscal year 2014 to fiscal year 2013 due to increased investments in our headquarters building, in our software systems infrastructure and in our Costa Rica manufacturing facility. These increases were partially offset by a decrease in expenditures for short-term investments in certificates of deposit of $5.0 million.

The construction of the Costa Rica manufacturing building has been completed; however, we expect further manufacturing equipment expenditures with manufacturing operations expected, upon regulatory approval, by approximately December 2014.  Our headquarters building expenditures are expected to be reduced in fiscal year 2015,  our software infrastructure spending is expected to decrease in fiscal 2015, and overall, we expect to reduce our PP&E expenditures to approximately $10 million during fiscal year 2015.

Our intangible asset purchases continued during the fiscal year 2014.  We invested $3.8 million during fiscal 2014 and $4.6 million in fiscal year 2013 primarily on patents focused on sleep apnea treatment, the integration of magnetic resonance imaging compatibility for our leads and the development of our cardiac-based seizure detection capabilities.

We invested $5.4 million in additional preferred stock of two private medical device start-up companies, Cerbomed GmbH and ImThera Medical, Inc.,  during fiscal 2014. ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea and Cerbomed GmbH is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy.    As of April 25, 2014, we have no outstanding commitments to ImThera Medical, Inc. or to Cerbomed GmbH.

Financing Activities

Cash used in financing activities during fiscal year 2014 increased by $18.4 million as compared to fiscal year 2013. This increase was primarily due to an increase in expenditures for treasury stock of $39.3 million offset by increased equity-based tax benefits of $22.3 million.

Our Board of Directors authorizes purchases of our common stock on the open market and the volume and timing of such purchases depend on market conditions and other factors. During fiscal year 2014, we repurchased shares at a cost of $69.5 million pursuant to the repurchase plans of the Board of Directors and repurchased shares from our employees related to payroll tax withholding at a cost of $2.9 million. The treasury share repurchase plan of the Board of Directors approved on December 3, 2013, is expected to be complete by April 2015

Debt Instruments and Related Covenants

Convertible Notes

During the fiscal year 2012, we were tendered $7.0 million of the aggregate principal amount of our Convertible Notes under the Supplemental Indenture. For a decription of our Convertible Notes, see “Note 8. Convertible Notes” in our consolidated financial statements.

Index

Contractual Obligations

A summary of contractual obligations as of April 25, 2014 are as follows:

Contractual obligations related to off-balance sheet arrangements:	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total Contractual Obligations
Operating leases (1)	$1,569,035	$2,112,515	$745,425	$603,036	$5,030,011
Inventory purchases (2)	6,592,884	-	-	-	6,592,884
Investments (3)	-	1,000,000	-	-	1,000,000
Other (4)	2,343,604	526,742	210,388	336,139	3,416,873
Total (5)	$10,505,523	$3,639,257	$955,813	$939,175	$16,039,768

(1)	Reflects operating lease obligations related to facilities, office equipment and automobiles.
(2)

Reflects certain non-cancellable inventory purchase commitments that specify minimum purchase quantities. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.

(3)	Reflects a contractually optional but expected future payment for patent and patent rights related to our project to integrate magnetic resonance imaging compatibility with our leads.
(4)

Reflects expected future payments in connection with: (i) long-term service and consulting agreements (ii) scheduled future sales, marketing and training events,  (iii) our Costa Rica manufacturing facility land purchase and construction contract, and (iv) minimum royalty fees.

(5)	The table above does not reflect the unrecognized tax benefits of $7.1 million due to our inability to make a reasonably reliable estimate of the timing of any income tax payments.

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2015.  Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.

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

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro and Great Britain pound. Starting in the second quarter of fiscal year 2011 and ending in the third quarter of fiscal year 2012, we entered into foreign currency forward derivative contracts to partially offset the foreign currency exchange gains and losses generated primarily by a foreign currency denominated receivable from our European subsidiary. In the third quarter of fiscal 2012, we recapitalized our European subsidiary, eliminated the inter-company euro receivable, and as a consequence, did not purchase a foreign currency derivative during or after the fourth quarter of fiscal 2012. In the future, we may use non-speculative hedging to reduce our exposure to foreign currency transactions depending on cash flow in our European operations. We choose not to offset other foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. Based on our exposure to foreign currency exchange rate risk, and not taking into consideration foreign currency derivative offsets, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened 10% against the euro and the Great Britain pound, the effect on net income after tax for the 52 weeks ended April 25, 2014 would have been unfavorable by approximately $754,000 or 1.4%. Conversely, if the U.S. dollar had uniformly strengthened 10% against the euro and the Great Britain pound, the impact on net income after tax for the 52 weeks ended April 25, 2014 would have been favorable by approximately $683,000 or 1.2%.

Index

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 25, 2014.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 25, 2014.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 25, 2014. This report, dated June 16, 2014, appears on page 40.

(c)  Changes in Internal Control Over Financial Reporting

During the 13 weeks ended April 25, 2014, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 25, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 25, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiaries as of April 25,  2014 and April 26, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the 52 weeks ended April 25, 2014, April 26, 2013 and April 27, 2012, and our report dated June 16, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas

June 16, 2014

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

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

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

Index

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

		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.2
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.45†	Form of First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Mr. Browne)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
10.62†	Resignation Agreement dated February 24, 2012 between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012	000-19806	10.3
10.63†	First Amendment to the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Proxy Statement on Schedule 14A filed on August 2, 2012	000-19806	Appendix A
10.64†	Warrant Amendment Agreement, dated September 11, 2012, between Cyberonics, Inc. and Merrill Lynch International, through its agent Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Cyberonics, Inc. Current Report on Form 8-K filed on September 11, 2012	000-19806	10.1
10.65†	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.1
10.66†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.67†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.3
10.68†	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.4
10.69†	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.5

10.70†	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.6
10.71*	First Amendment to Employment Agreement dated June 5, 2012 between Cyberonics, Inc. and Milton M. Morris
10.72†	Employment Agreement September 12, 2013 effective between Rohan J. Hoare, PH.D. and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2013	000-19806	10.1
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Gregory H. Browne
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 16, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Moore and Gregory H. Browne, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 16, 2014

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 16, 2014

/s/ GREGORY H. BROWNE Gregory H. Browne	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 16, 2014

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 16, 2014

/s/ JOSEPH E. LAPTEWICZ Joseph E. Laptewicz	Director	June 16, 2014

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 16, 2014

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 16, 2014

/s/ JON T. TREMMEL Jon T. Tremmel	Director	June 16, 2014

CONSOLIDATED FINANCIAL STATEMENTS

April 25, 2014, April 26, 2013 and April 27, 2012

TOGETHER WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

See accompanying Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiaries as of April 25, 2014 and April 26, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the 52 weeks ended April 25, 2014, April 26, 2013 and April 27, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiaries as of April 25, 2014 and April 26, 2013, and the results of their operations and their cash flows for the 52 weeks ended April 25, 2014, April 26, 2013 and April 27, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 25, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 16, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

June 16, 2014

See accompanying Notes to Consolidated Financial Statements

Index

C

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Net sales	$282,014,160	$254,320,417	$218,502,731
Cost of sales	27,354,891	21,907,264	19,656,332
Gross profit	254,659,269	232,413,153	198,846,399
Operating expenses:
Selling, general and administrative	120,641,897	112,515,262	102,568,776
Research and development	46,562,775	41,551,444	35,334,770
Litigation settlement	7,442,847	-	-
Total operating expenses	174,647,519	154,066,706	137,903,546
Income from operations	80,011,750	78,346,447	60,942,853
Interest income (expense), net	162,218	(35,016)	29,393
Impairment of investment	-	(4,058,768)	-
Gain on warrants' liability	-	1,325,574	-
Other expense, net	(295,272)	(303,612)	(550,818)
Income before income taxes	79,878,696	75,274,625	60,421,428
Income tax expense	24,988,439	28,917,123	24,343,696
Net income	$54,890,257	$46,357,502	$36,077,732
Basic income per share	$2.02	$1.68	$1.30
Diluted income per share	$2.00	$1.66	$1.28
Shares used in computing basic
income per share	27,142,597	27,604,006	27,826,586
Shares used in computing diluted
income per share	27,466,474	28,008,960	28,306,732

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Net income	$54,890,257	$46,357,502	$36,077,732
Other comprehensive income (loss):
Foreign currency translation adjustment	286,873	(253,824)	993,286
Total other comprehensive income (loss)	286,873	(253,824)	993,286
Total comprehensive income	$55,177,130	$46,103,678	$37,071,018

See accompanying Notes to Consolidated Financial Statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 25, 2014	April 26, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$103,299,116	$120,708,572
Short-term Investments	25,028,957	15,000,000
Accounts receivable, net	50,674,041	39,450,113
Inventories	17,630,111	17,718,454
Deferred tax assets	17,208,365	10,297,991
Other current assets	6,590,612	4,183,213
Total Current Assets	220,431,202	207,358,343
Property, plant and equipment, net	39,534,873	28,555,742
Intangible assets, net	11,654,690	9,219,999
Long-term investments	15,944,427	10,588,202
Deferred tax assets	5,770,644	7,825,286
Other assets	855,558	495,738
Total Assets	$294,191,394	$264,043,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,569,784	$8,025,512
Accrued liabilities	22,327,913	20,999,966
Total Current Liabilities	29,897,697	29,025,478
Long-term liabilities	5,193,853	5,449,604
Total Liabilities	35,091,550	34,475,082
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 31,819,678 shares issued and 26,745,713 shares outstanding at April 25, 2014 and 31,288,540 shares issued and 27,472,854 shares outstanding at April 26, 2013	318,197	312,885
Additional paid-in capital	426,866,998	380,158,961
Treasury stock, 5,073,965 and 3,815,686 common shares at April 25, 2014 and April 26, 2013, respectively, at cost	(188,519,469)	(116,160,606)
Accumulated other comprehensive income	454,850	167,977
Retained earnings (deficit)	19,979,268	(34,910,989)
Total Stockholders’ Equity	259,099,844	229,568,228
Total Liabilities and Stockholders’ Equity	$294,191,394	$264,043,310

See accompanying Notes to Consolidated Financial Statements

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Common		Other	Accumulated	Total
	Common Stock		Paid-In	Stock	Treasury	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Warrants	Stock	Income (Loss)	(Deficit)	Equity
Balance at April 29, 2011	29,712,007	$297,120	$300,580,501	$25,200,000	$(32,706,563)	$(571,485)	$(117,346,223)	$175,453,350
Stock-based compensation plans	926,598	9,266	21,380,385	-	-	-	-	21,389,651
Purchase of Treasury Stock	-	-	-	-	(50,444,649)	-	-	(50,444,649)
Net income	-	-	-	-	-	-	36,077,732	36,077,732
Other comprehensive income	-	-	-	-	-	993,286	-	993,286
Balance at April 27, 2012	30,638,605	$306,386	$321,960,886	$25,200,000	$(83,151,212)	$421,801	$(81,268,491)	$183,469,370
Stock-based compensation plans	649,839	6,498	24,282,446	-	-	-	-	24,288,944
Tax benefits from stock-based compensation plans			12,361,561					12,361,561
Purchase of Treasury Stock	-	-	-	-	(33,009,673)	-	-	(33,009,673)
Common stock issued upon conversion of convertible notes	96	1	3,984					3,985
Warrants' settlements			21,550,084	(25,200,000)	279	-	-	(3,649,637)
Net income	-	-	-	-	-	-	46,357,502	46,357,502
Other comprehensive loss	-	-	-	-	-	(253,824)	-	(253,824)
Balance at April 26, 2013	31,288,540	$312,885	$380,158,961	$-	$(116,160,606)	$167,977	$(34,910,989)	$229,568,228
Stock-based compensation plans	531,138	5,312	19,634,552	-	-	-	-	19,639,864
Tax benefits from stock-based compensation plans	-	-	27,073,485	-	-	-	-	27,073,485
Purchase of Treasury Stock	-	-	-	-	(72,358,863)	-	-	(72,358,863)
Net income	-	-	-	-	-	-	54,890,257	54,890,257
Other comprehensive income	-	-	-	-	-	286,873	-	286,873
Balance at April 25, 2014	31,819,678	$318,197	$426,866,998	$-	$(188,519,469)	$454,850	$19,979,268	$259,099,844

See accompanying Notes to Consolidated Financial Statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Cash Flows From Operating Activities:
Net income	$54,890,257	$46,357,502	$36,077,732
Non-cash items included in net income:
Depreciation	4,288,184	3,770,756	3,474,612
Amortization of intangible assets	1,314,309	867,613	1,228,245
Stock-based compensation	11,239,987	11,683,249	11,102,237
Deferred income taxes	(5,200,888)	22,421,044	22,666,255
Deferred license revenue amortization	(1,467,869)	(1,493,968)	(1,493,968)
Impairment of investment	-	4,058,768	-
Gain on warrants' liability	-	(1,325,574)	-
Unrealized loss in foreign currency transactions and other	72,287	136,344	1,808,435
Changes in operating assets and liabilities:
Accounts receivable, net	(10,656,327)	(10,184,633)	(1,247,219)
Inventories	254,190	(3,395,899)	682,445
Other current and non-current assets	(2,626,110)	(405,072)	(399,946)
Current and non-current liabilities	2,087,796	6,563,629	1,127,337
Net cash provided by operating activities	54,195,816	79,053,759	75,026,165
Cash Flow From Investing Activities:
Increase in restricted cash	-	(99,573)	-
Purchase of short-term investments	(39,984,639)	(15,000,000)	-
Maturities of short-term investments	29,990,389	-	-
Purchases of property, plant and equipment	(15,222,440)	(9,705,446)	(17,484,102)
Intangible asset purchases	(3,839,000)	(4,600,000)	(500,000)
Long-term investments	(5,356,225)	(6,588,201)	(4,000,000)
Net cash used in investing activities	(34,411,915)	(35,993,220)	(21,984,102)
Cash Flows From Financing Activities:
Purchase of treasury stock	(72,358,863)	(33,009,394)	(50,444,649)
Proceeds from exercise of options for common stock	9,737,212	9,742,948	10,772,767
Cash settlement of compensation-based stock units	(1,323,369)	-	-
Realized excess tax benefits - stock-based compensation	26,678,199	4,416,583	-
Repurchase of convertible notes	-	-	(7,044,000)
Net cash used in financing activities	(37,266,821)	(18,849,863)	(46,715,882)
Effect of exchange rate changes on cash and cash equivalents	73,464	(156,379)	1,014,244
Net increase (decrease) in cash and cash equivalents	(17,409,456)	24,054,297	7,340,425
Cash and cash equivalents at beginning of period	120,708,572	96,654,275	89,313,850
Cash and cash equivalents at end of period	$103,299,116	$120,708,572	$96,654,275

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$4,034	$95,729	$281,206
Cash paid for income taxes	$4,295,774	$3,517,787	$1,120,336
Supplementary Disclosures of Non-Cash Investing Activities:
Reclassification from common stock warrants to warrants' liability	$-	$(3,649,637)	$-
Reclassification from common stock warrants to additional paid-in-capital	$-	$(21,550,363)	$-
PP&E and intangible assets obtained in NeuroVista foreclosure	$-	$1,450,000	$-
Settlement of the NeuroVista note	$-	$(1,450,000)	$-

See accompanying Notes to Consolidated Financial Statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Related Data

Nature of Operations.  We are a medical device company, incorporated in 1987, engaged in the design, development, sales and marketing of implantable medical devices that deliver a unique therapy, vagus nerve stimulation (“VNS”) therapy, using pulsed electrical signals applied to the vagus nerve for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). We are focused on creating new markets, continuing to advance our current products, developing new medical devices for patients with epilepsy and expanding our business into other indications and other neuroscience opportunities. We are headquartered in Houston, Texas, and are approved to market the VNS Therapy® System in more than 73 countries worldwide. To date an estimated 89,000 patients have been implanted with the device.

Basis of Presentation. We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“U.S. GAAP”).

Fiscal Year-End.  We utilize a 52/53-week fiscal year that ends on the last Friday in April. Our fiscal years 2014, 2013 and 2012, which ended April 25, 2014,  April 26, 2013 and April 27, 2012, respectively, were 52-week years.

Use of Estimates. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Estimates are used in accounting for, among other items, useful lives for depreciation of plant and equipment, valuation of  intangible asset investments, amortization of intangible assets, deferred tax assets and liabilities and uncertain income tax positions and stock-based compensation. Actual results could differ materially from those estimates.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiaries: Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents.  Our cash equivalents consisted of a  highly liquid investment with a maturity of less than three months. We carry this investment at cost which approximates fair value.

Short-Term Investments.  Our short-term investments consisted of certificates of deposit and commercial paper with original maturities of six to 12 months that are considered held-to-maturity debt securities and carried at amortized cost, which approximated fair value.

Accounts Receivable.  Our accounts receivable consisted of trade receivables resulting from the granting of credit to our direct customers and distributors in the normal course of business. We maintain an allowance for doubtful accounts for potential credit losses based on our estimates of the ability of customers to make required payments, historical credit experience, existing economic conditions and expected future trends. We write-off uncollectible accounts against the allowance when all reasonable collection efforts have been exhausted.

Inventories.  We state our inventories at the lower of cost, using the first-in first-out (“FIFO”) method, or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Property, Plant and Equipment (“PP&E”).  PP&E is carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred, while significant renewals and improvements are capitalized. We compute depreciation using the straight-line method over estimated useful lives. Leasehold improvements are depreciated over the life of the lease contract plus expected extensions. Capital improvements to the building are added as building components and depreciated over the useful life of the improvement or the building, whichever is less. PP&E is reviewed for impairment every reporting period.

Intangible Assets. Intangible assets shown on the consolidated balance sheet are all finite-lived and consisted primarily of purchased patent and licensed patent and technology rights. We amortize our intangible assets over their useful lives using the straight-line method. Amortization expense is recorded in research and development until an associated product is marketed, thereafter we amortize the remaining carrying value of the intangible asset to cost of goods sold using a unit-of-sale method. The unit-of-sale method of amortization is based on current period unit sales and total expected unit sales over the useful life of the intangible asset. The useful life of an intangible asset not associated with a commercialized product is generally based on the life of the patent.  We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If we change our estimate of the useful life of an asset, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, such as an asset that no longer factors into our product commercialization plans, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized and charged to research and development.

Long-term investments.  Our long-term investments consisted of cost-method equity investments. We have invested in the convertible preferred shares of privately-held, development-stage medical device companies. We own less than 20% of the voting stock in these entities and do not have the ability to exercise significant influence over them. The carrying value of these entities is reviewed each reporting period for events or changes in circumstances that indicate an impairment of our investment. Impairment adjustments are subject to a high degree of management judgment, as these investments do not have quoted market prices. Impairment indicators include failed clinical trials, adverse regulatory actions, change in the investees’ competitive position or difficulty in raising funds. If impairment is indicated, we determine the fair value of the investment and, if below cost, we determine if the loss is temporary or other-than-temporary. Temporary loss is not recognized and other-than-temporary loss is recognized in ‘Other Expense, Net’ in the consolidated statement of income.

Revenue Recognition

Product Revenue. We sell our products through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets. We recognize revenue when persuasive evidence of a sales arrangement exists, title to the goods and risk of loss transfers to customers or to independent distributors, the selling price is fixed or determinable and collectability is reasonably assured. We estimate expected sales returns based on historical data and record a reduction of sales with a return reserve. We record state and local sales taxes net, that is, we exclude sales tax from revenues.

License Revenue. We record upfront payments received under license agreements as deferred revenue on the consolidated balance sheet and recognize license revenue over the period we are obligated to prosecute the licensed patent applications.

Medical Device Excise Tax (“MDET”).  Section 4191 of the Internal Revenue Code enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, established a 2.3% excise tax on medical devices sold domestically beginning on January 1, 2013. We include the cost of MDET in cost of sales on the consolidated statement of income.

Research and Development (“R&D”).  All R&D costs are expensed as incurred. R&D includes costs of basic research activities as well as engineering and technical effort required to develop a new product or make significant improvement to an existing product or manufacturing process. R&D costs also include regulatory and clinical trial expenses, including post-market clinical trials. Amortization of intangible assets not associated with a marketable product is recorded in R&D.

Leases.  We account for leases that transfer substantially all of the benefits and risks incident to the ownership of property as an acquisition of an asset and the incurrence of an obligation, and we account for all other leases as operating leases. We are a party to contracts for leased facilities and equipment, all of which we consider operating leases. Certain of our leases provide for tenant improvement allowances that have been recorded as deferred rent and amortized, using the straight-line method, over the life of the lease as a reduction to rent expense. In addition, scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

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

Stock Options.   Options granted under the Stock Plans are service-based and typically vest annually over four or five years, or cliff-vest in one to three years, following their date of grant as required under the applicable agreement establishing the award and have maximum terms of 10 years. Stock option grant prices are set equal to the closing price of our common stock on the day of the grant. There are no post-vesting restrictions on the shares issued. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. We determine expected volatility based on the historic volatility of our stock price over a period equal to the expected term of the option. Prior to fiscal year 2014, we included an additional factor, implied volatility, in our estimates of expected volatility, based on option market trading data for our stock; however, during fiscal year 2014, we discontinued this factor due to a low volume of activity in the option trading market.

Restricted Stock and Restricted Stock Units.  We grant restricted stock and restricted stock units at no purchase cost to the grantee. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the shares and share units are restricted until they are vested.  We issue new shares for our restricted stock and restricted stock unit awards. Under our stock-based compensation plans we repurchase a portion of these shares from our employees to permit our employees to meet their minimum statutory tax withholding requirements on vesting of their restricted stock. Under this plan we expect to repurchase, and place in treasury, as many as 122,398 shares during fiscal year 2015.

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

We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: a) profitability in the most recent 12 fiscal quarters, b) internal forecasts for the current  and next two future fiscal years, c) size of deferred tax asset relative to estimated profitability, d) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, e) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to IRC Section 382, and f) the implementation of prudent and feasible tax planning strategies, if any.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes; therefore, in order to determine if an uncertain tax position reserve is required, we regularly assess the likely outcomes of our tax positions in previously filed tax returns and positions we expect to take in future tax returns that are reflected in measuring our current or deferred income tax assets and liabilities. We recognized interest and penalties associated with unrecognized tax benefits and record interest with interest expense, and penalties in administrative expense, in the consolidated statement of income.

Vesting or exercise of restricted stock, restricted stock units and stock options result in a difference between the federal income tax deduction and the financial statement stock-based compensation, which creates an excess tax benefit (windfall) or tax deficiency (shortfall). If a windfall benefit can be utilized to reduce income taxes payable as determined using a “with and without” method, the windfall benefit will offset the shortfall deficiency; if not, then the shortfall is recognized as tax expense. Prior to fiscal year 2013, we were unable to offset shortfalls with windfalls and were required to recognize shortfalls as tax expense. For fiscal years 2013 and 2014, the utilization of windfall benefits offset income taxes payable and shortfalls had no impact on the effective tax rate. The realized excess tax benefits were credited to additional paid-in capital and are not recorded as a tax benefit in the consolidated statement of income.

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

Derivatives and Hedges.  We are exposed to certain foreign currency risks relating to our ongoing business operations. We may, from time to time, enter into foreign currency forward derivative contracts to offset foreign currency exchange risk. We do not enter into forward exchange derivative contracts for speculative purposes. We choose not to offset all foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the economic cost of offsetting particular exposures. There can be no assurance that a foreign currency derivative will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates. We designate foreign currency forward contracts as non-hedge derivative instruments. The foreign currency exchange gains and losses generated by our derivatives and our foreign currency denominated assets and liabilities are included in Other Expense, Net in our consolidated statement of income.

Fair Value Measurements.  Fair value is defined as the exit price or the amount that we would receive upon selling our assets in an orderly transaction to a market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

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

Note 2.  Accounts Receivable and Allowance for Bad Debt

Accounts receivable, net consisted of the following:

	April 25, 2014	April 26, 2013
Accounts receivable	$51,358,991	$39,998,483
Allowance for bad debt	(684,950)	(548,370)
	$50,674,041	$39,450,113

Note 3.  Inventories

Inventories consisted of the following:

	April 25, 2014	April 26, 2013
Raw materials	$7,289,543	$7,267,437
Work-in-process	4,438,280	4,813,227
Finished goods	5,902,288	5,637,790
	$17,630,111	$17,718,454

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 25, 2014	April 26, 2013	Lives in years
Land	$1,643,813	$1,128,813	---
Building and building improvements	25,394,565	16,646,446	36 to 39
Equipment, furniture and fixtures	37,079,945	33,104,334	3 to 5
Leasehold improvements	1,444,622	1,316,088	5 to 8
Capital investment in process	6,925,698	6,627,930	---
Total	72,488,643	58,823,611
Accumulated depreciation	(32,953,770)	(30,267,869)
	$39,534,873	$28,555,742

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	April 25, 2014	April 26, 2013
Developed Technology Rights (1)	$13,964,000	$10,370,000
Other Intangible Assets (2)	1,148,000	993,000
	15,112,000	11,363,000
Accumulated amortization	(3,457,310)	(2,143,001)
Net	$11,654,690	$9,219,999

(1)

Developed Technology Rights include purchased patents, licensed patent rights and know-how. These assets relate primarily to seizure detection and response, wireless communication technology, rechargeable battery technology, conditionally safe magnetic resonance (“MR”) technology for implantable leads and the treatment of obstructive sleep apnea.

(2)	Other Intangible Assets primarily consists of purchased clinical neurological and sleep apnea databases.

During the 52 weeks ended April 25, 2014, we purchased intangible assets of $3.8 million which consisted primarily of Developed Technology Rights and included (i) patent acquisitions related to the treatment of obstructive sleep apnea, (ii) the integration of conditionally safe MR technologies with our leads, and (iii) cardiac-based seizure detection capabilities.  These fiscal year 2014 asset acquisitions have an average amortization period of 12 years.

The weighted average amortization period in years for our intangible assets at April 25, 2014:

Developed Technology Rights	12
Other Intangible Assets	7

Aggregate intangible asset amortization was $1,314,309, $867,613 and $1,228,245 for the fiscal years 2014, 2013 and 2012, respectively, which was primarily reported in research and development expense in the consolidated statements of net income. During the quarter ended April 25, 2014, we launched the AspireSR generator in Europe; as a result, we assigned the amortization of intangible assets, with a carrying value of $837,000, to cost of goods sold.

Amortization recorded in the fiscal year 2014 included impairment losses of $90,000 of developed technology rights and amortization recorded in the fiscal year 2012 included impairment losses of $177,000 and $305,000 for Developed Technology Rights and Other Intangible Assets, respectively. These impairment losses were due to intellectual property that no longer factored into our product plans.

The estimated future amortization expense based on our finite-lived intangible assets at April 25, 2014:

Fiscal year 2015	$1,282,356
Fiscal year 2016 (53 week year)	1,298,569
Fiscal year 2017	1,414,490
Fiscal year 2018	1,426,449
Fiscal year 2019	1,337,786

Note 6. Investments

Short-Term Investments detail.  Our short-term investments consist of securities with maturities ranging from 6 to 12 months and carried at amortized cost.  Refer to “Note 18. Fair Value Measurements.”

	April 25, 2014	April 26, 2013
Certificates of deposits	$20,031,289	$15,000,000
Commercial paper	4,997,668	-
	$25,028,957	$15,000,000

Long-Term Investments detail: Our long-term investments consisted of equity positions in two privately-held companies carried at original cost under the cost-method,  refer to “Note 18. Fair Value Measurements”:

	April 25, 2014	April 26, 2013
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$8,000,002
Cerbomed GmbH - convertible preferred shares (2)	3,944,425	2,588,200
Carrying amount – long-term investments	$15,944,427	$10,588,202

(1)

ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea.  During the quarter ended January 24, 2014, we purchased $4.0 million of convertible preferred non-voting stock with warrants.

(2)

Cerbomed GmbH is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the quarter ended January 24, 2014, we purchased an addition tranche of convertible preferred stock for €1.0 million, or approximately $1.4 million.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	April 25, 2014	April 26, 2013
Payroll and other compensation	$16,957,216	$16,869,112
Clinical study costs	1,226,865	1,040,772
Other accrued liabilities	4,143,832	3,090,082
	$22,327,913	$20,999,966

Note 8.  Convertible Notes

In September 2005, we issued $125 million of Senior Subordinated Convertible Notes at the interest rate of 3% per year (the “Convertible Notes”). We used a portion of the proceeds, a net of $13.0 million, to purchase call options to buy 3,012,050 shares of our common stock at an exercise price of $41.50 per share (the “Note Hedge”), partially offset by proceeds from the issuance of warrants to sell shares of our common stock (the “Warrants”). The Note Hedge and the Warrants were designed to limit potential dilution from conversion of the Convertible Notes. The Note Hedge was terminated in fiscal year 2009 by Merrill Lynch International. See “Note 9. Warrants” for more information about the warrants.

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

Note 9.  Warrants

In September 2005, in conjunction with the issuance of the Convertible Notes, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in stockholders’ equity on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended on September 11, 2012, changing the settlement measurement period to a period of 60 trading days, each day as a separate tranche, commencing on September 12, 2012 and ending on December 7, 2012. The settlement was equal to the amount in excess, if any, of $50.00 per share of the daily volume-weighted average price of our common stock, if any, for approximately 50,000 warrants for each of the 60 tranches. The warrants were segregated into three 20-tranche groups for purposes of our electing to settle in cash or net shares. During the quarter ended October 26, 2012, we elected cash settlement for the first two groups of tranches, or 40 tranches. The settlement periods for these two groups ended on October 9, 2012 and November 8, 2012, respectively. The final group of 20 tranches was net share settled with a settlement period ended December 7, 2012.

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

Note 10.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	April 25, 2014	April 26, 2013
Liability for uncertain tax benefits	$4,257,437	$3,599,787
Deferred license revenue	-	1,467,869
Other	936,416	381,948
	$5,193,853	$5,449,604

Note 11.  Commitments and Contingencies

Litigation

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

On May 3, 2013, the district court ruled (i) that we breached the license agreement by failing to pay the $9,000-per-quarter minimum royalty since July 2011, (ii) that the license agreement required us to use our “best efforts to develop and market a Product or Products” regarding each of the licensed patents, and (iii) that a trial would be required to determine whether we used our “best efforts” as required by the license agreement. Dr. Zabara claimed to be entitled to damages of approximately $0.6 million for unpaid royalties on the tunneling tool and damages of at least $200 million for royalties he claimed would have been earned had we used our “best efforts to develop and market a Product or Products” for the licensed patents not embodied in our epilepsy products.

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

On December 5, 2013, the United States District Court for the District of Massachusetts unsealed a qui tam action (13-cv-10214) filed by former employee Andrew Hagerty against us under the Federal False Claims Act (“FCA”) and the false claims statutes of 28 different states and the District of Columbia.  The FCA prohibits the submission of a false claim or the making of a false record or statement to secure reimbursement from, or limit reimbursement to, a government-sponsored program.  A “qui tam” action is a lawsuit brought by a private individual, known as a relator, purporting to act on behalf of the government.  The action is filed under seal, and the government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit. Typically, following the government’s election, the qui tam action is unsealed.

In October 2013, the United States Department of Justice declined to intervene in the qui tam action, but reserved the right to do so in the future.  In December 2013, the district court unsealed the action. In April 2014, we filed a Motion to Dismiss the qui tam complaint, alleging a number of deficiencies in the lawsuit.  In May 2014, the relator filed a First Amended Complaint.

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

Licensing and Investment Agreements

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc. for the integration of magnetic resonance imaging compatibility with our leads. We agreed to future milestone-based payments and minimum royalties and expect future expenditures of $1.3 million through fiscal year 2019.

Lease Agreements

We lease facilities and equipment with non-cancellable leases, accounted for as operating leases, including: (i) a storage and distribution facility in Austin, Texas; (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe,  the United States , Beijing, China and Hong Kong, and; (iii) vehicles and office equipment.

Future minimum lease payments as of April 25, 2014 are as follows:

52/53 Weeks Ending on the last Friday of April:
Fiscal year 2015	$1,569,035
Fiscal year 2016 (53 weeks)	1,403,468
Fiscal year 2017	709,047
Fiscal year 2018	433,988
Fiscal year 2019	311,437
Thereafter	603,036

Our lease expenses for the 52 weeks ended April 25, 2014, April 26, 2013 and April 27, 2012 amounted to $0.9 million, $0.7 million and $1.4 million, respectively.

Note 12.  Stock-Based Incentive Plans

Stock-Based Incentive Plans

Stock-based awards may be granted under the Cyberonics, Inc. Amended and Restated New Employee Equity Inducement Plan (“Inducement Plan”) or the Cyberonics, Inc. 2009 Stock Plan (“2009 Plan”). The Inducement Plan, which includes approximately 290,000 shares available for future awards as of April 25, 2014, is not a stockholder-approved plan and may be used only for awards offered as an inducement to new employees.  Our stockholders approved the 2009 Plan in September 2009 and approved an amendment to the 2009 Plan in September 2012 increasing the aggregate maximum number of shares that can be issued under the plan.  As of April 25, 2014, the 2009 Plan includes approximately 2.38 million shares available for future awards. These plans provide for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock units, and other stock-based awards.

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Cost of goods sold	$487,706	$504,715	$578,157
Selling, general and administrative	7,998,550	7,949,517	8,106,663
Research and development	2,753,731	3,229,017	2,417,417
Total stock-based compensation expense	$11,239,987	$11,683,249	$11,102,237
Income tax benefit, related to awards, recognized in the consolidated statements of income	3,743,983	3,810,136	3,461,453
Total expense, net of income tax benefit	$7,496,004	$7,873,113	$7,640,784

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Service-based stock option awards	$3,721,733	$2,916,855	$2,639,748
Service-based restricted and restricted stock unit awards	5,527,458	5,067,292	5,290,854
Performance-based restricted stock and restricted stock unit awards	1,990,796	3,699,102	3,171,635
Total stock-based compensation expense	$11,239,987	$11,683,249	$11,102,237

Stock-Based Compensation Unrecognized

Amount of stock-based compensation cost not yet recognized related to nonvested awards:

	April 25, 2014
	Unrecognized Compensation Cost	Weighted Average remaining Vesting Period (in years)
Service-based stock option awards	$8,661,928	2.62
Service-based restricted and restricted stock unit awards	8,995,313	2.08
Performance-based restricted stock and restricted stock unit awards	1,951,338	0.63
Total stock-based compensation cost unrecognized	$19,608,579

Stock Option Valuation Assumptions

We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. The following table lists the assumptions we utilized as inputs to the Black-Scholes model:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Dividend Yield (1)	-	-	-
Risk-free interest rate - based on grant date (2)	1.36% - 2.01%	0.94% - 1.57%	0.73% - 2.23%
Expected option term - in years per group of employees/consultants (3)	5.92 - 6.54	6.41 - 9.39	4.08 - 6.59
Expected volatility at grant date	40.41% - 43.59%	44.95% - 51.14%	47.04% - 59.07%

(1)	We have not historically paid dividends and currently do not plan to pay dividends.
(2)	We use yield rates on U.S. Treasury securities for a period that approximated the expected term of the award to estimate the risk-free interest rate.
(3)

We estimated the expected term of options granted using historic data of actual time elapsed between the date of grant and the exercise or forfeiture of options for employees. For consultants the expected term is the remaining time until expiration of the option.

Stock Option Activity

The following tables detail the activity for service-based stock option awards:

	52 Weeks Ended April 25, 2014
Options	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 26, 2013	1,161,427	$27.67
Granted	257,277	52.18
Exercised	(400,350)	24.06
Forfeited	(5,967)	42.15
Expired	-	-
Outstanding — at April 25, 2014	1,012,387	35.25	6.98	$25,341,486
Fully vested and exercisable — end of quarter	408,300	25.04	5.09	14,511,343
Fully vested and expected to vest — end of quarter (2)	983,327	34.93	6.93	$24,926,902

(1)

The aggregate intrinsic value of options at quarter end is based on the difference between the fair market value of the underlying stock at April 25, 2014, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Factors in expected future forfeitures.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Weighted average grant date fair value of stock option awards during the fiscal year	$23.29	$20.55	$12.31
Aggregate intrinsic value of stock option exercises during the fiscal year	$14,209,939	$11,475,610	$5,636,206

Restricted Stock and Restricted Stock Units Awards

The following tables detail the activity for service-based restricted stock and restricted stock unit awards:

	52 Weeks Ended April 25, 2014
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	367,734	$31.61
Granted	131,417	52.02
Vested	(147,807)	28.21
Forfeited	(2,619)	42.70
Non-vested shares at April 25, 2014	348,725	$40.65

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Weighted average grant date fair value of service-based share grants issued during the fiscal year	$52.02	$44.31	$26.58
Aggregate fair value of service-based share grants that vested during the year	$8,124,528	$15,969,922	$7,638,546

The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	52 Weeks Ended April 25, 2014
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 26, 2013	396,161	$25.54
Granted	-	-
Vested	(62,520)	27.13
Forfeited	-	-
Non-vested shares at April 25, 2014	333,641	$25.24

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Weighted average grant date fair value of performance-based share grants issued during the fiscal year	$-	$50.10	$25.23
Aggregate fair value of performance-based share grants that vested during the year	$3,189,770	$3,318,681	$-

Note 13.  Employee Retirement Savings Plan and Deferred Compensation Plan

The Employee Retirement Savings Plan.  We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning with the first quarterly open enrollment date following the start of their employment. We match 50% of employees’ contributions up to 6% of eligible earnings, subject to a five-year vesting period. We incurred expenses for these contributions of approximately $1.7 million, $1.4 million and $1.3 million for the fiscal years 2014, 2013 and 2012, respectively.

The Deferred Compensation Plan.  Effective as of January 1, 2013, we offered the Cyberonics, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of senior management. The Deferred Compensation Plan is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the Internal Revenue Code (“IRC”). As part of our overall compensation program, the Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, for the 2014 plan year, we agreed to match 50% of the contributions of non-officer members of the group up to 6% of eligible earnings, subject to a five-year vesting period. As of April 25, 2014, the liability for compensation deferred under the Deferred Compensation Plan was $0.5 million and the balance of the investment was $0.5 million. The liability was included with “Long-term liabilities” and the investment was included with Other (long-term) assets on our consolidated balance sheets.

Note 14.  Stockholders’ Equity

With respect to the shares authorized, both common and preferred, our Board of Directors, at its sole discretion, may determine, fix and alter dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any such series and may determine the designation, terms and conditions of the issuance of any such shares. We have 2,500,000 shares of undesignated Preferred Stock authorized and available for future issuance, of which none have been issued through April 25, 2014.

Common shares are repurchased from time to time to return capital to shareholders. During fiscal years 2014, 2013 and 2012, the Company repurchased 1,205,300 shares, 600,000 shares and 1,629,000 shares, respectively, at an approximate average price of $57.66, $45.58 and $30.13, respectively, pursuant to the Board of Directors’ repurchase plans. In November 2011, the Board of Directors (“BOD”) authorized the repurchase of one million shares. This plan was completed in January 2013.  In January 2013, the BOD authorized the repurchase of an additional one million shares, and this program was completed in December 2013. In December 2013, the Board authorized an additional repurchase of one million shares of common stock. The current program is expected to be completed by April 2015. As of April 25, 2014, we have 739,700 shares available for future repurchases under the current plan.

Note 15.  Income Taxes

The U.S. and foreign components of income before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Income before income taxes:
Domestic	$76,257,151	$74,949,502	$63,865,045
Foreign	3,621,545	325,123	(3,443,617)
	$79,878,696	$75,274,625	$60,421,428
Provision for current income tax expense:
Federal	$26,537,978	$13,987,217	$779,690
State and local	3,250,920	1,692,119	772,013
Foreign	103,749	101,281	125,738
	$29,892,647	$15,780,617	$1,677,441
Provision for deferred income tax expense:
Federal	$(577,992)	$13,066,858	$21,583,269
State and local	(792,542)	69,648	1,082,986
Foreign	(3,533,674)	-	-
	$(4,904,208)	$13,136,506	$22,666,255
Total provision for income tax expense	$24,988,439	$28,917,123	$24,343,696

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
U.S. statutory rate	35.0%	35.0%	35.0%
Change in deferred tax valuation allowance (1)	(4.4)	(0.1)	-
Shortfall on settlement of options and restricted stock	-	-	1.4
Adjustment to Cyberonics BVBA NOL deferred tax asset resulting from the Belgium tax audit (2)	7.3	-	-
Adjustment to Cyberonics BVBA NOL deferred tax asset valuation allowance resulting from the Belgium tax audit (2)	(7.3)	-	-
State and local tax provision, net of federal benefit	2.5	2.3	2.6
Foreign taxes	0.5	0.1	0.2
Research and development tax credit (3)	(3.4)	(1.4)	(1.1)
Gain on warrant liability	-	(0.6)	-
Contingency for uncertain tax positions (4)	-	1.8	-
Other, net	1.1	1.3	2.2
Effective tax rate	31.3%	38.4%	40.3%

(1)

We released all remaining valuation allowance against Cyberonics Europe BVBA net operating loss carryforwards as the carryforwards are more likely-than-not to be utilized against future taxable income.

(2)

We concluded a tax audit with the Belgium tax authority of our European subsidiary, Cyberonics Europe BVBA with respect to transfer pricing for fiscal years 2011 and 2010, and as a result, we agreed to forfeit approximately $18.9 million in Cyberonics Europe BVBA NOLs, and we released an equal amount of valuation allowance that resulted in no effect to the tax provision.

(3)

The research and development tax credit recognized for the fiscal year ended April 25, 2014 included the impact of a favorable R&D tax credit adjustment based on our fiscal year 2013 U.S. tax return. The R&D tax credit recognized for the fiscal year ended April 26, 2013 included the impact of the retroactive enactment of the R&D Tax Credit covering the period January 1, 2012 to April 26, 2013, which includes four months from the prior fiscal year ended April 27, 2012.

(4)	The contingency in fiscal year 2013 related to the uncertain tax position associated with the impairment of our investment in NeuroVista Corporation’s debt obligation.

Significant components of our deferred tax assets are as follows:

	April 25, 2014	April 26, 2013
Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$-	$11,652,605
Foreign net operating loss carryforwards	3,533,675	12,309,347
State net operating loss carryforwards	462,149	882,678
Tax credit carryforwards	12,467,782	7,084,538
Deferred compensation	6,646,084	6,119,515
Accruals and reserves	2,227,878	2,102,427
Licensing income and expense	(675,036)	776,467
Property and equipment	(957,697)	(789,106)
Other	1,146,024	4,166,569
Total deferred tax assets	24,850,859	44,305,040
Deferred tax valuation allowance	(1,871,850)	(26,181,763)
Net deferred tax assets	$22,979,009	$18,123,277

	April 25, 2014	April 26, 2013
Current deferred tax asset	$18,600,795	$17,992,339
Current valuation allowance	(1,330,672)	(7,622,379)
Non-current deferred tax asset	8,829,556	27,236,316
Non-current valuation allowance	(541,180)	(18,559,384)
	25,558,499	19,046,892
Current deferred tax liability	(61,758)	(71,969)
Non-current deferred tax liability	(2,517,732)	(851,646)
	(2,579,490)	(923,615)
Net deferred tax assets	$22,979,009	$18,123,277

At April 25, 2014, we had net operating loss carryforwards (“NOL”) of $3.8 million for federal income tax purposes, which arose from excess tax benefits from stock-based award exercises and vesting resulting in NOLs and not recorded as a deferred tax asset. These NOLs will expire during fiscal years 2027 through 2033. We also have tax credit and capital loss carryforwards, net of unrecognized tax benefits of approximately $12.5 million for federal and state income tax purposes expiring during fiscal years 2029 through 2034. At April 25, 2014, we had NOL of approximately $3.6 million for state and local income tax purposes, expiring at various dates beginning in fiscal year  2015,  and we had foreign NOLs of $10.4 million with no expiration period. We believe it is more likely than not that future operating results will generate sufficient net taxable income to utilize these NOLs and tax credit carryforwards.

At April 25, 2014, we had a valuation allowance of $1.9 million against our capital loss carryforward, excess tax benefits from stock-based award exercises and vesting for state tax purposes and pre-operating expenses in Costa Rica, and.  During the fiscal year ended April 25, 2014, we utilized $11.7 million of excess tax benefit NOL for federal income tax purposes and released an equal amount of valuation allowance, which was recorded in additional paid-in capital on our consolidated balance sheet.

 During fiscal year 2014, we also released valuation allowance, which offset our tax provision by $1.7 million related to the utilization of NOLs associated with the fiscal year 2014 profitable foreign operations. During the fiscal year 2014, the Belgium tax authority concluded an audit of our European subsidiary, Cyberonics Europe BVBA with respect to transfer pricing for fiscal years 2011 and 2010, and as a result we agreed to forfeit approximately $18.9 million in Cyberonics Europe BVBA net operating loss carryforwards, which reduced our deferred tax assets by approximately $6.4 million and released an equal amount of valuation allowance. During fiscal year 2014 and prior years, we reviewed the activity of Cyberonics Europe BVBA in order to determine if the balance of the net operating loss carryforwards (“NOLs”) is more likely than not recoverable. After considering all the available positive and negative evidence, management concluded in the quarter ended April 25, 2014, that the NOL was more likely than not recoverable, and as a result, we released the valuation allowance. The positive evidence, which outweighed the negative evidence, included: (i) positive results for the rolling 12 fiscal quarters for the period ended April 25, 2014, using cumulative pre-tax book income as adjusted for permanent differences; while all prior rolling 12 fiscal quarters resulted in cumulative pre-tax book losses as adjusted for permanent differences, (ii) confidence in forecasts of profitability in future years and, (iii) no limitations on the carry-forward period for net operating losses under Belgium tax law. The release of the valuation allowance reduced our tax provision for the fiscal year 2014 by $3.5 million, which reduced our effective tax rate by 4.4%.

We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

The following is a roll-forward of our total gross unrecognized tax benefit:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Balance at beginning of year	$7,079,351	$6,075,693	$6,326,041
Tax positions related to current year	-	1,339,561	-
Tax positions related to prior years	-	(335,903)	(250,348)
Balance at end of year	$7,079,351	$7,079,351	$6,075,693

The total amount of unrecognized tax benefit, as of April 25, 2014, if recognized, would reduce our income tax expense by approximately $7.1 million.  We are unable to estimate the amount of change in our unrecognized tax benefits over the next 12 months; however, we do not anticipate a significant change.

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

Note 16.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Numerator:
Net income	$54,890,257	$46,357,502	$36,077,732
Add effect of Convertible Notes (1)	-	-	97,486
Diluted income	$54,890,257	$46,357,502	$36,175,218

Denominator:
Basic weighted average shares outstanding	27,142,597	27,604,006	27,826,586
Add effects of:
Stock options	323,877	404,954	367,671
Convertible Notes (1)	-	-	112,475
Diluted weighted average shares outstanding	27,466,474	28,008,960	28,306,732
Basic income per share	$2.02	$1.68	$1.30
Diluted income per share	$2.00	$1.66	$1.28

(1)	We determine the dilutive effect of any retired or repurchased Convertible Notes separately from the dilutive effect of Convertible Notes outstanding at period end.

Anti-dilutive securities excluded from the computation of earnings per share:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Stock options (1)	38,048	30,987	111,738
Warrants (2)	-	-	3,012,050

(1)

Outstanding options to purchase common shares that are excluded from the computation of earnings per share because generally the option exercise price exceeds the average market price of our common stock during the reporting period.

(2)

In September 2005, we sold common stock warrants at an exercise price of $50.00 per share. The warrants were anti-dilutive for fiscal year 2012 because the exercise price of the warrants exceeded the average market price during this period.  The warrants were settled during fiscal year 2013. Refer to “Note 17. Derivatives” for further information.

Note 17. Derivatives

Foreign Currency Exposure

We operate in a number of international markets and are exposed to the impact of foreign currency exchange rate movements on earnings, particularly with respect to the U.S. dollar versus the euro. Our aggregate foreign currency exchange losses for fiscal years 2014 and 2013 were approximately $295,000 and $304,000, respectively, which were not hedged.  Our aggregate foreign currency loss for fiscal year ended April 27, 2012 exclusive of foreign currency hedging results was approximately $1,841,000, which was offset by our foreign currency hedging gains of approximately $1,195,000.  As a result of the settlement of our euro-based trade receivables due from our European subsidiary, Cyberonics Europe BVBA, and the simultaneous investment in the subsidiary during the quarter ended January 27, 2012, we have not entered into a foreign currency derivative during fiscal year 2013 or fiscal year 2014; however, in the future we may hedge our exposure to foreign currency transactions.

Warrants’ Liability

In September 2005, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in common stock warrants on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the quarter ended October 26, 2012 to change the settlement measurement period and, as a result, common stock warrants representing the right to receive net value for the purchase of 2,008,000 shares of our common stock at $50.00 per share were re-classed to warrants’ liability at a fair value of $3.6 million. At October 26, 2012, we revalued the warrants’ liability at $2.3 million and recorded a gain of $1.3 million, which was included in non-operating income in the consolidated statement of income for quarter ended January 25, 2013. The warrants were settled during the quarter ended January 25, 2013. Refer to “Note 9. Warrants” for further information.

Note 18. Fair Value Measurements

Cash equivalents

Our cash equivalents consisted of a U.S. government money market mutual fund, which amounted to $3.8 million at April 25, 2014 and zero at April 26, 2013 and April 27, 2012. We carry this investment at cost which approximates fair value.

Short-Term Investments

Our short-term investments consisted of certificates of deposit and commercial paper with maturities of six to 12 months that are considered held-to-maturity debt securities and carried at amortized cost, which approximated fair value. The next contractual maturity date will be in July 2014 for our commercial paper and in December 2014 for our certificate of deposit.

Investment in Cost-Method Equity Securities

Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. Refer to “Note 6. Investments” for further information. We have not estimated the fair value of these investments because their fair value is not readily determinable without incurring excessive cost. However, each reporting period we evaluate whether we have experienced an event or change in circumstances that may have a significant adverse effect on the fair value of these investments. The information we review falls into Level 3 of the fair value. Impairment indicators include failed clinical trials, adverse regulatory actions, a  change in the investees’ competitive position or difficulty in raising funds.

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

	52 Weeks Ended	52 Weeks Ended
	April 26, 2013	April 27, 2012
Beginning Balance	$5,508,768	$5,209,590
Net purchases / (settlements)	(1,450,000)	-
Interest accrual	-	299,178
Transfers in/(out) of Level 3	-	-
Other-than-temporary impairment included in net income	(4,058,768)	-
Ending Balance	$-	$5,508,768

Note 19.  Quarterly Financial Information — Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
52 weeks ended April 25, 2014
Net sales	$68,872,357	$70,101,119	$68,191,414	$74,849,270	$282,014,160
Gross profit	62,328,324	63,175,013	61,731,266	67,424,666	254,659,269
Net income	8,673,926	13,888,462	13,899,863	18,428,006	54,890,257
Diluted income per share (1)	$0.31	$0.50	$0.51	$0.68	$2.00
52 weeks ended April 26, 2013
Net sales	$60,321,172	$62,955,645	$62,700,033	$68,343,567	$254,320,417
Gross profit	55,309,995	57,785,841	57,332,815	61,984,502	232,413,153
Net income	8,075,033	13,566,904	13,183,494	11,532,071	46,357,502
Diluted income per share (1)	$0.29	$0.48	$0.47	$0.41	$1.66

(1)

EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full year EPS.

Note 20.  Geographic Information

	Net Sales
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
United States	$226,922,684	$210,352,698	$182,955,274
International (1)	55,091,476	43,967,719	35,547,457
Total	$282,014,160	$254,320,417	$218,502,731

	Long-Lived Assets (2)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 25, 2014	April 26, 2013	April 27, 2012
United States	$29,398,306	$24,515,681	$21,979,396
International	10,136,567	4,040,061	181,275
Total	$39,534,873	$28,555,742	$22,160,671

(1)	Sales are classified according to the country of destination, regardless of the shipping point.
(2)

Long-lived assets consist of PP&E. The increase in international assets in fiscal year 2014 is due to the construction of a second manufacturing facility located in Costa Rica and the build-out of the new leased offices in Belgium.

Note 21. New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists, with certain exceptions.  This accounting guidance is effective prospectively starting with our first quarter of fiscal year 2015 and is related to presentation only. Its adoption is not expected to have a material impact on our consolidated results of operations or financial position.

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Our adoption begins with the first fiscal quarter of fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated results of operations or financial position.

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

		Cyberonics, Inc.’s Current Report on Form 8-K filed on September 20, 2011	000-19806	10.2
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1

10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.22†	Cyberonics, Inc. 1998 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on November 3, 1998	333-66691	4.1
10.23†	First Amendment to the Cyberonics, Inc. 1998 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.23
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.45†	Form of First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.49†	New Employee Equity Inducement Plan Agreement dated September 17, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.65
10.50†	Form of Amendment of Restricted Stock Agreement (Mr. Browne)	Cyberonics, Inc.’s Current Report on Form 8-K filed on December 29, 2008	000-19806	10.5
10.51†	Form of Employment Agreement (Messrs. Browne and Wise)	Cyberonics, Inc.’s Current Report on Form 8-K filed on June 24, 2009.	000-19806	10.1
10.56†	Summary of Non-Employee Director Compensation as of June 24, 2008	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.83
10.57†	Summary of Fiscal Year 2008 Executive Bonus Program	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.84
10.60†	Form of First Amendment to Employment Agreement (Messrs. Browne, Wise, Reinstein, Simpson, Morris and Olin)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.2
10.61†	Third Amendment to Employment Agreement dated July 13, 2010 between Cyberonics and Daniel J. Moore	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2010	000-19806	10.3
10.62†	Resignation Agreement dated February 24, 2012 between Cyberonics, Inc. and James A. Reinstein	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012	000-19806	10.3
10.63†	First Amendment to the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Proxy Statement on Schedule 14A filed on August 2, 2012	000-19806	Appendix A
10.64†	Warrant Amendment Agreement, dated September 11, 2012, between Cyberonics, Inc. and Merrill Lynch International, through its agent Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Cyberonics, Inc. Current Report on Form 8-K filed on September 11, 2012	000-19806	10.1
10.65†	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.1
10.66†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.2
10.67†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.3
10.68†	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.4
10.69†	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.5

10.70†	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.6
10.71*	First Amendment to Employment Agreement dated June 5, 2012 between Cyberonics, Inc. and Milton M. Morris
10.72†	Employment Agreement September 12, 2013 effective between Rohan J. Hoare, PH.D. and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2013	000-19806	10.1
21.1	List of Subsidiaries of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	21.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002