Form 10-Q
period 2014-07-25
CYBERONICS INC
filed 2014-08-21
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 25, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☑No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes    ☑No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2014
Common Stock $0.01 par value	26,624,906

CYBERONICS, INC.

In this Quarterly Report on Form 10-Q, “Cyberonics,” “the Company,” “we,” “us” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L.).

______________

Index

PART I. FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

C

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013
Net sales	$72,003,966	$68,872,357
Cost of sales	6,410,392	6,544,033
Gross profit	65,593,574	62,328,324
Operating expenses:
Selling, general and administrative	33,027,606	29,306,271
Research and development	10,562,754	11,975,165
Litigation settlement	-	7,442,847
Total operating expenses	43,590,360	48,724,283
Income from operations	22,003,214	13,604,041
Interest income, net	37,666	43,415
Other income (expense), net	171,455	(130,691)
Income before income taxes	22,212,335	13,516,765
Income tax expense	8,693,513	4,842,839
Net income	$13,518,822	$8,673,926
Basic income per share	$0.51	$0.32
Diluted income per share	$0.50	$0.31
Shares used in computing basic
income per share	26,674,134	27,513,191
Shares used in computing diluted
income per share	26,915,388	27,845,495

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013
Net income	$13,518,822	$8,673,926
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(90,880)	8,452
Total other comprehensive income (loss)	(90,880)	8,452
Total comprehensive income	$13,427,942	$8,682,378

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 25, 2014	April 25, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$107,679,362	$103,299,116
Short-term Investments	25,047,700	25,028,957
Accounts receivable, net	48,297,114	50,674,041
Inventories	18,685,693	17,630,111
Deferred tax assets	9,446,096	17,208,365
Other current assets	5,941,944	6,590,612
Total Current Assets	215,097,909	220,431,202
Property, plant and equipment, net	40,088,068	39,534,873
Intangible assets, net	11,329,978	11,654,690
Long-term investments	15,944,427	15,944,427
Deferred tax assets	6,218,609	5,770,644
Other assets	1,244,242	855,558
Total Assets	$289,923,233	$294,191,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,034,196	$7,569,784
Accrued liabilities	18,116,272	22,327,913
Total Current Liabilities	24,150,468	29,897,697
Long-term liabilities	1,448,860	5,193,853
Total Liabilities	25,599,328	35,091,550
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 31,971,986 shares issued and 26,667,018 shares outstanding at July 25, 2014 and 31,819,678 shares issued and 26,745,713 shares outstanding at April 25, 2014	319,760	318,197
Additional paid-in capital	432,443,785	426,866,998
Treasury stock, 5,304,968 and 5,073,965 common shares at July 25, 2014 and April 25, 2014, respectively, at cost	(202,301,700)	(188,519,469)
Accumulated other comprehensive income	363,970	454,850
Retained earnings	33,498,090	19,979,268
Total Stockholders’ Equity	264,323,905	259,099,844
Total Liabilities and Stockholders’ Equity	$289,923,233	$294,191,394

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013
Cash Flows From Operating Activities:
Net income	$13,518,822	$8,673,926
Non-cash items included in net income:
Depreciation	1,235,902	1,010,839
Amortization of intangible assets	324,712	346,162
Stock-based compensation	3,512,443	3,153,499
Deferred income taxes	3,402,023	(483,988)
Deferred license revenue amortization	-	(1,467,869)
Unrealized gain in foreign currency transactions and other	(160,061)	(13,497)
Changes in operating assets and liabilities:
Accounts receivable, net	2,129,438	(366,782)
Inventories	(1,057,344)	149,041
Other current and non-current assets	238,129	424,453
Litigation settlement accrual	-	7,111,090
Current and non-current liabilities	(5,046,273)	(9,049,218)
Net cash provided by operating activities	18,097,791	9,487,656
Cash Flow From Investing Activities:
Restricted cash	-	(309,740)
Purchase of short-term investments	(4,993,541)	(14,990,389)
Maturities of short-term investments	5,000,000	5,000,000
Purchase of property, plant and equipment	(1,815,500)	(5,533,847)
Intangible asset purchases	-	(1,250,000)
Net cash used in investing activities	(1,809,041)	(17,083,976)
Cash Flows From Financing Activities:
Purchase of treasury stock	(13,782,231)	(12,964,495)
Proceeds from exercise of options for common stock	1,509,758	2,613,639
Cash settlement of compensation-based stock units	(786,361)	(936,115)
Realized excess tax benefits - stock-based compensation	1,264,795	4,474,196
Net cash used in financing activities	(11,794,039)	(6,812,775)
Effect of exchange rate changes on cash and cash equivalents	(114,465)	22,358
Net increase (decrease) in cash and cash equivalents	4,380,246	(14,386,737)
Cash and cash equivalents at beginning of period	103,299,116	120,708,572
Cash and cash equivalents at end of period	$107,679,362	$106,321,835

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$242	$-
Cash paid for income taxes	$1,115,197	$266,322

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)

				Accumulated
		Additional		Other	Accumulated	Total
		Paid-In	Treasury	Comprehensive	Earnings	Stockholders’
	Stock	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at April 25, 2014	$318,197	$426,866,998	$(188,519,469)	$454,850	$19,979,268	$259,099,844
Stock-based compensation plans	1,563	5,576,787				5,578,350
Purchase of Treasury Stock			(13,782,231)			(13,782,231)
Net income					13,518,822	13,518,822
Foreign currency translation loss				(90,880)		(90,880)
Balance at July 25, 2014	$319,760	$432,443,785	$(202,301,700)	$363,970	$33,498,090	$264,323,905

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended July 25, 2014

Note 1.  Basis of Presentation and Use of Accounting Estimates

Nature of Operations.  We are a medical device company, incorporated in 1987, engaged in the design, development, sales and marketing of implantable medical devices that deliver a unique therapy, vagus nerve stimulation (“VNS”) therapy, using pulsed electrical signals applied to the vagus nerve approved for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). We are focused on creating new markets, continuing to advance our current products, developing new medical devices for patients with epilepsy and expanding our business into other indications and other neuroscience opportunities. We are headquartered in Houston, Texas and are approved to market the VNS Therapy® System in more than 73 countries worldwide.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Cyberonics, Inc. and its consolidated subsidiaries (collectively “Cyberonics”) at July 25, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated balance sheet of Cyberonics at April 25, 2014 has been prepared from audited financial statements. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 25, 2014 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 24, 2015. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014 (“2014 Form 10-K”).

Fiscal Year-End.  We utilize a 52/53-week fiscal year that ends on the last Friday in April. Our fiscal years 2015 and 2014 will end or ended April 24, 2015 and April 25, 2014, respectively, and are 52-week years.

Use of Estimates. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Estimates are used in accounting for, among other items, useful lives for depreciation of plant and equipment, valuation of  intangible asset investments, amortization of intangible assets, deferred tax assets and liabilities and uncertain income tax positions and stock-based compensation. Actual results could differ materially from those estimates.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Segments.  We have one operating and reportable segment that develops, manufactures and markets our proprietary implantable medical devices that deliver VNS therapy. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Note 2.  Accounts Receivable and Allowance for Bad Debt

Accounts receivable, net consisted of the following:

	July 25, 2014	April 25, 2014
Accounts receivable	$48,942,426	$51,358,991
Allowance for bad debt	(645,312)	(684,950)
	$48,297,114	$50,674,041

Note 3.  Inventories

Inventories consisted of the following:

	July 25, 2014	April 25, 2014
Raw materials	$7,195,423	$7,289,543
Work-in-process	5,015,521	4,438,280
Finished goods	6,474,749	5,902,288
	$18,685,693	$17,630,111

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 25, 2014	April 25, 2014	Lives in years
Land	$1,643,813	$1,643,813	---
Building and building improvements	25,735,168	25,394,565	36 to 39
Equipment, software, furniture and fixtures	37,815,794	37,079,945	3 to 7
Leasehold improvements	1,430,248	1,444,622	5 to 8
Capital investment in process	7,574,802	6,925,698	---
Total	74,199,825	72,488,643
Accumulated depreciation	(34,111,757)	(32,953,770)
	$40,088,068	$39,534,873

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	July 25, 2014	April 25, 2014
Developed Technology Rights (1)	$13,964,000	$13,964,000
Other Intangible Assets (2)	1,148,000	1,148,000
	15,112,000	15,112,000
Accumulated amortization	(3,782,022)	(3,457,310)
Net	$11,329,978	$11,654,690

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

The weighted average amortization period in years for our intangible assets at July  25, 2014:

Developed Technology Rights	12
Other Intangible Assets	7

Aggregate intangible asset amortization was $324,712 and $346,162 for the thirteen weeks ended July 25, 2014 and July 26, 2013, respectively, which was primarily reported in research and development expense in the consolidated statements of income. Amortization recorded for the thirteen weeks ended July 26, 2013 included net impairment losses of approximately $62,000 of developed technology rights. This impairment loss was due to intellectual property that no longer factored into our product plans.

The estimated future amortization expense based on our finite-lived intangible assets at July 25, 2014:

Fiscal year 2015 (remaining periods)	$961,661
Fiscal year 2016 (53 week year)	1,298,268
Fiscal year 2017	1,413,360
Fiscal year 2018	1,425,262
Fiscal year 2019	1,337,641
Thereafter	4,893,786

Note 6. Investments

Short-Term Investments detail.  Our short-term investments consist of securities with maturities ranging from 6 to 12 months and carried at amortized cost.  Refer to “Note 16. Fair Value Measurements.”

	July 25, 2014	April 25, 2014
Certificates of deposits	$20,053,533	$20,031,289
Commercial paper	4,994,167	4,997,668
	$25,047,700	$25,028,957

Long-Term Investments detail: Our long-term investments consisted of equity positions in two privately-held companies carried at original cost under the cost-method,  refer to “Note 16. Fair Value Measurements”:

	July 25, 2014	April 25, 2014
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$12,000,002
Cerbomed GmbH - convertible preferred shares (2)	3,944,425	3,944,425
Carrying amount – long-term investments	$15,944,427	$15,944,427

(1)	ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea.
(2)	Cerbomed GmbH is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	July 25, 2014	April 25, 2014
Payroll and other compensation	$9,866,652	$16,957,216
Income and property tax accruals	4,196,613	601,704
Clinical study costs	1,009,562	1,226,865
Other accrued liabilities	3,043,445	3,542,128
	$18,116,272	$22,327,913

Note 8.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	July 25, 2014	April 25, 2014
Liability for uncertain tax benefits (1)	$-	$4,257,437
Other	1,448,860	936,416
	$1,448,860	$5,193,853

(1)

In July 2013, the Financial Accounting Standards Board issued amended guidance on the financial statement presentation of a liability for uncertain tax benefits when a net operating loss carry-forward, similar tax loss, or tax credit carryforward exists. The guidance requires the liability, or a portion of the liability, to be presented as a reduction of a deferred tax asset with certain exceptions. As a result of our adoption of this guidance, we reclassified the balance of our liability for uncertain tax benefits to current deferred tax assets.

Note 9.  Commitments and Contingencies

Litigation

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

In October 2013, the United States Department of Justice declined to intervene in the qui tam action, but reserved the right to do so in the future.  In December 2013, the district court unsealed the action.  In April 2014, we filed a motion to dismiss the qui tam complaint, alleging a number of deficiencies in the lawsuit.  In May 2014, the relator filed a First Amended Complaint.  We filed another motion to dismiss in June 2014, and the parties completed their briefing on the motion in July 2014.

On July 29, 2014, the Court heard oral arguments on the pending Motion to Dismiss the relator’s First Amended Complaint.

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

 We believe that our marketing practices were and are in compliance with applicable legal standards, and we will continue to defend this case vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome,  and we cannot estimate a range of potential loss or damages.

Additionally, we are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business.  These matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time.  Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated net income, financial position or cash flows.

Licensing and Technology Agreements

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc. for the integration of magnetic resonance imaging compatibility with our leads. We agreed to a  future milestone-based payment and minimum royalty fees. We expect future minimum expenditures of $1.3 million through fiscal year 2019.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. that includes minimum consulting and royalty fees related primarily to cardiac-based seizure detection patents and patent applications. We expect future minimum expenditures of $3.1 million through fiscal year 2019.

.

Note 10.  Stock-Based Incentive Plans

Stock-Based Incentive Plans

Stock-based awards may be granted under the Cyberonics, Inc. Amended and Restated New Employee Equity Inducement Plan (“Inducement Plan”) or the Cyberonics, Inc. 2009 Stock Plan (“2009 Plan”). The Inducement Plan, is not a stockholder-approved plan and may be used only for awards offered as an inducement to new employees.  Our stockholders approved the 2009 Plan in September 2009 and approved an amendment to the 2009 Plan in September 2012 increasing the aggregate maximum number of shares that can be issued under the plan. These plans provide for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock units, and other stock-based awards.

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013
Cost of goods sold	$103,335	$98,476
Selling, general and administrative	2,474,072	2,249,166
Research and development	935,036	805,857
Total stock-based compensation expense	3,512,443	3,153,499
Income tax benefit, related to awards, recognized in the consolidated statements of income	859,818	765,238
Total expense, net of income tax benefit	$2,652,625	$2,388,261

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013
Service-based stock option awards	$1,201,024	$970,018
Service-based restricted and restricted stock unit awards	1,719,115	1,486,595
Performance-based restricted stock and restricted stock unit awards	592,304	696,886
Total stock-based compensation expense	$3,512,443	$3,153,499

Note 11.  Employee Retirement Savings Plan and Deferred Compensation Plan

The Employee Retirement Savings Plan.  We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. We match 50% of employees’ contributions up to 6% of eligible earnings, subject to a five-year vesting period. We incurred expenses for these contributions of approximately $549,000 and $600,000 for the thirteen weeks ended July 25, 2014 and July 26, 2013, respectively.

The Deferred Compensation Plan.  Effective as of January 1, 2013, we offered the Cyberonics, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of middle and senior management. The Deferred Compensation Plan is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the Internal Revenue Code (“IRC”). As part of our overall compensation program, the Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, effective January 1, 2014, we agreed to match 50% of the contributions of non-officer members of the group up to 6% of eligible earnings, subject to a five-year vesting period. As of July 25, 2014, the liability for compensation deferred under the Deferred Compensation Plan was $0.9 million. We incurred expenses, including company match, for this plan of approximately $49,000 for the thirteen weeks ended July 25, 2014.

Note 12.  Stockholders’ Equity

Common shares are repurchased on the open market pursuant to the Company’s repurchase plans. In December 2013, the Board authorized the repurchase of one million shares of common stock, which is expected to be completed by April 2015. As of July 25, 2014, we have 550,700 shares available for future repurchases under the current plan.

Note 13.  Income Taxes

Our effective tax rate for the thirteen weeks ended July 25, 2014 was 39.1%. This rate was primarily due to the federal income tax rate of 35.0%, plus state and foreign income taxes, permanent differences and discrete items. We recorded a 2.6% unfavorable discrete item related to a change in our international ownership structure. In addition, we estimate that our rate was unfavorably affected by 1.0% due to the federal research and development tax credit that has not yet been enacted for calendar year 2014. Permanent differences relate to transactions that are reported for GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code.

Our effective tax rate for the quarter ended July 26, 2013 was 35.8%, which was primarily due to our federal income tax rate of 35% plus state and foreign income taxes and permanent differences, less the favorable effect of the Texas R&D tax credit which was enacted during the thirteen weeks ended July 26, 2013.

Note 14.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013
Numerator:
Net income	$13,518,822	$8,673,926

Denominator:
Basic weighted average shares outstanding	26,674,134	27,513,191
Add effects of stock options (1)	241,254	332,304
Diluted weighted average shares outstanding	26,915,388	27,845,495
Basic income per share	$0.51	$0.32
Diluted income per share	$0.50	$0.31

(1)

Excluded from the computation of diluted EPS for the thirteen weeks ended July 25, 2014 and July 26, 2013 were outstanding options to purchase 36,712 and 58,658 common shares, respectively, because to include them would have been anti-dilutive.

Note 15. Foreign Currency

We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. The effect on earnings of our aggregate foreign currency exchange gains and losses are reported in Other Income Expense, Net in the consolidated income statement. Our foreign currency exchange gains for the thirteen weeks ended July 25, 2014 were approximately $171,000, and losses for the thirteen weeks ended July 26, 2013 were approximately $131,000. We did not hedge our foreign currency risk in the quarter ended July 25, 2014 or in fiscal year 2014, however, in the future we may hedge our foreign currency exposures.

Note 16. Fair Value Measurements

Fair value is defined as the exit price or the amount that we would receive upon selling our assets in an orderly transaction to a market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:

▪	Level 1	– Inputs are quoted prices in active markets for identical assets.
▪	Level 2

– Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

▪	Level 3	– Inputs are unobservable inputs for the asset.

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

Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items.

Short-Term Investments

Our short-term investments consisted of certificates of deposit and commercial paper with maturities of six to 12 months that are considered held-to-maturity debt securities and carried at amortized cost, which approximated fair value. The next contractual maturity date will be in December 2014 for our certificate of deposit and in January 2015 for our commercial paper.  Refer to “Note 6. Investments” for further information.

Investment in Cost-Method Equity Securities

Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. Refer to “Note 6. Investments” for further information. We have not estimated the fair value of these investments because their fair value is not readily determinable without incurring excessive cost. However, each reporting period we evaluate whether an event or change in circumstances may indicate a significant adverse effect on the fair value of these investments. Impairment indicators include failed clinical trials, adverse regulatory actions, a change in the investees’ competitive position or difficulty in raising funds. The information we review falls into Level 3 of the fair value hierarchy.

Note 17.  Geographic Information

	Net Sales For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013
United States	$58,838,200	$57,825,742
International (1)	13,165,766	11,046,615
Total	$72,003,966	$68,872,357

(1)	Sales are classified according to the country of destination, regardless of the shipping point. All licensing revenue is classified as domestic.

Note 18. New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists, with certain exceptions. This accounting guidance is effective prospectively.  As a result of our adoption of this guidance during the quarter ended July 25, 2014, we reclassified the entire balance of our liability for uncertain tax benefits to current deferred tax assets. See “Note 8. Long-Term Liabilities” in the notes to our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

▪	changes in our common stock price;
▪	changes in our profitability;
▪	regulatory activities and announcements;
▪	effectiveness of our internal controls over financial reporting;
▪	fluctuations in future quarterly operating results;
▪

failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations;

▪	failure to establish, expand or maintain market acceptance or reimbursement for the use of VNS therapy or any component which comprises the VNS Therapy® System for the treatment of epilepsy;
▪

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

▪	failure to maintain the current regulatory approvals for our epilepsy or depression indications;
▪	failure to obtain insurance coverage and reimbursement for our depression indication;
▪	failure to develop VNS therapy for the treatment of indications other than epilepsy and depression;
▪	unfavorable results from clinical studies;
▪	variations in sales and operating expenses relative to estimates;
▪	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;
▪	product liability-related losses and costs;
▪	protection, expiration and validity of our intellectual property;
▪	changes in technology, including the development of superior or alternative technology or devices by competitors;
▪	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;
▪	failure to comply with foreign law and regulations;
▪	international operational and economic risks and concerns;
▪	failure to attract or retain key personnel;
▪	losses or costs from pending or future lawsuits and governmental investigations;
▪	changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
▪	changes in customer spending patterns;
▪	continued volatility in the global market and worldwide economic conditions;
▪	changes in tax laws or exposure to additional income tax liabilities; and
▪	harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers.

Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended April 25, 2014 (“2014 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen weeks ended July 25, 2014 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2014 Form 10-K.

Business Overview

We are a medical device company, incorporated in 1987, engaged in the design, development, sales and marketing of an implantable medical device, the VNS Therapy System, which provides neuromodulation therapy for the treatment of refractory epilepsy and treatment-resistant depression (“TRD”). We are also investigating neuromodulation therapy for another indication,  chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System includes the following:

▪	an implantable pulse generator to stimulate the vagus nerve;
▪	a lead that conducts current pulses from the pulse generator to the vagus nerve;
▪	a surgical instrument to assist with the implant procedure;
▪	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
▪	instruction manuals; and
▪	magnets to suspend or induce stimulation manually.

The VNS therapy pulse generator and lead are surgically implanted, generally during an outpatient procedure.  The battery contained in the generator has a finite life, which varies according to the model and the stimulation parameters used for each patient. At or near the end of the useful life of a battery, a patient may, with the advice of a physician, choose to have a generator implanted, with or without replacing the original lead.

VNS Therapy for Epilepsy

The U.S. Food and Drug Administration (“FDA”) approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are refractory or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, including Russia, South America and Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations.

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

VNS Therapy for Depression

In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions. In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of VNS Therapy for patients with TRD, significantly limiting access to this therapeutic option for most patients. Following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets.  As a result of new clinical evidence, including the completion of a post-approval dosing study and more than five publications in peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD for a Medicare beneficiary sub-population that is estimated to represent approximately 0.2% of CMS’s patient population.  CMS declined our request for reconsideration in May 2013.  We continue to support patient and psychiatrist appeals to the national non-coverage determination and are working with other interested parties to pursue access to the VNS Therapy System for patients experiencing TRD.  The timing and outcome of these efforts remain uncertain.

Product Releases and Future Development

In 2011, we commenced a program to ascertain whether the VNS Therapy System could be utilized for treating patients with chronic heart failure (“CHF”). This program included the ANTHEM-HF pilot study, which has been concluded. Regulatory submission to obtain a CE Mark is now underway with the recent submission of the first module comprising the clinical data.  We expect to complete the submission before the end of the calendar year 2014.  We may consider partnering with another company to further develop or commercialize this technology.

During the quarter ended July 25, 2014, we submitted the ProGuardian™ System for FDA approval. The ProGuardian System is an in-home event monitoring system, capable of seizure monitoring, logging and notification using external heart-monitoring and movement-related sensor advancements. The first ProGuardian System product will be the ProGuardianREST™ System for use during nighttime and periods of rest.

In addition, we continue to invest in and support the regulatory approval of the AspireSR™ generator in the U.S. and the development of future generations of our VNS Therapy System that include generators with wireless communication technology (Centro™ generators), new stimulation paradigms, rechargeable battery technology and the integration of magnetic resonance imaging compatibility with our leads. We also sponsor post-marketing studies in refractory epilepsy and support a variety of studies for our product development efforts to build clinical evidence for VNS therapy. A description and the status of these studies may be found at www.clinicaltrials.gov.

Reimbursement

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

On July 3, 2014, CMS released the calendar year 2015 proposed APC rates. The proposed rates have decreased as compared to the calendar year 2014 final APC rates by 5.7% for full systems and 1.9% for generator only replacements. A decrease in reimbursement rates or change in reimbursement methodology by CMS, including the proposed new comprehensive APCs, could have an adverse impact on our business and our future operating results.

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

Index

Significant Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our 2014 Form 10-K.

Preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in such financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to sales return reserves, amortization periods for and impairment of intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported value of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K.

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands except unit sales):

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013	% Change
Net product sales:
United States	$58,838	$56,358	4.4%
International	13,166	11,046	19.2%
Total net product sales (1)	$72,004	$67,404	6.8%

Unit Sales:
United States	2,500	2,455	1.8%
International	1,024	899	13.9%
Total unit sales (2)	3,524	3,354	5.1%

Licensing Revenue	$-	$1,468	-100.0%

(1)	Net product sales represent revenue from sales of generators, leads and other items related to our device.
(2)	Unit sales are based on the number of generators sold.

U.S. net product sales for the thirteen weeks ended July 25, 2014 increased by $2.5 million, or 4.4%, as compared to the thirteen weeks ended July 26, 2013, due to increased unit sales of 1.8% and an increased average selling price of 2.6%. The average selling price increased due to continued market penetration of our higher-priced AspireHC generator and price increases effective January 1, 2014. Unit sales increased in the U.S. by 1.8%, which was less than the equivalent prior year period unit growth rate of 6.2%. We believe that the lower growth rate of U.S. unit sales was partly as a result of decreased new patient adoption in comprehensive epilepsy centers. We attribute this decrease to the increase of available alternative therapeutic options. In addition, we believe that the transition of Medicaid beneficiaries to privately managed health plans has resulted in a slower rate of new patient adoption. The average selling price increased by 2.6% as compared to the equivalent prior year period growth rate of 4.6%, this decline was primarily due to lead sales having declined as a percent of generator sales.

International net product sales for the thirteen weeks ended July 25, 2014 increased by $2.1 million, or 19.2%, as compared to the thirteen weeks ended July 26, 2013, due primarily to increased unit sales of 13.9% and an increased average selling price of 5.3%. Unit sales increased in most of our international markets due to continued market penetration. The average selling price increased primarily due to a 4.7% favorable foreign currency impact. On a constant currency basis, international sales increased by 14.5%.

Licensing revenues decreased to zero from $1.5 million when comparing the thirteen weeks ended July 25, 2014 to the equivalent prior year period due to our having fully amortized the balance of deferred revenue during the prior year period. Our analysis of cost of sales and major expenses in the table below includes the effects of deferred revenue. If deferred revenue were excluded from the quarter ended July 26, 2013, selling, general and administrative (“SG&A”) as a percent of net sales would have been 43.5% and the increase in SG&A would have been 2.4%.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013	Change in %
Cost of sales	8.9%	9.5%	-0.6%
Selling, general and administrative	45.9%	42.6%	3.3%
Research and development	14.7%	17.4%	-2.7%
Litigation settlement	0.0%	10.8%	-10.8%

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended July 25, 2014 decreased by 0.6% to 8.9%, as compared to the thirteen weeks ended July 26, 2013. This decrease was primarily due to economies of scale and product mix.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses as a percent of net sales for the thirteen weeks ended July 25, 2014 increased by 3.3% to 45.9%, as compared to the thirteen weeks ended July 26, 2013, primarily due to higher sales and marketing expenses and pre-operational expenses at our Costa Rica manufacturing facility. Our sales and marketing expenses were up primarily due to the expansion of our sales force and increased marketing efforts in both the U.S. and our international markets. In addition, our international SG&A expenses included an unfavorable foreign currency impact. On a constant currency basis SG&A expenses increase by 3.0%.

Research and Development (“R&D”) Expenses

R&D expenses consist of expenses related to our product design and development efforts, clinical trial programs and regulatory activities. R&D expenses as a percentage of sales for the thirteen weeks ended July 25, 2014 decreased 2.7% to 14.7%, as compared to the thirteen weeks ended July 26, 2013.  This decrease in R&D expense was primarily due to the completion of certain projects submitted for regulatory approval and the timing of expenditures with respect to other projects.

Litigation Settlement

We settled a lawsuit relating to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million, recorded as a separate item in our operating expenses in the consolidated statement of income for the thirteen weeks ended July 26, 2013.

Other Income (Expense), Net

Other Income (Expense), Net consisted of foreign exchange gains and losses. We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. Our  aggregate foreign currency exchange gains for the thirteen weeks ended July 25, 2014 were approximately $171,000, and losses for the thirteen weeks ended July 26, 2013 were approximately $131,000. We did not hedge our foreign currency risk in the quarter ended July 25, 2014 or in fiscal year 2014; however, in the future we may hedge our foreign currency exposures.

Income Taxes

Our effective tax rates were 39.1% and 35.8% for the thirteen weeks ended July 25, 2014 and July 26, 2013, respectively. The rate for the thirteen weeks ended July 25, 2014 was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes, permanent differences plus a 2.6% unfavorable discrete tax item related to a change in our international ownership structure. In addition, we were unable to record a federal R&D tax credit since it has not been enacted for calendar year 2014 that caused our effective tax rate, for the quarter ended July 25, 2014, to be 1.0% higher than expected.  Our effective tax rate for the quarter ended July 26, 2013 was 35.8%. This rate was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes, permanent differences and the favorable effect of the Texas R&D tax credit, which was enacted during the thirteen weeks ended July 26, 2013.  Permanent differences relate to transactions that are reported for GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 25, 2014 and July 26, 2013 was as follows (in thousands):

	For the Thirteen Weeks Ended
	July 25, 2014	July 26, 2013	Change
Operating activities	$18,098	$9,488	$8,610
Investing activities	(1,809)	(17,084)	15,275
Financing activities	(11,794)	(6,813)	(4,981)
Effect of exchange rate changes on cash and cash equivalents	(115)	22	(137)
Net increase (decrease)	$4,380	$(14,387)	$18,767

Operating Activities

Cash provided by operating activities increased by $8.6 million during the thirteen weeks ended July 25, 2014 as compared to the thirteen weeks ended July 26, 2013, primarily due to a $4.8 million increase in net income, an increase in non-cash expenses, net of non-cash income, of $5.8 million, offset by an increased net cash outflow from operating assets and liabilities of $2.0 million. For the quarter ended July 25, 2014, the utilization of deferred tax assets related primarily to tax credits added $3.4 million to operating cash flow. In addition, for the quarter ended July 25, 2014; our accounts receivable collections added $2.1 million to operating cash flow due to remittances from a single international customer, we used cash of $1.1 million to increase inventory to ensure an adequate supply of products and to prepare our Costa Rica manufacturing facility for operations, and we used operating cash of $5.0 million to settle liabilities related primarily to prior year-end incentive compensation accruals.

Investing Activities

Cash used in investing activities decreased by $15.3 million during the thirteen weeks ended July 25, 2014, as compared to the thirteen weeks ended July 26, 2013. In the current quarter our funding of short-term investments fell by $10.0 million, in addition, our investment in PP&E fell by $3.7 million, due to a reduction in infrastructure improvement in the U.S. offset by continued investment in manufacturing equipment for our Costa Rica manufacturing plant. This plant is expected to be operational late in calendar year 2014. Our investments in intangible assets fell by $1.3 million, as we did not purchase any intellectual property during the quarter ended July 25, 2014.

Financing Activities

Cash used in financing activities increased by $5.0  million during the thirteen weeks ended July 25, 2014, as compared to the thirteen weeks ended July 26, 2013, primarily due to a $4.2 million reduction in cash proceeds related to stock-based compensation. The stock-based compensation tax proceeds are equity-based tax benefits and are considered a financing cash source.

Index

Liquidity

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities for the next 12 months. Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” previously.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates and concentration of credit that could adversely affect our consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in our 2014 Form 10-K for the year ended April 25, 2014 in Part II, Item 7A. There have been no material changes from the information provided therein.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 25, 2014.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended July 25, 2014, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2014 Form 10-K. There has been no material change in the risk factors set forth in our 2014 Form 10-K.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
April 26 - May 30, 2014	72,000	$60.9166	72,000	667,700
May 31 - June 27, 2014	102,003	59.0485	60,000	607,700
June 28 - July 25, 2014	57,000	60.4455	57,000	550,700
Totals	231,003	60.1815	189,000

(1)

Total number of shares purchased includes shares purchased as part of a publicly announced plan and shares purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.

(2)	Shares purchased at market price. Average price paid per share refers to the shares purchased as part of a publicly announced program.
(3)	On December 3, 2013 the Board authorized a repurchase program of one million shares. This program is expected to be completed by the end of fiscal year 2015.

Index

ITEM 6.   EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc. Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Cyberonics, Inc. Amended and Restated Bylaws	Cyberonics, Inc. Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the thirteen weeks ended July 25, 2014 and July 26, 2013, (ii) the Condensed Consolidated Statements of Operations for the thirteen weeks ended July 25, 2014 and July 26, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks ended July 25, 2014 and July 26, 2013, (iv) the Condensed Consolidated Balance Sheets as of July 25, 2014 and April 25, 2013, (v) ) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended July 25, 2014 and July 26, 2013, (vi) the notes to the Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 21, 2014

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
101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the thirteen weeks ended July 25, 2014 and July 26, 2013, (ii) the Condensed Consolidated Statements of Operations for the thirteen weeks ended July 25, 2014 and July 26, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks ended July 25, 2014 and July 26, 2013, (iv) the Condensed Consolidated Balance Sheets as of July 25, 2014 and April 25, 2013, (v) ) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended July 25, 2014 and July 26, 2013, (vi) the notes to the Condensed Consolidated Financial Statements.