Form 10-Q
period 2014-10-24
CYBERONICS INC
filed 2014-11-20
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 24, 2014 or

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

Large accelerated filer	☑	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2014
Common Stock $0.01 par value	26,312,825

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

______________

Index

PART I. FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

C

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Net sales	$73,417,194	$70,101,119	$145,421,160	$138,973,476
Cost of sales	6,765,872	6,926,106	13,176,264	13,470,139
Gross profit	66,651,322	63,175,013	132,244,896	125,503,337
Operating expenses:
Selling, general and administrative	29,572,754	29,633,925	62,600,360	58,940,195
Research and development	10,816,868	11,653,450	21,379,622	23,628,615
Litigation settlement	-	-	-	7,442,847
Total operating expenses	40,389,622	41,287,375	83,979,982	90,011,657
Income from operations	26,261,700	21,887,638	48,264,914	35,491,680
Interest income, net	43,157	45,508	80,823	88,923
Other income (expense), net	(7,124)	(40,782)	164,331	(171,473)
Income before income taxes	26,297,733	21,892,364	48,510,068	35,409,130
Income tax expense	9,024,543	8,003,902	17,718,056	12,846,742
Net income	$17,273,190	$13,888,462	$30,792,012	$22,562,388
Basic income per share	$0.65	$0.51	$1.16	$0.82
Diluted income per share	$0.64	$0.50	$1.15	$0.81
Shares used in computing basic
income per share	26,574,687	27,274,172	26,636,238	27,393,680
Shares used in computing diluted
income per share	26,791,871	27,579,007	26,865,514	27,713,954

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Net income	$17,273,190	$13,888,462	$30,792,012	$22,562,388
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,110,736)	428,928	(1,201,616)	437,381
Total other comprehensive income (loss)	(1,110,736)	428,928	(1,201,616)	437,381
Total comprehensive income	$16,162,454	$14,317,390	$29,590,396	$22,999,769

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 24, 2014	April 25, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$116,841,551	$103,299,116
Short-term Investments	25,073,104	25,028,957
Accounts receivable, net	48,458,442	50,674,041
Inventories	19,110,638	17,630,111
Deferred tax assets	6,690,620	17,208,365
Other current assets	5,599,381	6,590,612
Total Current Assets	221,773,736	220,431,202
Property, plant and equipment, net	40,594,501	39,534,873
Intangible assets, net	11,093,098	11,654,690
Long-term investments	15,944,427	15,944,427
Deferred tax assets	6,109,114	5,770,644
Other assets	1,232,850	855,558
Total Assets	$296,747,726	$294,191,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,400,193	$7,569,784
Accrued liabilities	18,849,223	22,327,913
Total Current Liabilities	25,249,416	29,897,697
Long-term liabilities	1,604,978	5,193,853
Total Liabilities	26,854,394	35,091,550
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 32,020,569 shares issued and 26,435,349 shares outstanding at October 24, 2014 and 31,819,678 shares issued and 26,745,713 shares outstanding at April 25, 2014	320,206	318,197
Additional paid-in capital	437,136,182	426,866,998
Treasury stock, 5,585,220 and 5,073,965 common shares at October 24, 2014 and April 25, 2014, respectively, at cost	(217,587,570)	(188,519,469)
Accumulated other comprehensive income (loss)	(746,766)	454,850
Retained earnings	50,771,280	19,979,268
Total Stockholders’ Equity	269,893,332	259,099,844
Total Liabilities and Stockholders’ Equity	$296,747,726	$294,191,394

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at April 25, 2014	$318,197	$426,866,998	$(188,519,469)	$454,850	$19,979,268	$259,099,844
Stock-based compensation plans	2,009	10,269,184				10,271,193
Purchase of Treasury Stock			(29,068,101)			(29,068,101)
Net income					30,792,012	30,792,012
Foreign currency translation loss				(1,201,616)		(1,201,616)
Balance at October 24, 2014	$320,206	$437,136,182	$(217,587,570)	$(746,766)	$50,771,280	$269,893,332

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013
Cash Flows From Operating Activities:
Net income	$30,792,012	$22,562,388
Non-cash items included in net income:
Depreciation	2,448,738	2,039,632
Amortization of intangible assets	561,592	666,997
Stock-based compensation	6,194,892	5,749,368
Deferred income taxes	6,005,434	(1,499,571)
Deferred license revenue amortization	-	(1,467,869)
Unrealized loss (gain) in foreign currency transactions and other	15,729	(3,258)
Changes in operating assets and liabilities:
Accounts receivable, net	1,304,437	(2,369,854)
Inventories	(1,696,287)	(168,349)
Other current and non-current assets	550,749	21,665
Litigation settlement accrual	-	(64,358)
Current and non-current liabilities	(3,548,610)	(3,349,709)
Net cash provided by operating activities	42,628,686	22,117,082
Cash Flow From Investing Activities:
Purchase of short-term investments	(4,993,541)	(14,990,389)
Maturities of short-term investments	5,000,000	5,000,000
Purchase of property, plant and equipment	(3,865,818)	(9,050,473)
Intangible asset purchases	-	(3,539,000)
Net cash used in investing activities	(3,859,359)	(22,579,862)
Cash Flows From Financing Activities:
Purchase of treasury stock	(29,068,101)	(38,238,364)
Proceeds from exercise of options for common stock	2,353,728	4,819,184
Cash settlement of compensation-based stock units	(786,361)	(936,115)
Realized excess tax benefits - stock-based compensation	2,587,565	11,767,442
Net cash used in financing activities	(24,913,169)	(22,587,853)
Effect of exchange rate changes on cash and cash equivalents	(313,723)	78,638
Net increase (decrease) in cash and cash equivalents	13,542,435	(22,971,995)
Cash and cash equivalents at beginning of period	103,299,116	120,708,572
Cash and cash equivalents at end of period	$116,841,551	$97,736,577

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$242	$159
Cash paid for income taxes	$8,082,385	$3,187,893

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended October 24, 2014

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Cyberonics, Inc. and its consolidated subsidiaries (collectively “Cyberonics”) at October 24, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated balance sheet of Cyberonics at April 25, 2014 has been prepared from audited financial statements. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended October 24, 2014 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 24, 2015. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014 (“2014 Form 10-K”).

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

Note 2.  Accounts Receivable and Allowance for Bad Debt

Accounts receivable, net consisted of the following:

	October 24, 2014	April 25, 2014
Accounts receivable	$49,015,706	$51,358,991
Allowance for bad debt	(557,264)	(684,950)
	$48,458,442	$50,674,041

Note 3.  Inventories

Inventories consisted of the following:

	October 24, 2014	April 25, 2014
Raw materials	$7,045,887	$7,289,543
Work-in-process	5,328,003	4,438,280
Finished goods	6,736,748	5,902,288
	$19,110,638	$17,630,111

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 24, 2014	April 25, 2014	Lives in years
Land	$1,643,813	$1,643,813	---
Building and building improvements	25,912,245	25,394,565	36 to 39
Equipment, software, furniture and fixtures	38,462,210	37,079,945	3 to 7
Leasehold improvements	1,403,107	1,444,622	5 to 8
Capital investment in process (1)	8,419,539	6,925,698	---
Total	75,840,914	72,488,643
Accumulated depreciation	(35,246,413)	(32,953,770)
	$40,594,501	$39,534,873

(1)	We fully impaired two software projects classified in “Capital investment in process” above in the amount of $270,000 during the quarter ended October 24, 2014.

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	October 24, 2014	April 25, 2014
Developed Technology Rights (1)	$13,904,000	$13,964,000
Other Intangible Assets (2)	1,148,000	1,148,000
Total	15,052,000	15,112,000
Accumulated amortization	(3,958,902)	(3,457,310)
Net	$11,093,098	$11,654,690

(1)

Developed Technology Rights include purchased patents, licensed patent rights and know-how. These assets relate primarily to seizure detection and response, wireless communication technology, rechargeable battery technology, conditionally safe magnetic resonance (“MR”) technology for implantable leads and the treatment of obstructive sleep apnea.

(2)	Other Intangible Assets primarily consists of purchased clinical neurological and sleep apnea databases.

The weighted average amortization period in years for our intangible assets at October 24, 2014:

Developed Technology Rights	14
Other Intangible Assets	11

Aggregate intangible asset amortization was $561,592 and $666,997 for the twenty-six weeks ended October 24, 2014 and October 25, 2013, respectively, which was primarily reported in research and development expense in the consolidated statements of income. Amortization recorded for the twenty-six weeks ended October 25, 2013 included net impairment losses of approximately $62,000 for developed technology rights. This impairment loss was due to intellectual property that no longer factored into our product plans.

The estimated future amortization expense based on our finite-lived intangible assets at October 24, 2014:

Fiscal year 2015 (remaining periods)	$475,673
Fiscal year 2016 (53 week year)	988,851
Fiscal year 2017	1,079,356
Fiscal year 2018	1,250,176
Fiscal year 2019	1,338,820
Thereafter	5,960,222

Note 6. Investments

Short-Term Investments detail.  Our short-term investments consist of securities with maturities ranging from six to 12 months and carried at amortized cost.  Refer to “Note 16. Fair Value Measurements.”

	October 24, 2014	April 25, 2014
Certificates of deposits	$20,075,778	$20,031,289
Commercial paper	4,997,326	4,997,668
	$25,073,104	$25,028,957

Long-Term Investments detail: Our long-term investments consisted of equity positions in two privately-held companies carried at original cost under the cost-method. Refer to “Note 16. Fair Value Measurements.”

	October 24, 2014	April 25, 2014
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$12,000,002
Cerbomed GmbH - convertible preferred shares (2)	3,944,425	3,944,425
Carrying amount – long-term investments	$15,944,427	$15,944,427

(1)	ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea.
(2)	Cerbomed GmbH is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	October 24, 2014	April 25, 2014
Payroll and other compensation	$12,277,108	$16,957,216
Income and property tax accruals	2,838,070	601,704
Clinical study costs	894,199	1,226,865
Other accrued liabilities	2,839,846	3,542,128
	$18,849,223	$22,327,913

Note 8.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	October 24, 2014	April 25, 2014
Liability for uncertain tax benefits (1)	$-	$4,257,437
Other	1,604,978	936,416
	$1,604,978	$5,193,853

(1)

In July 2013, the Financial Accounting Standards Board issued amended guidance on the financial statement presentation of a liability for uncertain tax benefits when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists. The guidance requires the liability, or a portion of the liability, to be presented as a reduction of a deferred tax asset with certain exceptions. As a result of our adoption of this guidance, we reclassified the balance of our liability for uncertain tax benefits to current deferred tax assets.

Note 9.  Commitments and Contingencies

Litigation

On December 5, 2013, the United States District Court for the District of Massachusetts unsealed a qui tam action filed by former employee Andrew Hagerty against us under the Federal False Claims Act (“FCA”) and the false claims statutes of 28 different states and the District of Columbia (United States of America et al ex rel. Andrew Hagerty v. Cyberonics, Inc. Civil Action No. 1:13-cv-10214-FDS). The FCA prohibits the submission of a false claim or the making of a false record or statement to secure reimbursement from, or limit reimbursement to, a government-sponsored program.  A “qui tam” action is a lawsuit brought by a private individual, known as a relator, purporting to act on behalf of the government.  The action is filed under seal, and the government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit. Typically, following the government’s election, the qui tam action is unsealed.

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

Also, in July 2014, the court heard oral arguments on the pending motion.  As of October 24, 2014, the Court had not ruled on the pending motion to  dismiss.

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

Licensing and Technology Agreements

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc. for the integration of magnetic resonance imaging compatibility with our leads. We agreed to a  future milestone-based payment of $1.0 million upon FDA approval of a licensed product and minimum royalty fees of $50,000 per year.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. that includes minimum royalty fees of $350,000, which increases to $700,000 in fiscal year 2017, related primarily to cardiac-based seizure detection patents and patent applications.

Note 10.  Stock-Based Incentive Plans

Stock-Based Incentive Plans

Stock-based awards may be granted under the Cyberonics, Inc. Amended and Restated New Employee Equity Inducement Plan (“Inducement Plan”) or the Cyberonics, Inc. 2009 Stock Plan (“2009 Plan”). The Inducement Plan is not a stockholder-approved plan and may be used only for awards offered as an inducement to new employees.  Our stockholders approved the 2009 Plan in September 2009 and approved an amendment to the 2009 Plan in September 2012 increasing the aggregate maximum number of shares that can be issued under the plan. These plans provide for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock units, and other stock-based awards.

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Cost of goods sold	$187,103	$137,944	$290,439	$236,420
Selling, general and administrative	1,936,262	1,824,538	4,410,334	4,073,704
Research and development	559,084	633,387	1,494,119	1,439,244
Total stock-based compensation expense	2,682,449	2,595,869	6,194,892	5,749,368
Income tax benefit, related to awards, recognized in the consolidated statements of income	972,616	980,100	1,832,434	1,745,338
Total expense, net of income tax benefit	$1,709,833	$1,615,769	$4,362,458	$4,004,030

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Service-based stock option awards	$1,023,850	$903,500	$2,224,874	$1,873,518
Service-based restricted and restricted stock unit awards	1,504,512	1,283,196	3,223,627	2,769,791
Performance-based restricted stock and restricted stock unit awards	154,087	409,173	746,391	1,106,059
Total stock-based compensation expense	$2,682,449	$2,595,869	$6,194,892	$5,749,368

Note 11.  Employee Retirement Savings Plan and Deferred Compensation Plan

The Employee Retirement Savings Plan.  We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. We match 50% of employees’ contributions up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment. We incurred expenses for these contributions of approximately $835,000 and $949,000 for the twenty-six weeks ended October  24, 2014 and October 25, 2013, respectively.

The Deferred Compensation Plan.  Effective as of January 1, 2013, we offered the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of middle and senior management. The Deferred Compensation Plan is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the Internal Revenue Code (“IRC”). As part of our overall compensation program, the Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, effective January 1, 2014, we agreed to match 50% of the contributions of non-officer members of the group up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment.  As of October 24, 2014 and April 25, 2014,  the liability for compensation deferred under the Deferred Compensation Plan was approximately  $1.0 million and $0.5 million, respectively. We incurred expenses for this plan,  based on our company match, of approximately $36,000 and zero for the twenty-six weeks ended October 24, 2014 and October 25, 2013, respectively.

Note 12.  Stockholders’ Equity

Common shares are repurchased on the open market pursuant to the Company’s Board of Directors approved repurchase plans. In December 2013, the Board authorized the repurchase of one million shares of common stock. As of October 24, 2014, we have 270,500 shares available for future repurchases under this plan. In November 2014, the Board authorized the repurchase of an additional one million shares of common stock. We expect all authorized shares to be repurchased by December 2015.

Note 13.  Income Taxes

Our effective tax rates were 34.3% and 36.6% for the thirteen weeks ended October 24, 2014 and October 25, 2013, respectively. The effective tax rate for the thirteen weeks ended October 24, 2014 was primarily comprised of our federal income tax rate of 35%, state and foreign income taxes, permanent differences and discrete tax items. The discrete items included a previously uncertain tax position related to our Federal R&D tax credits in certain earlier years of $1.3 million, which resulted in a 4.9% favorable adjustment to the effective tax rate and we recorded an uncertain tax position related to prior-year tax liabilities in certain European countries of $0.7 million, which resulted in a 2.8% unfavorable adjustment to the effective tax rate. In addition, we were unable to record a federal R&D tax credit since it has not been enacted for calendar year 2014, estimated at $0.2 million, which caused our effective tax rate to be 0.8% higher than expected.

Our effective tax rates were 36.5% and 36.3% for the twenty-six weeks ended October 24, 2014 and October 25, 2013, respectively. These rates  were comprised of our federal income tax rate of 35.0%, plus state and foreign income taxes, permanent differences and discrete items. Permanent differences relate to transactions that are reported for GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code. A discrete item is an unusual or infrequently occurring tax credit or expense item recorded in the quarter incurred rather than over the balance of the fiscal year.

Note 14.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Numerator:
Net income	$17,273,190	$13,888,462	$30,792,012	$22,562,388

Denominator:
Basic weighted average shares outstanding	26,574,687	27,274,172	26,636,238	27,393,680
Add effects of stock options (1)	217,184	304,835	229,276	320,274
Diluted weighted average shares outstanding	26,791,871	27,579,007	26,865,514	27,713,954
Basic income per share	$0.65	$0.51	$1.16	$0.82
Diluted income per share	$0.64	$0.50	$1.15	$0.81

(1)

Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 24, 2014 were outstanding options to purchase 93,873 and 61,640 common shares, respectively, because to include them would have been anti-dilutive. Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 25, 2013 were outstanding options to purchase 67,377 and 64,399 common shares, respectively, because to include them would have been anti-dilutive.

Note 15. Foreign Currency

We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. The effect on earnings of our aggregate foreign currency exchange gains and losses are reported in Other Income Expense, Net in the consolidated income statement. Our foreign currency exchange gains for the twenty-six weeks ended October 24, 2014 were approximately $164,000, and losses for the twenty-six weeks ended October 25, 2013 were approximately $171,000. We did not hedge our foreign currency risk in the twenty-six weeks ended October 24, 2014 or in the fiscal year ended April 24, 2014. However, in the future we may hedge our foreign currency exposures.

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

Securities Carried at Amortized Cost

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

Assets Measured at Fair Value on a Recurring Basis

Our deferred compensation plan assets consist primarily of mutual fund investments and include our corporate-owned life insurance policies. The underlying publically traded mutual fund investments are considered trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in Other Long-Term Assets in the condensed consolidated balance sheets and are recorded at fair value based on Level 1 inputs.  The balance of our plan assets at October 24, 2014 and April 25, 2014  were  $867,000 and $542,000, respectively.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as intangible assets and property, plant and equipment (“PP&E”) are evaluated for impairment and adjusted to fair value using Level 3 inputs when impairment is recognized.    There has been no material impairment recognized during the twenty-six weeks ended October 24, 2014 or October 25, 2013.

Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. We have not estimated the fair value of these investments because their fair value is not readily determinable without incurring excessive cost. However, each reporting period we evaluate whether an event or change in circumstances may indicate a significant adverse effect on the fair value of these investments. Impairment indicators include failed clinical trials, adverse regulatory actions, a change in the investees’ competitive position or difficulty in raising funds. When impairment is recognized, the investments are adjusted to fair value using Level 3 inputs. There has been no impairment recognized during the twenty-six weeks ended October 24, 2014 or October 25, 2013. Refer to “Note 6. Investments” for further information.

Liabilities Measured at Fair Value on a Recurring Basis

The liability under our Deferred Compensation Plan is based on the fair value of the collective investment portfolios of the participating employees. The investment portfolios consist of publically traded mutual funds in active markets. We adjust our liability to the quoted market prices, which are Level 1 inputs. We report the balance of the fund in Other Long-Term Liabilities in the consolidated balance sheet. The balances of our plan liabilities were $1.0 million and $0.5 million at October 24, 2014 and April 25, 2014, respectively.

Note 17.  Geographic Information

	Net Sales
	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
United States	$59,938,644	$57,882,407	$118,776,843	$115,708,149
International (1)	13,478,550	12,218,712	26,644,317	23,265,327
Total	$73,417,194	$70,101,119	$145,421,160	$138,973,476

	Long-Lived Assets (2)
	October 24, 2014	April 25, 2014
United States	$29,607,392	$29,398,306
International	10,987,109	10,136,567
Total	$40,594,501	$39,534,873

(1)	Sales are classified according to the country of destination, regardless of the shipping point. All licensing revenue is classified as domestic.
(2)	Long-lived assets consist of PP&E.

Note 18. New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“the FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists, with certain exceptions. This accounting guidance is effective prospectively.  As a result of our adoption of this guidance during the quarter ended July 25, 2014, we reclassified the entire balance of our liability for uncertain tax benefits to current deferred tax assets. See “Note 8. Long-Term Liabilities” in the notes to our consolidated financial statements.

In May 2014, the FASB issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

▪	changes in our common stock price;
▪	changes in our profitability;
▪	regulatory activities and announcements, including the failure to obtain regulatory approvals for our new products;
▪	effectiveness of our internal controls over financial reporting;
▪	fluctuations in future quarterly operating results;
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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the twenty-six weeks ended October 24, 2014 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2014 Form 10-K.

Business Overview

We are a medical device company, incorporated in 1987, engaged in the design, development, sales and marketing of an implantable medical device, the VNS Therapy System, which provides neuromodulation therapy for the treatment of drug resistant epilepsy and treatment-resistant depression (“TRD”). We are also investigating neuromodulation therapy for another indication, chronic heart failure, and developing non-implantable device solutions for the management of epilepsy.

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

The VNS therapy pulse generator and lead are surgically implanted, generally during an outpatient procedure.  The battery contained in the generator has a finite life. The life of the battery varies according to the model and the stimulation parameters used for each patient. At or near the end of the useful life of a battery, a patient may, in consultation with his or her physician, choose to have another generator implanted, with or without replacing the original lead.

VNS Therapy for Epilepsy

The U.S. Food and Drug Administration (“FDA”) approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are drug resistant or resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, including Russia, South America and Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations.

We sell the VNS Therapy System for drug resistant epilepsy to hospitals and ambulatory surgery centers. In addition to maintaining and expanding our regulatory approvals, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care.  This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for the VNS Therapy System for the treatment of drug resistant epilepsy.

VNS Therapy for Depression

In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions. In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. Following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets.  As a result of new clinical evidence, including the completion of a post-approval dosing study and more than five publications in peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013.  We continue to support patient and psychiatrist appeals to the national non-coverage determination and are working with other interested parties to pursue access to the VNS Therapy System for patients experiencing TRD.  The timing and outcome of these efforts remain uncertain.

Product Releases and Future Development

In 2011, we commenced a program to ascertain whether the VNS Therapy System could be utilized for treating patients with chronic heart failure (“CHF”). This program included the ANTHEM-HF pilot study, which is concluded. We have completed a regulatory submission to obtain a CE Mark.  During the quarter ended October 24, 2014, we implanted the first patient in a new clinical study, ANTHEM-HFpEF, to study VNS therapy in heart failure patients with preserved ejection fraction. We will consider partnering with another company to further develop or commercialize this technology.

During the quarter ended July 25, 2014, we submitted the ProGuardian™ System for European Union and FDA approvals.  In early November 2014, we received CE Mark approval for marketing the ProGuardian System in Europe. The ProGuardian System is an in-home event monitoring, logging and notification system. The ProGuardian System includes an external body-worn sensor and bedside hub that uses advanced cardiac and movement-based seizure detection technology.  The first ProGuardian System product will be the ProGuardianREST™ System for monitoring seizures during night-time.

During the quarter ended October 24, 2014, we submitted the AspireSR® generator for regulatory approval in the U.S. In addition, we continue the development of future VNS Therapy System generations that include generators with wireless communication technology (Centro™ generators), new stimulation paradigms, rechargeable battery technology and the integration of magnetic resonance imaging compatibility with our leads.

We sponsor post-market studies in drug resistant epilepsy and support a variety of studies for our product development efforts to build clinical evidence for VNS Therapy. A description and the status of these studies may be found at www.clinicaltrials.gov.

Reimbursement

The Centers for Medicare and Medicaid Services (“CMS”) annually updates and issues its reimbursement rates under the comprehensive Ambulatory Payment Classification (“APC”) system.  We estimate that the CMS pays for approximately 25% to 30% of the VNS Therapy System implants under Medicare and approximately 15% to 20% under Medicaid. CMS announced calendar year 2014 final rates in November 2013.  The final APC rates for calendar year 2014 were increased as compared to the calendar year 2013 final APC rates by 7.7% for full systems and 5.1% for generator-only replacements. The calendar year 2013 reimbursement rates increased over the calendar year 2012 rates by 5.7% for full systems and 7.9% for generator-only replacements. We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.

On October 31, 2014, CMS released the calendar year 2015 final comprehensive APC rates. The VNS Therapy-related rates decreased as compared to the calendar year 2014 final rates, by 5.3% for full systems and 0.8% for generator-only replacements. These rate decreases were due to a change in reimbursement methodology whereby CMS reassigned neurostimulation-related procedures within a smaller number of comprehensive APC categories. Future changes in the determination of comprehensive APC reimbursement rates by CMS could result in additional rate reductions and could have an adverse impact on our future operating results.

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

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands except unit sales):

	For the Thirteen Weeks Ended
	October 24, 2014	October 25, 2013	% Change
Net product sales:
United States	$59,939	$57,882	3.6%
International	13,478	12,219	10.3%
Total net product sales (1)	$73,417	$70,101	4.7%

Unit Sales:
United States	2,525	2,518	0.3%
International	1,081	978	10.5%
Total unit sales (2)	3,606	3,496	3.1%

Licensing Revenue	$-	$-

	For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	% Change
Net product sales:
United States	$118,777	$114,241	4.0%
International	26,644	23,265	14.5%
Total net product sales (1)	$145,421	$137,506	5.8%

Unit Sales
United States	5,025	4,973	1.0%
International	2,105	1,877	12.1%
Total unit sales (2)	7,130	6,850	4.1%

Licensing Revenue	$-	$1,468	(100.0%)

(1)	Net product sales represent revenue from sales of generators, leads and other items related to our device.
(2)	Unit sales are based on the number of generators sold.

U.S. net product sales for the thirteen weeks ended October 24, 2014 increased by $2.1 million, or 3.6%, as compared to the thirteen weeks ended October 25, 2013, due primarily to an increased average selling price of 3.3%.  The average selling price increased due to continued market penetration of our higher-priced AspireHC® generator and price increases effective January 1, 2014. The decline in the average selling price growth rate from the equivalent prior-year period growth rate of 4.7% was primarily due to a decline in lead sales as a percent of generator sales. Sales volume increased in the U.S. by 0.3% as compared to the equivalent prior-year period growth rate of 7.7%. We believe that the lower unit growth rate was primarily as a result of an increase in available alternative therapeutic options.

International net product sales for the thirteen weeks ended October 24, 2014 increased by $1.3 million, or  10.3%, as compared to the thirteen weeks ended October 25, 2013, due primarily to an increased sales volume of 10.5% and a decreased average selling price of 0.2%. The sales volume increase was due to continued market penetration in many of our international markets. The average selling price decreased due to a decline in lead sales as a percent of generator sales,  a 2.8% unfavorable foreign currency impact and increased sales through distributors, partially offset by the initial sales of the higher priced AspireSR generator. On a constant currency basis, international sales increased by 13.1%.

U.S. net product sales for the twenty-six weeks ended October 24, 2014 increased by $4.5 million, or 4.0%, as compared to the twenty-six weeks ended October 25, 2013, due to a sales volume increase of 1.0%  and an increased average selling price of 2.9%.  Sales volume increased in the U.S. less than the equivalent prior-year period unit growth rate of 7.0%. We believe that the lower growth rate of U.S. unit sales was partly the result of an increase of available alternative therapeutic options and the transition of Medicaid beneficiaries to privately managed health plans. The average selling price increased in the U.S. less than the equivalent prior-year period growth rate of 4.7%.  The average selling price increased, in the U.S., in the both comparative periods, primarily due to an increased percentage of generator sales of the higher priced AspireHC generator; however,  in the current year, the increase in the average selling price was partially offset by a decline in lead sales as a percent of generator sales from the comparable prior period.

International net product sales for the twenty-six weeks ended October 24, 2014 increased by $3.4 million, or 14.5%, as compared to the twenty-six weeks ended October 25, 2013, due to a sales volume increase of 12.1% and an increase in the average selling price of 2.4%.  Sales volume increased due to higher market penetration in most European markets.  The average selling price increased primarily due to the sale of the higher priced AspireSR generator offset by a decline in lead sales as a percent of generator sales. On a constant currency basis, international sales increased by 14.1%,

Licensing revenues for the twenty-six weeks ended October 24, 2014 were zero as compared to $1.5 million when comparing to the equivalent prior-year period because we fully amortized the balance of our deferred revenue liability during the prior-year period.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended
	October 24, 2014	October 25, 2013	Change in %
Cost of sales	9.2%	9.9%	(0.7%)
Selling, general and administrative	40.3%	42.3%	(2.0%)
Research and development	14.7%	16.6%	(1.9%)
Litigation settlement	0.0%	0.0%	0.0%

	For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	Change in %
Cost of sales	9.1%	9.7%	(0.6%)
Selling, general and administrative	43.0%	42.4%	0.6%
Research and development	14.7%	17.0%	(2.3%)
Litigation settlement	0.0%	5.4%	(5.4%)

Index

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended October 24, 2014 decreased by 0.7% to 9.2%, as compared to the thirteen weeks ended October 25, 2013 and decreased by 0.6% to 9.1% for the twenty-six weeks ended October 24, 2014 as compared to the twenty-six weeks ended October 25, 2013.  These decreases  were primarily due to the economies of scale and product mix.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses as a percent of net sales for the thirteen weeks ended October 24, 2014 decreased by 2.0% to 40.3%, as compared to the thirteen weeks ended October 25, 2013 due primarily to lower compensation expense.

SG&A expenses as a percent of net sales for the twenty-six weeks ended October 24, 2014 were materially unchanged with a slight increase of 0.6% to 43.0%, as compared to the twenty-six weeks ended October 25, 2013.

Research and Development (“R&D”) Expenses

R&D expenses related to our product design and development efforts, clinical study programs and regulatory activities. R&D expenses as a percentage of sales for the thirteen weeks ended October 24, 2014 decreased 1.9% to 14.7%, as compared to the thirteen weeks ended October 25, 2013 and decreased 2.3% to 14.7% for the twenty-six weeks ended October 24, 2014 as compared to the twenty-six weeks ended October 25, 2013. These decreases were primarily due to the completion of clinical studies related to seizure response and the timing of expenditures with respect to other projects.

Litigation Settlement

We settled a lawsuit relating to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million, which we recorded as a separate item in our operating expenses in the consolidated statement of income for the twenty-six weeks ended October 25, 2013.

Other Income (Expense), Net

Other Income (Expense), Net consisted of foreign exchange gains and losses. We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. Our aggregate foreign currency exchange losses for the thirteen weeks ended October 24, 2014 and October 25, 2013 were approximately $7,000 and $41,000, respectively. Our aggregate foreign currency exchange gains for the twenty-six weeks ended October 24, 2014 were approximately $164,000, and losses for the twenty-six weeks ended October 25, 2013 were approximately $171,000. We do not currently hedge our foreign currency risks; however, in the future we may choose to do so.

Income Taxes

Our effective tax rates were 34.3% and 36.6% for the thirteen weeks ended October 24, 2014 and October 25, 2013, respectively. The effective tax rate for the thirteen weeks ended October 24, 2014 was primarily due to our federal income tax rate of 35%, state and foreign income taxes, permanent differences and discrete tax items. During the thirteen weeks ended October 24, 2014, we recognized a previously uncertain tax position related to our Federal R&D tax credits in certain earlier years of $1.3 million, which resulted in a 4.9% favorable adjustment to the effective tax rate and we recorded an uncertain tax position related to prior-year tax liabilities in certain European countries of $0.7 million, which resulted in a 2.8% unfavorable adjustment to the effective tax rate. In addition, during the thirteen weeks ended October 24, 2014, we were unable to record a federal R&D tax credit since it has not been enacted for calendar year 2014, estimated at $0.2 million, which caused our effective tax rate to be 0.8% higher than expected.  Permanent differences relate to transactions that are reported for GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code. Our discrete tax adjustments are items that are recorded in the quarter incurred, rather than prorated over the balance of the fiscal year.

Our effective tax rates were 36.5% and 36.3% for the twenty-six weeks ended October 24, 2014 and October 25, 2013, respectively. The effective tax rate for the twenty-six weeks ended October 24, 2014 was primarily due to our federal income tax rate of 35%, state and foreign income taxes, permanent differences and the discrete items discussed above. In addition, during the twenty-six weeks ended October 24, 2014, we recorded a 1.2% unfavorable discrete tax item related to a change in our international ownership structure, and we were unable to record a federal R&D tax credit since it has not been enacted for calendar year 2014, which has caused our effective tax rate to be 0.9% higher than expected. Our effective tax rate for the twenty-six weeks ended October 25, 2013 was primarily due to our federal income tax rate of 35%, plus state and foreign income taxes, permanent differences and a 0.5% favorable effect resulting from the recognition of the Texas R&D tax credit, which was enacted during the twenty-six weeks ended October 25, 2013.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended October 24, 2014 and October 25,  2013 was as follows (in thousands):

	For the Twenty-Six Weeks Ended
	October 24, 2014	October 25, 2013	Change
Operating activities	$42,629	$22,117	$20,512
Investing activities	(3,859)	(22,580)	18,721
Financing activities	(24,913)	(22,588)	(2,325)
Effect of exchange rate changes on cash and cash equivalents	(315)	79	(394)
Net increase (decrease)	$13,542	$(22,972)	$36,514

Operating Activities

Cash provided by operating activities increased by $20.5 million during the twenty-six weeks ended October 24, 2014 as compared to the twenty-six weeks ended October 25, 2013, primarily due to a $8.2 million increase in net income, an increase in non-cash expenses, net of non-cash income, of $9.8 million and a decrease in cash outflow from operating assets and liabilities of $2.5 million. The increase in non-cash expenses was due primarily to the increase in the utilization of deferred tax assets of $7.5 million related to the utilization of tax credits, the usage of net operating losses in Europe and discrete tax items related to our change in ownership structure in Europe and to prior-year tax liabilities in certain European countries. The decrease in cash outflow from operating assets and liabilities was primarily the result of our accounts receivable collections, which improved by  $3.7 million. Our collections this year included remittances of $3.0 million from a single international customer.  This improvement was offset by increased inventory purchases of $1.5 million as compared to the comparable prior-year period. We are increasing our inventory to ensure an adequate supply of products and to increase our Costa Rica manufacturing facility inventory in preparation for operations. Reductions in the balance of our current liabilities decreased our cash flow by $3.5 million and $3.3 million in the twenty-six weeks ended October 24, 2014 and October 25, 2013, respectively. Current liabilities decreased this year primarily due to the reduction of compensation accruals by $4.7 million based on the timing of compensation payments, partially offset by an increase in income tax payables of $1.6 million, which was due to a reduction in available net operating loss carry-forwards.

Investing Activities

Cash used in investing activities decreased by $18.7 million during the twenty-six weeks ended October 24, 2014, as compared to the twenty-six weeks ended October 25, 2013.  For the comparative periods, our funding of short-term investments fell by $10.0 million due to our having reached our preferred level of investment in short-term securities last fiscal year. For comparable periods, our investments in PP&E fell by $5.2 million, primarily due to decreased construction costs for the Costa Rica manufacturing facility. The Costa Rica plant is expected to be operational late in calendar year 2014. For comparable periods,  our investments in intangible assets fell by $3.5 million, as expenditures related to pre-existing investments have declined and have not been replaced by expenditures for additional investments.

Index

Financing Activities

Cash used in financing activities increased by $2.3  million during the twenty-six weeks ended October 24, 2014, as compared to the twenty-six weeks ended October 25, 2013.  Cash inflow from the exercise of compensatory stock options decreased by $2.5 million from the previous year due primarily to a decrease in exercises by employees.  The cash outflow for the purchase of treasury stock decreased by $9.2 million as compared to the prior year comparable period. From time to time, our Board of Directors authorizes purchases of our common stock on the open market, and the volume and timing of such purchases depend on the market conditions and other factors. Cash inflow from excess tax benefits decreased by $9.2 million as compared to the prior year comparable period because of the decrease in the utilization of equity based net operating loss carry-forwards. Excess tax benefits are derived from activity in our equity compensation plan and are considered a financing cash source.

Liquidity

Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” in our 2014 Form 10-K.

As of October 24, 2014, substantially all of our cash balances were generated and held inside the U.S. and we believe this cash is adequate to fund our anticipated U.S. business activities for the next 12 months. Under current law, repatriation of cash held outside the U.S., if considered undistributed foreign earnings, is subject to U.S. federal income tax as adjusted for applicable foreign tax credits.  We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries. These earnings, which are not material to our consolidated statement of income, are intended to be permanently reinvested outside the U.S.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 24, 2014.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended October 24, 2014, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
July 26 - August 29, 2014	77,000	$59.6324	77,000	473,700
August 30 - September 26, 2014	95,052	54.6967	95,000	378,700
September 27 - October 24, 2014	108,200	50.7873	108,200	270,500
Totals	280,252	54.5434	280,200

(1)

Total number of shares purchased includes shares purchased as part of a publicly announced plan and shares purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.

(2)	Shares purchased at market price. Average price paid per share refers to the shares purchased as part of a publicly announced program.
(3)

On December 3, 2013 the Board of Directors authorized a repurchase program of one million shares. As of October 24, 2014, the shares remaining to be repurchased under this program were 270,500 shares. On November 18, 2014 the Board authorized the repurchase of an additional one million shares. All of the 1,270,500 authorized shares are expected to be repurchased by December 2015.

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
101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended October 24, 2014 and October 25, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended October 24, 2014 and October 25, 2013, (iii) the Condensed Consolidated Balance Sheets as of October 24, 2014 and April 25, 2014, (iv) the Condensed Consolidated Statement of Stockholders’ Equity as for the twenty-six weeks ended October 24, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended October 24, 2014 and October 25, 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 20, 2014

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
101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended October 24, 2014 and October 25, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended October 24, 2014 and October 25, 2013, (iii) the Condensed Consolidated Balance Sheets as of October 24, 2014 and April 25, 2014, (iv) the Condensed Consolidated Statement of Stockholders’ Equity as for the twenty-six weeks ended October 24, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended October 24, 2014 and October 25, 2013, (vi) the notes to the Condensed Consolidated Financial Statements.