Form 10-Q
period 2015-01-23
CYBERONICS INC
filed 2015-02-27
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 23, 2015 or

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

Large accelerated filer	☑	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2015
Common Stock $0.01 par value	26,032,937

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

______________

Index

PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

C

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Net sales	$72,065,231	$68,191,414	$217,486,391	$207,164,890
Cost of sales	6,539,867	6,460,148	19,716,131	19,930,287
Gross profit	65,525,364	61,731,266	197,770,260	187,234,603
Operating expenses:
Selling, general and administrative	31,328,593	29,427,340	93,928,953	88,367,536
Research and development	10,530,327	11,201,876	31,909,949	34,830,490
Litigation settlement	-	-	-	7,442,847
Total operating expenses	41,858,920	40,629,216	125,838,902	130,640,873
Income from operations	23,666,444	21,102,050	71,931,358	56,593,730
Interest income, net	50,981	39,096	131,804	128,019
Other income (expense), net	202,924	(34,932)	367,255	(206,405)
Income before income taxes	23,920,349	21,106,214	72,430,417	56,515,344
Income tax expense	7,378,889	7,206,351	25,096,945	20,053,093
Net income	$16,541,460	$13,899,863	$47,333,472	$36,462,251
Basic income per share	$0.63	$0.52	$1.79	$1.34
Diluted income per share	$0.62	$0.51	$1.77	$1.32
Shares used in computing basic
income per share	26,267,203	26,964,861	26,513,226	27,250,740
Shares used in computing diluted
income per share	26,479,163	27,279,153	26,736,391	27,569,276

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Net income	$16,541,460	$13,899,863	$47,333,472	$36,462,251
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,177,208)	(196,331)	(3,378,825)	241,050
Total other comprehensive income (loss)	(2,177,208)	(196,331)	(3,378,825)	241,050
Total comprehensive income	$14,364,252	$13,703,532	$43,954,647	$36,703,301

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 23, 2015	April 25, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$116,214,079	$103,299,116
Short-term Investments	27,006,162	25,028,957
Accounts receivable, net	47,259,762	50,674,041
Inventories	21,177,588	17,630,111
Deferred tax assets, net	6,697,025	17,208,365
Other current assets	6,665,599	6,590,612
Total Current Assets	225,020,215	220,431,202
Property, plant and equipment, net	40,860,214	39,534,873
Intangible assets, net	10,853,503	11,654,690
Investments in equity securities	17,126,927	15,944,427
Deferred tax assets, net	6,109,976	5,770,644
Other assets	1,416,231	855,558
Total Assets	$301,387,066	$294,191,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,673,604	$7,569,784
Accrued liabilities	18,611,791	22,327,913
Total Current Liabilities	26,285,395	29,897,697
Long-term liabilities	3,985,326	5,193,853
Total Liabilities	30,270,721	35,091,550
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 32,041,822 shares issued and 26,127,754 shares outstanding at January 23, 2015 and 31,819,678 shares issued and 26,745,713 shares outstanding at April 25, 2014	320,418	318,197
Additional paid-in capital	441,592,043	426,866,998
Treasury stock, 5,914,068 and 5,073,965 common shares at January 23, 2015 and April 25, 2014, respectively, at cost	(235,184,881)	(188,519,469)
Accumulated other comprehensive income (loss)	(2,923,975)	454,850
Retained earnings	67,312,740	19,979,268
Total Stockholders’ Equity	271,116,345	259,099,844
Total Liabilities and Stockholders’ Equity	$301,387,066	$294,191,394

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at April 25, 2014	31,819,678	$318,197	$426,866,998	$(188,519,469)	$454,850	$19,979,268	$259,099,844
Stock-based compensation plans	222,144	2,221	14,725,045				14,727,266
Purchase of Treasury Stock				(46,665,412)			(46,665,412)
Net income						47,333,472	47,333,472
Foreign currency translation loss					(3,378,825)		(3,378,825)
Balance at January 23, 2015	32,041,822	$320,418	$441,592,043	$(235,184,881)	$(2,923,975)	$67,312,740	$271,116,345

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014
Cash Flows From Operating Activities:
Net income	$47,333,472	$36,462,251
Non-cash items included in net income:
Depreciation	3,671,834	3,180,707
Amortization of intangible assets	801,187	969,047
Stock-based compensation	9,446,537	8,392,443
Deferred income tax expense	6,625,892	(1,053,779)
Deferred license revenue amortization	-	(1,467,869)
Unrealized loss (gain) in foreign currency transactions and other	(200,008)	27,994
Changes in operating assets and liabilities:
Accounts receivable, net	1,099,489	(2,255,045)
Inventories	(4,020,544)	(197,717)
Other current and non-current assets	(786,931)	(2,368,733)
Current and non-current liabilities	(469,302)	(3,941,016)
Net cash provided by operating activities	63,501,626	37,748,283
Cash Flow From Investing Activities:
Purchase of short-term investments	(31,984,889)	(39,984,639)
Maturities of short-term investments	30,088,978	29,990,389
Purchase of property, plant and equipment	(5,489,521)	(12,960,959)
Intangible asset purchases	-	(3,789,000)
Investment in equity securities	(1,182,500)	(5,356,225)
Net cash used in investing activities	(8,567,932)	(32,100,434)
Cash Flows From Financing Activities:
Purchase of treasury stock	(46,665,412)	(59,306,059)
Proceeds from exercise of options for common stock	3,014,296	8,283,999
Cash settlement of compensation-based stock units	(786,361)	(936,115)
Realized excess tax benefits - stock-based compensation	3,134,190	17,157,916
Net cash used in financing activities	(41,303,287)	(34,800,259)
Effect of exchange rate changes on cash and cash equivalents	(715,444)	43,874
Net increase (decrease) in cash and cash equivalents	12,914,963	(29,108,536)
Cash and cash equivalents at beginning of period	103,299,116	120,708,572
Cash and cash equivalents at end of period	$116,214,079	$91,600,036

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$242	$3,309
Cash paid for income taxes	$12,252,551	$3,943,931
Supplementary disclosure of non-cash activity in operating liabilities:
Reclass of unrecognized tax benefits to deferred tax assets	$3,255,525	$-

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Period Ended January 23, 2015

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Cyberonics, Inc. and its consolidated subsidiaries (collectively “Cyberonics”) at January 23, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated balance sheet of Cyberonics at April 25, 2014 has been prepared from audited financial statements. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended January 23, 2015 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 24, 2015. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014 (“2014 Form 10-K”).

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

Note 2.  Accounts Receivable and Allowance for Bad Debt

Accounts receivable, net consisted of the following:

	January 23, 2015	April 25, 2014
Accounts receivable	$47,837,801	$51,358,991
Allowance for bad debt	(578,039)	(684,950)
	$47,259,762	$50,674,041

Note 3.  Inventories

Inventories consisted of the following:

	January 23, 2015	April 25, 2014
Raw materials	$8,568,513	$7,289,543
Work-in-process	5,160,967	4,438,280
Finished goods	7,448,108	5,902,288
	$21,177,588	$17,630,111

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 23, 2015	April 25, 2014	Lives in years
Land	$1,643,813	$1,643,813	---
Building and building improvements	26,143,305	25,394,565	36 to 39
Equipment, software, furniture and fixtures	37,319,129	37,079,945	3 to 7
Leasehold improvements	1,350,891	1,444,622	5 to 8
Capital investment in process	8,929,746	6,925,698	---
Total	75,386,884	72,488,643
Accumulated depreciation	(34,526,670)	(32,953,770)
	$40,860,214	$39,534,873

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	January 23, 2015	April 25, 2014
Developed Technology Rights (1)	$13,904,000	$13,964,000
Other Intangible Assets (2)	1,148,000	1,148,000
Total	15,052,000	15,112,000
Accumulated amortization	(4,198,497)	(3,457,310)
Net	$10,853,503	$11,654,690

(1)

Developed Technology Rights include purchased patents and know-how, and licensed patent rights. These assets relate primarily to seizure detection and response, wireless communication technology, rechargeable battery technology, the treatment of obstructive sleep apnea and conditionally safe magnetic resonance (“MR”) technology for implantable leads.

(2)	Other Intangible Assets primarily consists of purchased clinical neurological and sleep apnea databases.

The weighted average amortization period in years for our intangible assets at January 23, 2015:

Developed Technology Rights	14
Other Intangible Assets	11

Aggregate intangible asset amortization was $801,187 and $969,047 for the thirty-nine weeks ended January 23, 2015 and January 24, 2014, respectively, which was primarily reported in research and development (“R&D”) expense in the consolidated statements of income. Amortization recorded for the thirty-nine weeks ended January 24, 2014 included net impairment losses of approximately $60,000 for developed technology rights. This impairment loss was related to intellectual property that no longer factored into our product plans.

The estimated future amortization expense based on our finite-lived intangible assets at January 23, 2015:

Fiscal year 2015 (remaining period)	$245,593
Fiscal year 2016 (53 week year)	987,880
Fiscal year 2017	1,077,519
Fiscal year 2018	1,247,223
Fiscal year 2019	1,335,308
Thereafter	5,959,980

Note 6. Investments

Short-Term Investments detail.  Our short-term investments consist of securities with maturities ranging from six to twelve months and carried at amortized cost.  Refer to “Note 16. Fair Value Measurements.”

	January 23, 2015	April 25, 2014
Certificates of deposits	$20,013,418	$20,031,289
Commercial paper	6,992,744	4,997,668
	$27,006,162	$25,028,957

Long-Term Investments detail: Our long-term investments consisted of equity positions in two privately-held companies carried at original cost under the cost-method. Refer to “Note 16. Fair Value Measurements.”

	January 23, 2015	April 25, 2014
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$12,000,002
Cerbomed GmbH - convertible preferred shares (2)	5,126,925	3,944,425
Carrying amount – long-term investments	$17,126,927	$15,944,427

(1)	ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea.
(2)

Cerbomed GmbH is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the quarter ended January 23, 2015, we purchased an additional tranche of convertible preferred stock for €1.0 million, or approximately $1.2 million.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	January 23, 2015	April 25, 2014
Employee related liabilities	$12,190,799	$16,957,216
Income and property tax accruals	1,172,385	601,704
Clinical study costs	895,841	1,226,865
Other accrued liabilities	4,352,766	3,542,128
	$18,611,791	$22,327,913

Note 8.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	January 23, 2015	April 25, 2014
Liability for uncertain tax benefits (1)	$2,108,094	$4,257,437
Deferred compensation	1,142,161	482,405
Other	735,071	454,011

	$3,985,326	$5,193,853

(1)

In July 2013, the Financial Accounting Standards Board issued amended guidance on the financial statement presentation of a liability for uncertain tax benefits when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists. The guidance requires the liability, or a portion of the liability, to be presented as a reduction of a deferred tax asset with certain exceptions. As a result of this guidance, for the period ended January 23, 2015, we reclassified a portion of the balance of our liability for uncertain tax benefits to current deferred tax assets.

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

In July 2014, the court heard oral arguments on the pending motion. As of February 27, 2015, the Court had not ruled on the pending motion to dismiss.

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

We believe that our commercialization practices were and are in compliance with applicable legal standards, and we will continue to defend this case vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome, and we cannot estimate a range of potential loss or damages.

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

Licensing and Technology Agreements

In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc. (“Imricor”) for the integration of magnetic resonance imaging compatibility with our leads. We agreed to a future milestone-based payment to Imricor of $1.0 million and an annual minimum royalty fees of $50,000 upon FDA approval of a licensed product.

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. that includes minimum annual royalty fees of $350,000, which increases to $700,000 in fiscal year 2017, related primarily to cardiac-based seizure detection patents and patent applications.

Lease Agreements

We lease facilities and equipment with non-contingent, non-cancellable leases, accounted for as operating leases, including: (i) a storage and distribution facility in Austin, Texas; (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe, the United States, Beijing, China and Hong Kong, and; (iii) vehicles and office equipment. Rental expense from operating leases amounted to $647,000 and $664,000 for the thirty-nine weeks ended January 23, 2015 and January 24, 2014, respectively.

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

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Cost of goods sold	$119,450	$109,604	$409,889	$346,024
Selling, general and administrative	2,266,340	1,881,986	6,676,674	5,955,691
Research and development	865,855	651,485	2,359,974	2,090,728
Total stock-based compensation expense	3,251,645	2,643,075	9,446,537	8,392,443
Income tax benefit, related to awards, recognized in the consolidated statements of income	1,173,973	1,001,806	3,006,407	2,747,144
Total expense, net of income tax benefit	$2,077,672	$1,641,269	$6,440,130	$5,645,299

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Service-based stock option awards	$1,095,800	$921,513	$3,320,674	$2,795,031
Service-based restricted and restricted stock unit awards	1,431,066	1,316,905	4,654,693	4,086,696
Performance-based restricted stock and restricted stock unit awards	724,779	404,657	1,471,170	1,510,716
Total stock-based compensation expense	$3,251,645	$2,643,075	$9,446,537	$8,392,443

Note 11.  Employee Retirement Savings Plan and Deferred Compensation Plan

The Employee Retirement Savings Plan. We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. We match 50% of employees’ contributions up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment. We incurred expenses for these contributions of approximately $1,198,000 and $1,259,000 for the thirty-nine weeks ended January 23, 2015 and January 24, 2014,  respectively.

The Deferred Compensation Plan.  Effective as of January 1, 2013, we offered the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of middle and senior management. The Deferred Compensation Plan is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the Internal Revenue Code (“IRC”). As part of our overall compensation program, the Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, effective January 1, 2014, we agreed to match 50% of the contributions of non-officer members of the group up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment.  We incurred expenses for this plan,  based on the  company match, of approximately $56,000 and $7,000 for the thirty-nine weeks ended January 23, 2015 and January 24, 2014, respectively.

Note 12.  Stockholders’ Equity

Common shares are repurchased on the open market pursuant to the Company’s Board of Directors approved repurchase plans. In December 2013, the Board authorized the repurchase of one million shares of common stock. As of January 23, 2015, these authorized shares have been repurchased. In November 2014, the Board authorized the repurchase of an additional one million shares of common stock. As of January 23, 2015, we have 993,800 shares available for future repurchases under this plan. We expect all authorized shares to be repurchased by December 2015.

Note 13.  Income Taxes

Our effective tax rates were 30.8% and 34.1% for the thirteen weeks ended January 23, 2015 and January 24, 2014, respectively. The effective tax rate, for the thirteen weeks ended January 23, 2015, was primarily comprised of our federal income tax rate of 35%, state and foreign income taxes, permanent differences and discrete tax items. Permanent differences relate to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code. A discrete item is an unusual or infrequently occurring tax credit or expense item recorded in the quarter incurred rather than over the balance of the fiscal year. During the thirteen weeks ended January 23, 2015, we recorded a favorable catch-up adjustment for our R&D tax credits related to the period January 1, 2014 to December 31, 2014, as a result of signing into law, in December 2014, the retroactive extension provision of the Tax Increase Prevention Act of 2014, which reduced our tax expense by $1.1 million and our effective tax rate by 4.6%.

Our effective tax rates were 34.6% and 35.5% for the thirty-nine weeks ended January 23, 2015 and January 24, 2014, respectively. These rates  were comprised of our federal income tax rate of 35%, plus state and foreign income taxes, permanent differences and discrete items. The effective tax rate for the thirty-nine weeks ended January 23, 2015 included an adjustment for the extension of the R&D tax credit as discussed in the quarterly results above, which resulted in a 1.5% reduction of the effective tax rate. In addition, we reversed an  uncertain tax position related to our Federal R&D tax credits in certain earlier years that resulted in a 1.8% favorable adjustment to the effective tax rate and we recorded a liability related to prior-year taxes in certain European countries that resulted in a 1.0% unfavorable adjustment to the effective tax rate.

Note 14.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Numerator:
Net income	$16,541,460	$13,899,863	$47,333,472	$36,462,251

Denominator:
Basic weighted average shares outstanding	26,267,203	26,964,861	26,513,226	27,250,740
Add effects of stock options (1)	211,960	314,292	223,165	318,536
Diluted weighted average shares outstanding	26,479,163	27,279,153	26,736,391	27,569,276
Basic income per share	$0.63	$0.52	$1.79	$1.34
Diluted income per share	$0.62	$0.51	$1.77	$1.32

(1)

Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 23, 2015 were outstanding options to purchase 98,509 and 71,593 common shares, respectively, because to include them would have been anti-dilutive. Excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended January 24, 2014 were outstanding options to purchase 17,924 and 45,634 common shares, respectively, because to include them would have been anti-dilutive.

Note 15. Foreign Currency

We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. The effect on earnings of our aggregate foreign currency exchange gains and losses are reported in Other Income Expense, Net in the consolidated income statement. Our foreign currency exchange gains (losses) for the thirteen and thirty-nine weeks ended January 23, 2015 were approximately $183,000 and $348,000,  respectively, and for the thirteen and thirty-nine weeks ended January 24, 2014 were approximately $(35,000) and $(206,000), respectively. We did not hedge our foreign currency risk in the thirty-nine weeks ended January 23, 2015 or in the fiscal year ended April 24, 2014, however, in the future we may hedge our foreign currency exposures.

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

Securities Carried at Amortized Cost

The balance of our short-term securities as of January 23, 2015 consisted of a  certificate of deposit and commercial paper that are considered held-to-maturity debt securities and carried at amortized cost, which approximates fair value. The next contractual maturity date will be in June 2015 for our certificate of deposit and in July 2015 for our commercial paper.  Refer to “Note 6. Investments” for further information.

Assets Measured at Fair Value on a Recurring Basis

Our deferred compensation plan assets consist primarily of mutual fund investments and include our corporate-owned life insurance policies. The underlying publically traded mutual fund investments are considered trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in Other Long-Term Assets in the condensed consolidated balance sheets and are recorded at fair value based on Level 1 inputs.  The balance of our plan assets at January 23, 2015 and April 25, 2014  were $1,038,000 and $542,000, respectively.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as intangible assets and property, plant and equipment (“PP&E”) are evaluated for impairment and adjusted to fair value using Level 3 inputs when impairment is recognized.

Investments in Cost-Method Equity Securities

Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. We have not estimated the fair value of these investments because their fair value is not readily determinable without incurring excessive cost. However, in each reporting period, we evaluate whether an event or change in circumstances may indicate a significant adverse effect on the fair value of these investments. Impairment indicators include failed clinical trials, adverse regulatory actions, a change in the investees’ competitive position or difficulty in raising funds. When impairment is recognized, the investments are adjusted to fair value using Level 3 inputs. There has been no impairment recognized during the thirty-nine weeks ended January 23, 2015 or January 24, 2014. Refer to “Note 6. Investments” for further information.

Liabilities Measured at Fair Value on a Recurring Basis

The liability under our Deferred Compensation Plan is based on the fair value of the collective investment portfolios of the participating employees. The investment portfolios consist of publically traded mutual funds in active markets. We adjust our liability to the quoted market prices, which are Level 1 inputs. We report the balance of the fund in Other Long-Term Liabilities in the consolidated balance sheets. The balances of our plan liabilities were $1,142,161 and $482,405 at January 23, 2015 and April 25, 2014, respectively.

Note 17.  Geographic Information

	Net Sales
	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
United States	$57,561,536	$53,020,235	$176,338,378	$168,728,384
International (1)	14,503,695	15,171,179	41,148,013	38,436,506
Total	$72,065,231	$68,191,414	$217,486,391	$207,164,890

(1)	Sales are classified according to the country of destination, regardless of the shipping point. All licensing revenue is classified as domestic.

	Long-Lived Assets (1)
	January 23, 2015	April 25, 2014
United States	$29,874,293	$29,398,306
International	10,985,921	10,136,567
Total	$40,860,214	$39,534,873

(1)	Long-lived assets consist of PP&E.

Note 18.  New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“the FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists, with certain exceptions. This accounting guidance is effective prospectively.  As a result of our adoption of this guidance during the quarter ended July 25, 2014, we reclassified the entire balance of our liability for uncertain tax benefits to current deferred tax assets, and for the quarter ended January 23, 2015, we reclassed a portion of the unrecognized tax benefit to current deferred tax assets. See “Note 8. Long-Term Liabilities” in the notes to our consolidated financial statements.

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

Note 19. Subsequent Event

On February 26, 2015, we entered into a binding letter of intent (the “LOI”) with Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”).  The LOI provides that, subject only to completion of the employee consultation procedures required under French law, the parties to the LOI will enter into a definitive agreement, attached as an exhibit to the LOI (the “Transaction Agreement”) providing for a business combination transaction between Cyberonics and Sorin, subject to the terms and conditions in the LOI.

Under the terms of the Transaction Agreement, Cyberonics and Sorin will combine under a newly formed company (“Holdco”), which will be domiciled in the UK.  Pursuant to the terms of the Transaction Agreement, Sorin will merge into Holdco, with Holdco surviving the merger, and immediately thereafter, Cyberonics will merge into a wholly owned subsidiary of Holdco, with Cyberonics surviving as a wholly owned subsidiary of Holdco.  At the effective time of the mergers, each issued and outstanding ordinary share of Sorin will be converted into the right to receive 0.0472 ordinary shares of Holdco and each share of common stock of Cyberonics will be converted into the right to receive one Holdco share, in each case subject to the terms and conditions of the Transaction Agreement.

Closing of the transaction is expected to occur in the third calendar quarter of 2015 and is subject to certain closing conditions, including Cyberonics and Sorin shareholder approvals, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and conditions relating to the registration and our intention to list Holdco Shares on NASDAQ and LSE, as well as other customary closing conditions.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) affecting or relating to Cyberonics or Sorin or their respective industries, products or activities. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us and, if applicable, Sorin. There can be no assurance that future developments affecting us, or Sorin, will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

Risks related to the proposed Sorin transaction:

▪	failure of Cyberonics and Sorin to enter into the definitive agreement providing for the proposed combination transaction as contemplated by the Letter of Intent;
▪

failure to obtain shareholder or regulatory approvals required for the proposed combination with Sorin or being required to accept conditions that could reduce the anticipated benefits of the merger as a condition to obtaining regulatory approvals;

▪	delay in consummating the proposed transaction with Sorin;
▪

the inability to close the transaction with Sorin, the inability to achieve the expected benefits and synergies of the combination or the effects of the transaction on the Company’s financial condition, operating results and cash flow;

▪	the inability of Cyberonics and Sorin to meet expectations regarding the timing, completion and accounting and tax treatments with respect to the proposed combination of Cyberonics and Sorin;
▪

failure to effectively integrate and/or manage newly acquired businesses, including the business of Sorin if the proposed transaction closes, and the cost, time and effort required to integrate newly acquired businesses, including Sorin if  the proposed transaction closes, all of which may be greater than anticipated;

▪

operating costs, customer loss or business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, distributors or suppliers) being greater than expected in anticipation of, or, if consummated, following, the transaction with Sorin;

▪	failure to retain certain key employees of Cyberonics or Sorin;
▪

changes in tax laws or interpretations that could increase the consolidated tax liabilities of Cyberonics and Sorin, including, if the transaction is consummated, changes in tax laws that would result in the new parent UK holding company being treated as a domestic corporation for United States federal tax purposes;

Risks related to our business:

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

▪

failure to establish, expand or maintain market acceptance or reimbursement for the use of vagus nerve stimulation (“VNS”) therapy or any component which comprises the VNS Therapy® System for the treatment of epilepsy;

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirty-nine weeks ended January 23, 2015 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, and “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and “Risk Factors” contained in our 2014 Form 10-K.

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

The VNS Therapy pulse generator and lead are surgically implanted, generally during an outpatient procedure. The battery contained in the generator has a finite life. The life of the battery varies according to the model and the stimulation parameters used for each patient. At or near the end of the active life of a battery, a patient may, in consultation with his or her physician, choose to have another generator implanted, with or without replacing the original lead.

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

VNS Therapy for Depression

In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada and Israel have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode without age restrictions. In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. Following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets. As a result of new clinical evidence, including the completion of a post-approval dosing study and more than five publications in peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013.  In addition, in January 2015 the Appeals Board of the Department of Health and Human Services concluded that the record relating to the non-coverage conclusion by CMS is complete and adequate.

Significant Quarterly Business Development

On February 26, 2015, we entered into a binding letter of intent (the “LOI”) with Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”), Sand Holdco Limited, a private limited company incorporated under the laws of England and Wales and a wholly owned subsidiary of Sorin (“Holdco”), and Cypher Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”).  The LOI provides that, subject only to completion of the employee consultation procedures required under French law, the parties to the LOI will enter into a definitive agreement, attached as an exhibit to the LOI (the “Transaction Agreement”) providing for a business combination transaction between Cyberonics and Sorin on the terms contained in the Transaction Agreement.

In connection with entry into the LOI, each party designated the same individual as its agent and attorney-in-fact (the “AIF”) and irrevocably authorized and empowered the AIF to execute and deliver the Transaction Agreement on such party’s behalf. On the date on which the employee consultation process required under French law is completed, or one month after the date of entry into the LOI if the employee consultation process is not completed prior to such date, following expiration of an additional five-day “consideration period”, each party to the LOI will have the sole power to cause the AIF to execute and deliver the Transaction Agreement on behalf of all parties.  If Cyberonics or Sorin takes any action to revoke, rescind, withdraw or otherwise limit the powers granted to the AIF, the other party will be entitled to terminate the LOI and receive a termination fee ($50 million in the case of a termination by Sorin under such circumstances and $75 million in the case of a termination by Cyberonics under such circumstances) from the party taking such action.

Under the terms of the Transaction Agreement, Cyberonics and Sorin will combine under a newly formed company (Holdco), which will be domiciled in the UK, in an all-stock transaction with a combined equity value of approximately $2.7 billion based on the closing price of shares of Cyberonics and Sorin on February 25, 2015.  Pursuant to the terms of the Transaction Agreement, the transaction will be implemented through two mergers: (i) the merger of Sorin with and into Holdco (the “Sorin Merger”), with Holdco surviving the merger, and immediately thereafter, (ii) the merger of Merger Sub with and into Cyberonics (the “Cyberonics Merger” and, together with the Sorin Merger, the “Mergers”), with Cyberonics surviving as a wholly owned subsidiary of Holdco, in each case subject to the terms and conditions of the Transaction Agreement.  At the effective time of the Sorin Merger, each issued and outstanding ordinary share of Sorin (“Sorin Shares”), other than Sorin Shares owned by Cyberonics,  Sorin, Holdco, Merger Sub or any of their respective subsidiaries, will be converted into the right to receive 0.0472 ordinary shares of Holdco (“Holdco Shares”).  At the effective time of the Cyberonics Merger, each share of common stock of Cyberonics (each, a “Cyberonics Share”), other than Cyberonics Shares owned by Cyberonics, Sorin, Holdco, Merger Sub or any of their respective subsidiaries, will be converted into the right to receive one Holdco share.

Holdco will apply to have the Holdco Shares to be issued in the Mergers listed on the NASDAQ stock market and the London Stock Exchange (the “LSE”).  Following consummation of the Mergers, assuming no withdrawal rights under Italian law are exercised by Sorin shareholders with respect to the Sorin Merger, former Sorin shareholders will own approximately 46 percent of Holdco and former Cyberonics stockholders will own approximately 54 percent of Holdco, on a fully diluted basis.

Closing of the Mergers under the Transaction Agreement is subject to certain closing conditions, including (i) Cyberonics and Sorin shareholder approvals, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, injunction, order or other judgment prohibiting the mergers, (iv) effectiveness of the registration statement for the Holdco Shares, (v) NASDAQ listing approval for the Holdco Shares and the absence of any written indication from the UK Financial Conduct Authority (“FCA”) or the LSE that they will not be willing to admit the Holdco shares to listing, (vi) the expiration of a sixty-day Sorin creditor opposition period, (vii) subject to certain materiality exceptions, the accuracy of each party’s representations and warranties in the Transaction Agreement and performance by each party of their respective obligations under the Transaction Agreement; (viii) delivery of a pre-merger compliance certificate to the High Court of England and Wales and (ix) approval by the FCA of the prospectus to be published by Holdco in connection with the issuance and listing on the LSE of the Holdco shares to be issued in connection with the Mergers, or the absence of an indication in writing by the UK Listing Authority that such approval will not be obtained.

Both the LOI and the Transaction Agreement contain customary representations and warranties of the parties.  In addition, both the LOI and the Transaction Agreement contain certain customary covenants regarding the operation of Cyberonics’ and Sorin’s respective businesses during the period prior to the closing of the transaction, including, among others, limitations on their respective ability to: (i) issue or grant shares of capital stock or other equity interests; (ii) acquire shares of their or their subsidiaries’ capital stock or other equity interests; (iii) incur new indebtedness and (iv) solicit, or enter into negotiations with respect to, competing proposals, in each case subject to certain exceptions contained in the LOI and the Transaction Agreement.

Both the Transaction Agreement and the LOI contain certain termination rights for Cyberonics and Sorin. If the LOI or Transaction Agreement is terminated under certain circumstances, Sorin may be required to pay a termination fee of $50 million (under the Transaction Agreement) or $75 million (under the LOI) to Cyberonics. If the LOI or Transaction Agreement is terminated under other circumstances, Cyberonics may be required to pay a termination fee of $50 million to Sorin.  Under both the LOI and the Transaction Agreement, in connection with certain circumstances giving rise to termination, either Cyberonics or Sorin may be required to reimburse certain transaction-related expenses incurred by the other party up to a maximum amount of $15 million.

In connection with entry into the Letter of Intent, on February 26, 2015, Cyberonics entered into a Support Agreement (the “Shareholder Support Agreement”) with certain record and beneficial shareholders of Sorin which collectively held approximately 25% of the outstanding shares of Sorin as of February 26, 2015. Under the terms of the Shareholder Support Agreement, the Sorin shareholders party thereto have agreed to vote their shares in favor of the transactions contemplated by the Transaction Agreement and against any competing transaction and have agreed, until the effective time of the Sorin Merger, not to transfer any shares of capital stock or other equity interests in Sorin owned by them. In addition to the Shareholder Support Agreement, Cyberonics entered into support agreements with the Chairman of the board of directors of Sorin and the Chief Executive Officer of Sorin, and Sorin entered into support agreements with the Chairman of the board of directors of Cyberonics and the Chief Executive Officer of Cyberonics, in each case which contain similar obligations and restrictions with respect to voting and transferring shares of capital stock or equity interests in Cyberonics or Sorin, as applicable, as those contained in the Shareholder Support Agreement

Product Releases and Future Development

In 2011, we initiated a program to assess the use of our VNS technology for treating patients with chronic heart failure (“CHF”). Our system for treating patients with CHF,  the VITARIA™ System, provides a specific method of VNS called autonomic regulation therapy (“ART”).  We conducted a pilot study, ANTHEM-HF, outside the U.S., which concluded in the quarter ended October 24, 2014. The study results support the safety and efficacy of ART delivered by the VITARIA System. The VITARIA System includes an implantable pulse generator, vagus nerve lead, programming system and patient kit that have been specifically designed to deliver ART in a manner that promotes improvements in heart function and reduces symptom expression. We submitted the results to our European notified body, DEKRA, and on February 20, 2015, we received Conformité Européenne (“CE”) Mark approval of our VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%), and who remain symptomatic despite stable, optimal heart failure drug therapy. We expect to commence a limited market launch in Europe in the coming weeks. The VITARIA System is not available in the U.S. During the quarter ended October 24, 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study ART in patients experiencing symptomatic heart failure with preserved ejection fraction. This pilot study is still underway outside the U.S.

During the quarter ended July 25, 2014, we submitted the ProGuardian™ System for European Union and FDA approvals.  In early November 2014, we received CE Mark approval for marketing the ProGuardian System in Europe. The ProGuardian System is an in-home seizure monitoring, logging and notification system. The ProGuardian System includes an external body-worn sensor and bedside hub that uses advanced cardiac and movement-based seizure detection technology. The first ProGuardian System product will be the ProGuardianREST™ System for monitoring night-time seizures. We plan a limited market release in England.

In December 2014, we announced positive results from the AspireSR® clinical studies, E-36 and E-37, which assess the acute impact of the AspireSR generator on seizure duration and termination, as well as the long-term evaluation of safety, clinical benefit of the automatic stimulation feature and quality of life. The AspireSR generator has CE Mark approval and is available in an increasing number of European and Middle Eastern countries. During the quarter ended October 24, 2014, we submitted the AspireSR generator for premarket approval (“PMA”) in the U.S.

 In addition, we continue the development of VNS Therapy System generations that include generators with wireless communication technology (Centro™ generators).

We sponsor post-market studies in drug resistant epilepsy and support a variety of studies for our product development efforts to build clinical evidence for VNS Therapy. A description and the status of these studies may be found at www.clinicaltrials.gov.

We have invested approximately $17.1 million in two innovative medical device start-up companies. We account for these investments under the cost-method as we do not exercise significant influence over the investees. We invested in Cerbomed GmbH (“Cerbomed”), a privately-held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received CE Mark approval for its device for the treatment of epilepsy and depression in March 2010. Cerbomed has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. During the quarter ended January 23, 2015, we invested an additional €1.0 million, or $1.2 million, in convertible preferred stock.  We  are considering our option to  eventually conduct a trial in the U.S. for the purpose of seeking FDA approval of this device for the treatment of drug-resistant epilepsy and we hold an exclusive option for the worldwide sales and distribution of this system for the treatment of epilepsy. In addition, we invested in ImThera Medical, Inc., a privately-held, development-stage, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. In November 2014, ImThera announced that the FDA granted an investigational device exemption (“IDE”) for their targeted hypoglossal neurostimulation pivotal clinical study.

We constructed a manufacturing facility in Costa Rica. The initial production line qualification phases have been completed, thereby enabling Cyberonics to produce all VNS Therapy leads and two VNS Therapy generators at this facility. Shipments will commence once appropriate regulatory approvals are received.

Reimbursement

The Centers for Medicare and Medicaid Services (“CMS”) annually updates and issues its reimbursement rates under the comprehensive Ambulatory Payment Classification (“APC”) system.  We estimate that CMS pays for approximately 25% to 30% of the VNS Therapy System implants performed in the U.S. under Medicare and approximately 20% or more under Medicaid, although this varies by hospital.

On October 31, 2014, CMS released the calendar year 2015 final comprehensive APC rates. The VNS Therapy-related rates decreased, as compared to the calendar year 2014 final rates, by 5.3% for full systems and 0.8% for generator-only replacements. These rate decreases were due to a change in reimbursement methodology whereby CMS reassigned neurostimulation-related procedures within a smaller number of comprehensive APC categories. Future changes in the determination of comprehensive APC reimbursement rates by CMS could result in additional rate reductions and could have an adverse impact on our future operating results. We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.

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

Significant Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in “Note 1.  Summary of Significant Accounting Policies and Related Data” to the Consolidated Financial Statements included in our 2014 Form 10-K.

Preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in such financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to sales return reserves, amortization periods for, and impairment of, intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported value of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K.

Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area and our licensing revenues. Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands except unit sales):

	For the Thirteen Weeks Ended
	January 23, 2015	January 24, 2014	% Change
Net product sales:
United States	$57,562	$53,020	8.6%
International	14,503	15,171	(4.4%)
Total net product sales (1)	$72,065	$68,191	5.7%

Unit Sales:
United States	2,392	2,259	5.9%
International	1,240	1,150	7.8%
Total unit sales (2)	3,632	3,409	6.5%

Licensing Revenue	$-	$-

	For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	% Change
Net product sales:
United States	$176,338	$167,261	5.4%
International	41,148	38,436	7.1%
Total net product sales (1)	$217,486	$205,697	5.7%

Unit Sales
United States	7,417	7,232	2.6%
International	3,345	3,027	10.5%
Total unit sales (2)	10,762	10,259	4.9%

Licensing Revenue	$-	$1,468	(100.0%)

(1)	Net product sales represent revenue from sales of generators, leads and other items related to our device.
(2)	Unit sales are based on the number of generators sold.

U.S. net product sales for the thirteen weeks ended January 23, 2015 increased by $4.5 million, or 8.6%, as compared to the thirteen weeks ended January 24, 2014, due to an increased generator unit sales volume of 5.9% and an increased average selling price of 2.7%. The  unit sales growth rate of 5.9% increased as compared to the equivalent prior year period growth rate of 0.2% primarily due to challenging factors in the prior year, such as the inclement weather that disrupted hospital and patient schedules and the disruptive effects of significant health insurance coverage changes. The average selling price increased 2.7% this period as compared to the equivalent prior year period growth rate of 5.1%. This decrease in growth rates was primarily due to a slower shift of sales to our higher priced generators and a 1.3% unfavorable effect of a decline in lead sales as a percent of generator sales.

International net product sales for the thirteen weeks ended January 23, 2015 decreased by $0.7 million, or 4.4%, as compared to the thirteen weeks ended January 24, 2014, due to a 12.2% decreased average selling price partially offset by an increased unit sales volume of 7.8%. Generator unit sales increased in most of our international markets. The unit growth rate of 7.8% decreased as compared to the equivalent prior year period growth rate of 19.8%, however, last year’s growth rate included one particular order that accounted for 10.4% of the international volume growth. If this order is excluded from our prior year quarterly sales, this period’s unit growth rate would have been 18.1%. The average quarterly selling price decreased by 12.2% due to a 6.4% unfavorable foreign currency effect,  a 2.5% unfavorable effect due to a  decline in lead sales as a percent of generator sales and the effect of an increase in sales through lower margin distributors, partially offset by a favorable impact from increasing sales of the higher priced AspireSR generator. On a constant currency basis, international revenues would have increased by 2.0%, and if we also exclude the one order from prior year results, international revenues would have grown by 18.4%.

U.S. net product sales for the thirty-nine weeks ended January 23, 2015 increased by $9.1 million, or 5.4%, as compared to the thirty-nine weeks ended January 24, 2014, due to an increase in generator unit sales volume of 2.6%  and an increased average selling price of 2.9%.  Unit sales volume increased in the U.S. less than the equivalent prior-year period growth rate of 4.7%. We believe that the lower growth rate of U.S. unit sales was primarily the result of an increase of available alternative therapeutic options and the transition of Medicaid beneficiaries to privately managed health plans partially offset by the improved conditions this year as compared to last year,  such as last year’s inclement weather that disrupted hospital and patient schedules.  The average selling price increased in the U.S. by 2.9% as compared to the equivalent prior-year period pricing growth rate of 4.8%.  This decrease in growth rates was primarily due to a slower shift of sales to our higher priced generators and a 0.9% unfavorable effect of a decline in lead sales as a percent of generator sales.

International net product sales for the thirty-nine weeks ended January 23, 2015 increased by $2.7 million, or 7.1%, as compared to the thirty-nine weeks ended January 24, 2014, due to an increase in generator unit sales volume of 10.5%, offset by a decrease in the average selling price of 3.5%.  Unit sales volume increased due to higher market penetration in most European markets.  The 10.5% unit growth rate decreased from the prior year unit growth rate of 16.6%; however, last year’s unit growth rate included one particular order that accounted for 3.9% of the international volume growth.  Excluding this single order from our prior year sales, our international unit growth rate this year is 14.3%. The average selling price decreased 3.5% as compared to the prior year average selling price increase of 3.1%. This year the average selling price fell primarily due to a 2.3% unfavorable foreign currency impact, a 1.9% unfavorable impact due to a decline in lead sales as a percent of generator sales and an increase in sales through lower margin distributors, partially offset by a favorable impact from increasing sales of the higher priced AspireSR generator. On a constant currency basis international sales would have increased by 9.4%, and if we also exclude the one order from prior year results, international sales would have grown by 15.7%.

Licensing revenues for the thirty-nine weeks ended January 23, 2015 were zero as compared to $1.5 million in the equivalent prior-year period because we fully amortized the balance of our deferred revenue liability during the prior-year period.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended
	January 23, 2015	January 24, 2014	Change in %
Cost of sales	9.1%	9.5%	(0.4%)
Selling, general and administrative	43.5%	43.2%	0.3%
Research and development	14.6%	16.4%	(1.8%)

	For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	Change in %
Cost of sales	9.1%	9.6%	(0.5%)
Selling, general and administrative	43.2%	42.7%	0.5%
Research and development	14.7%	16.8%	(2.1%)
Litigation settlement	0.0%	3.6%	(3.6%)

Cost of Sales

Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended January 23, 2015,  at 9.1%, as compared to the thirteen weeks ended January 24, 2014, at 9.5%, were materially unchanged. Our cost of sales as a percent of net sales for the thirty-nine weeks ended January 23, 2015, at 9.1%, as compared to the thirty-nine weeks ended January 24, 2014, at 9.6%, were materially unchanged.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses as a percent of net sales for the thirteen weeks ended January 23, 2015, at 43.5%, as compared to the thirteen weeks ended January 24, 2014, at 43.2%, were materially unchanged.  SG&A expenses as a percent of net sales for the thirty-nine weeks ended January 23, 2015, at 43.2%, as compared to the thirty-nine weeks ended January 24, 2014, at 42.7%, were materially unchanged.

Research and Development (“R&D”) Expenses

R&D expenses related to our product design and development efforts, clinical study programs and regulatory activities. R&D expenses as a percentage of sales for the thirteen weeks ended January 23, 2015 decreased 1.8% to 14.6%, as compared to the thirteen weeks ended January 24, 2014 and decreased 2.1% to 14.7% for the thirty-nine weeks ended January 23, 2015 as compared to the thirty-nine weeks ended January 24, 2014. These decreases were primarily due to the completion of clinical studies related to seizure response and the timing of expenditures with respect to other projects.

Litigation Settlement

We settled a lawsuit relating to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million, which we recorded as a separate item in our operating expenses in the consolidated statement of income for the thirty-nine weeks ended January 24, 2014.

Other Income (Expense), Net

Other Income, Net of $203,000 and $367,000 for the thirteen and thirty-nine weeks ended January 23, 2015, respectively, consisted primarily of foreign exchange gains. Other Expense, Net of $35,000 and $206,000 for the thirteen and thirty-nine weeks ended January 24, 2014, respectively, consisted of foreign exchange losses. We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. We do not currently hedge our foreign currency risks; however, in the future we may choose to do so.

Income Taxes

Our effective tax rates were 30.8% and 34.1% for the thirteen weeks ended January 23, 2015 and January 24, 2014, respectively. The effective tax rate, for the thirteen weeks ended January 23, 2015, was primarily comprised of our federal income tax rate of 35%, state and foreign income taxes, permanent differences and discrete tax items. Permanent differences relate to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code. A discrete item is an unusual or infrequently occurring tax credit or expense item recorded in the quarter incurred rather than over the balance of the fiscal year. During the thirteen weeks ended January 23, 2015, we recorded a favorable catch-up adjustment for our R&D tax credits related to the period January 1, 2014 to December 31, 2014, as a result of signing into law, in December 2014, the retroactive extension provision of the Tax Increase Prevention Act of 2014, which reduced our tax expense by $1.1 million and our effective tax rate by 4.6%.

 Our effective tax rates were 34.6% and 35.5% for the thirty-nine weeks ended January 23, 2015 and January 24, 2014, respectively. These rates were comprised of our federal income tax rate of 35%, plus state and foreign income taxes, permanent differences and discrete items. The effective tax rate for the thirty-nine weeks ended January 23, 2015 included an adjustment for the extension of the Federal R&D tax credit as discussed in the quarterly results above, which resulted in a 1.5% reduction of the effective tax rate. In addition, we reversed an uncertain tax position related to our Federal R&D tax credits in certain earlier years of $1.3 million, which resulted in a 1.8% favorable adjustment to the effective tax rate and we recorded a liability related to prior-year taxes in certain European countries of $0.7 million, which resulted in a 1.0% unfavorable adjustment to the effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash Flows

Net cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended January 23, 2015 and January 24, 2014 was as follows (in thousands):

	For the Thirty-Nine Weeks Ended
	January 23, 2015	January 24, 2014	Change
Operating activities	$63,502	$37,748	$25,754
Investing activities	(8,568)	(32,100)	23,532
Financing activities	(41,303)	(34,800)	(6,503)
Effect of exchange rate changes on cash and cash equivalents	(716)	43	(759)
Net increase (decrease)	$12,915	$(29,109)	$42,024

Operating Activities

Cash provided by operating activities increased by $25.8 million to $63.5 million  during the thirty-nine weeks ended January 23, 2015 as compared to the thirty-nine weeks ended January 24, 2014, primarily due to: a $10.9 million increase in net income, an increase in non-cash expenses, net of non-cash income, of $10.3 million and a decrease in cash outflow from operating assets and liabilities of $4.6 million. The increase in non-cash expenses as compared to last year was due primarily to the increase in the utilization of deferred tax assets of $7.7 million related to: the utilization of tax credits, the usage of net operating losses in Europe and discrete tax item related to changes in the ownership structure in Europe. The decrease in cash outflow from operating assets and liabilities was primarily the result of our accounts receivable collections, which improved by  $3.4 million. Our collections this year included remittances of $3.0 million from a single international customer.  This improvement was offset by increased inventory purchases of $3.8 million as compared to the equivalent prior-year period. We are increasing our inventory to ensure an adequate supply of products and to increase our new Costa Rica manufacturing facility inventory in preparation for operations. Reductions in the balance of our current liabilities were primarily due to the reduction of compensation accruals based on the timing of compensation payments.

Investing Activities

Cash used in investing activities decreased by $23.5 million to $8.6 million during the thirty-nine weeks ended January 23, 2015 as compared to the thirty-nine weeks ended January 24, 2014.  For the comparative periods, our funding of short-term investments fell by $8.0 million due to our having nearly reached our preferred level of investment in short-term securities last fiscal year. During the quarter ended January 23, 2015, we moved an additional $2.0 million to commercial paper from cash. As of January 23, 2015, our outstanding commercial paper investments mature six months from purchase date.  For comparable periods, our investments in PP&E fell by $7.5 million primarily due to decreased construction costs for the Costa Rica manufacturing facility. The first four phases of production line qualification have been completed in the new Costa Rican manufacturing facility. These four phases enable Cyberonics to produce all VNS Leads and two VNS Generators at this facility and shipments will commence once appropriate regulatory approvals are received. For comparable periods,  our investments in intangible assets and cost-method equity investments fell by $8.0 million, as our expenditures related to our existing investments declined. During the quarter ended January 23, 2015, we purchased an additional tranche of convertible preferred stock in Cerbomed GmbH,  a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy, for €1.0 million, or approximately $1.2 million.

Financing Activities

Cash used in financing activities increased by $6.5  million to $41.3 million during the thirty-nine weeks ended January 23, 2015 as compared to the thirty-nine weeks ended January 24, 2014.  Cash inflow from the exercise of compensatory stock options decreased by $5.3 million as compared to the equivalent prior year period, due to the decrease in the exercise of options held by employees.  The cash outflow for the purchase of treasury stock decreased by $12.6 million to $46.7 million as compared to the prior year comparable period.  Our Board of Directors authorizes purchases of our common stock on the open market, and the volume and timing of such purchases depend on the market conditions and other factors. The most recent plan approved by the Board of Directors, on November 18, 2014, was the authorization of the repurchase of 1,000,000 shares, which we believe we will repurchase by December, 2015. Cash inflow from excess tax benefits decreased by $14.0 million to $3.1 million as compared to the prior year comparable period because of the decrease in the utilization of equity based net operating loss carry-forwards. Excess tax benefits are derived from activity in our equity compensation plan and are considered a financing cash source.

Liquidity

Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” in our 2014 Form 10-K.

As of January 23, 2015, substantially all of our cash balances were generated and held inside the U.S. and we believe this cash is adequate to fund our anticipated U.S. business activities for the next 12 months. Under current law, repatriation of cash held outside the U.S., if considered undistributed foreign earnings, is subject to U.S. federal income tax as adjusted for applicable foreign tax credits.  We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries. These earnings, which are not material to our consolidated statement of income, are intended to be permanently reinvested outside the U.S.

In anticipation of the merger with Sorin, we may obtain additional financing to fund the growth of the future combined business.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 23, 2015.

Changes in Internal Control over Financial Reporting

During the thirteen weeks ended January 23, 2015, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Letter of Intent between Cyberonics and Sorin may be terminated and entry into a definitive agreement providing for the combination of Cyberonics and Sorin as contemplated by the Letter of Intent may not occur.

Cyberonics and Sorin have entered into a binding Letter of Intent that provides that they will enter into a definitive agreement with respect to the proposed business combination, which was attached as an exhibit to the Letter of Intent (the “Transaction Agreement”), upon completion of certain employee consultation procedures required under French law.  Though we expect the employee consultation process to take no longer than one month from the date of entry into the Letter of Intent, there can be no certainty that the Transaction Agreement will be entered into by the parties in such time frame or at all. The Letter of Intent provides certain termination rights to the parties and, if the Letter of Intent is terminated in accordance with its terms, the parties would no longer have an obligation to enter into the Transaction Agreement. Under certain circumstances in connection with the termination of the LOI, the Company will be required to pay Sorin a termination fee of $50 million, and under other circumstances, Sorin will be required to pay the Company a termination fee of $75 million.

Completion of our proposed combination with Sorin is subject to several closing conditions, the failure of which could delay or prevent completion or reduce anticipated benefits.

The Transaction Agreement provides that the merger with Sorin is subject to several closing conditions. If those conditions are not satisfied or waived, the transaction will not be completed. The market price of our common stock may reflect assumptions regarding completion of the transaction and its potential benefits. Accordingly, a delay in completing the transaction or uncertainty about the closing may negatively impact our share price. Closing conditions include, among others, the approval of the Transaction Agreement by stockholders of both Cyberonics and Sorin and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. If clearance under the HSR Act is conditioned on divestitures or restrictions on operations, anticipated benefits from the transaction may not be achieved.

If the Transaction Agreement is entered into with Sorin, it may thereafter be terminated in accordance with its terms and the transaction with Sorin may not be consummated.

Either Sorin or Cyberonics, Inc. may terminate the Transaction Agreement under certain circumstances, including, among other reasons, if the transaction does not close by February 26, 2016.  In addition, if the Transaction Agreement is terminated under certain circumstances specified in the Transaction Agreement, Cyberonics, Inc. may be required to pay Sorin a termination fee of $50 million.

Cash costs associated with our proposed business combination with Sorin may negatively impact our financial condition, operating results, and cash flow.

We have incurred and expect to incur a number of non-recurring costs associated with the proposed transaction with Sorin. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the combination and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the transactions contemplated by the Letter of Intent and the Transaction Agreement with Sorin, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the merger that Cyberonics, Inc. may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the combination. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

The proposed combination with Sorin may not achieve the intended benefits or may disrupt our operations.

We may fail to successfully integrate the businesses of Cyberonics, Inc. and Sorin or otherwise fail to realize the expected benefits of the proposed transaction.  Anticipated synergies may not be achieved, integration may result in unforeseen expenses, and anticipated benefits of the integration plan may not be realized. Our business may be negatively impacted following the merger if we are unable to effectively manage our expanded operations.  The integration will require significant time and focus from management and may disrupt achievement of our strategic objectives.

The pendency of the merger could cause:

▪	our employees to experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel;

▪	the attention of our management to be diverted from the day-to-day operations; and

▪	distributors, independent sales agents, vendors, or suppliers may seek to modify or terminate their business relationships with us.

These disruptions could be exacerbated by a delay in the completion of the transaction and could have an adverse effect on our business, operating results or prospects.

Sorin’s business is subject to risks that may be different than the ones facing Cyberonics, Inc., and we may have difficulty appropriately managing those risks.

Although Sorin is subject to many of the same risks and uncertainties that Cyberonics faces in its business, Sorin’s business also involves Cyberonics entering product and services areas, markets and industries that are different than those in which Cyberonics is currently engaged. This presents risks resulting from the Cyberonics’ relative inexperience in these areas

For additional detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2014 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
October 25 – November 28, 2014	140,521	$51.2654	91,800	178,700
November 29 – December 26, 2014	98,327	54.0695	94,900	83,800
December 27 - January 23, 2015	90,000	55.7487	90,000	993,800
Totals	328,848	53.6854	276,700

(1)

Total number of shares purchased includes shares purchased as part of a publicly announced plan and shares purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.

(2)	Shares purchased at market price. Average price paid per share refers to the shares purchased as part of a publicly announced program.
(3)

On December 3, 2013, the Board of Directors authorized a repurchase program of one million shares. As of January 23, 2015,  all one million shares have been repurchased under this program. On November 18, 2014, the Board authorized the repurchase of an additional one million shares. All of the 993,800 authorized and outstanding shares are expected to be repurchased by the end of December 2015.

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
101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended January 23, 2015 and January 24, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended January 23, 2015 and January 24, 2014, (iii) the Condensed Consolidated Balance Sheets as of January 23, 2015 and April 25, 2014, (iv) the Condensed Consolidated Statement of Stockholders’ Equity as for the thirty-nine weeks ended January 23, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended January 23, 2015 and January 24, 2014,  and (vi) the notes to the Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 27, 2015

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
101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended January 23, 2015 and January 24, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended January 23, 2015 and January 24, 2014, (iii) the Condensed Consolidated Balance Sheets as of January 23, 2015 and April 25, 2014, (iv) the Condensed Consolidated Statement of Stockholders’ Equity as for the thirty-nine weeks ended January 23, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended January 23, 2015 and January 24, 2014, (vi) the notes to the Condensed Consolidated Financial Statements.