Form 10-K
period 2015-04-24
CYBERONICS INC
filed 2015-06-15
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 24, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sales price reported for such date on the NASDAQ Global Market was approximately $930.3 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

At June 9, 2015, 26,012,364 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Cyberonics, Inc. for the 2015 Annual Meeting of Stockholders, which will be filed within 120 days of April 24, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Statements contained in this Form 10-K are based on information available to us, as well as assumptions that we believe to be reasonable.  No forward-looking statements can be guaranteed to be accurate and actual outcomes may vary materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results, unless required by law.

PART I

Item 1.  Business

General

We are a medical device company, incorporated in 1987, engaged in the design, development, sale and marketing of medical devices for epilepsy, depression and heart failure. Our seminal product, the VNS Therapy® System, is an implantable device that provides neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). Our latest product, the VITARIA™ System, approved in Europe but not the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of chronic heart failure (“CHF”). We are also developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System and our VITARIA System include the following:

▪	an implantable pulse generator to stimulate the vagus nerve;
▪	a lead that conducts current pulses from the pulse generator to the vagus nerve;
▪	a surgical instrument to assist with the implant procedure;
▪	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
▪	instruction manuals; and
▪	in the VNS Therapy System, magnets to suspend or induce stimulation manually.

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

The U.S. Food and Drug Administration (“FDA”) approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, including Russia, South America and Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations.

We sell the VNS Therapy System for drug-resistant epilepsy to hospitals and ambulatory surgery centers. In addition to maintaining and expanding our regulatory approvals, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for the VNS Therapy System for the treatment of drug-resistant epilepsy.

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

Proposed Merger with Sorin S.p.A.

On February 26, 2015, we entered into a binding letter of intent (the “LOI”) with Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”), Sand Holdco PLC (f/k/a Sand Holdco Limited), a public limited company incorporated under the laws of England and Wales and a wholly owned subsidiary of Sorin (“Holdco”), and Cypher Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”),  providing that, subject only to completion of the employee consultation procedures required under French law, the parties would enter into a definitive merger agreement, which was attached as an exhibit to the LOI,  providing for a business combination transaction between Cyberonics and Sorin. On  March 23, 2015, following completion of the employee consultation procedures required under French law, Cyberonics, Sorin, Holdco and Merger Sub entered into the definitive merger agreement contemplated by the LOI (the “Transaction Agreement”).

Under the terms of the Transaction Agreement, Cyberonics and Sorin will combine under a newly formed company Holdco, which will be domiciled in the United Kingdom (the “UK”), in an all-stock transaction with a combined equity value of approximately $2.7 billion based on the closing price of shares of Cyberonics and Sorin on February 25, 2015, the last trading day prior to announcement of entry into the LOI.  Pursuant to the Transaction Agreement and subject to the satisfaction or waiver of all conditions under the Transaction Agreement, the business combination transaction will take place in two steps: First, Sorin will be merged with and into Holdco (the “Sorin Merger”), with Holdco surviving as the continuing company.  Immediately following the effective time of the Sorin Merger, Merger Sub will be merged with and into Cyberonics (the “Cyberonics Merger” and, together with the Sorin Merger, the “Mergers”), with Cyberonics surviving as a wholly owned subsidiary of Holdco.

Subject to the terms and conditions of the Transaction Agreement, at the effective time of the Sorin Merger, each issued and outstanding ordinary share of Sorin will be converted into the right to receive 0.0472 ordinary shares of Holdco (“Holdco Shares”) and at the effective time of the Cyberonics Merger, each share of our common stock will be converted into the right to receive one Holdco Share.  In connection with the Mergers, our common stock will be delisted from the NASDAQ stock market and Sorin ordinary shares will be delisted from the Italian Stock Exchange (i.e. Mercato Telematicao Azionario, organized and managed by Borsa Italiana S.p.A.). Holdco will apply to list the Holdco Shares to be issued in the Mergers on the NASDAQ stock market and the London Stock Exchange (the “LSE”).  Following consummation of the Mergers, assuming no withdrawal rights under Italian law are exercised by Sorin shareholders with respect to the Sorin Merger, former Sorin shareholders are expected to own approximately 46 percent of Holdco and former stockholders of Cyberonics are expected to own approximately 54 percent of Holdco, on a fully diluted basis.

Closing of the Mergers under the Transaction Agreement is subject to certain closing conditions, including (i) the required approval of each of our stockholders and Sorin’s shareholders, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”), (iii) the absence of any law, injunction, order or other judgment prohibiting the mergers, (iv) effectiveness of the registration statement for the Holdco Shares, (v) NASDAQ listing approval for the Holdco Shares and the absence of any written indication from the UK Financial Conduct Authority  or the LSE that they will not be willing to admit the Holdco Shares to listing, (vi) the expiration of a sixty-day Sorin creditor opposition period, (vii) subject to certain materiality exceptions, the accuracy of each party’s representations and warranties in the Transaction Agreement and performance by the parties of their respective obligations under the Transaction Agreement; (viii) delivery of a pre-merger compliance certificate to the High Court of England and Wales and (ix) approval by the UK Financial Conduct Authority of the prospectus to be published by Holdco in connection with the issuance and listing on the LSE of the Holdco Shares to be issued in connection with the Mergers, or the absence of an indication in writing by the UK Listing Authority that such approval will not be obtained. Sorin and Cyberonics filed certain information and materials with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice (“DOJ”) under the HSR Act and the applicable waiting period under the HSR Act expired on April 13, 2015, without any action having been taken by the FTC or DOJ. On May 26, 2015, at the extraordinary general meeting of Sorin’s shareholders, the Sorin shareholders approved the proposed merger.

Sorin and Cyberonics both have long storied histories of medical technology innovation and of dramatically improving the lives of patients suffering from life threatening diseases. While Cyberonics and Sorin have operated successfully as independent companies, largely in different geographies, in many ways we have also been working in parallel. Cyberonics and Sorin both provide physicians the tools they need to help their patients, and we each have products that we believe improve the lives of patients who have been failed by drugs and other remedies. Cyberonics and Sorin also share the same core values of leading with innovation and evolving our businesses for the future, which has helped both companies capitalize on opportunities and successfully navigate many economic cycles.

VNS Therapy for Epilepsy

Epilepsy is characterized by recurrent seizures that are broadly categorized as either partial or generalized at onset. According to the U.S. Centers for Disease Control and the Epilepsy Foundation of America, approximately three million individuals in the U.S. have some form of epilepsy, with approximately 150,000 new cases diagnosed each year. We estimate, based on a World Health Organization study on epilepsy, there are similar numbers of individuals with epilepsy in Western Europe. In Japan, there are approximately one million individuals with epilepsy and 50,000 new cases diagnosed annually. In addition, it is estimated that approximately 50% of patients with epilepsy experience partial onset seizures. A number of clinical studies have shown that more than 30% of people with epilepsy continue to experience seizures in spite of treatment with seizure medications. People with epilepsy who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate medication therapies for a reasonable period of time are considered to have drug-resistant, or drug-refractory, epilepsy. For reasons that are not clear, partial onset seizures are generally more resistant to currently available therapies than generalized seizures. Globally, there are several broad types of treatment available to persons with epilepsy: multiple seizure medications, various forms of the ketogenic diet, vagus nerve stimulation, resective brain surgery, trigeminal nerve stimulation, responsive intracranial neurostimulation and deep brain stimulation. Seizure medications typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. After two seizure medications fail to deliver seizure control, the epilepsy is defined as drug-resistant. At this point, adjunctive non-drug options should be considered, including VNS therapy, brain surgery and a  ketogenic diet.

In the U.S. the VNS Therapy System is indicated for use as an adjunctive therapy in reducing the frequency of seizures in adults and adolescents over 12 years of age with partial onset seizures that are refractory to antiepileptic medications. In most markets outside the U.S., the VNS Therapy System is indicated for use as an adjunctive therapy in reducing the frequency of seizures in patients whose epileptic disorder is dominated by partial onset seizures, with or without secondary generalization, or generalized seizures that are refractory to antiepileptic medications. Our analysis of an internal database of patients who received an implant of the VNS Therapy System since 1997, including the first model of our generator,  Model 100, indicates that more than 70% have chosen to continue with the VNS Therapy System when the generator battery is depleted. To date, an estimated 92,000 patients have been treated with the VNS Therapy System for epilepsy.

VNS Therapy for Depression

Major depressive disorder is one of the most prevalent and serious illnesses in the U.S. It affects nearly 19 million Americans 18 years of age or older every year. Published data indicate that approximately one-third of patients with major depressive disorders will not experience remission of their depressive symptoms after four well-delivered, optimized treatment steps using standard antidepressant therapies. Standard treatment methods for depression include antidepressant drugs, psychotherapy and, in some cases, electroconvulsive therapy (“ECT”). First-line therapy often consists of an antidepressant drug. For patients experiencing persistent depression symptoms in spite of appropriate drug treatment, physicians will often switch to a different drug or use two or more drugs in combination. Physicians usually reserve ECT for patients experiencing depression that has not had an adequate response to multiple trials of antidepressant drugs or when they determine that a rapid response to treatment is desirable.

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

In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. As the result of lack of access following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets, however, in the future we intend to re-engage in limited commercial efforts in certain international markets. As a result of new clinical evidence, including the completion of a post-approval dosing study and other studies that have resulted in more than five recent publications in peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013. In October 2013, two Medicare beneficiaries appealed the lack of coverage by Medicare through the Departmental Appeals Board (“DAB”) of the Department of Health and Human Services. In January 2015, DAB concluded that the record relating to the non-coverage conclusion by CMS is complete and adequately supports the non-coverage determination.

VNS Therapy for Chronic Heart Failure

In 2011, we initiated a program to assess the use of our VNS technology for treating patients with chronic heart failure (“CHF”). Our system for treating patients with CHF, the VITARIA System, provides a specific method of VNS called autonomic regulation therapy (“ART”). The VITARIA System includes the same elements as the VNS Therapy System – pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack – without the patient kit with magnets. We conducted a pilot study, ANTHEM-HF, outside the U.S., which concluded during the quarter ended October 24, 2014. The study results support the safety and efficacy of ART delivered by the VITARIA System. The VITARIA System includes an implantable pulse generator, vagus nerve lead, programming system and patient kit that have been specifically designed to deliver ART in a manner that promotes improvements in heart function and reduces symptom expression. We submitted the results to our European Notified Body, DEKRA, and on February 20, 2015, we received Conformité Européenne (“CE”) Mark approval of our VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%), and who remain symptomatic despite stable, optimal heart failure drug therapy.  We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in early June 2015. The VITARIA System is not available in the U.S. During the quarter ended October 24, 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study ART in patients experiencing symptomatic heart failure with preserved ejection fraction. This pilot study is currently underway outside the U.S.

VNS Therapy for Other Indications

In the past we have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications, such as traumatic brain injury and fibromyalgia. At this time, we do not have any immediate, specific plans to conduct studies or further develop the VNS Therapy System for additional therapeutic indications; however, we continue to explore ways to expand the use of the VNS Therapy System.

The VNS Therapy System

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

The VNS Therapy System delivers stimulation to the left vagus nerve by means of electrical pulses on a regular, intermittent basis. For all models, the initial stimulation parameters recommended in the labeling are a 30-second period of stimulation, referred to as ON time, followed by a five-minute period without stimulation, referred to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and the stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a programming computer using our programming wand and software. In addition, patients with epilepsy can use a small, handheld magnet provided with the VNS Therapy System to activate or inhibit stimulation manually. On-demand therapy can be activated by those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide control of stimulation-related side effects by allowing the patient to discontinue stimulation temporarily, if desired.

The AspireSR® generator is capable of delivering programmable stimulation comparable to other VNS Therapy generators. The AspireSR generator also enables additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed certain variable thresholds. Heart-rate changes accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit individual patient needs.

Pulse Generator.  The pulse generator is an implantable, programmable signal generator designed to be coupled with the lead to deliver mild electrical pulses to the vagus nerve. The pulse generator is a battery-powered device. Shortly before or upon depletion of the battery, the pulse generator may be removed and a new generator implanted in a short, outpatient procedure. The Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®) and Model 105 (AspireHC®) generators are the VNS Therapy pulse generators we currently offer in the U.S. and most markets worldwide. In addition to these models, we also offer the Model 106 (AspireSR) generator in Europe and other international markets. On June 2, 2015, we announced FDA approval of the AspireSR generator, the first and only VNS Therapy System that provides responsive stimulation to heart-rate increases that are often associated with seizures in people with epilepsy. Our generators are comprised of a printed circuit board and a battery hermetically sealed in a titanium case. Standard components are assembled on the printed circuit board using surface-mount technology. The assembled circuit board is then tested and mounted with the battery in the titanium case, which is closed and sealed by a laser weld. A header to which the lead connects is added, and each unit is subject to final release testing prior to being sterilized and packaged.

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

Programming Computer. Our newest programming computer is a tablet device that functions in conjunction with the programming wand and software described above.  We have recently transitioned to the tablet device from a smaller programming computer device referred to as a personal digital assistant or “PDA.”

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

Manufacturing and Sources of Components and Raw Materials

Until recently, we manufactured all of our products at our manufacturing facility located in our corporate headquarters in Houston, Texas, with the exception of the programming computer, which is a purchased component. We constructed a second manufacturing facility in Costa Rica, which began manufacturing and shipping product during the quarter ended April 24, 2015.

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

Our U.S. manufacturing operations in Houston, Texas, our Costa Rica plant, and our warehouse and distribution center in Austin, Texas are required to comply with the FDA’s Quality System Regulation (“QSR”). The QSR implements section 520 of the federal Food, Drug and Cosmetic Act (“FDCA”), which requires manufacturers to have a quality system for the design, production, warehousing and distribution of medical devices. The QSR helps assure that medical devices are safe and effective for their intended use.

In addition, certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S. Specifically, we have authorized DEKRA to act as our notified body to ensure that our products and quality system complies with the requirements of International Standards Organization – ISO 13485:2003, Medical devices — Quality management systems — Requirements for regulatory purposes, the European Council Directive 90/385/EEC (“ISO 13485”), which relates to active implantable medical devices, and with the requirements of the Canadian medical devices regulations. U.S. manufacturing operations in Houston, Texas, our Costa Rica plant, and our warehouse and distribution center in Austin, Texas comply with international standards.

Product Releases and Future Developments

Our epilepsy product development efforts are directed toward improving the VNS Therapy System, improving its efficacy, and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software and to introduce new products. We support a variety of studies for our product development efforts and to build clinical evidence for the VNS Therapy System. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. Our R&D efforts will require significant funding to complete and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all new or improved products. Our company sponsored research,  development and regulatory approval activities of $43.3 million, $46.6 million and $41.6 million in the fiscal years 2015, 2014 and 2013, respectively.

In September 2012, we submitted an Investigational Device Exemption (“IDE”) request to the FDA for the purpose of conducting a U.S. pilot study of the AspireSR generator (designated “E-37”).  The IDE was approved in December 2012 and in December 2014, we announced positive results from the AspireSR clinical studies, E-36 and E-37, which assessed the acute impact of the AspireSR generator on seizure duration and termination, as well as the long-term evaluation of safety, clinical benefit of the automatic stimulation feature and quality of life. During the quarter ended October 24, 2014, we submitted the AspireSR generator for premarket approval (“PMA”) in the U.S. On June 2, 2015, we announced FDA approval of the AspireSR generator, the first and only VNS Therapy System that provides responsive stimulation to heart-rate increases that are often associated with seizures in people with epilepsy.  In February 2014, we received CE Mark approval for the AspireSR generator, and the generator has been commercially available in many European and Middle Eastern countries since late fiscal year 2014.

In February 2015, we received CE Mark approval of our VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%), and who remain symptomatic despite stable, optimal heart failure drug therapy. We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in early June 2015.

We continue to develop the ProGuardian™ System, which includes an external body-worn sensor and bedside hub that uses advanced cardiac and movement-based seizure detection technology for in-home seizure monitoring, logging and notification. The first ProGuardian System product will be the ProGuardianREST™ System for monitoring night-time seizures. In November 2014, we received CE Mark approval for marketing the ProGuardian System in Europe, and we plan a limited market release in England during the first quarter of fiscal year 2016. We are also working toward new stimulation paradigms, rechargeable battery technology and the integration of magnetic resonance imaging compatibility with our leads.

Following an internal review of our R&D activities, we are engaging in a re-design of certain aspects of our wireless Centro™ generator that resulted in the write-off of certain obsolete inventory items, production equipment and software that amounted to a loss of $1.6 million,  which was charged to R&D expense in the consolidated statement of income. We also decided to abandon our pursuit of neurological signal feedback and processing technology, and as a result, we fully impaired certain intellectual property and software for a loss of $0.5 million, also charged to R&D expense.

We have invested approximately $17.1 million in two innovative medical device start-up companies. We account for these investments under the cost-method, as we do not exercise significant influence over the investees. We invested in Cerbomed GmbH (“Cerbomed”), a privately-held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received CE Mark approval for its device for the treatment of epilepsy and depression in March 2010, and has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. During the quarter ended January 23, 2015, we invested an additional €1.0 million, or $1.2 million, in convertible preferred stock.  During fiscal year 2016, consistent with our existing agreement, we expect Cerbomed to seek an IDE from the FDA for their device for the treatment of certain types of epilepsy. We hold an exclusive option for the worldwide sales and distribution of this system for the treatment of epilepsy. In addition, we invested in ImThera Medical, Inc., a privately-held, development-stage, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. In November 2014, ImThera announced that the FDA granted an IDE for their targeted hypoglossal neurostimulation pivotal clinical study and patient enrollment has commenced.

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

The VNS Therapy System is currently marketed and sold for epilepsy in every major European market. The majority of sales in Europe are driven by a direct sales force. In some European countries and areas, we establish distribution agreements with independent distributors to better suit the needs of our customers, for example, such as Italy, the Balkans and in eastern Europe. We also have distribution agreements with independent distributors covering a number of other territories outside of Europe, including Canada, Mexico, Australia, parts of Central and South America, the Middle East, China, Japan, and other parts of Asia. The distribution agreements generally grant the distributor exclusive rights for the particular territory. The time periods covered by our contracts with distributors are predominantly annual, although there are some contracts for longer periods. The terms and conditions of our distribution contracts include expectations around regulatory compliance, and provide for title and risk of loss to pass to the distributor when a product is shipped. In addition, distribution contracts may provide for payment terms up to 30 days longer than the standard payments terms for our direct customers.

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

The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes several years to complete. The PMA application claims must be supported by scientific evidence, typically in the form of pre-clinical and clinical data relating to the safety and effectiveness of the device, and must include other information about the device and its components, design, manufacturing and labeling.  The choice of the submission process is determined based on a risk-based classification system and whether similar devices were on the market prior to the introduction of the Medical Device Regulations in 1976. Medical devices are classified into three classes of device: Class 1-low risk, Class 2 - moderate risk and Class 3 – high risk. High risk examples typically include implantable and life-sustaining or life-supporting devices. The 510(k) submission route is used for Class 1 and 2 medical devices. Class 3 medical devices generally fall under the PMA regulations with a few exceptions. FDA classified the VNS Therapy System as a Class 3 medical device, which required that we follow the PMA procedure.

When clinical studies of a Class 3 medical device are required in order to obtain FDA approval, the sponsor of the trial is required to file an IDE application before commencing clinical studies. The IDE application must be supported by data, which typically include the results of extensive bench testing, animal testing, and formal lab testing, all of which must be conducted in accordance with good laboratory practices, appropriate design controls and scientific justification. The FDA reviews and must approve an IDE before a study may begin in the U.S. In addition, the study must be approved by an Institutional Review Board charged with protecting study subjects for each clinical site. When all approvals are obtained, the study may begin. The FDA will approve a PMA application only if the application can provide reasonable assurance that the device is safe and effective for its intended use. As part of the PMA application review, the FDA inspects the manufacturer’s facilities for compliance with its QSR. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical studies, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for FDA approval prior to implementation of the changes.

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

Other U.S. Regulation

We are subject to the Transparency Reports and Reporting of Physician Ownership or Investment Interests (the “Sunshine Act”) finalized by CMS on February 8, 2013 as part of the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, (the “Affordable Care Act”). This healthcare reform legislation is intended to increase the transparency of healthcare companies’ interactions with healthcare providers. Pursuant to the Sunshine Act, we are required by law to disclose all payments and other transfers of value to U.S. physicians and teaching hospitals effective August 1, 2013.

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

Non-U.S. Regulation

Internationally, the VNS Therapy System is considered to be a medical device under applicable regulations and directives. We anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices, regulating their design, manufacture, clinical studies, labeling and adverse event reporting. Devices that comply with these requirements are entitled to bear a CE Mark indicating that the device conforms to the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union. In some cases, we rely on our non-U.S. distributors to obtain regulatory approvals, complete product registrations, comply with clinical study requirements and complete those steps that are customarily taken in the applicable jurisdictions.

There can be no assurance that new laws or regulations regarding the release or sale of medical devices will not delay or prevent the sale of our current or future products. We continually monitor international regulatory developments to mitigate against any such delays.

Certain international markets have regulatory, quality assurance and manufacturing requirements that may be more or less rigorous than those in the U.S.  Specifically, we have authorized DEKRA to act as our notified body to ensure that our products and quality systems comply with the requirements of ISO 13485, which relates to active implantable medical devices and the Canadian medical device regulations.

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

The Affordable Care Act was enacted into law in March 2010. Certain provisions of the Affordable Care Act will not be effective for a number of years, and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The law levied a 2.3% excise tax on the majority of our U.S. medical device sales effective January 1, 2013. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital-acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination - such as bundled physician and hospital payments under the APC system. Additionally, the law includes the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We employ case managers, available through our reimbursement hotline, to help with coverage, coding and reimbursement issues on a case-by-case basis or policy level.

CMS annually updates and issues its reimbursement rates under the comprehensive Ambulatory Payment Classification (“APC”) system. We estimate that CMS pays for approximately 25% to 30% of the VNS Therapy System implants performed in the U.S. under Medicare and approximately 20% or more under Medicaid, although this varies by hospital. On October 31, 2014, CMS released the calendar year 2015 final comprehensive APC rates. The VNS Therapy-related rates decreased, as compared to the calendar year 2014 final rates, by 5.3% for full systems and 0.8% for generator-only replacements. These rate decreases were due to a change in reimbursement methodology,  whereby CMS reassigned neurostimulation-related procedures within a smaller number of comprehensive APC categories. The calendar year 2014 rates increased over the calendar year 2013 rates by 7.7% for full systems and 5.1% for generator-only replacements. The calendar year 2013 reimbursement rates increased over the calendar year 2012 rates by 5.7% for full systems and 7.9% for generator-only replacements. Future changes in the determination of comprehensive APC reimbursement rates by CMS could result in additional rate reductions and could have an adverse impact on our future operating results. We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.

Medicare

Under the current CMS policy, the VNS Therapy System is covered for patients with medically refractory partial onset seizures for whom surgery is not recommended or for whom surgery has failed. In May 2007, CMS concluded that Medicare coverage is not available for the VNS  Therapy System for the treatment for TRD and declined our request for reconsideration of coverage on May 28, 2013.

Medicaid

Medicaid programs generally cover hospital inpatient and outpatient services that are medically necessary and appropriate. With respect to epilepsy, most state Medicaid agencies have developed their own coverage policy for the VNS Therapy System or have adopted the national CMS coverage policy, although payment amounts vary from state to state. With respect to TRD, a small number of Medicaid programs provide coverage for the VNS Therapy System on a case-by-case basis, but most are still evaluating a coverage policy or have issued a non-coverage policy. CMS’s non-coverage determination for the treatment of TRD has made it difficult to obtain Medicaid coverage for the TRD indication.

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

Private Payers

Private payers (commercial, managed care and other third-party payers) generally cover hospital inpatient and outpatient services that are considered to be medically necessary. Currently, we estimate that private payers account for less than half of new patients implanted with the VNS Therapy System. As with other payers, many private payers have developed clinical guidelines for coverage or have adopted the national CMS coverage policy for use of the VNS Therapy System in epilepsy. Private payers in several states have recently adopted less restrictive guidelines as to which patients would be eligible for the VNS Therapy System, particularly patients with all seizure types, including generalized seizures. Most private payers either have no policy or have a non-coverage policy with respect to coverage for TRD.

Payment rates vary among third-party plans based on contracts and payment methods of specific providers. Audits of providers have revealed that the average reimbursement rates for VNS therapy-related procedures are generally acceptable to the providers.

In deciding to cover a new product or therapy, private payers base their initial coverage decision on several factors, including, but not limited to:

,
—	the status of the FDA’s review of the product;
—	CMS’s national coverage determinations, as well as local coverage determinations by Medicare contractors;
—	BlueCross BlueShield Technology Evaluation Center recommendations;
—	other technology assessments, including, but not limited to, those provided by Hayes, Inc., the ECRI Institute and the California Technology Assessment Forum;
—	the product’s safety and efficacy; and
—	the number of clinical studies performed and peer-reviewed articles published with respect to the product; and comparative effectiveness relative to other therapies.

Payment for VNS Therapy Outside the U.S.

Margins on our VNS Therapy System sales outside the U.S. vary on a country-by-country basis and depend on the method of product distribution chosen by us for that country. In certain countries, governments are involved in setting reimbursement rates or setting limitations on the total number of devices purchased, or both, which generally results in a lower reimbursement rate than in the U.S. market. In fiscal year 2015, our international net product sales accounted for 19% of total net product sales, and the three largest individual country markets were the United Kingdom, Germany and France. In these countries, we sell directly to hospitals, and the amount received may vary even within a country. Total sales are also affected by national and local health budgets and limitations on the number of products purchased in a given year.

Increasing prices for the VNS Therapy System, or setting a higher price for the newer models, such as the Demipulse, Demipulse Duo, AspireHC and AspireSR generators, can be a difficult and time-consuming process, in some instances involving submissions to government agencies.

Competition

The healthcare industry is characterized by extensive research efforts and rapid technological progress. As other forms of neurostimulation are investigated and developed for epilepsy, depression, or heart failure, they may emerge as competition for the VNS Therapy System. In addition, the development by others of new treatment methods with novel drugs or medical devices for epilepsy, depression, or heart failure, could render the VNS Therapy System noncompetitive or obsolete. Advancements in surgical techniques could make surgery a more attractive therapy. We believe that existing and future drug therapies are the primary competition for the VNS Therapy System in the near term for epilepsy and depression, and existing device therapies are the primary competition in heart failure. Any neurostimulation techniques could prove to be more effective, more accessible, more predictable, or more rapidly acting than the VNS Therapy System.

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

Epilepsy

We expect to face competition from other medical device companies for the treatment of epilepsy. Medtronic, Inc. received approval from the FDA for its Activa Neurostimulator, a DBS device indicated for the treatment of essential tremor, Parkinson’s disease and severe obsessive compulsive disorder and Medtronic also submitted a PMA application to the FDA for use of the Activa Neurostimulator for the treatment of refractory epilepsy. The device already has approval for marketing in the European countries governed by CE Mark approval, and Medtronic has begun commercial marketing in several European countries. Another company, CerebralRx Ltd. based in Israel, developed an implantable device capable of vagus nerve stimulation for the treatment of epilepsy and has CE Mark approval. CerebralRx has initiated commercialization efforts in several European countries. In November 2013, the FDA approved NeuroPace, Inc.’s responsive neurostimulation device for the treatment of refractory epilepsy. This technology includes a pulse generator that is positioned in the skull with cortical strip and depth electrodes placed in pre-determined areas in the brain where seizures are thought to originate. NeuroPace has commenced commercial activity in the U.S. A company based in Europe, Neurotech, SA, which is now owned by Sorin, has obtained CE Mark approval for a device capable of vagus nerve stimulation for the treatment of epilepsy.  In addition, we believe that a company in China may be developing an implantable device that provides neuromodulation therapy to the vagus nerve; however we are not privy to details regarding any such device, including its commercial launch.

Several non-invasive neurostimulation technologies are emerging, as well. NeuroSigma Inc., based in the U.S., is focused on the development of a trigeminal nerve stimulation device for the treatment of attention deficit hyperactivity disorder, major depressive disorder, and refractory epilepsy. NeuroSigma Inc. received CE Mark approval for this technology for the treatment of refractory epilepsy and has begun commercialization in Europe. Cerbomed GmbH (“Cerbomed”), a privately-held company based in Germany, has developed a transcutaneous vagus nerve stimulation device that is also CE Mark-approved for the treatment of epilepsy. Cerbomed has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. We have invested approximately €4.0 million, or $5.1 million, in Cerbomed to date. During fiscal year 2016, we expect Cerbomed to seek an IDE from the FDA for Cerbomed’s device for the treatment of certain types of epilepsy. We hold an option to obtain exclusive worldwide sales and distribution of this system for the treatment of epilepsy.

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

Depression

A well-established array of antidepressant drugs typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive or treatment-resistant depression. For patients with certain types of severe depression or those at acute risk for suicide, ECT may be used. These treatment modalities represent the current standard of care as to which the VNS Therapy System must compete to be successful commercially as a therapy for TRD.

At least two non-invasive device-based therapies have been approved by the FDA since October 2008 for depression. Repetitive transcranial magnetic stimulation, developed and marketed by Neuronetics Inc., based in the U.S., consists of an externally-placed coil that delivers a pulsed magnetic field and is indicated for depression that has not responded to prior adequate treatments. Other companies, including Brainsway Ltd., based in Israel, have developed various forms of transcranial magnetic stimulation for depression. The Brainsway Ltd. device has also been cleared by the FDA.

 Heart Failure

Our system for treating patients with CHF, the VITARIA System, has been specifically designed to deliver autonomic regulation therapy in a manner that promotes improvements in heart function. The VITARIA System operates by way of a programmable, personalized open-loop stimulation system, which includes an implantable pulse generator and a lead attached to either the right or left vagus nerve.  Existing device therapies – cardiac resynchronization therapy with pacing or defibrillation function – represent the primary competition for the VITARIA System at present. These devices are available today from Medtronic, Inc., Boston Scientific Corporation, St. Jude Medical, Inc., Biotronik SE & Co. KG and Sorin. In addition, several companies are developing competitive neurostimulation therapies for heart failure. BioControl Medical Ltd., a privately held medical device company headquartered in Israel and Sorin are developing products that may compete with VITARIA for the treatment of CHF.   BioControl Medical’s system is based on a closed-loop therapy control system, which incorporate two leads, one attached to the vagus nerve and another lead positioned in the right ventricular apex with stimulation delivered in response to heart failure. In addition, CVRx, Inc., a private medical device company located in Minnesota, and Boston Scientific Corporation,  offer solutions for the treatment of CHF that operate on an open-loop therapy control system. The CVRx system works by electrically activating the baroreceptors, the body’s natural sensors that regulate cardiovascular function.  CVRx and Cyberonics have systems approved in Europe for treating patients with CHF, and none have approval in the U.S.

Patents, Licenses and Proprietary Rights

As of April 24, 2015, we owned or licensed approximately 205 U.S. patents and 145 pending U.S. patent applications, in addition to foreign patents and applications corresponding to the foregoing U.S. patents and applications.  These patents and patent applications cover various aspects of the VNS Therapy System and methods of treatment for a variety of disorders, including traumatic brain injury, cardiac disorders, hypertension, motility disorders, coma and chronic pain, through electrical stimulation of the vagus nerve or other neural tissue. We have filed counterparts of certain of our key U.S. patent applications in certain international jurisdictions and currently own or license approximately 91 patents issued by the European Patent Office or other international authorities and 94 patent applications pending in the European Patent Office or before other national or international authorities. Patents generally expire twenty years from filing of the patent application, are effective only after issuance, and only in the country where issued. Patents are costly and can be difficult to obtain.

A license agreement with Jacob Zabara, Ph.D., dated March 15, 1988, provided us with exclusive rights under a number of U.S. patents and their international counterparts covering the method and devices of the VNS Therapy System for vagus nerve and other cranial nerve stimulation for the control of epilepsy and other movement disorders, as well as a number of other conditions and disorders including depression and chronic pain. The patent covering vagus nerve stimulation for the treatment of neuropsychiatric disorders (including depression) expired May 3, 2011. The last of his U.S. patents covering vagus nerve stimulation for movement disorders expired July 16, 2011. Pursuant to the license agreement, we were obligated to pay Dr. Zabara a royalty equal to 3.0% of sales of generators and leads. We discontinued paying this royalty on July 16, 2011, the expiration date of the last of the patents covering our existing products.

In October 2009, we entered into a license arrangement with Flint Hills Scientific, L.L.C. (“Flint Hills”), which was amended in January 2011 and January 2015, that includes a royalty fee with a minimum annual fee of $350,000 that increases to $700,000 in fiscal year 2017, related primarily to cardiac-based seizure detection patents and patent applications.   The license enables the AspireSR generator to, among other things; provide additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed variable thresholds.  Starting in fiscal year 2016, we expect that royalty fees due to Flint Hills will be in excess of the minimums due, based upon expected domestic and international AspireSR product sales.

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

Employees

As of April 24, 2015, we had 660 employees globally.  We believe that our success and ability to successfully expand the commercialization of our VNS Therapy System will be driven by strong leadership and the high caliber of our employees. We have strengthened our focus on talent assessment and leadership development and are committed to developing our employees and providing them with opportunities to contribute to our growth and success. We are engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet our objectives. We believe our relationship with our employees is generally good; however, we cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or the inability to hire or retain qualified personnel, could significantly harm our business.

Financial Information about Segments and Geographical Areas

We operate our business as a single segment with similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. We are a neurostimulation business focused on creating new markets, improving our products, developing other medical devices for patients suffering from epilepsy.  Our latest product, the VITARIA™ System, approved in Europe but not the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of chronic heart failure (“CHF”). We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in early June 2015.

Our financial information, including our net sales and long-lived assets by geographical area, is included in the consolidated financial statements and the related notes beginning on page F-1, especially “Note 19. Geographic Information.”

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

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “CYBX.” The price of stock on that trading market fluctuates, and we expect that the market price of our common stock will continue to fluctuate. For example, during the fiscal year ended April 24, 2015, our stock traded from a high of $76.48 to a low of $48.19 per share. Our stock price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

—

changes in the general condition of the economy and other factors unrelated to our operating performance, including the valuation of the U.S. dollar versus other currencies, people’s expectations (favorable or unfavorable) as to our likely growth, or other factors;

—	regulatory activities and announcements, including activities related to the FDA’s quality system regulation;
—	uncertainties associated with governmental and regulatory inquiries and investigations;
—	the introduction of new products or product enhancements by us or our competitors;
—

national and regional coverage determinations by third-party payers, including private insurance companies, Medicare, state Medicaid programs and other international bodies responsible for coverage determinations;

—	results of studies regarding the safety and efficacy of vagus nerve stimulation treatment for various indications, including epilepsy, depression, heart failure and other disorders;
—	results of studies regarding the safety and efficacy of drugs or devices that are competitive or potentially competitive to the VNS Therapy System;
—	clinical trial results and/or regulatory approvals regarding devices that are potential competitors to our products;
—	annual and quarterly variations in our sales and operating results;
—	announcements of significant contracts, mergers, acquisitions or capital commitments;
—	our ability to obtain and maintain favorable coverage and reimbursement for the VNS Therapy System;
—	our ability to find licensees for some of our technology and the terms of any licenses we grant;
—	security analyst expectations and predictions;
—	changes in financial estimates by securities analysts;
—	additions or departures of key management or other personnel;
—	the potential identification of material weaknesses in our internal controls over financial reporting;
—	disputes or other developments with respect to intellectual property rights or other potential legal actions;
—	significant delay in consummating, or a failure to consummate, the merger with Sorin;
—	uncertainties associated with litigation; and
—	false or misleading reports published by investors intended to drive our stock price up or down for the purpose of profiting from transactions in our stock.

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

Our net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

The
—	the ability of our sales force to effectively market and promote the VNS Therapy System, and the extent to which the VNS Therapy System gains market acceptance;
—	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payers;
—	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
—	our ability to obtain and retain qualified personnel;
—	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
—	investigations of our business and business-related activities by regulatory or other governmental authorities;
—	variations in timing and quantity of product orders;
—	temporary manufacturing interruptions or disruptions;
—	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
—	increased competition, patent expirations or new technologies or treatments;
—	product recalls or safety alerts;
—	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
—	the financial health of our customers, and their ability to purchase VNS Therapy Systems, in the current economic environment; and,
—	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly, which may in turn cause our stock price to fluctuate.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation and other administrative and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S.-headquartered company with significant sales in the United States, these health care reform laws materially impact our business, as well as the U.S. economy. Certain provisions of the law will become effective in future years, and the administrative agencies responsible for issuing regulations that implement some aspects of the law have yet to do so. Accordingly, the consequences of the law are not yet fully understood. The law levied a 2.3% excise tax on the majority of our U.S. medical device sales effective January 1, 2013. Our fiscal year 2015 U.S. net product sales represented approximately 81% of our worldwide consolidated net product sales. The new tax adversely affects gross margins, results of operations and cash flows. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital-acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

We have conducted or supported animal and human studies for the treatment of a number of therapeutic indications beyond drug-resistant epilepsy and treatment-resistant depression, including chronic heart failure. Additionally, we have licensed intellectual property from third parties that we believe can stimulate the development of new technologies and products which would further our strategic objectives and strengthen our business. Regulatory approval for any new indications would likely require us to conduct one or more large-scale pivotal clinical studies. We have not conducted such pivotal studies for any indication beyond drug-resistant epilepsy and treatment-resistant depression, and other than the possibility of pivotal studies for chronic heart failure, we do not have any immediate plans to do so. In the event that we do invest in future studies for new indications, we cannot assure you that our study results will be positive. If we elect not to conduct research with regard to new indications, our study results are not positive, we do not receive additional regulatory approvals, or alternative indications do not prove to be commercially viable, our revenue growth, if any, would be limited to revenue from our existing approved indications.

We may not be able to maintain or expand market acceptance for the VNS Therapy System, which could cause our sales to be lower than expectations.

Market acceptance of the VNS Therapy System depends on our ability to convince the medical community and third-party payers of the clinical efficacy and safety of vagus nerve stimulation and the VNS Therapy System. While the VNS Therapy System has been implanted in approximately 96,000 patients, many physicians are still unfamiliar with this form of therapy. Other therapies, including pharmacologic options, may be more attractive to patients or their physicians than the VNS Therapy System in terms of efficacy, cost or reimbursement availability. We cannot assure you that we will ever receive broad reimbursement coverage for depression or that our sales will increase for either epilepsy or depression. Additionally, we cannot assure you that the VNS Therapy System will achieve expanded market acceptance for the treatment of epilepsy, depression, heart failure or for any other indication. Failure of the VNS Therapy System to gain additional market acceptance could severely harm our business, consolidated financial position and results of operations.

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

Cost containment pressures and domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for products purchased by our customers, the prices they are willing to pay for those products and the number of procedures using our devices.

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

If our suppliers and manufacturers are unable to meet our demand for materials, components and contract services, we may be forced to qualify new vendors or change our product design, which could impair our ability to deliver products to our customers on a timely basis.

We rely upon sole-source suppliers for certain of the key components, materials and contract services used in manufacturing our products. We periodically experience discontinuation or unavailability of components, materials and contract services, which may require us to qualify alternative sources or, if no such alternative sources are identified, change our product design. Pursuing and qualifying alternative sources and/or redesigning specific components of our products, if or when necessary, could consume significant resources. In addition, such changes generally require regulatory submissions and approvals. Any extended delays in securing, or an inability to secure, alternative sources for these or other components, materials and contract services could result in product supply and manufacturing interruptions, which could significantly harm our business.

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

Our indication-specific patent protection for the VNS Therapy System for epilepsy and depression indications has expired.  As a result, we could be subject to wider competition from medical devices without legal recourse to challenge our competitors based on patent infringement. For example, in November 2013, the FDA approved NeuroPace, Inc.’s responsive neurostimulation device for the treatment of refractory epilepsy. This device includes electrodes placed in pre-determined areas in the brain where seizures are thought to originate. NeuroPace has commenced commercial activity in the U.S. In addition, a company based in Europe, Neurotech, SA, which is now owned by Sorin, has obtained CE Mark approval for a device capable of vagus nerve stimulation, and CerebralRx Ltd., based in Israel also has CE Mark approval for an implantable device capable of vagus nerve stimulation. CerebralRx Ltd. has engaged in tender offers in Italy, subjecting us to competition in that market.  As a practical matter, we are always subject to competition from new and existing drugs. In the future, we expect to be subject to competition from both medical devices and drugs in the U.S. and other countries, which may reduce our sales and earnings or limit our growth. In addition, we believe that a company in China may be developing an implantable device that provides neuromodulation therapy to the vagus nerve; however we are not privy to details regarding any such device, including its commercial launch.

We believe that existing and future pharmaceutical therapies will continue to be the primary competition for the VNS Therapy System. However, we may also face competition from other medical device companies that have the technology, experience and capital resources to develop alternative devices for the treatment of epilepsy, depression and heart failure. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do and have obtained third-party reimbursement approvals for their therapies. We may not have invested in the past, or may not be investing in the future, sufficient resources in engineering research and development to prepare our products for competition with other technologies. In addition, the healthcare industry is characterized by extensive research efforts and rapid technological progress. Our competitors may develop technologies and obtain regulatory approval for products that are more effective than our current or future products. In addition, advancements in surgical techniques may make surgery a more attractive therapy for epilepsy and depression. The development by others of new treatment methods with novel drugs, medical devices or surgical techniques could render our products non-competitive or obsolete. We may not be able to compete successfully against current and future competitors, including new products and technology, which could severely harm our business and our consolidated financial position and results of operations.

We may engage in litigation to protect our proprietary rights, or to defend against infringement claims by third parties, causing us to suffer significant liabilities or expenses or preventing us from selling our products.

There has been and likely will continue to be substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Expenses associated with such litigation could be very substantial, could divert resources from our planned expenditures, delaying or crippling product development and other projects, and could severely harm our business and our consolidated financial position and results of operations. In addition, adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using our products, any of which could severely harm our business and our consolidated financial position and results of operations.

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

The preclinical and clinical design, testing, manufacturing, labeling, sale, distribution, servicing and promotion of our products are subject to extensive and rigorous laws and regulations, including regulations from the Department of Health and Human Services (related to Medicare, Medicaid, HIPAA and FDA), comparable state agencies and international agencies. In the future, it will be necessary for us to obtain additional government approvals for new products. It is also necessary for us to ensure that our marketing and sales practices comply with all applicable laws and regulations. Commercial distribution in foreign countries is also subject to regulatory approvals from the appropriate authorities in such countries.

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

In addition to the federal government, certain state governments have enacted legislation aimed at increasing transparency of our interactions with healthcare professionals (“HCPs”). As a result, we are required by law to disclose payments and other transfers for value to HCPs licensed by certain states and at the federal level in the future. Any failure to comply with the enhanced legal and regulatory requirements could adversely impact our business.

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

We may not be successful in increasing our international sales or in obtaining reimbursement or any regulatory approvals required in foreign countries. The anticipated international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where our products are sold. The regulation of medical devices in a number of such jurisdictions, particularly outside the European Union, continues to develop, and new laws or regulations may impair our ability to market and sell our products in those jurisdictions.

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

In many of the international markets in which we do business, including certain parts of Europe, Asia and Latin America we sell our products through distributors who may misrepresent our products.

Selling our products through distributors, particularly in public tenders, can expose us to a higher degree of risk. Our distributors are third parties retained by us to sell our products in different markets. However, our agents and distributors are independent contractors. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both.

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

Our manufacturing is currently conducted at two sites, and the occurrence of a catastrophic disaster or other similar event could cause damage to our facilities and equipment, which might require us to cease or curtail operations.

We are vulnerable to damage from various types of disasters, including fires, terrorist acts, floods, power losses, communications failures and similar events. For example, in September 2008, Hurricane Ike hit the Texas Gulf Coast and caused significant property damage and a number of fatalities near the area in which our primary facility is located. If any such disaster were to occur, we may not be able to operate our business at our facility. Our manufacturing facilities require FDA approval, which could result in significant delays before we could manufacture products from a replacement facility. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm our business and consolidated results of operations.  We constructed a manufacturing facility in Costa Rica that began manufacturing and shipping product late in fiscal year 2015, and this facility is subject to many of the same risks as our Houston, Texas facility.

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

Our promotional materials and training methods must comply with FDA regulations and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as "off-label" use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes the promotion of an off-label use, it could subject us to certain sanctions ranging from a request that we modify our training or promotional materials to further regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and/or criminal penalties against us or our officers or employees. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management's attention and result in substantial damage awards against us.

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

Risks Related to the Merger with Sorin

Completion of our proposed merger with Sorin is subject to certain closing conditions, some of which are outside of the parties’ control, and if these conditions are not satisfied or waived, the merger with Sorin will not be completed.

The proposed merger with Sorin is subject to certain closing conditions. If those conditions are not satisfied or waived, the proposed transaction will not be completed. The market price of our common stock may reflect assumptions regarding completion of the proposed transaction and its potential benefits. Accordingly, a delay in completing the proposed transaction or uncertainty about the closing may negatively impact our share price. Closing conditions include the required approval of each of our stockholders and Sorin’s shareholders.

On May 26, 2015, at the extraordinary general meeting of Sorin’s shareholders, the Sorin shareholders approved the proposed merger.

In addition, if the merger with Sorin is not completed on or before February 26, 2016 (subject to certain extension rights), we or Sorin may choose not to proceed with the merger. We and Sorin may also terminate the Transaction Agreement under certain circumstances, including, among others, in order to enter into an agreement with respect to a proposal that is determined by our Board of Directors, in the case of a proposal to us, or the Sorin board of directors, in the case of a proposal to Sorin, to be superior to the Transaction Agreement, subject to the terms and conditions of the Transaction Agreement (including a requirement to negotiate in good faith with the other party for a specified period of time after receipt of such proposal to the extent the other party requests).

Cash costs associated with our proposed merger with Sorin may negatively impact our financial condition, operating results, and cash flow.

We have incurred significant costs related to the proposed transaction that are payable whether or not the merger with Sorin closes. In addition, if the merger with Sorin closes, significant additional fees will be payable to advisors. Further, if the merger with Sorin is not completed for any reason, including as a result of our stockholders failing to adopt the Transaction Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger with Sorin, we would be subject to a number of risks, including the following:

—	we may be required, under certain circumstances, to pay Sorin a termination fee of $50 million or reimburse Sorin for up to $15 million for certain expenses;
—	we are subject to certain restrictions on the conduct of our business prior to completing the merger with Sorin, which may adversely affect our ability to execute certain business strategies;
—	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
—	our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel;
—	distributors, independent sales agents, vendors, or suppliers may seek to modify or terminate their business relationships with us;
—	we may experience negative reactions from customers and employees; and
—

matters relating to the merger with Sorin (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the merger with Sorin or related to any enforcement proceeding commenced against us to perform our obligations under the Transaction Agreement. If the merger with Sorin is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

The Transaction Agreement contains provisions that restrict our ability to pursue alternatives to the merger with Sorin and, in specified circumstances, could require us to pay Sorin a termination fee and expense reimbursement.

Under the Transaction Agreement, we are  restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal from any person or entity. If we receive a competing acquisition proposal and our Board of Directors determines (after consultation with our financial advisor and legal counsel) that such proposal is more favorable to our stockholders than the merger with Sorin and our Board of Directors recommends such proposal to our stockholders, we or Sorin would be entitled, upon complying with certain requirements, to terminate the Transaction Agreement, subject to the terms of the Transaction Agreement. Under such circumstances, we would be required to pay Sorin a termination fee equal to $50 million. Additionally, if the Transaction Agreement is terminated by Sorin because of an uncured breach of the Transaction Agreement by us that gives rise to the failure of certain conditions preventing the merger with Sorin from closing, we would be required to reimburse Sorin for all expenses incurred in connection with the Transaction Agreement up to a cap of $15 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing such an acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to us and our stockholders than the merger with Sorin.

Our business relationships may be subject to disruption due to uncertainty associated with the merger.

Parties with which we do business may experience uncertainty associated with the merger with Sorin, including with respect to current or future business relationships with us or the combined company following the merger. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or the combined company after the merger. These disruptions could have an adverse effect on our business and the business, financial condition, results of operations or prospects of the combined company, including an adverse effect on the combined company’s ability to realize the anticipated benefits of the merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the merger or termination of the Transaction Agreement.

In order to complete the merger with Sorin, we and Sorin must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the merger with Sorin may be jeopardized or the anticipated benefits of the merger with Sorin could be reduced.

Although we and Sorin have agreed in the Transaction Agreement to use our reasonable best efforts to make certain governmental filings and obtain the required governmental authorizations or termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant authorizations will be obtained. In addition, the governmental authorities from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the merger, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after completion of the merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting, including to a material extent, the combined company’s business and results of operations after completion of the merger. In addition, there can be no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger with Sorin.

Risks Related to the Combined Company Following Completion of the Merger with Sorin

The combined company may not realize the cost savings, synergies and other benefits that the parties expect to achieve from the merger.

The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of Sorin and Cyberonics. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by Sorin and Cyberonics. The failure of the combined company to meet the challenges involved in successfully integrating the operations of Sorin and Cyberonics or otherwise to realize the anticipated benefits of the merger could cause an interruption of the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the companies include, among others:

—	managing a significantly larger company;
—	coordinating geographically separate organizations;
—	the potential diversion of management focus and resources from other strategic opportunities and from operational matters;
—	retaining existing customers and attracting new customers;
—	maintaining employee morale and retaining key management and other employees;
—	integrating two unique business cultures, which may prove to be incompatible;
—	the possibility of faulty assumptions underlying expectations regarding the integration process;
—	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
—	coordinating distribution and marketing efforts;
—	integrating information technology, communications and other systems;
—	unanticipated changes in applicable laws and regulations;
—	managing tax costs or inefficiencies associated with integrating the operations of the combined company;
—	unforeseen expenses or delays associated with the merger with Sorin; and
—	effecting actions that may be required in connection with obtaining regulatory approvals.

Many of these factors will be outside of the combined company’s control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially impact the combined company’s business, financial condition and results of operations. In addition, even if the operations of Sorin and Cyberonics are integrated successfully, the combined company may not realize the full benefits of the merger, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure our stockholders that the combination of Sorin and Cyberonics will result in the realization of the full benefits anticipated.

We will incur significant transaction and merger-related costs in connection with the merger with Sorin.

We and Sorin have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including payments that may be made to certain Sorin and Cyberonics executives, filing fees, printing expenses and other related charges. Some of these costs are payable by Sorin and Cyberonics regardless of whether the merger is completed. We currently estimate the aggregate amount of these expenses to equal $27.8 million and Sorin currently estimates the aggregate amount of expenses for legal, financial, accounting and other professional advisors and equity issuance costs to equal €14.7 million. There are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of the two companies’ businesses. While both we and Sorin have assumed that a certain level of expenses would be incurred in connection with the merger and the other transactions contemplated by the Transaction Agreement and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the merger that we may not recoup. These costs and expenses could reduce the realization of efficiencies and strategic benefits we expect the combined  company to achieve from the merger. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Certain of the combined company’s debt instruments will require it to comply with certain affirmative covenants and certain specified financial covenants and ratios.

These restrictions could affect the combined company’s ability to operate its business and may limit its ability to react to market conditions or to take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect the combined company’s ability to finance its operations, make strategic acquisitions, investments or alliances, restructure its organization or finance its capital needs. Additionally, the combined company’s ability to comply with these covenants and restrictions may be affected by events beyond its control such as prevailing economic, financial, regulatory and industry conditions. If it breaches any of these covenants (including financial covenants or ratios) or restrictions, the company could be in default under one or more of its debt instruments, which, if not cured or waived, could result in acceleration of the indebtedness under such agreements and cross defaults under its other debt instruments. Any such actions could result in the enforcement of its lenders’ security interests and/or force the company into bankruptcy or liquidation, which could have a material adverse effect on the combined company’s business, financial condition and results of operations.

If counterparties to certain agreements with Cyberonics or Sorin do not consent to the merger, change of control rights under those agreements may be triggered as a result of the merger, which could cause the combined company to lose the benefit of such agreements and incur liabilities or replacement costs.

Cyberonics and Sorin could be parties to agreements or possess permits that contain change of control provisions that will be triggered as a result of the merger. If the counterparties to these agreements or the authorities responsible for such permits do not consent to the merger, the counterparties or authorities may have the ability to exercise certain rights (including termination rights), resulting in the combined company incurring liabilities as a consequence of breaching such agreements or operating without such permits, or causing the combined company to lose the benefit of such agreements or permits or incur costs in seeking replacement agreements or permits.

We may have difficulty attracting, motivating and retaining executives and other key employees due to uncertainty associated with the merger.

The combined company’s success after the merger has been completed will depend in part upon the ability of the combined company to retain key employees of Sorin and Cyberonics. Competition for qualified personnel can be intense. Current and prospective employees of ours may experience uncertainty about the effect of the merger with Sorin, which may impair our ability to attract, retain and motivate key management, sales, marketing, technical and other personnel prior to and following the merger with Sorin. Employee retention may be particularly challenging during the pendency of the merger with Sorin, as both our employees and employees of Sorin may experience uncertainty about their future roles with the combined company.

In addition, pursuant to change-in-control provisions in our employment and transition agreements, certain of our key employees are entitled to receive severance payments upon a constructive termination of employment. Certain of our key employees potentially could terminate their employment following specified circumstances set forth in the applicable employment or transition agreement, including certain changes in such key employees’ title, status, authority, duties, responsibilities or compensation, and collect severance. Such circumstances could occur in connection with the merger with Sorin as a result of changes in roles and responsibilities. If our key employees depart, the integration of the companies may be more difficult and the combined company’s business following the merger may be harmed. Furthermore, the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Sorin or Cyberonics, and the combined company’s ability to realize the anticipated benefits of the merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or works councils or integrating employees into the combined company. Accordingly, no assurance can be given that the combined company will be able to attract or retain key employees of Sorin and Cyberonics to the same extent that we or Sorin have been able to attract or retain our own employees in the past.

The market price of the combined company’s ordinary shares after the merger with Sorin may be affected by factors different from those currently affecting our common stock or Sorin ordinary shares.

Upon completion of the merger with Sorin, holders of our common stock will become holders of Holdco Shares. Holdco’s business following the merger with Sorin will differ from our business and the business of Sorin prior to the completion of the merger with Sorin in important respects and, accordingly, after the merger with Sorin, the market price of Holdco Shares may be affected by factors different from those currently affecting the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our headquarters building, which is located in Houston, Texas and consists of approximately 144,000 square feet of manufacturing and office space. We constructed, and own, a second manufacturing facility located in Costa Rica, which consists of approximately 50,000 square feet. Late in fiscal year 2015, our Costa Rica facility began to manufacture and ship product.

We lease approximately 20,000 square-foot facility in Austin, Texas, which we utilize for warehousing and distribution. We lease a total of approximately 19,000 square feet of administrative and sales office space in the following locations: Brussels, Belgium and elsewhere in Europe, China, Hong Kong and the U.S. All of our property lease terms expire between June 30, 2015 and February 2022. All leased properties include the appropriate space to accommodate expected growth in our respective domestic and international businesses.

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 10.  Commitments and Contingencies – Litigation” of our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYBX.” The high and low sale prices for our common stock during the fiscal years 2015 and 2014 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 25, 2014
First Quarter	$54.00	$42.50
Second Quarter	59.24	49.65
Third Quarter	71.93	56.30
Fourth Quarter	73.52	59.43
Fiscal Year Ended April 24, 2015
First Quarter	$64.08	$55.27
Second Quarter	62.68	49.23
Third Quarter	59.29	48.19
Fourth Quarter	76.48	54.46

As of June 9, 2015, according to data provided by our transfer agent, there were 416 stockholders of record.

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

The table below presents purchases of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
April 26 - May 30, 2014	72,000	$60.9166	72,000	667,700
May 31 - June 27, 2014	102,003	59.0485	60,000	607,700
June 28 - July 25, 2014	57,000	60.4455	57,000	550,700
July 26 - August 29, 2014	77,000	59.6324	77,000	473,700
August 30 - September 26, 2014	95,052	54.6967	95,000	378,700
September 27 - October 24, 2014	108,200	50.7873	108,200	270,500
October 25 - November 28, 2014	140,521	51.2654	91,800	178,700
November 29 – December 26, 2014	98,327	54.0695	94,900	83,800
December 27 - January 23, 2015	90,000	55.7487	90,000	993,800
January 24 - February 27, 2015	127,975	56.9109	120,000	873,800
February 28 - March 27, 2015	16,091	66.7467	9,221	-
March 28 - April 24, 2015	-	-	-	-
Totals	984,169	$55.9430	875,121

___________________________

(1)

Total number of shares purchased includes shares purchased as part of a publicly announced plan and shares purchased to cover employees’ minimum tax withholding obligations related to vested stock-based compensation grants.

(2)	Shares are purchased at market price.
(3)

On December 3, 2013, the Board of Directors authorized a repurchase program of one million shares of our common stock. As of January 23, 2015, all one million shares were repurchased under this program. On November 18, 2014, the Board authorized the repurchase of an additional one million shares; however, on February 27, 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated, and we stopped repurchasing our shares of stock, although some shares settled after February 27, 2015.

Index

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The selected financial data and the related notes for the 52 weeks ended April 24, 2015, April 25, 2014 and April 26, 2013 are derived from audited consolidated financial statements that are included in this or prior years Form 10-K.

	52 Weeks Ended
Consolidated Statements of Operations Data:	April 24, 2015	April 25, 2014	April 26, 2013	April 27, 2012	April 29, 2011
Net sales	$291,557,998	$282,014,160	$254,320,417	$218,502,731	$190,464,398
Cost of sales	27,310,869	27,354,891	21,907,264	19,656,332	23,020,032
Gross profit	264,247,129	254,659,269	232,413,153	198,846,399	167,444,366
Operating expenses:
Selling, general and administrative	123,618,907	120,641,897	112,515,262	102,568,776	89,654,039
Research and development	43,284,432	46,562,775	41,551,444	35,334,770	28,602,684
Merger related expenses (1)	8,692,072
Litigation settlement	-	7,442,847	-	-	-
Total operating expenses	175,595,411	174,647,519	154,066,706	137,903,546	118,256,723
Income from operations	88,651,718	80,011,750	78,346,447	60,942,853	49,187,643
Interest income (expense), net	162,888	162,218	(35,016)	29,393	(135,677)
Impairment of investment	-	-	(4,058,768)	-	-
Gain on warrants' liability	-	-	1,325,574	-	-
Gain on early extinguishment of debt	-	-	-	-	83,074
Other expense, net	479,471	(295,272)	(303,612)	(550,818)	(470,109)
Income before income taxes	89,294,077	79,878,696	75,274,625	60,421,428	48,664,931
Income tax expense (2)	31,446,543	24,988,439	28,917,123	24,343,696	1,939,221
Net income	$57,847,534	$54,890,257	$46,357,502	$36,077,732	$46,725,710
Basic income per share	$2.19	$2.02	$1.68	$1.30	$1.67
Diluted income per share	$2.17	$2.00	$1.66	$1.28	$1.64
Shares used in computing basic
income per share	26,391,064	27,142,597	27,604,006	27,826,586	28,050,638
Shares used in computing diluted
income per share	26,625,721	27,466,474	28,008,960	28,306,732	28,609,619

Consolidated Balance Sheet Data (at year end):
Cash and cash equivalent	$124,187,094	$103,299,116	$120,708,572	$96,654,275	$89,313,850
Short-term investments	27,019,597	25,028,957	15,000,000	-	-
Total assets	315,944,195	294,191,394	264,043,310	211,908,195	211,469,205
Convertible Notes (3)	-	-	-	4,000	7,048,000
Long-term liabilities	7,921,288	5,193,853	5,449,604	5,402,189	6,881,762
Retained earnings (deficit)	77,826,802	19,979,268	(34,910,989)	(81,268,491)	(117,346,223)
Stockholders' equity	$276,573,731	$259,099,844	$229,568,228	$183,469,370	$175,453,350

____________________________

(1)

On March 23, 2015, we entered into an agreement and plan of merger (the “Transaction Agreement”) with Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). Closing of the transaction is expected to occur in the third calendar quarter of 2015.

(2)

During fiscal year 2014, we reduced our valuation allowance on our Cyberonics Europe BVBA net operating loss carryforward deferred tax asset and recorded income tax benefits of $3.5 million. During fiscal year 2011, we reduced our valuation allowance on our U.S. net operating loss carryforward deferred tax asset and recorded income tax benefits of $8.9 million. In addition, during fiscal year 2011, we recorded an income tax benefit of $9.0 million related to claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA.

(3)

During fiscal year 2011 we repurchased our Convertible Notes in privately-negotiated transactions. During fiscal 2012, in connection with the settlement of litigation relating to the Convertible Notes, we were required to retire the Convertible Notes that were tendered at par.

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

Overview

We are a medical device company, incorporated in 1987, engaged in the design, development, sale and marketing of medical devices for epilepsy, depression and heart failure. Our seminal product, the VNS Therapy® System, is an implantable device that provides neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). Our latest product, the VITARIA™ System, approved in Europe but not the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of chronic heart failure (“CHF”). We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in early June 2015. We are also developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System and our VITARIA System include the following:

▪	an implantable pulse generator to stimulate the vagus nerve;
▪	a lead that conducts current pulses from the pulse generator to the vagus nerve;
▪	a surgical instrument to assist with the implant procedure;
▪	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;
▪	instruction manuals; and
▪	in the VNS Therapy System, magnets to suspend or induce stimulation manually.

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

We sell the VNS Therapy System to hospitals and ASCs on payment terms that are generally 30 days from the shipment date. In addition to maintaining and expanding our regulatory approvals, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, we have broad coverage, coding and reimbursement for the VNS Therapy System for the treatment of refractory epilepsy. We estimate that the CMS pays for approximately 25% to 30% of the VNS Therapy System implants under Medicare and approximately 20% to 25% under Medicaid. CMS issues an annual update to the reimbursement amounts available to our customers under Medicare. The Medicaid reimbursement rates, while based on the CMS rates, vary by state. A decrease in reimbursement rates or a change in reimbursement methodology by CMS could have an adverse impact on our business and our future operating results.

Our product development efforts are directed toward improving the VNS Therapy System and the VITARIA System, improving their efficacy, and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System and the VITARIA System pulse generator, lead and programming software and to introduce new products. We support a variety of studies for our product development efforts and to build clinical evidence for the VNS Therapy System and the VITARIA System. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. Our R&D efforts will require significant funding to complete and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all new or improved products. Our company sponsored research, development and regulatory approval activities of $43.2 million, $46.6 million and $41.6 million in the fiscal years 2015, 2014 and 2013, respectively.

The AspireSR generator provides the benefits of VNS therapy, with an additional feature: automatic stimulation in response to detection of changes in heart rate indicative of a seizure. The AspireSR generator is capable of delivering additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed certain variable thresholds. Heart-rate changes accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit the patient’s level of physical activity or for other reasons. In February 2014, we received CE Mark approval for the AspireSR generator, and the generator has been commercially available in many European and Middle Eastern countries since late fiscal year 2014. During the quarter ended October 24, 2014, we submitted the AspireSR generator for premarket approval (“PMA”) in the U.S. On June 2, 2015, we announced FDA approval of the AspireSR generator.  We  owe royalty fees to Flint Hills Scientific, L.L.C. on sales of AspireSR product sales.

In 2011, we commenced a program to ascertain whether VNS therapy could be utilized for treating patients with CHF. Our system for treating patients with CHF, the VITARIA System,  has been specifically designed to deliver autonomic regulation therapy in a manner that promotes improvements in heart function. The VITARIA System operates using an open-loop therapy control system, with one lead attached to either the right or left vagus nerve. In February 2015, we received CE Mark approval of our VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%), and who remain symptomatic despite stable, optimal heart failure drug therapy. We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in early June 2015.

We continue to develop the ProGuardian™ System, which includes an external body-worn sensor and bedside hub that uses advanced cardiac and movement-based seizure detection technology for in-home seizure monitoring, logging and notification. The first ProGuardian System product will be the ProGuardianREST™ System for monitoring night-time seizures. In November 2014, we received CE Mark approval for marketing the ProGuardian System in Europe, and we plan a limited market release in England during the first quarter of fiscal year 2016. We are also working toward new stimulation paradigms, rechargeable battery technology and the integration of magnetic resonance imaging compatibility with our leads.

Following an internal review of our R&D activities, we are engaging in a re-design of certain aspects of our wireless Centro™ generator that resulted in the write-off of certain obsolete inventory items, production equipment and software that amounted to a loss of $1.6 million, which was charged to R&D expense in the consolidated statement of income. We also decided to abandon our pursuit of neurological signal feedback and processing technology, and as a result, we fully impaired certain intellectual property and wrote-off obsolete software for a loss of $0.5 million, also charged to R&D expense.

We have invested approximately $17.1 million in two innovative medical device start-up companies. We account for these investments under the cost-method, as we do not exercise significant influence over the investees. We invested in Cerbomed GmbH (“Cerbomed”), a privately-held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received CE Mark approval for its device for the treatment of epilepsy and depression in March 2010. Cerbomed has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. During the quarter ended January 23, 2015, we invested an additional €1.0 million, or $1.2 million, in convertible preferred stock. During fiscal year 2016, we expect Cerbomed to seek an investigational device exemption (“IDE”) from the FDA for Cerbomed’s device for the treatment of certain types of epilepsy. We hold an exclusive option for the worldwide sales and distribution of this system for the treatment of epilepsy. In addition, we invested in ImThera Medical, Inc., a privately-held, development-stage, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. In November 2014, ImThera announced that the FDA granted an IDE for their targeted hypoglossal neurostimulation pivotal clinical study, and patient enrollment has commenced.

The healthcare industry is characterized by extensive research efforts and rapid technological progress. As other forms of neurostimulation are investigated and developed for epilepsy, depression, or heart failure, they may emerge as competition for the VNS Therapy System. In addition, the development by others of new treatment methods with novel drugs or medical devices for epilepsy, depression, or heart failure, could render the VNS Therapy System noncompetitive or obsolete. Advancements in surgical techniques could make surgery a more attractive therapy. We believe that existing and future drug therapies are the primary competition for the VNS Therapy System in the near term for epilepsy and depression, and existing device therapies are the primary competition in heart failure. Any neurostimulation techniques could prove to be more effective, more accessible, more predictable, or more rapidly acting than the VNS Therapy System.

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

We expect to face competition from other medical device companies for the treatment of epilepsy. Medtronic, Inc. has received approval from the FDA for its Activa Neurostimulator, a DBS device indicated for the treatment of essential tremor, Parkinson’s Disease and severe obsessive compulsive disorder and has submitted a PMA application to the FDA for use of the Activa Neurostimulator for the treatment of refractory epilepsy. The device already has approval for marketing in the European countries governed by CE Mark approval, and Medtronic has begun commercial marketing in several European countries. Another company, CerebralRx Ltd. based in Israel, developed an implantable device capable of vagus nerve stimulation for the treatment of epilepsy and has CE Mark approval. CerebralRx has initiated commercialization efforts in several European countries. In November 2013, the FDA approved NeuroPace, Inc.’s responsive neurostimulation device for the treatment of refractory epilepsy. This technology includes a pulse generator that is positioned in the skull with cortical strip and depth electrodes placed in pre-determined areas in the brain where seizures are thought to originate. NeuroPace has commenced commercial activity in the U.S.  Several non-invasive neurostimulation technologies are emerging as well. NeuroSigma Inc., based in the U.S., is focused on the development of a trigeminal nerve stimulation device for the treatment of attention deficit hyperactivity disorder, major depressive disorder, and refractory epilepsy. NeuroSigma Inc. received CE Mark approval for this technology for the treatment of refractory epilepsy and has begun commercialization in Europe. Cerbomed GmbH (“Cerbomed”), a privately-held company based in Germany, has developed a transcutaneous vagus nerve stimulation device that is also CE Mark-approved for the treatment of epilepsy. We have invested approximately €4.0 million, or $5.1 million, in Cerbomed to date. A company based in Europe, Neurotech, SA, now owned by Sorin, has obtained CE Mark approval for a device capable of vagus nerve stimulation for the treatment of epilepsy. In addition, we believe that a company in China may be developing an implantable device that provides neuromodulation therapy to the vagus nerve; however we are not privy to details regarding any such device, including its commercial launch.

A well-established array of antidepressant drugs typically combined with other antidepressants of complementary action or with atypical antipsychotic drugs and/or mood stabilizers, are frequently used for patients with unresponsive or treatment-resistant depression. For patients with certain types of severe depression or those at acute risk for suicide, ECT may be used. These treatment modalities represent the current standard of care against which the VNS Therapy System must compete to be successful commercially as a therapy for TRD. At least two non-invasive device-based therapies have been approved by the FDA since October 2008 for depression. Repetitive transcranial magnetic stimulation, developed and marketed by U.S. based Neuronetics Inc., consists of an externally-placed coil that delivers a pulsed magnetic field and is indicated for depression that has not responded to prior adequate treatments. Other companies, including Brainsway Ltd., based in Israel, have developed various forms of transcranial magnetic stimulation for depression. The Brainsway Ltd. device has also been cleared by the FDA.

Existing device therapies – cardiac resynchronization therapy with pacing or defibrillation function – represent the primary competition for the VITARIA System at present. These devices are available today from Medtronic, Inc., Boston Scientific Corporation, St. Jude Medical, Inc., Biotronik SE & Co. KG and Sorin. In addition, several companies are developing competitive neurostimulation therapies for heart failure. BioControl Medical, Ltd. a privately held medical device company headquartered in Israel and Sorin are developing products that may compete with VITARIA for the treatment of CHF. BioControl Medical’s system is based on a closed-loop therapy control system with two leads, one attached to the vagus nerve and one implanted endocardial lead, positioned in the right ventricular apex, with stimulation delivered in response to heart function. In addition, CVRx, Inc. a private medical device company located in Minnesota, and Boston Scientific Corporation, offer solutions for the treatment of CHF that operate on an open-loop therapy control system.  The CVRx system works by electrically activating the baroreceptors, the body’s natural sensors that regulate cardiovascular function. CVRx and Cyberonics have systems approved in Europe for treating patients with CHF, and none have approval in the U.S.

Proprietary protection for our products is important to our business. We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We do not have indication-specific patent coverage for vagus nerve stimulation to treat epilepsy or depression.

We periodically evaluate whether to out-license or in-license intellectual property rights to optimize our portfolio. This includes identifying our intellectual property rights for indications we do not have plans to develop and determining whether these rights can be licensed or otherwise granted to third parties. It also involves assessing the intellectual property rights owned by third parties to determine whether we should attempt to license or otherwise acquire those rights. We have entered into several license and investment agreements that may involve substantial future payments; refer to “Note 10. Commitments and Contingencies – License Agreements” in our consolidated financial statements for additional information.

We concluded construction of our new manufacturing facility in Costa Rica. The production line qualification phases have been completed, and we received appropriate regulatory approvals.  Late in fiscal year 2015, the Costa Rica plant started manufacturing and shipping product; however, the plant is not expected to operate at full capacity in fiscal year 2016.

Significant Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Our most significant accounting policies are disclosed in “Note 1. Basis of Presentation and Use of Accounting Estimates” in the consolidated financial statements.

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

Intangible Assets

Intangible assets shown on the consolidated balance sheet are finite-lived assets. Developed Technology Rights consists primarily of purchased patents, related know-how and licensed patent rights. Other Intangible Assets consist of purchased clinical data. We amortize our intangible assets over their useful lives, generally the life of the patents, using the straight-line method. The carrying value of our intangible assets amounted to $10.2 million at April 24, 2015, with an average amortization period of 15 years. The determination of useful lives and impairment is subject to a high degree of estimation and management judgment. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different amortization period or impairment. Impairment indicators include a determination that a patent or technology lacks future utility. In fiscal year 2015, we recorded an impairment loss for intangible assets of $0.5 million.  Refer to  “Note 5. Intangible Assets” for further details of these investments.

Investments in Equity Securities

We invested in the convertible preferred shares of two privately-held start-up entities. The investments are accounted for under the cost-method and have a total carrying value of $17.1 million as of April 24, 2015. The carrying value of these entities is reviewed each reporting period for events or changes in circumstances that indicate an impairment of our investment. Impairment indicators include failed clinical studies, adverse regulatory actions, changes in the investees’ competitive position and difficulty in raising funds. If an impairment indicator is identified, the measurement of any potential impairment is subject to a high degree of management judgment, as these investments do not have quoted market prices. We have not recorded any impairment of these investments. Refer to “Note 6. Investments”  and “Note 17. Fair Value Measurements,” for further details.

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

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for our fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and as a result, we establish reserves for uncertain tax positions, which require a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions; however, the actual outcome of an audit can be significantly different than our expectations, which could have a material impact on our tax provision. The total amount of unrecognized tax benefit, as of April 24, 2015, if recognized, would reduce our income tax expense by approximately $5.8 million.

We are required to periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. Changes in our assessment of the factors related to the recoverability of our deferred tax assets could result in materially different income tax provisions. As of April 24, 2015, we have valuation allowances of $1.6 million that are primarily related to a  capital loss carryforward and pre-operating expenses in Costa Rica. If the valuation allowances related to these two items were to be released, our tax provision would be reduced by $1.5 million.

Results of Operations

Net Sales

The table below illustrates comparative net product sales and unit sales by geographic area and our license revenues.  Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands, except unit sales and percentages):

				Fiscal Year 2014 to	Fiscal Year 2013 to
	52 Weeks Ended			Fiscal Year 2015	Fiscal Year 2014
	April 24, 2015	April 25, 2014	April 26, 2013	% Change	% Change
Net product sales
United States	$235,712	$225,455	$208,859	4.5%	7.9%
International	55,846	55,091	43,967	1.4%	25.3%
Total net product sales (1)	$291,558	$280,546	$252,826	3.9%	11.0%

Unit Sales
United States	9,850	9,714	9,340	1.4%	4.0%
International	4,665	4,268	3,598	9.3%	18.6%
Total unit sales (2)	14,515	13,982	12,938	3.8%	8.0%

Licensing Revenue	$-	$1,468	$1,494	-100.0%	-1.7%

(1)	Net product sales represent revenue from sales of generators, leads and other items related to our device.
(2)	Unit sales are based on the number of generators sold.

U.S. net product sales for the 52 weeks ended April 24, 2015 increased $10.3 million, or 4.5%, as compared to the 52 weeks ended April 25, 2014, due to increased generator unit sales volume of 1.4% and an increased average selling price of 3.1%. The decreased generator unit growth rate of 1.4% as compared to the prior year unit growth rate of 4.0%  was primarily due to a lower adoption rate for new patients. The average selling price increased 3.1% this year as compared to the prior year’s price growth rate of 3.9%. This decrease in the growth rate was primarily due to the unfavorable effect of a decline in lead sales as a percent of generator sales. Our generator replacement growth rate has increased as compared to the prior fiscal year and was slightly less than our expected mid-single digit growth rate.

U.S. net product sales for the 52 weeks ended April 25, 2014 increased $16.6 million, or 7.9%, as compared to the 52 weeks ended April 26, 2013, due to increased unit sales of 4.0% and an increased average selling price of 3.9%. The average selling price increased due to continued higher market penetration of our higher-priced AspireHC generator and price increases effective January 1, 2013 and January 1, 2014. The unit sales increase in the U.S. was 4.0%, which was less than the equivalent prior period growth rate of 10.5%, due in part to certain circumstances occurring in the third quarter, which ended January 24, 2014. These circumstances included a combination of holidays that fell in the middle of the week, inclement weather that disrupted hospital and patient schedules and the disruptive effects of health insurance coverage changes. The approval by the FDA of a competitive implantable neuromodulation device for the treatment of epilepsy in November 2013 may have contributed to the decrease in the growth rate. Our generator replacement growth rates have declined as compared to the prior fiscal year and were slightly less than our expected mid-single digit growth rate.

International net product sales for the 52 weeks ended April 24, 2015 increased by $0.8 million, or 1.4%, as compared to the 52 weeks ended April 25, 2014,  due to a generator unit sales volume increase of 9.3%, offset by a  7.9% decreased average selling price.  Generator unit sales increased in most of our international markets. The unit growth rate of 9.3% decreased as compared to the equivalent prior year period growth rate of 18.6%, however, last year’s growth rate included one customer order that accounted for a significant part of the prior year’s volume growth. If the order is excluded from our prior year’s sales, this year’s unit growth rate would have been 15.4%. The average selling price decreased by 7.9% due to a 5.4% unfavorable foreign currency effect, a 0.7% unfavorable effect due to a decline in lead sales as a percent of generator sales and the effect of an increase in sales through lower margin distributors, partially offset by a favorable impact from increasing sales of the higher priced AspireSR generator. On a constant currency basis, international revenues would have increased by 6.8%, and if we also exclude the one order from prior year results, international revenues would have grown by 16.9%. Overall sales, both domestic and international, on a constant currency basis and if we also exclude the one order from prior year results, would have grown by 6.8%.

International net product sales for the 52 weeks ended April 25, 2014 increased by $11.1 million, or 25.3%, as compared to the 52 weeks ended April 26, 2013, due to increased unit sales of 18.6% and an increased average selling price of 6.7%. Unit sales increased in the majority of our international markets, and the average selling price increased due to the mix of sales by country; however, two related shipments to one customer accounted for a significant part of our international growth. Without this one customer, our international unit growth was 12.3%, and our average selling price increased 2.2%. In addition, we experienced a favorable foreign currency impact on international revenues of $1.0 million due to the strengthening of the euro against the U.S. dollar and British pound. On a constant currency basis, international revenues would have increased by 22.9%, and if we also exclude the one order from the results, international revenues would have grown by 12.1%. Overall sales, both domestic and international, on a constant currency basis and if we also exclude the one order from prior year results, would have grown by 8.7%.

Our license revenue has consisted of the amortization of deferred license revenue. The deferred revenue consisted of a one-time up-front receipt of $9.5 million in December 2007 for the licensing of certain of our patent and patent applications. During fiscal year 2014, all deferred revenue was fully amortized, and we have not received any additional licensing revenue.

Cost of Sales and Expenses

The table below illustrates our cost of sales and major expenses as a percent of net sales:

	52 Weeks Ended			Fiscal year 2014 to	Fiscal year 2013 to
	April 24, 2015	April 25, 2014	April 26, 2013	Fiscal year 2015	Fiscal year 2014
Cost of sales	9.4%	9.7%	8.6%	(0.3%)	1.1%
Selling, general and administrative	42.4%	42.8%	44.2%	(0.4%)	(1.4%)
Research and development	14.8%	16.5%	16.3%	(1.7%)	0.2%
Merger Expenses	3.0%	0.0%	0.0%	3.0%	0.0%
Litigation settlement	0.0%	2.6%	0.0%	(2.6%)	2.6%

Cost of Sales

Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components, and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for fiscal year 2015, at 9.4% was not materially different from last year’s rate of  9.7%.

Our cost of sales, as a percent of net sales for fiscal year 2014, increased by 1.1% to 9.7%, when compared to fiscal year 2013. This increase was primarily the result of the MDET on devices sold domestically, which added an incremental $2.3 million, or 0.8%, to the cost of sales. This excise tax was applied to medical devices sold domestically beginning January 1, 2013.

We expect that our consolidated gross margin will decrease in fiscal year 2016 due to the following factors: we expect to ship an increased volume of our new and more expensive programming tablet that we provide free to physicians and hospitals worldwide, we expect a larger portion of our production to originate at our new Costa Rica manufacturing plant that is not expected to be operating at full capacity, and we expect increased royalty fee expense due to the royalty fees for AspireSR sales.

Selling, General and Administrative (“SG&A”) Expenses, excluding merger expenses

SG&A expenses, which exclude transaction expenses incurred in connection with the proposed merger with Sorin, are comprised of sales, marketing, general and administrative activities. SG&A expenses as a percent of net sales for the 52 weeks ended April 24, 2015, at 42.4%, as compared to the prior year’s rate of at 42.8%, was materially unchanged.

SG&A expenses decreased  by 1.4% to 42.8% as a percent of net sales when comparing fiscal year 2014 to fiscal year 2013,   primarily due to more efficient use of our sales and marketing expenditures and a reduction in stock-based compensation expense.

Research and Development (“R&D”) Expenses

R&D expenses consist of product and process development, product design efforts, clinical trial programs and regulatory activities. R&D expenses for the 52 weeks ended April 24, 2015 decreased, as a percent of net sales, by 1.7% to 14.8%, as compared to the prior year, representing a decrease of $3.3 million in expenditures. R&D spending decreased due to completion of work, adaption to longer developmental schedules or cancellation of work.  Following an internal review of our R&D activities, we are engaging in a re-design of certain aspects of our wireless Centro™ generator that resulted in the write-off of certain obsolete inventory items, production equipment and software that amounted to a loss of $1.6 million, which was charged to R&D expense in the consolidated statement of income. We also decided to abandon our pursuit of neurological signal feedback and processing technology, and as a result, we fully impaired certain intellectual property and wrote-off obsolete software for a loss of $0.5 million, also charged to R&D expense.

R&D expenses for fiscal year 2014 increased, as a percent of net sales, by 0.2% to 16.5%, as compared to fiscal year 2013, representing an increase of $5.0 million in expenditures.  This increase was due to our on-going product development efforts for the treatment of refractory epilepsy and our clinical development efforts with respect to the VITARIA System for the treatment of chronic heart failure.

We continue to focus resources on new stimulation paradigms, rechargeable battery technology and the integration of magnetic resonance imaging compatibility with our leads. We continue to develop our wireless capabilities, the Centro generator and the VITARIA System for the treatment of chronic heart failure. We expect a decrease in R&D expenditures in fiscal year 2016 as a percentage of revenue, as compared to fiscal year 2015.

Merger Expenses

We incurred $8.7 million in merger expenses related to the proposed merger with Sorin.  These expenses consisted of professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the U.S. and Europe. We reported these expenses as a separate operating expense in the consolidated statement of income.

Litigation Settlement - Zabara

We settled a lawsuit relating to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million, recorded as a separate item in our operating expenses in the consolidated statement of income in fiscal year 2014.

Impairment of Investment - Convertible Debt

During the fiscal year 2013,  we determined that the fair value of our investment in a convertible debt instrument of NeuroVista Corporation, a privately-held, development-stage medical device company, was below the carrying value and, as a result, we recorded an other-than-temporary impairment loss of $4.1 million, which was recorded as a non-operating expense in the consolidated statement of income. Further, during the fiscal year 2013, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and as a result we settled the debt instrument in a foreclosure sale and took possession of the company’s tangible and intangible assets. We estimated the fair value of the assets obtained in foreclosure at $1.45 million, which resulted in no gain or loss on the foreclosure settlement of the debt instrument. Refer to  “Note 17. Fair Value Measurements” in the notes to the consolidated financial statements for further information regarding this investment.

Gain on Warrants’ Liability

In September 2005, in conjunction with the issuance of $125 million of senior subordinated convertible notes, all of which were retired by September 2012, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded as common stock warrants in the equity section of our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the fiscal year 2013, and as a result, a portion of the common stock warrants were reclassed to a liability and were settled in fiscal year 2013, for a gain of $1.3 million. Refer to “Note 9. Warrants” in the notes to the consolidated financial statements for further information.

Other Income (Expense), Net

Other income (expense), net was $0.5  million, ($0.3) million and ($0.3) million during the fiscal years 2015, 2014 and 2013, respectively, which were primarily the result of our foreign currency transaction (“FX”) gains and losses. We operate in a number of international markets and are exposed to the impact of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro.

Income Taxes

Our effective tax rate for the fiscal year 2015 was 35.2%, primarily due to our U.S. federal income tax,  state and foreign income taxes, and permanent differences. Permanent differences relate to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code. Permanent differences for fiscal year 2015 included: (i) the domestic production activities deduction of $2.6 million, which resulted in a 2.9% reduction to the effective tax rate, (ii) $3.2 million of Federal and State R&D tax credits, which included the recognition this fiscal year of prior year unrecognized R&D tax credits, for a 3.6% reduction to the effective tax rate, and (iii) other permanent differences, such as non-deductible officer’s compensation, subpart F income incurred by our European subsidiary, Cyberonics Europe, BVBA, adjustments related to a change in international structure and non-deductible meals and entertainment, which resulted in an increase in the effective tax rate of 2.5%.

Our effective tax rate for the fiscal year 2014 was 31.3%, primarily due to our U.S. federal income, state and foreign income taxes, the release of the Cyberonics Europe BVBA valuation allowance on its NOL and other permanent differences.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for our fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and as a result, we establish reserves for uncertain tax positions, which require a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. The total amount of unrecognized tax benefit, as of April 24, 2015, if recognized, would reduce our income tax expense by approximately $5.8 million. We are unable to estimate the amount of change in our unrecognized tax benefits over the next 12 months; however, we do not anticipate a significant change.

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

Liquidity and Capital Resources

Cash and cash equivalents

Cash Flows

Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Operating activities	$79,675	$54,196	$79,054
Investing activities	(9,765)	(34,412)	(35,993)
Financing activities	(48,256)	(37,267)	(18,850)
Effect of exchange rate changes on cash and cash equivalents	(766)	74	(157)
Net increase (decrease)	$20,888	$(17,409)	$24,054

Operating Activities

Cash provided by operating activities during fiscal year 2015 increased as compared to fiscal year 2014 by $25.5 million, to $79.7 million, primarily due to a $3.0 million increase in net income, an increase in non-cash operating expenses, of $17.9 million, and a decrease in cash outflow from operating assets and liabilities of $4.6 million. The increase in non-cash expenses as compared to last year was due primarily to the increase in the utilization of deferred tax assets of $14.6 million. The utilization of deferred tax assets related to (i) the usage of tax credits and net operating losses in Europe, (ii) an adjustment to deferred tax assets related to filing tax accounting method changes, and (iii) an  adjustment related to changes in the ownership structure in Europe. The decrease in cash outflow from operating assets and liabilities was primarily the result of our improved cash flow from  accounts receivable and operating liabilities offset by inventory build-up. Accounts receivables improved cash flows by $8.0 million,  due to the collection this year of $3.8 million from a single international customer plus the effect of slower sales growth in the final quarter of fiscal year 2015 as compared to fiscal year 2014.  Payables and accrued liabilities added $5.5 million to operating cash flow due to increased balances in these accounts as compared to fiscal year 2014. Accruals for accounting and legal fees increased due to the proposed merger with Sorin, the effect of which was partially offset by a reduction to our bonus compensation accruals at year end as compared to the prior year end. This cash flow improvement from operating assets and liabilities was partially offset by increased inventory purchases of $7.4 million, as compared to the equivalent prior-year period, which was primarily due to increased purchases to ensure an adequate supply of our new programming tablets and increased inventory levels at our new Costa Rica manufacturing plant.

Cash provided by operating activities during fiscal year 2014 decreased as compared to fiscal year 2013 by $24.9 million to $54.2 million,  primarily due to a decrease in non-cash operating expenses of $29.9 million, an increase in operating cash assets of $1.0 million and a decrease in operating cash liabilities of $4.5 million,  offset by increased net income of $8.5 million.  Non-cash operating expenses decreased in fiscal year 2014 primarily due to the decrease in the utilization of deferred tax benefit from NOLs of $27.6 million. The cash flow decrease from operating assets was primarily due to prepayment of our fiscal year 2015 federal income tax in fiscal year 2014. The cash flow decrease from operating liabilities was primarily due to lower incentive compensation accruals for fiscal year 2014 as compared to fiscal year 2013.

Investing Activities

Cash used in investing activities decreased by $24.6 million to $9.8 million during fiscal year 2015 as compared to fiscal year 2014. For the comparative periods, our funding of short-term investments fell by $8.0 million due to our having nearly reached our preferred level of investment in short-term securities last fiscal year. During fiscal year 2015 we moved an additional $1.9 million to commercial paper from cash. Our short-term securities mature six months from purchase date. Our property, plant and equipment (“PP&E”) investments fell by $8.5 million for comparable periods primarily due to completion of our new Costa Rica manufacturing facility, a decrease in our headquarters building improvements and a decrease in our software systems infrastructure spending.  Our fiscal year 2015 investments in intangible assets and cost-method equity investments fell by $8.0 million, as our only expenditure in fiscal 2015 was the purchase of an additional tranche of convertible preferred stock in Cerbomed GmbH, a European company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy, for €1.0 million, or approximately $1.2 million.

Cash used in investing activities was $34.4 million in fiscal year 2014 compared to $36.0 million for fiscal year 2013. Our PP&E investments increased $5.5 million, to $15.2 million due to increased investments in our headquarters building, in our software systems infrastructure and in our Costa Rica manufacturing facility. These increases were partially offset by a decrease in expenditures for short-term investments in certificates of deposit of $5.0 million. We purchased $3.8 million in intangible assets during fiscal 2014 and $4.6 million in fiscal year 2013 primarily related to patents focused on sleep apnea treatment, the integration of magnetic resonance imaging compatibility for our leads and the development of our cardiac-based seizure detection capabilities. In fiscal 2014, we invested €1.0 million, or $1.4 million, in preferred stock of Cerbomed GmbH and $4.0 million in ImThera Medical, Inc. ImThera Medical, Inc. is developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea.

Financing Activities

Cash used in financing activities during fiscal year 2015 increased as compared to fiscal year 2014 by $11.0 million to $48.3 million. This increase in overall financing cash outflow was primarily due to decreased cash inflows of (i) $21.9 million primarily related to excess tax benefits from the utilization of equity-based net operating loss carry-forwards,  and (ii) $6.6 million in proceeds from the exercise of options for common stock. Excess tax benefits are derived from activity in our equity compensation plan and are considered a financing cash source.  These effects were partially offset by the decreased cash outflow of $17.3 million for the purchase of treasury stock. Our Board of Directors authorizes purchases of our common stock on the open market, and the volume and timing of such purchases depend on the market conditions and other factors. On November 18, 2014, the Board authorized the repurchase of one million shares; however, on February 27, 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act (the "Plan"), entered into under the authority of the Board of Directors, terminated, and we stopped repurchasing shares of our stock.

Cash used in financing activities during fiscal year 2014 increased by $18.4 million as compared to fiscal year 2013. This increase was primarily due to increased treasury stock purchases of $39.3 million,  partially offset by increased financing cash inflow from equity-based tax benefits of $22.3 million.

Contractual Obligations

A summary of contractual obligations as of April 24, 2015 are as follows:

Contractual obligations related to off-balance sheet arrangements:	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total Contractual Obligations
Operating leases (1)	$1,133,282	$1,355,772	$538,538	$391,438	$3,419,030
Inventory purchases (2)	7,129,865	-	-	-	7,129,865
Investments (3)	-	1,000,000	-	-	1,000,000
Other (4)	1,168,852	1,320,388	1,610,388	1,010,945	5,110,573
Total (5)	$9,431,999	$3,676,160	$2,148,926	$1,402,383	$16,659,468

(1)	Reflects operating lease obligations related to facilities, office equipment and automobiles.
(2)	Reflects inventory purchase commitments. These purchase commitments do not exceed our projected manufacturing requirements and are in the normal course of business.
(3)	Reflects a contractually optional but expected future payment for patent and patent rights related to our project to integrate magnetic resonance imaging compatibility with our leads.
(4)	Reflects expected future payments in connection with: (i) long-term service and consulting agreements, and (ii) minimum royalty fees.
(5)	The table above does not reflect the unrecognized tax benefits of $7.1 million due to our inability to make a reasonably reliable estimate of the timing of any income tax payments.

We believe our current liquidity and capital resources will be adequate to fund anticipated business activities through the end of fiscal year 2016, without taking into consideration the proposed merger with Sorin. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.

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

Foreign Currency Exchange Rate Risk

Due to the global reach of our business, we are also exposed to market risk from the impact of foreign currency exchange rate movements on earnings, particularly with respect to the USD versus the EUR and GBP. We choose not to offset our foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of offsetting particular exposures. Based on our exposure to foreign currency exchange rate risk, and not taking into consideration foreign currency derivative offsets, a sensitivity analysis indicates that if the USD had uniformly weakened 10% against the EUR and the GBP, the effect on net income after tax for the fiscal year ended April 24, 2015 would have been favorable by approximately $853,000 or 1.5%. Conversely, if the USD had uniformly strengthened 10% against the EUR and the GBP, the impact on net income after tax for the fiscal year ended April 24, 2015 would have been unfavorable by approximately $577,000 or 1.0%.

Index

Concentration of Credit Risk

Our trade accounts receivable represent potential concentrations of credit risk. This risk is limited due to the large number of customers and their dispersion across a number of geographic areas and our efforts to control our exposure to credit risk by monitoring our receivables and the use of credit approvals and credit limits. In addition, historically, we have had strong collections and minimal write-offs. While we believe that our reserves for credit losses are adequate, essentially all of our trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and several other countries, and accordingly, we are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent on the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.

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

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 24, 2015.

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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 25, 2014.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 24, 2015. This report, dated June 15, 2015, appears on page 47.

(c)  Changes in Internal Control Over Financial Reporting

During the 52 weeks ended April 24, 2015, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyberonics, Inc.:

We have audited Cyberonics, Inc.’s internal control over financial reporting as of April 24, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cyberonics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyberonics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyberonics, Inc. and subsidiaries as of April 24, 2015 and April 25,  2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the 52 weeks ended April 24, 2015, April 25, 2014 and April 26, 2013, and our report dated June 15, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas

June 15, 2015

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

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

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Letter of Intent dated February 26, 2015 by and among Cyberonics, Inc., Sorin S.p.A., Sand Holdco Limited and Cypher Merger Sub, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 27, 2015	000-19806	2.1
2.2	Transaction Agreement dated March 23, 2015 by and among Cyberonics, Inc., Sorin S.p.A., Sand Holdco Limited and Cypher Merger Sub, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 23, 2015	000-19806	2.1
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B

10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1

10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1

10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.63†	First Amendment to the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Proxy Statement on Schedule 14A filed on August 2, 2012	000-19806	Appendix A
10.65†	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.1
10.66†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.2
10.67†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.3
10.68†	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.4
10.69†	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.5

10.70†	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.6
10.72†	Employment Agreement September 12, 2013 effective between Rohan J. Hoare, PH.D. and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2013	000-19806	10.1
10.73	Support Agreement dated February 26, 2015 by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 Sarl, Ghea S.r.l., Bios S.p.A. and Tower 6Bis Sarl	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 27, 2015	000-19806	10.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.74*#	Flint Hills Amended and Restated License Agreement dated January 1, 2011
10.75*#	Flint Hills First Amendment to Amended and Restated License Agreement, dated January 1, 2015
10.76	Form of VP Employment Agreement effective January 1, 2011	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 5, 2011	000-19806	10.1
10.77	Form of First Amendment to Employee Agreement effective July 25, 2011	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.78†	Form of Employment Agreement (Messrs. Browne, Wise and Hoare) as of January 1, 2015	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 7, 2015	000-19806	10.1
10.79*†	Employment Agreement, effective January 1, 2015, between Darren W. Alch and Cyberonics, Inc.
10.80†	Employment Agreement dated January 22, 2015 between Daniel J. Moore and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 30, 2015	000-19806	10.1
21.2*	List of Subsidiaries of Cyberonics, Inc. as of June 2015

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

Date: June 15, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH M. MORRISON Hugh M. Morrison	Chairman of the Board of Directors	June 15, 2015

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 15, 2015

/s/ GREGORY H. BROWNE Gregory H. Browne	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 15, 2015

/s/ GUY C. JACKSON Guy C. Jackson	Director	June 15, 2015

/s/ JOSEPH E. LAPTEWICZ Joseph E. Laptewicz	Director	June 15, 2015

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	June 15, 2015

/s/ ARTHUR L. ROSENTHAL PH.D. Arthur L. Rosenthal, Ph.D.	Director	June 15, 2015

/s/ JON T. TREMMEL Jon T. Tremmel	Director	June 15, 2015

CONSOLIDATED FINANCIAL STATEMENTS

April 24, 2015, April 25, 2014 and April 26, 2013

TOGETHER WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyberonics, Inc.:

We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiaries as of April 24, 2015 and April 25, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the 52 weeks ended April 24, 2015, April 25, 2014 and April 26, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiaries as of April 24, 2015 and April 25, 2014, and the results of their operations and their cash flows for the 52 weeks ended April 24, 2015, April 25, 2014 and April 26, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyberonics, Inc.’s internal control over financial reporting as of April 24, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

June 15, 2015

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Net sales	$291,557,998	$282,014,160	$254,320,417
Cost of sales	27,310,869	27,354,891	21,907,264
Gross profit	264,247,129	254,659,269	232,413,153
Operating expenses:
Selling, general and administrative	123,618,907	120,641,897	112,515,262
Research and development	43,284,432	46,562,775	41,551,444
Merger related expenses	8,692,072	-	-
Litigation settlement	-	7,442,847	-
Total operating expenses	175,595,411	174,647,519	154,066,706
Income from operations	88,651,718	80,011,750	78,346,447
Interest income, net	162,888	162,218	(35,016)
Impairment of investment	-	-	(4,058,768)
Gain on warrants' liability	-	-	1,325,574
Other income (expense), net	479,471	(295,272)	(303,612)
Income before income taxes	89,294,077	79,878,696	75,274,625
Income tax expense	31,446,543	24,988,439	28,917,123
Net income	$57,847,534	$54,890,257	$46,357,502

Basic income per share	$2.19	$2.02	$1.68
Diluted income per share	$2.17	$2.00	$1.66
Shares used in computing basic
income per share	26,391,064	27,142,597	27,604,006
Shares used in computing diluted
income per share	26,625,721	27,466,474	28,008,960

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Net income	$57,847,534	$54,890,257	$46,357,502
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,855,620)	286,873	(253,824)
Total other comprehensive income (loss)	(3,855,620)	286,873	(253,824)
Total comprehensive income	$53,991,914	$55,177,130	$46,103,678

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 24, 2015	April 25, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$124,187,094	$103,299,116
Short-term Investments	27,019,597	25,028,957
Accounts receivable, net	50,569,375	50,674,041
Inventories	23,963,303	17,630,111
Deferred tax assets current, net	7,198,726	17,208,365
Other current assets	7,782,875	6,590,612
Total Current Assets	240,720,970	220,431,202
Property, plant and equipment, net	40,286,676	39,534,873
Intangible assets, net	10,168,239	11,654,690
Investments in equity securities	17,126,927	15,944,427
Deferred tax assets non-current, net	6,077,854	5,770,644
Other assets	1,563,529	855,558
Total Assets	$315,944,195	$294,191,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,251,213	$7,569,784
Accrued liabilities	24,197,963	22,327,913
Total Current Liabilities	31,449,176	29,897,697
Long-term liabilities	7,921,288	5,193,853
Total Liabilities	39,370,464	35,091,550
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value per share; 50,000,000 shares authorized; 32,054,236 shares issued and 25,996,102 shares outstanding at April 24, 2015 and 31,819,678 shares issued and 26,745,713 shares outstanding at April 25, 2014	320,542	318,197
Additional paid-in capital	445,362,045	426,866,998
Treasury stock, 6,058,134 and 5,073,965 common shares at April 24, 2015 and April 25, 2014, respectively, at cost	(243,534,888)	(188,519,469)
Accumulated other comprehensive income (loss)	(3,400,770)	454,850
Retained earnings	77,826,802	19,979,268
Total Stockholders’ Equity	276,573,731	259,099,844
Total Liabilities and Stockholders’ Equity	$315,944,195	$294,191,394

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

						Accumulated
			Additional	Common		Other		Total
	Common		Paid-In	Stock	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Stock	Income (Loss)	Earnings	Equity
Balance at April 27, 2012	30,638,605	$306,386	$321,960,886	$25,200,000	$(83,151,212)	$421,801	$(81,268,491)	$183,469,370
Stock-based compensation plans	649,839	6,498	24,282,446	-	-	-	-	24,288,944
Tax benefits from stock-based compensation plans			12,361,561					12,361,561
Purchase of Treasury Stock	-	-	-	-	(33,009,673)	-	-	(33,009,673)
Common stock issued upon conversion of convertible notes	96	1	3,984					3,985
Warrants' settlements			21,550,084	(25,200,000)	279	-	-	(3,649,637)
Net income	-	-	-	-	-	-	46,357,502	46,357,502
Foreign currency translation gain (loss)	-	-	-	-	-	(253,824)	-	(253,824)
Balance at April 26, 2013	31,288,540	$312,885	$380,158,961	$-	$(116,160,606)	$167,977	$(34,910,989)	$229,568,228
Stock-based compensation plans	531,138	5,312	19,634,552	-	-	-	-	19,639,864
Tax benefits from stock-based compensation plans	-	-	27,073,485	-	-	-	-	27,073,485
Purchase of Treasury Stock	-	-	-	-	(72,358,863)	-	-	(72,358,863)
Net income	-	-	-	-	-	-	54,890,257	54,890,257
Foreign currency translation gain (loss)	-	-	-	-	-	286,873	-	286,873
Balance at April 25, 2014	31,819,678	$318,197	$426,866,998	$-	$(188,519,469)	$454,850	$19,979,268	$259,099,844
Stock-based compensation plans	234,558	2,345	13,964,293	-	-	-	-	13,966,638
Tax benefits from stock-based compensation plans	-	-	4,530,754	-	-	-	-	4,530,754
Purchase of Treasury Stock	-	-	-	-	(55,015,419)	-	-	(55,015,419)
Net income	-	-	-	-	-	-	57,847,534	57,847,534
Foreign currency translation gain (loss)	-	-	-	-	-	(3,855,620)	-	(3,855,620)
Balance at April 24,2015	32,054,236	$320,542	$445,362,045	$-	$(243,534,888)	$(3,400,770)	$77,826,802	$276,573,731

Index

CYBERONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Cash Flows From Operating Activities:
Net income	$57,847,534	$54,890,257	$46,357,502
Non-cash items included in net income:
Depreciation	5,768,119	4,288,184	3,770,756
Amortization of intangible assets	1,486,450	1,314,309	867,613
Stock-based compensation	11,939,894	11,239,987	11,683,249
Deferred income tax expense (benefit)	9,399,511	(5,200,888)	22,421,044
Deferred license revenue amortization	-	(1,467,869)	(1,493,968)
Loss from impairment of investment	-	-	4,058,768
Gain on warrants' liability	-	-	(1,325,574)
Unrealized (gain) loss in foreign currency transactions and other	(433,894)	72,287	136,344
Changes in operating assets and liabilities:
Accounts receivable, net	(2,654,488)	(10,656,327)	(10,184,633)
Inventories	(7,113,182)	254,190	(3,395,899)
Other current and non-current assets	(2,111,958)	(2,626,110)	(405,072)
Current and non-current liabilities	5,547,130	2,087,796	6,563,629
Net cash provided by operating activities	79,675,116	54,195,816	79,053,759
Cash Flow From Investing Activities:
Restricted cash	-	-	(99,573)
Purchase of short-term investments	(31,984,889)	(39,984,639)	(15,000,000)
Maturities of short-term investments	30,088,978	29,990,389	-
Purchase of property, plant and equipment	(6,686,589)	(15,222,440)	(9,705,446)
Intangible asset purchases	-	(3,839,000)	(4,600,000)
Investment in equity securities	(1,182,500)	(5,356,225)	(6,588,201)
Net cash used in investing activities	(9,765,000)	(34,411,915)	(35,993,220)
Cash Flows From Financing Activities:
Purchase of treasury stock	(55,015,419)	(72,358,863)	(33,009,394)
Proceeds from exercise of options for common stock	3,184,093	9,737,212	9,742,948
Cash settlement of compensation-based stock units	(1,170,612)	(1,323,369)	-
Realized excess tax benefits - stock-based compensation	4,746,377	26,678,199	4,416,583
Net cash used in financing activities	(48,255,561)	(37,266,821)	(18,849,863)
Effect of exchange rate changes on cash and cash equivalents	(766,577)	73,464	(156,379)
Net increase (decrease) in cash and cash equivalents	20,887,978	(17,409,456)	24,054,297
Cash and cash equivalents at beginning of period	103,299,116	120,708,572	96,654,275
Cash and cash equivalents at end of period	$124,187,094	$103,299,116	$120,708,572

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$1,272	$4,034	$95,729
Cash paid for income taxes	$15,576,973	$4,295,774	$3,517,787
Supplementary disclosure of non-cash activity in operating liabilities:
Reclassification from common stock warrants to warrants' liability	$-	$-	$(3,649,637)
Reclassification from common stock warrants to additional paid-in-capital	$-	$-	$(21,550,363)
PP&E and intangible assets obtained in NeuroVista foreclosure	$-	$-	$1,450,000
Settlement of the NeuroVista note	$-	$-	$(1,450,000)

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended April 24, 2015

Note 1.  Basis of Presentation,  Use of Accounting Estimates and Significant Accounting Policies

Nature of Operations.  We are a medical device company, incorporated in 1987, engaged in the design, development, sale and marketing of medical devices for epilepsy, depression and heart failure. Our seminal product, the VNS Therapy® System, is an implantable device that provides neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). Our latest product, the VITARIA™ System, approved in Europe but not the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of chronic heart failure (“CHF”). We are also developing non-implantable device solutions for the management of epilepsy.

 Expenses related to the Merger with Sorin: On March 23, 2015, Cyberonics, Sorin, Holdco and Merger Sub entered into the definitive merger agreement contemplated by the LOI (the “Transaction Agreement”).  Under the terms of the Transaction Agreement, Cyberonics and Sorin will combine under a newly formed company, Holdco. Closing of the transaction is expected to occur in the third calendar quarter of 2015. We reported the cost associated with the proposed transaction as a separate operating expense item in the consolidated statement of income. Refer to “Note 20. Proposed Merger with Sorin S.p.A.” for further information.

Basis of Presentation. The accompanying consolidated financial statements of Cyberonics, Inc. and its consolidated subsidiaries (collectively “Cyberonics”) at April 24, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Fiscal Year-End.  We utilize a 52/53-week fiscal year that ends on the last Friday in April. Our fiscal years 2015,  2014 and 2013 ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively, and are 52-week years.

Use of Estimates. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Estimates are used in accounting for, among other items, valuation of intangible asset investments, amortization of intangible assets, measurement of deferred tax assets and liabilities and uncertain income tax positions and stock-based compensation. Actual results could differ materially from those estimates.

Consolidation.  The accompanying consolidated financial statements include Cyberonics, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less, consisting of demand deposit accounts and money market mutual funds, to be cash equivalents and are carried in the balance sheet at cost, which approximated their fair value. We carried $28.3 million and $30.2 million in money market mutual funds at April 24, 2015 and April 25, 2014, respectively.

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

Property, Plant and Equipment (“PP&E”).  PP&E is carried at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred, while significant renewals and improvements are capitalized. We compute depreciation using the straight-line method over estimated useful lives. Leasehold improvements are depreciated over the life of the lease contract plus expected extensions. Capital improvements to the building are added as building components and depreciated over the useful life of the improvement or the building, whichever is less. PP&E is reviewed for impairment annually.

Intangible Assets. Intangible assets shown on the consolidated balance sheet are finite-lived assets. Developed Technology Rights consist primarily of purchased patents, related know-how and licensed patent rights. Other Intangible Assets consist of purchased clinical data. We amortize our intangible assets over their useful lives, generally the life of the patents, using the straight-line method. Amortization expense is recorded in research and development until an associated product is marketed, thereafter we amortize the remaining carrying value of the intangible asset to cost of goods sold using a unit-of-sale method. The unit-of-sale method of amortization is based on current period unit sales and total expected unit sales over the useful life of the intangible asset. The useful life of an intangible asset not associated with a commercialized product is generally based on the life of the patent. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If we change our estimate of the useful life of an asset, we amortize the carrying amount over the revised remaining useful life. If we identify an impairment indicator, such as an asset that no longer factors into our product commercialization plans, we test the intellectual property for recoverability, and if the carrying amount is not recoverable and exceeds its fair value, impairment is recognized and charged to research and development.

Investments.

Short-Term Investments.  Our short-term investments consisted of certificates of deposit and commercial paper that are considered held-to-maturity debt securities and carried at amortized cost, which approximated fair value.

Long-term investments. Our long-term investments consisted of cost-method equity investments. We have invested in the convertible preferred shares of privately-held, development-stage medical device companies. We own less than 20% of the voting stock in these entities and do not have the ability to exercise significant influence over them. The carrying value of these entities is reviewed each reporting period for events or changes in circumstances that indicate an impairment of our investment. Impairment indicators include failed clinical studies, adverse regulatory actions, and changes in the investees’ competitive positions or difficulty in raising funds. If impairment is indicated, we determine the fair value of the investment and, if below cost, we determine if the loss is temporary or other-than-temporary. Temporary loss is not recognized in the consolidated statement of income and other-than-temporary loss is recognized in ‘Other Expense, Net’ in the consolidated statement of income. Impairment adjustments are subject to a high degree of management judgment, as these investments do not have quoted market prices.

We also invest in corporate owned-life insurance policies. We carry the cash surrender value of the company-owned life insurance policies in “Other long-term assets” in the consolidated balance sheet. The cash surrender value of the plan assets are based on an underlying investment in a mutual fund portfolio, refer to “Note 6. Investments”. Premiums paid are based on salary deferred under the Deferred Compensation Plan, refer to “Note 12. Employee Retirement Savings Plan and Deferred Compensation Plan.”

Revenue Recognition

Product Revenue.

 We sell our products through a direct sales force in the U.S. and we sell our products in the international markets primarily through a direct sales force, however, we also use independent distributors in some international markets. We recognize revenue when persuasive evidence of a sales arrangement exists, title to the goods and risk of loss transfers to customers or to independent distributors, the selling price is fixed or determinable and collectability is reasonably assured. We estimate expected sales returns based on historical data and record a reduction of sales with a return reserve. We record state and local sales taxes net, that is, we exclude sales tax from revenues. Our products  consist of multiple components. These components typically include a pulse generator; a lead that connects the pulse generator to the vagus nerve; surgical instruments; the tunneling tool; instruction manuals; an accessory pack used to test the function of the device prior to implantation; and for some products, patient kits consisting of magnets to suspend or induce stimulation manually. We also provide equipment, consisting of a hand-held computer and programming wand, to enable the treating physician to set the pulse generator stimulation parameters for the patient. The instruction manuals, patient kits and the programming equipment are generally provided free of charge. All components not provided free of charge have separate pricing and are ordered and sold separately to our customers.

In some international markets we establish distribution agreements with independent distributors to better suit the needs of our customers, such as in Italy, the Balkans,  countries in eastern Europe Canada, Mexico, Australia, parts of Central and South America, the Middle East, China, Japan, and other parts of Asia. The distribution agreements generally grant the distributor exclusive sales rights with requirements for regulatory compliance for the particular territory. The time periods covered by our contracts with distributors are predominantly annual, although there are some contracts for longer periods. Terms and conditions may be different for sales to our distributors, as compared to sales through our direct sales force, but such differences do not result in different revenue recognition practices.

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

Research and Development (“R&D”).  All R&D costs are expensed as incurred. R&D includes costs of basic research activities as well as engineering and technical effort required to develop a new product or make significant improvement to an existing product or manufacturing process. R&D costs also include regulatory and clinical study expenses, including post-market clinical studies. Amortization of intangible assets not associated with a marketable product is recorded in R&D.

Leases.  We account for leases that transfer substantially all benefits and risks incident to the ownership of property as an acquisition of an asset and the incurrence of an obligation, and we account for all other leases as operating leases. We are a party to contracts for leased facilities and equipment, all of which we consider operating leases. Certain of our leases provide for tenant improvement allowances that have been recorded as deferred rent and amortized, using the straight-line method, over the life of the lease as a reduction to rent expense. In addition, scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.

Stock-Based Compensation

Stock-Based Incentive Awards. We grant stock-based incentive awards to directors, officers, key employees and consultants on four pre-determined days during each fiscal year. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. We recognize equity-based compensation expense ratably over the period that an employee is required to provide service in exchange for the entire award (all vesting periods). We issue new shares upon stock option exercise and the award of restricted stock and at our election, on vesting of a restricted stock unit.

Stock Options.   Options granted under the Stock Plans are service-based and typically vest annually over four years, or cliff-vest in one year, following their date of grant, as required under the applicable agreement establishing the award, and have maximum terms of 10 years. Stock option grant prices are set equal to the closing price of our common stock on the day of the grant. There are no post-vesting restrictions on the shares issued. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. We determine expected volatility based on the historic volatility of our stock price over a period equal to the expected term of the option. Prior to fiscal year 2014, we included an additional factor, implied volatility, in our estimates of expected volatility, based on option market trading data for our stock; however, starting with fiscal year 2014, we discontinued this factor due to a low volume of activity in the option trading market.

Restricted Stock and Restricted Stock Units.  We grant restricted stock and restricted stock units at no purchase cost to the grantee, which typically vest annually over four years or cliff-vest in one or three years. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the stock and stock units are restricted until they are vested.  We issue new shares for our restricted stock and restricted stock unit awards. We have the right to elect to pay the cash value of vested restricted stock units in lieu of the issuance of new shares. Under our stock-based compensation plans we repurchase a portion of these shares from our employees to permit our employees to meet their minimum statutory tax withholding requirements on vesting of their restricted stock. Under this plan we expect to repurchase, and place in treasury, approximately 220,909 shares during fiscal year 2016.

Service-Based Restricted Stock and Restricted Stock Units. The fair market value of serviced-based restricted stock and restricted stock units are determined using the market closing price on the grant date, and compensation is expensed ratably over the vesting period. Calculation of compensation for restricted stock awards requires estimation of employee turn-over and forfeiture rates.

Market and Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. We may grant restricted stock and restricted stock units subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. The fair value of performance-based awards is determined using the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on our judgment of likely future performance and may be adjusted in future periods depending on actual performance.

Income Taxes.  We are subject to federal, state and foreign income taxes, and we use significant judgment and estimates in accounting for our income taxes. We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statements basis and the tax basis of our assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense compared to pre-tax income yields an effective tax rate. We classify our deferred tax assets as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating losses, is classified according to the expected reversal date

 We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions. While we believe that our tax return positions are fully supported, tax authorities may disagree with certain positions we have taken and assess additional taxes. Therefore, we regularly assess the likely outcomes of our tax positions in previously filed tax returns and positions we expect to take in future tax returns that are reflected in measuring our current or deferred income tax assets and liabilities, and we establish reserves when we believe that a tax position is likely to be challenged and that we may or may not prevail. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities, and we reevaluate the technical merits of our tax positions. Some of the reasons a reserve for an uncertain tax benefit may be reversed are: (i) completion of a tax audit, (ii) a change in applicable tax law including a tax case or legislative guidance, or (iii) an expiration of the statute of limitations. We recognized interest and penalties associated with unrecognized tax benefits and record interest with interest expense, and penalties in administrative expense, in the consolidated statement of income.

We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: (i) profitability in the most recent fiscal quarters, (ii) internal forecasts for the current and next two future fiscal years, (iii) size of deferred tax asset relative to estimated profitability, (iv) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, (v) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to IRC Section 382, and (vi) the implementation of prudent and feasible tax planning strategies, if any.

Vesting or exercise of restricted stock, restricted stock units and stock options result in a difference between the federal income tax deduction and the financial statement stock-based compensation, which creates an excess tax benefit (windfall) or tax deficiency (shortfall). If a windfall benefit can be utilized to reduce income taxes payable as determined using a “with and without” method, the windfall benefit will offset the shortfall deficiency; if not, then the shortfall is recognized as tax expense. Prior to fiscal year 2013, we were unable to offset shortfalls with windfalls and were required to recognize shortfalls as tax expense. For fiscal years after fiscal year 2012, the utilization of windfall benefits offset income taxes payable, and shortfalls had no impact on the effective tax rate. The realized excess tax benefits were credited to additional paid-in capital and are not recorded as a tax benefit in the consolidated statement of income.

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

Income Per Share.  Accounting standards require dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings applicable to participating securities by the weighted average number of participating securities outstanding for the period. Diluted EPS includes the effect of potentially dilutive instruments. Refer to “Note 15. Income per Share” for additional information.

Segments.  We have one operating and reportable segment that develops, manufactures and markets our proprietary implantable medical devices that deliver VNS therapy. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Note 2.  Accounts Receivable and Allowance for Bad Debt

Accounts receivable, net consisted of the following:

	April 24, 2015	April 25, 2014
Accounts receivable	$51,233,576	$51,358,991
Allowance for bad debt	(664,201)	(684,950)
	$50,569,375	$50,674,041

Note 3.  Inventories

Inventories consisted of the following:

	April 24, 2015	April 25, 2014
Raw materials	$11,118,311	$7,289,543
Work-in-process	5,653,250	4,438,280
Finished goods	7,191,742	5,902,288
	$23,963,303	$17,630,111

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 24, 2015	April 25, 2014	Lives in years
Land	$1,643,812	$1,643,813	---
Building and building improvements	26,709,267	25,394,565	36 to 39
Equipment, software, furniture and fixtures	39,324,945	37,079,945	3 to 7
Leasehold improvements	1,339,033	1,444,622	5 to 8
Capital investment in process	6,694,674	6,925,698	---
Total	75,711,731	72,488,643
Accumulated depreciation	(35,425,055)	(32,953,770)
	$40,286,676	$39,534,873

Aggregate depreciation was $5,768,119, $4,288,184 and $3,770,756 for the 52 weeks ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively. During fiscal year 2015, we recognized an impairment loss of $781,000 for certain obsolete manufacturing equipment and software primarily related to the Centro project redesign. These impairment losses were charged to R&D expense in the consolidated statement of income and are recorded as non-cash operating expense, depreciation, in the consolidated statement of cash flows.

Note 5.  Intangible Assets

Schedules of finite-lived intangible assets:

	April 24, 2015	April 25, 2014
Developed Technology Rights (1)	$13,204,000	$13,964,000
Other Intangible Assets (2)	1,023,000	1,148,000
Total	14,227,000	15,112,000
Accumulated amortization	(4,058,761)	(3,457,310)
Net	$10,168,239	$11,654,690

(1)

Developed Technology Rights consist primarily of purchased patents, related know-how and licensed patent rights. These assets relate primarily to seizure detection and response, wireless communication technology, rechargeable battery technology, the treatment of obstructive sleep apnea and conditionally safe magnetic resonance (“MR”) technology for implantable leads.

(2)	Other Intangible Assets primarily consist of purchased clinical neurological and sleep apnea databases.

During the 52 weeks ended April 24, 2015, we purchased no intangible assets.

The weighted average amortization period in years for our intangible assets at April 24, 2015:

Developed Technology Rights	15
Other Intangible Assets	10

Aggregate intangible asset amortization was $1,486,450, $1,314,309 and $867,613 for the 52 weeks ended April  24, 2015, April 25, 2014 and April 26, 2013, respectively. In the fourth quarter of fiscal year 2015, we recognized an impairment loss of $448,000. We fully impaired certain intangible assets primarily related to neurological signal feedback and processing technology that no longer factored into our product plans. These impairment losses were charged to R&D expense in the consolidated statement of income and are recorded as non-cash operating expense, amortization, in the consolidated statement of cash flows.

The estimated future amortization expense based on our finite-lived intangible assets at April 24, 2015:

Fiscal year 2016 (53 week year)	840,517
Fiscal year 2017	966,341
Fiscal year 2018	1,053,126
Fiscal year 2019	1,146,040
Fiscal year 2020	615,337
Thereafter	5,546,878

Note 6. Investments

Short-Term Investments detail.  Our short-term investments consist of securities with maturities ranging from six to twelve months and carried at amortized cost.  Refer to “Note 17. Fair Value Measurements.”

	April 24, 2015	April 25, 2014
Certificates of deposits	$20,023,145	$20,031,289
Commercial paper	6,996,452	4,997,668
	$27,019,597	$25,028,957

Investment in convertible preferred shares: Our “Investments in equity securities” in the consolidated balance sheets consisted of positions in two privately-held companies carried at original cost under the cost-method. Refer to “Note 17. Fair Value Measurements.”

	April 24, 2015	April 25, 2014
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$12,000,002
Cerbomed GmbH - convertible preferred shares (2)	5,126,925	3,944,425
Carrying amount – long-term investments	$17,126,927	$15,944,427

(1)	ImThera Medical, Inc. is a U.S. company developing a neurostimulation device system for the treatment of obstructive sleep apnea.
(2)

Cerbomed GmbH is a European company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the fiscal year 2015, we purchased an additional tranche of convertible preferred stock for €1.0 million, or approximately $1.2 million.

Other Long-Term Assets: “Other long-term assets” in the consolidated balance sheet includes the cash surrender value of company-owned life insurance policies, which are based on the fair values in a mutual fund portfolio, amounting to $1.2 million and $0.5 million for the years ended April 24, 2015 and April 25, 2014, respectively.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	April 24, 2015	April 25, 2014
Employee related liabilities	$13,780,631	$16,957,216
Merger related expense accruals	4,101,125	-
Taxes payable	2,083,392	601,704
Clinical study costs	973,988	1,226,865
Other accrued liabilities	3,258,827	3,542,128
	$24,197,963	$22,327,913

Note 8.  Long-Term Liabilities

Other long-term liabilities consisted of the following:

	April 24, 2015	April 25, 2014
Liability for uncertain tax benefits	$5,782,267	$4,257,437
Deferred compensation plan liability	1,311,194	482,405
Other	827,827	454,011
	$7,921,288	$5,193,853

Note 9.  Warrants

In September 2005, in conjunction with, but separate from, the issuance of convertible notes, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in stockholders’ equity on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended and the warrants were settled during fiscal year 2013. On September 11, 2012, the warrant agreement was amended, which changed the settlement measurement period to a period of 60 trading days, each day as a separate tranche, commencing on September 12, 2012 and ending on December 7, 2012. The settlement was equal to the amount in excess, if any, of $50.00 per share of the daily volume-weighted average price of our common stock, if any, for approximately 50,000 warrants, for each of the 60 daily tranches.

 During fiscal year 2013, we  elected to cash settle 40 tranches and net share settle 20 tranches. Because of our election to cash settle 40 tranches, we used liability accounting for these tranches. As a result, on the date of the election, we reclassified these tranches from equity, Common Stock Warrants, to a liability, Warrants’ Liability, in the consolidated balance sheet, at a fair value of $3.6 million. The remaining balance in equity related to these 40 tranches, which amounted to $13.2 million, was reclassified to Additional Paid-In-Capital in the consolidated balance sheet. These tranches were cash settled at a gain of $1.3 million. The remaining 20 tranches were net-share-settled for 27,919 common shares, and as a result, the remaining balance in Common Stock Warrants of $8.4 million was reclassed to Additional Paid-In-Capital in the consolidated balance sheet.

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

In October 2013, the United States Department of Justice declined to intervene in the qui tam action, but reserved the right to do so in the future. In December 2013, the district court unsealed the action. In April 2014, we filed a motion to dismiss the qui tam complaint, alleging a number of deficiencies in the lawsuit. In May 2014, the relator filed a First Amended Complaint. We filed another motion to dismiss in June 2014, and the parties completed their briefing on the motion in July 2014. On April 6, 2015, the district court dismissed all claims filed by Andrew Hagerty under the FCA, but did not dismiss the claims for wrongful and retaliatory discharge.

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

In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. (“Flint Hills”) that includes a royalty fee with a minimum annual fee of $350,000 that increases to $700,000 in fiscal year 2017, related primarily to cardiac-based seizure detection patents and patent applications. Starting in fiscal year 2016, we expect that royalty fees due to Flint Hills will be in excess of minimums due, based upon expected domestic and international AspireSR product sales.

Lease Agreements

We lease facilities and equipment with non-contingent, non-cancelable leases, accounted for as operating leases, including: (i) a storage, distribution and computer facility in Austin, Texas; (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe, the United States, Beijing, China and Hong Kong; and (iii) vehicles and office equipment. Rental expense from operating leases amounted to approximately $830,000,  $905,000 and $736,000 for the 52 weeks ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively.

Future minimum lease payments as of April 24, 2015, are as follows:

Fiscal year 2016 (53 weeks)	$1,133,282
Fiscal year 2017	825,632
Fiscal year 2018	530,140
Fiscal year 2019	324,006
Fiscal year 2020	214,532
Thereafter	391,438

Note 11.  Stock-Based Incentive Plans

Stock-Based Incentive Plans

Stock-based awards may be granted under the Cyberonics, Inc. Amended and Restated New Employee Equity Inducement Plan (“Inducement Plan”) or the Cyberonics, Inc. 2009 Stock Plan (“2009 Plan”). The Inducement Plan is not a stockholder-approved plan and may be used only for awards offered as an inducement to new employees. Our stockholders approved the 2009 Plan in September 2009 and approved an amendment to the 2009 Plan in September 2012 increasing the aggregate maximum number of shares that can be issued under the plan. These plans provide for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock units, and other stock-based awards. As of April 24, 2015, the 2009 Plan includes approximately 1.1 million shares available for future awards, and the Inducement Plan includes approximately 290,000 shares available.

Stock-Based Compensation

Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Cost of goods sold	$559,523	$487,706	$504,715
Selling, general and administrative	8,356,509	7,998,550	7,949,517
Research and development	3,023,862	2,753,731	3,229,017
Total stock-based compensation expense	$11,939,894	$11,239,987	$11,683,249
Income tax benefit, related to awards, recognized in the consolidated statements of income	3,943,773	3,743,983	3,810,136
Total expense, net of income tax benefit	$7,996,121	$7,496,004	$7,873,113

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Service-based stock option awards	$4,317,298	$3,721,733	$2,916,855
Service-based restricted and restricted stock unit awards	6,118,907	5,527,458	5,067,292
Performance-based restricted stock and restricted stock unit awards	1,503,689	1,990,796	3,699,102
Total stock-based compensation expense	$11,939,894	$11,239,987	$11,683,249

Stock-Based Compensation Unrecognized

Amount of stock-based compensation cost not yet recognized related to non-vested awards:

	April 24, 2015
	Unrecognized Compensation Cost	Weighted Average remaining Vesting Period (in years)
Service-based stock option awards	$8,881,706	2.44
Service-based restricted and restricted stock unit awards	8,059,040	2.00
Performance-based restricted stock and restricted stock unit awards	540,395	0.87
Total stock-based compensation cost unrecognized	$17,481,141

Stock Option Valuation Assumptions

We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. The following table lists the assumptions we utilized as inputs to the Black-Scholes model:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Dividend Yield (1)	-	-	-
Risk-free interest rate - based on grant date (2)	1.60% - 1.98%	1.36% - 2.01%	0.94% - 1.57%
Expected option term - in years per group of employees/consultants (3)	4.88 - 6.56	5.92 - 6.54	6.41 - 9.39
Expected volatility at grant date	31.67% - 41.09%	40.41% - 43.59%	44.95% - 51.14%

(1)	We have not historically paid dividends and currently do not plan to pay dividends.
(2)	We use yield rates on U.S. Treasury securities for a period that approximated the expected term of the award to estimate the risk-free interest rate.
(3)

We estimated the expected term of options granted using historic data of actual time elapsed between the date of grant and the exercise or forfeiture of options for employees. For consultants, the expected term is the remaining time until expiration of the option.

The following tables detail the activity for service-based stock option awards:

	52 Weeks Ended April 24, 2015
Options	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding — at April 25, 2014	1,012,387	$35.25
Granted	273,445	57.29
Exercised	(127,379)	26.89
Forfeited	(32,355)	42.44
Expired	(360)	51.90
Outstanding — at April 24, 2015	1,125,738	41.33	6.97	$24,325,619
Fully vested and exercisable — end of year	509,136	30.15	5.40	16,715,777
Fully vested and expected to vest — end of year (2)	1,095,446	40.98	6.92	$24,061,989

(1)

The aggregate intrinsic value of options at quarter end is based on the difference between the fair market value of the underlying stock at April 24, 2015, using the market closing stock price, and the option exercise price for in-the-money options.

(2)	Factors in expected future forfeitures.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Weighted average grant date fair value of stock option awards during the fiscal year	$18.64	$23.29	$20.55
Aggregate intrinsic value of stock option exercises during the fiscal year	$3,973,318	$14,209,939	$11,475,610

Restricted Stock and Restricted Stock Units Awards

The following tables detail the activity for service-based restricted stock and restricted stock unit awards:

	52 Weeks Ended April 24, 2015
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 25, 2014	348,725	$40.65
Granted	102,652	56.85
Vested	(158,257)	33.27
Forfeited	(13,302)	42.25
Non-vested shares at April 24, 2015	279,818	$50.70

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Weighted average grant date fair value of service-based share grants issued during the fiscal year	$56.85	$52.02	$44.31
Aggregate fair value of service-based share grants that vested during the year	$9,193,525	$8,124,528	$15,969,922

The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	April 24, 2015
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 25, 2014	333,641	$25.54
Granted	15,837	57.39
Vested	(194,190)	22.65
Forfeited	-	-
Non-vested shares at April 24, 2015	155,288	$31.76

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Weighted average grant date fair value of performance-based share grants issued during the fiscal year	$57.39	$-	$50.10
Aggregate fair value of performance-based share grants that vested during the year	$10,519,155	$3,189,770	$3,318,681

Note 12.  Employee Retirement Savings Plan and Deferred Compensation Plan

The Employee Retirement Savings Plan. We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. We match 50% of employees’ contributions up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment. We incurred expenses for these contributions of approximately $1.8 million, $1.7 million and $1.4 million for the fiscal years 2015, 2014 and 2013, respectively.

The Deferred Compensation Plan.  Effective as of January 1, 2013, we offered the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of middle and senior management. The Deferred Compensation Plan is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the Internal Revenue Code (“IRC”). As part of our overall compensation program, the Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, effective January 1, 2014, we agreed to match 50% of the contributions of non-officer members of the group up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment.  Employee deductions result in a liability, refer to Note 8. Long-Term Liabilities.” We incurred expenses for this plan,  based on the  company match, of approximately $76,000 and $22,000 for the fiscal year 2015, a full year, and fiscal year, 2014, a partial plan year, respectively.

Note 13.  Stockholders’ Equity

Common shares are repurchased on the open market pursuant to the Company’s Board of Directors approved repurchase plans. During fiscal years 2015, 2014 and 2013, pursuant to the approved plans, we repurchased 875,121 shares,  1,205,300 shares and 600,000 shares, respectively, at an average price of $55.94,  $57.66 and $45.58, respectively. On December 3, 2013, the Board of Directors authorized a repurchase program of one million shares of our common stock. In November 2014, the Board authorized the repurchase of one million shares of common stock; however on February 27, 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act (the "Plan") terminated, and we stopped repurchasing shares of our stock.

Note 14.  Income Taxes

The U.S. and foreign components of income before income taxes and the provision for income taxes are presented in this table:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Income before income taxes:
Domestic	$87,274,227	$76,257,151	$74,949,502
Foreign	2,019,850	3,621,545	325,123
	$89,294,077	$79,878,696	$75,274,625
Provision for current income tax expense:
Federal	$17,102,321	$26,537,978	$13,987,217
State and local	4,002,270	3,250,920	1,692,119
Foreign	1,064,630	103,749	101,281
	$22,169,221	$29,892,647	$15,780,617
Provision for deferred income tax expense:
Federal	$8,954,669	$(577,992)	$13,066,858
State and local	(511,102)	(792,542)	69,648
Foreign	833,755	(3,533,674)	-
	$9,277,322	$(4,904,208)	$13,136,506
Total provision for income tax expense	$31,446,543	$24,988,439	$28,917,123

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
U.S. statutory rate	35.0%	35.0%	35.0%
Change in deferred tax valuation allowance	-	(4.4)	(0.1)
Adjustment to Cyberonics BVBA NOL deferred tax asset resulting from the Belgium tax audit	-	7.3	-
Adjustment to Cyberonics BVBA NOL deferred tax asset valuation allowance resulting from the Belgium tax audit	-	(7.3)	-
State and local tax provision, net of federal benefit	2.7	2.5	2.3
Foreign taxes	1.5	0.5	0.1
Research and development tax credit	(2.1)	(3.4)	(1.4)
Gain on warrant liability	-	-	(0.6)
Reserve for uncertain tax positions	(1.5)	-	1.8
Domestic manufacturing deduction (1)	(2.9)	-	-
Other, net	2.5	1.1	1.3
Effective tax rate	35.2%	31.3%	38.4%

(1)	Fiscal year 2015 was the first year we were eligible to utilize the domestic manufacturing deduction.

Significant components of our deferred tax assets are as follows:

	April 24, 2015	April 25, 2014
Deferred tax assets (liabilities):
Foreign net operating loss carryforwards	1,906,364	3,533,675
State net operating loss carryforwards	70,129	462,149
Tax credit carryforwards	3,059,133	12,467,782
Deferred compensation	6,847,074	6,646,084
Accruals and reserves	3,003,760	2,227,878
Licensing income and expense	(285,597)	(675,036)
Property and equipment	(630,789)	(957,697)
Other	919,272	1,146,024
Total deferred tax assets	14,889,346	24,850,859
Deferred tax valuation allowance	(1,612,766)	(1,871,850)
Net deferred tax assets	$13,276,580	$22,979,009

	April 24, 2015	April 25, 2014
Current deferred tax asset	$9,466,309	$18,600,795
Current valuation allowance	(799,990)	(1,330,672)
Non-current deferred tax asset	8,384,241	8,829,556
Non-current valuation allowance	(812,776)	(541,180)
	16,237,784	25,558,499
Current deferred tax liability	(1,467,593)	(61,758)
Non-current deferred tax liability	(1,493,611)	(2,517,732)
	(2,961,204)	(2,579,490)
Net deferred tax assets	$13,276,580	$22,979,009

As of April 24, 2015, we have fully utilized our federal net operating loss (“NOL”) carryforwards and our federal tax credit carryforwards. As of April 24, 2015, we have state tax credit carryforwards of $1.7 million, primarily related to R&D credits. We have a  gross capital loss carryforward for federal income tax purposes of $3.5 million, subject to a full valuation allowance, expiring during fiscal year 2018.  At April 24, 2015, we had state and local NOL carryforwards of $2.1 million, which expire at various dates starting in fiscal year 2016. We have foreign NOL carryforwards of $5.6 million with no expiration date. We believe it is more likely than not that future operating results will generate sufficient net taxable income to utilize these NOL carryforwards and tax credit carryforwards.

At April 24, 2015, we had valuation allowances  of $1.6 million against our capital loss carryforward, excess tax benefits from stock-based awards exercised or vested for state tax purposes and pre-operating expenses in Costa Rica. During the fiscal year ended April 24, 2015, we utilized $1.1  million of federal excess tax benefit NOL carryforwards, which resulted in a  tax benefit recorded in additional paid-in capital on our consolidated balance sheet.

We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

The following is a roll-forward of our total gross unrecognized tax benefit:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Balance at beginning of year	$7,079,351	$7,079,351	$6,075,693
Tax positions related to current year	-	-	1,339,561
Tax positions related to prior years	(1,297,084)	-	(335,903)
Balance at end of year	$5,782,267	$7,079,351	$7,079,351

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

During the second quarter of fiscal year 2015, based upon our review and rework of certain prior-year R&D tax credits, we believe that the credits are more likely than not to be sustained upon examination and as a result we released the reserve against these R&D tax credits.  We are unable to estimate the amount of change in our unrecognized tax benefits over the next 12 months; however, we do not anticipate a significant change.

We are subject to income tax examinations for our U.S. federal income taxes, non-U.S. income taxes and state and local income taxes for fiscal year 1992 and subsequent years, with certain exceptions.

Note 15.  Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Numerator:
Net income	$57,847,534	$54,890,257	$46,357,502

Denominator:
Basic weighted average shares outstanding	26,391,064	27,142,597	27,604,006
Add effects of stock options (1)	234,657	323,877	404,954
Diluted weighted average shares outstanding	26,625,721	27,466,474	28,008,960
Basic income per share	$2.19	$2.02	$1.68
Diluted income per share	$2.17	$2.00	$1.66

(1)

Excluded from the computation of diluted EPS for the fiscal years 2015, 2014 and 2013 were outstanding options to purchase 56,547, 38,048 and 30,987 common shares, respectively, because to include them would have been anti-dilutive.

Note 16. Foreign Currency

We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. The effect on earnings of our aggregate foreign currency exchange gains (losses) before tax for the fiscal years 2015, 2014 and 2013 were approximately $441,000, $(295,000) and $(304,000), respectively. We did not hedge our foreign currency risks; however, in the future we may hedge our foreign currency exposures. We report our foreign currency gains and losses in Other Income and Expense, Net in the consolidated income statement.

Note 17. Fair Value Measurements

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

Investments in Debt Securities

The balance of our investments in short-term securities as of April 24, 2015 consisted of a  certificate of deposit and commercial paper that are considered held-to-maturity debt securities and carried at amortized cost, which approximates fair value. Refer to “Note 6. Investments” for further information.

Investments in Cost-Method Equity Securities

Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. We have not estimated the fair value of these investments because their fair value is not readily determinable without incurring excessive cost. However, in each reporting period, we evaluate whether an event or change in circumstances may indicate a significant adverse effect on the fair value of these investments. Impairment indicators include failed clinical studies, adverse regulatory actions, a change in the investees’ competitive position or difficulty in raising funds. One of our investments, Cerbomed GmbH, is attempting to close an additional round of financing and has reached agreement with a potential financial investor; however, there can be no assurance the that the parties will agree on the terms of a binding agreement or that the financing round will close.  If the financing round does not close or dependent upon the final terms of the arrangement, it is possible our investment could be impacted and therefore subsequently valued at less than the carrying amount of the investment. When impairment is recognized, the investments are adjusted to fair value using Level 3 inputs. There has been no impairment recognized for our cost-method equity investments to date. Refer to “Note 6. Investments” for further information.

Investment in Convertible Debt Security

We invested in a convertible debt security issued by NeuroVista Corporation (“NeuroVista”) on August 20, 2010. NeuroVista was a privately-held company focused on the development of an implantable device intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. We considered this security an ‘available-for-sale’ debt security measured at fair value on a recurring basis using Level 3 inputs, as the investee was a privately-held entity without quoted market prices. During fiscal year 2013, we determined that we were unlikely to receive the return of our principal and accrued interest and performed a fair value analysis of the assets we expected to receive in foreclosure. We estimated the fair value of the debt instrument at $1,450,000, with the resulting impairment loss of $4,058,768 reported as other-than-temporary and separately stated in the consolidated statement of income. Later in fiscal 2013, NeuroVista advised us that an event of default had occurred under the terms of the convertible debt security, and we conducted a foreclosure sale of the assets subject to our security interest and took possession of the company’s tangible and intangible assets that resulted in no further gain or loss on the settlement of the debt security.

Liabilities Measured at Fair Value on a Recurring Basis

The liability under our Deferred Compensation Plan is based a tracking portfolio of mutual funds for each participant. The tracking portfolio consisted of the quoted market prices of a portfolio of publically traded mutual funds. We adjust our liability to the period ended quoted market prices, which are Level 1 inputs. We report the liability in Other Long-Term Liabilities in the consolidated balance sheets. The balances of our plan liabilities were $1,311,194 and $482,405 at April 24, 2015 and April 25, 2014, respectively.

Note  18. Quarterly Financial Information - Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
52 weeks ended April 24, 2015
Net sales	$72,003,966	$73,417,194	$72,065,231	$74,071,607	$291,557,998
Gross profit	65,593,574	66,651,322	65,525,364	66,476,869	264,247,129
Net income	13,518,822	17,273,190	16,541,460	10,514,062	57,847,534
Diluted income per share (1)	$0.50	$0.64	$0.62	$0.40	$2.17
52 weeks ended April 25, 2014
Net sales	$68,872,357	$70,101,119	$68,191,414	$74,849,270	$282,014,160
Gross profit	62,328,324	63,175,013	61,731,266	67,424,666	254,659,269
Net income	8,673,926	13,888,462	13,899,863	18,428,006	54,890,257
Diluted income per share (1)	$0.31	$0.50	$0.51	$0.68	$2.00

(1)

EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the four quarters’ EPS does not necessarily equal the full year EPS.

Note 19.  Geographic Information

	Net Sales
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	April 24, 2015	April 25, 2014	April 26, 2013
United States	$235,711,706	$226,922,684	$210,352,698
International (1)	55,846,292	55,091,476	43,967,719
Total	$291,557,998	$282,014,160	$254,320,417

(1)	Sales are classified according to the country of destination, regardless of the shipping point. All licensing revenue is classified as domestic.

	Long-Lived Assets (1)
	April 24, 2015	April 25, 2014
United States	$28,464,978	$29,398,306
International	11,821,698	10,136,567
Total	$40,286,676	$39,534,873

(1)	Long-lived assets consist of PP&E.

Note 20. Proposed Merger with Sorin S.p.A.

Proposed Merger: On February 26, 2015, we entered into a binding letter of intent (the “LOI”) with Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”), Sand Holdco PLC (f/k/a Sand Holdco Limited), a public limited company incorporated under the laws of England and Wales and a wholly owned subsidiary of Sorin (“Holdco”), and Cypher Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), providing that, subject only to completion of the employee consultation procedures required under French law, the parties would enter into a definitive merger agreement, which was attached as an exhibit to the LOI, providing for a business combination transaction between Cyberonics and Sorin.  On March 23, 2015, Cyberonics, Sorin, Holdco and Merger Sub entered into the definitive merger agreement contemplated by the LOI (the “Transaction Agreement”).

Under the terms of the Transaction Agreement, Cyberonics and Sorin will combine under a newly formed company, Holdco, which will be domiciled in the United Kingdom (the “UK”), in an all-stock transaction with a combined equity value of approximately $2.7 billion based on the closing price of shares of Cyberonics and Sorin on February 25, 2015, the last trading day prior to announcement of entry into the LOI.  Pursuant to the Transaction Agreement and subject to the satisfaction or waiver of all conditions under the Transaction Agreement, the business combination transaction will take place in two steps: First, Sorin will be merged with and into Holdco (the “Sorin Merger”), with Holdco surviving as the continuing company.  Immediately following the effective time of the Sorin Merger, Merger Sub will be merged with and into Cyberonics (the “Cyberonics Merger” and, together with the Sorin Merger, the “Mergers”), with Cyberonics surviving as a wholly owned subsidiary of Holdco.

Subject to the terms and conditions of the Transaction Agreement, at the effective time of the Sorin Merger, each issued and outstanding ordinary share of Sorin will be converted into the right to receive 0.0472 ordinary shares of Holdco (“Holdco Shares”) and at the effective time of the Cyberonics Merger, each share of our common stock will be converted into the right to receive one Holdco Share.  In connection with the Mergers, our common stock will be delisted from the NASDAQ stock market and Sorin ordinary shares will be delisted from the Italian Stock Exchange (i.e. Mercato Telematico Azionario, organized and managed by Borsa Italiana S.p.A.).  Holdco will apply to list the Holdco Shares to be issued in the Mergers on the NASDAQ stock market and the London Stock Exchange (the “LSE”).  Following consummation of the Mergers, assuming no withdrawal rights under Italian law are exercised by Sorin shareholders with respect to the Sorin Merger, former Sorin shareholders are expected to own approximately 46 percent of Holdco and former stockholders of Cyberonics are expected to own approximately 54 percent of Holdco, on a fully diluted basis.

Closing of the Mergers under the Transaction Agreement is subject to certain closing conditions, including, among others, the required approval of each of our stockholders and Sorin’s shareholders, and the receipt of required regulatory clearances. On May 26, 2015, at the extraordinary general meeting of Sorin’s shareholders, the Sorin shareholders approved the proposed merger.

Merger Expenses: All costs and expenses incurred in connection with the Transaction Agreement and the Mergers and the other transactions contemplated by the Transaction Agreement generally are to be paid by the party incurring such costs and expenses, but we will share equally with Sorin all expenses associated with antitrust filings, the NASDAQ listing application, the LSE listing application and the printing, filing and mailing of the proxy statement/prospectus and Sand HoldCo PLC’s registration statement, the information document relating to the Sorin extraordinary general meeting and other disclosure documents required in connection with the Mergers. We recognize expenses resulting directly from the proposed Mergers as a separate operating item in the consolidated statement of income.  For the year ended April 24, 2015, we recognized $8,692,072 of merger expenses related to professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the U.S. and Europe.

Note 21.  New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“the FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss (“NOL”) carry-forward, similar tax loss, or tax credit carry-forward exists, with certain exceptions. This accounting guidance is effective prospectively.  We adopted this guidance for the first quarter of fiscal year 2015, which ended July 25, 2014. Due to the utilization of our carry-forwards in fiscal year 2015, the adoption of this FASB guidance had no impact to our consolidated financial statements for the year ended April 24, 2015.

In May 2014, the FASB issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early application is not permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. In April 2015, the FASB proposed an accounting standards update which, if adopted, would extend the effective date for the revenue recognition guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, with early adoption permitted using the original effective date.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Letter of Intent dated February 26, 2015 by and among Cyberonics, Inc., Sorin S.p.A., Sand Holdco Limited and Cypher Merger Sub, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 27, 2015	000-19806	2.1
2.2	Transaction Agreement dated March 23, 2015 by and among Cyberonics, Inc., Sorin S.p.A., Sand Holdco Limited and Cypher Merger Sub, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 23, 2015	000-19806	2.1
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B

10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1

10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64

10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.63†	First Amendment to the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Proxy Statement on Schedule 14A filed on August 2, 2012	000-19806	Appendix A
10.65†	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.1
10.66†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.2
10.67†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.3
10.68†	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.4
10.69†	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.5
10.70†	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.6
10.72†	Employment Agreement September 12, 2013 effective between Rohan J. Hoare, PH.D. and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2013	000-19806	10.1
10.73	Support Agreement dated February 26, 2015 by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 Sarl, Ghea S.r.l., Bios S.p.A. and Tower 6Bis Sarl	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 27, 2015	000-19806	10.1
23.1*	Consent of Independent Registered Public Accounting Firm, KPMG LLP
24.1*	Powers of Attorney (included on the Signature Page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.74*#	Flint Hills Amended and Restated License Agreement dated January 1, 2011
10.75*#	Flint Hills First Amendment to Amended and Restated License Agreement, dated January 1, 2015
10.76	Form of VP Employment Agreement effective January 1, 2011	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 5, 2011	000-19806	10.1
10.77	Form of First Amendment to Employee Agreement effective July 25, 2011	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.78†	Form of Employment Agreement (Messrs. Browne, Wise and Hoare) as of January 1, 2015	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 7, 2015	000-19806	10.1
10.79*†	Employment Agreement, effective January 1, 2015, between Darren W. Alch and Cyberonics, Inc.
10.80†	Employment Agreement dated January 22, 2015 between Daniel J. Moore and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 30, 2015	000-19806	10.1
21.2*	List of Subsidiaries of Cyberonics, Inc. as of June 2015