Form 10-K/A
period 2015-04-24
CYBERONICS INC
filed 2015-07-01
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K/A
(Amendment No. 1)

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

CYBERONICS, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE
	PART II	PAGE NO.
Item 9A.	Controls and Procedures	2
	PART IV
Item 15.	Exhibits, Financial Statement Schedules	3

Explanatory Note
In this Amendment No. 1 (this “Amendment”) for Cyberonics, Inc., the terms “the Company,” “we,” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L.).

This Amendment amends the Annual Report on Form 10-K for the Company, originally filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2015 (the “Original Filing”), solely for the purposes of amending Item 9A of the Original Filing to correct two typographical errors found in Item 9A(b) Management’s Report on Internal Control over Financing Reporting (“Item 9A(b)”). The first typographical error, found in the second paragraph of Item 9A(b), inadvertently referred to April 25, 2014, and has been amended to refer to April 24, 2015. The second typographical error, found in the last paragraph of Item 9A(b), inadvertently referred to page 47, and has been amended to refer to page 46.

This Amendment hereby amends Item 9A of the Original Filing.
Except as described above and updates to the List of Exhibits and Index to Exhibits, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.
PART II
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

In connection with the preparation of our annual consolidated financial statements, our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on criteria set forth   by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992) . Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of April 24, 2015.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of April 24, 2015. This report, dated June 15, 2015, appears on page 46.

(c)  Changes in Internal Control Over Financial Reporting

During the 52 weeks ended April 24, 2015, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(3) Index to Exhibits

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-K/A. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment filed with the SEC pursuant to Rule 24b-2 of the general rules and regulations promulgated under the Exchange Act.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Letter of Intent dated February 26, 2015 by and among Cyberonics, Inc., Sorin S.p.A., Sand Holdco Limited and Cypher Merger Sub, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 27, 2015	000-19806	2.1
2.2	Transaction Agreement dated March 23, 2015 by and among Cyberonics, Inc., Sorin S.p.A., Sand Holdco Limited and Cypher Merger Sub, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 23, 2015	000-19806	2.1
3.1	Amended and Restated Certificate of Incorporation of Cyberonics, Inc.	Cyberonics, Inc.’s Registration Statement on Form S-3 filed on February 21, 2001	333-56022	3.1
3.2	Amended and Restated Bylaws of Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on October 26, 2007	000-19806	3.2(i)
10.7†	Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on April 29, 1999	333-77361	4.1
10.8†	First Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated October 2, 2000	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	000-19806	10.2
10.9†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated March 21, 2001	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 30, 2004	000-19806	10.12
10.10†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 27, 2001	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.4
10.11†	Fourth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated January 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on January 22, 2002	333-81158	4.5
10.12†	Fifth Amendment to the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan dated July 19, 2002	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on July 25, 2002	333-97095	4.1
10.13†	Form of Stock Option Agreement under the Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.69
10.14†	Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on March 8, 2001	333-56694	4.5
10.15†	First Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated March 21, 2001	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2002	000-19806	10.1
10.16†	Second Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated November 21, 2002	Cyberonics, Inc.’s Proxy Statement for the Annual Meeting of Stockholders filed on October 15, 2002	000-19806	Annex B
10.17†	Third Amendment to the Cyberonics, Inc. Amended and Restated 1997 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.1
10.18†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.5
10.19†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (three-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.6
10.20†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan between Cyberonics, Inc. and the directors listed on the schedule attached thereto (four-year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.7
10.21†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. Amended and Restated 1997 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2007	000-19806	10.8

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.24†	Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on August 27, 2003	333-108281	4.3
10.25†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan	Cyberonics, Inc.’s Registration Statement on Form S-8 filed on June 18, 2007	333-143821	4.1
10.26†	First Amendment to the Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.3
10.27†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto dated as of the dates so indicated.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2008	000-19806	10.30
10.28†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Common Stock Price	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.1
10.29†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Income	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.2
10.30†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.3
10.31†	Form of Executive Restricted Stock Agreement dated September 10, 2007 under the Cyberonics, Inc. New Employee Equity Inducement Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto relating to Cyberonics’ Net Sales and Earnings	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2007	000-19806	10.4
10.32†	Cyberonics, Inc. 2005 Stock Plan	Cyberonics, Inc.’s Proxy Statement for the Special Meeting of Stockholders filed on April 14, 2005	000-19806	Annex A
10.33†	First Amendment to the Cyberonics, Inc. 2005 Stock Plan dated August 19, 2008	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2008	000-19806	10.2
10.34†	Form of Director Restricted Stock Agreement effective June 1, 2005	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.1
10.35†	Form of Amendment to Director Stock Option Agreement dated December 2006 between Cyberonics, Inc. and the directors listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.68
10.36†	Form of Stock Option Agreement under the Cyberonics, Inc. 2005 Stock Plan between Cyberonics, Inc. and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.70
10.37†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (one-year vesting)	Cyberonics, Inc.’s Quarterly Form 10-Q for the quarter ended July 29, 2005	000-19806	10.2
10.38†	Form of Employee Restricted Stock Agreement under the Cyberonics, Inc. 2005 Stock Plan (five-year vesting) and the executive officers listed on the schedule attached thereto	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.72
10.39†	Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 29, 2009	000-19806	10.1
10.40†	Form of Indemnification Agreement for directors of Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.66
10.41†	Summary of Non-Equity Incentive Compensation Plans	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.64
10.42†	Executive Restricted Stock Agreement between Cyberonics, Inc. and Daniel J. Moore dated June 18, 2007	Cyberonics, Inc.’s Annual Report on Form 10-K for the year ended April 27, 2007	000-19806	10.66
10.43†	Employment Agreement dated March 23, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on March 29, 2011	000-19806	10.1
10.44†	First Amendment to Employment Agreement dated July 25, 2011 between Cyberonics, Inc. and Daniel J. Moore	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.48†	Indemnification Agreement effective August 1, 2003 between Cyberonics, Inc. and David S. Wise	Cyberonics, Inc.’s Annual Report on Form 10-K for the fiscal period ended April 28, 2006	000-19806	10.61
10.63†	First Amendment to the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Proxy Statement on Schedule 14A filed on August 2, 2012	000-19806	Appendix A
10.65†	Form of Stock Option Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.1
10.66†	Form of Director Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (one year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.2
10.67†	Form of Executive Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (three year vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.3
10.68†	Form of Performance Based Restricted Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.4
10.69†	Form of Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan (time vesting)	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.5
10.70†	Form of Performance Based Phantom Stock Agreement under the Cyberonics, Inc. 2009 Stock Plan	Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013	000-19806	10.6
10.72†	Employment Agreement September 12, 2013 effective between Rohan J. Hoare, PH.D. and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on September 12, 2013	000-19806	10.1
10.73	Support Agreement dated February 26, 2015 by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 Sarl, Ghea S.r.l., Bios S.p.A. and Tower 6Bis Sarl	Cyberonics, Inc.’s Current Report on Form 8-K filed on February 27, 2015	000-19806	10.1
10.74#	Flint Hills Amended and Restated License Agreement dated January 1, 2011	Cyberonics, Inc.’s Annual Report on Form 10-K filed on June 15, 2015	000-19806	10.74
10.75#	Flint Hills First Amendment to Amended and Restated License Agreement, dated January 1, 2015	Cyberonics, Inc.’s Annual Report on Form 10-K filed on June 15, 2015	000-19806	10.75
10.76	Form of VP Employment Agreement effective January 1, 2011	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 5, 2011	000-19806	10.1
10.77	Form of First Amendment to Employee Agreement effective July 25, 2011	Cyberonics, Inc.’s Current Report on Form 8-K filed on July 27, 2011	000-19806	10.2
10.78†	Form of Employment Agreement (Messrs. Browne, Wise and Hoare) as of January 1, 2015	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 7, 2015	000-19806	10.1
10.79†	Employment Agreement, effective January 1, 2015, between Darren W. Alch and Cyberonics, Inc.	Cyberonics, Inc.’s Annual Report on Form 10-K filed on June 15, 2015	000-19806	10.79
10.80†	Employment Agreement dated January 22, 2015 between Daniel J. Moore and Cyberonics, Inc.	Cyberonics, Inc.’s Current Report on Form 8-K filed on January 30, 2015	000-19806	10.1
21.2	List of Subsidiaries of Cyberonics, Inc. as of June 2015	Cyberonics, Inc.’s Annual Report on Form 10-K filed on June 15, 2015	000-19806	21.2
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP	Cyberonics, Inc.’s Annual Report on Form 10-K filed on June 15, 2015	000-19806
24.1	Powers of Attorney (included on the Signature Page to the Form 10-K)	Cyberonics, Inc.’s Annual Report on Form 10-K filed on June 15, 2015	000-19806
31.1*	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cyberonics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

__________*__________ Hugh M. Morrison	Chairman of the Board of Directors	July 1, 2015

/s/ DANIEL J. MOORE Daniel J. Moore	Director, President and Chief Executive Officer (Principal Executive Officer)	July 1, 2015

/s/ GREGORY H. BROWNE Gregory H. Browne	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 1, 2015

__________*__________ Guy C. Jackson	Director	July 1, 2015

__________*__________ Joseph E. Laptewicz	Director	July 1, 2015

__________*__________ Alfred J. Novak	Director	July 1, 2015

__________*__________ Arthur L. Rosenthal, Ph.D.	Director	July 1, 2015

__________*__________ Jon T. Tremmel	Director	July 1, 2015

*By: /s/ DANIEL J. MOORE Daniel J. Moore, Attorney-in-fact

*By: /s/ GREGORY H. BROWNE Gregory H. Browne, Attorney-in-fact