Form 10-K/A
period 2015-04-24
CYBERONICS INC
filed 2015-07-28
CIK 864683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

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

At July 22, 2015, 25,994,002 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended April 24, 2015 of Cyberonics, Inc. that was filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2015 (as amended by Amendment No. 1 thereto, which was filed with the SEC on July 1, 2015, the “Original Filing”). In this Amendment, the terms “the Company,” “Registrant,” “we,” and “our” refer to Cyberonics, Inc. and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L.).

This Amendment is being filed solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2015 Annual Meeting of Stockholders.  This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended April 24, 2015. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications by our Chief Executive Officer and Chief Financial Officer, which are being filed as exhibits to this Amendment.  Because no financial statements are contained in this Amendment, the certifications pursuant to 18 U.S.C. §1350 are not included.

Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing, including, without limitation, the financial statements.  Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Name	Age	Position
Daniel J. Moore	54	President & Chief Executive Officer
Gregory H. Browne	62	Senior Vice President, Finance & Chief Financial Officer
Rohan H. Hoare	50	Senior Vice President & Chief Operating Officer
David S. Wise	60	Senior Vice President, Chief Administrative Officer & Secretary
Darren W. Alch	49	Vice President, General Counsel & Assistant Secretary

Mr. Moore was appointed to our Board of Directors (“Board”) in May 2007.  Contemporaneous with his appointment to our Board, Mr. Moore was appointed by our Board as President and Chief Executive Officer (“CEO”).  Mr. Moore joined us from Boston Scientific Corporation (“Boston Scientific”), a diverse maker of minimally invasive medical products, where, since 1989, he held positions in sales, marketing, and senior management in the United States and in Europe.  His last position at Boston Scientific was President, International Distributor Management.  Prior to that role, he held the position of President, Inter-Continental, the fourth largest business unit of Boston Scientific, with more than 1,000 global employees and revenues exceeding $700 million.  Mr. Moore previously held senior management positions at several Boston Scientific U.S. and international divisions.  In addition to the Cyberonics board of directors, he currently serves on the board of directors of TriVascular Technologies, Inc. (NASDAQ: TRIV), GI Dynamics, Inc. (ASX: GID), BrainScope Company, Inc. (Chairman), a company focused on traumatic brain injury, the BioHouston Executive Committee, Weldon School of Biomedical Engineering Advisory Board, the Epilepsy Foundation of America and the Medical Device Manufacturers Association (immediate past-Chairman).  Past board positions include Topera, Inc. (acquired by Abbott Laboratories), Smiling Kids, Inc., the Epilepsy Foundation of Texas (past-Chairman), and the Epilepsy Foundation of Texas-Houston (past-President).

Mr. Browne joined us in July 2007 as Vice President, Finance & Chief Financial Officer (“CFO”).  In April 2011, he was promoted to Senior Vice President, Finance & CFO.  Mr. Browne has served as both CEO and CFO for several publicly traded healthcare companies.  From May 2002 to June 2006, he was CFO at Amedisys, Inc., a home nursing company with revenues in excess of $600 million, during a period of substantial growth in revenue, profitability and market capitalization.  From June 2006 to November 2006, Mr. Browne was a private investor, and from November 2006 to July 2007, he was a partner with Tatum, LLC, an executive services company.  He was the founder in 1996 and served as President until March 2001 and a director until October 2001 of PeopleWorks, Inc., a human resource outsourcing company.  From January 1992 to July 1995, he served as CEO for Ramsay Healthcare Inc., a provider of psychiatric services, and from 1989 to 1991 as CEO for Ramsay-HMO, Inc., a health maintenance organization.  Since 2010, Mr. Browne has served as a director and member of the Compensation Committee of WCS Corporation, LLC, a privately held company focused on wound care solutions.

Dr. Hoare joined us in September 2013 as Senior Vice President, Strategic Planning.  In April 2014, he was promoted to Senior Vice President & Chief Operating Officer.  From December 2012 to September 2013, Dr. Hoare was an independent medical technology consultant.  From 2004 to December 2012, he was employed in the Neuromodulation Division of St. Jude Medical, Inc. (formerly, Advanced Neuromodulation Systems, Inc.), where he held a series of positions of successively greater responsibility.  These positions included Senior Advisor (September 2012 to December 2012), President (August 2011 to September 2012), Vice President, Research & Development (2008 to 2012), Vice President, Strategy & Emerging Therapies (2005 to 2008), and Vice President, Strategy (2004 to 2005).  From 1993 to 2003, Dr. Hoare worked for McKinsey & Company.  He received a Bachelor of Science in Physics and was awarded Faculty of Science Scholar honors at Monash University in Melbourne, Australia.  He continued his studies at Harvard University as a Fulbright Scholar, where he received a Master of Arts and a Ph.D. in Physics.

Mr. Wise joined us in September 2003 as Vice President and General Counsel.  He was appointed our Secretary in November 2003.  In June 2009, he assumed responsibility for Human Resources and in April 2011, he was promoted to Senior Vice President & Chief Administrative Officer, as well as Secretary, with responsibility for

Human Resources, Information Technology, Legal and Government Affairs.  From 1994 to 2003, he was employed in positions of increasing responsibility at Centerpulse USA, Inc. (formerly Sulzer Medica), at the time a diverse global medical devices company, where he eventually served as Group Vice President and General Counsel.  Prior to Centerpulse, he spent 12 years in private practice, focused on intellectual property and commercial litigation.  Mr. Wise currently serves as a member of the board of directors of the Epilepsy Foundation of Texas and the Epilepsy Foundation of Texas-Houston (Vice President).

Mr. Alch joined us in August 2005 as Compliance Officer and Assistant General Counsel.  He also assumed the role of Privacy Officer at that time.  He was appointed Assistant Corporate Secretary in December 2010.  In April 2011, he was appointed to the position of Vice President, Corporate Counsel & Compliance Officer and Assistant Secretary, and in April 2013, he was appointed to his current position as Vice President, General Counsel and Assistant Secretary.  Before joining Cyberonics, he was a shareholder in the health law group of the national law firm of Jenkens & Gilchrist, P.C., which he joined in 1996.  Prior to Jenkens & Gilchrist, he worked for pharmaceutical manufacturer Pfizer, Inc. in a sales and marketing capacity.  Mr. Alch is a graduate of the U.S. Military Academy at West Point, and served on active duty in the U.S. Army as a field artillery officer.

Board of Directors

Name	Age	Position
Hugh M. Morrison	68	Independent Chairman
Guy C. Jackson	73	Independent Director; Chairman, Audit Committee
Joseph E. Laptewicz, Jr.	66	Independent Director; Chairman, Nominating & Governance Committee
Daniel J. Moore	54	Director, Chief Executive Officer & President
Alfred J. Novak	67	Independent Director
Arthur L. Rosenthal, Ph.D.	68	Independent Director; Chairman, Compensation Committee
Jon T. Tremmel	69	Independent Director

Mr. Morrison was appointed to our Board in November 2006.  From July 2012 to present, Mr. Morrison has engaged in independent consulting and investments.  From September 2008 through June 2012, he was a Managing Director at Callahan Advisors, LLC, an investment management company.  From 1983 to December 2005, Mr. Morrison served as a director, and from January 1998 to December 2005 as chairman of the board of directors, of Advanced Neuromodulation Systems, Inc., a publicly held designer, developer, manufacturer, and marketer of advanced implantable neurostimulation devices acquired by St. Jude Medical, Inc. in 2005.  Mr. Morrison served as a director of Owen Healthcare, Inc., a publicly held hospital pharmacy management firm, from 1994 until it was acquired in 1996 by Cardinal Healthcare. In addition, Mr. Morrison served as a director of Dow Hickam Pharmaceuticals, Inc., a pharmaceutical manufacturer and marketer, from 1984 to 1991, when the company was sold to Mylan Laboratories, Inc. From March 1996 to May 2006, Mr. Morrison served as President and CEO, and from January 1998 to May 2006 as Chairman of the board of directors, of Pilgrim Cleaners, Inc., a retail dry cleaning company operating over 100 stores (“Pilgrim”), and its parent, Clean Acquisition, Inc. (“Clean”).  Subsequent to Mr. Morrison’s resignation, Pilgrim and Clean each filed a petition under Chapter 7 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas, Houston Division in July 2006.  Mr. Morrison is licensed as a Certified Public Accountant.  Mr. Morrison’s particular qualifications for service on our Board include his extensive board leadership experience in the healthcare sector, specific knowledge of neurostimulation device businesses, his operating executive experience, and his accounting expertise.

Mr. Jackson has been a member of our Board since July 2003.  In June 2003, Mr. Jackson retired from the accounting firm of Ernst & Young LLP after 35 years with the firm and one of its predecessors, Arthur Young & Company.  During his career, Mr. Jackson served as the audit partner for a number of public companies.  Mr. Jackson has a B.S. degree from The Pennsylvania State University and a M.B.A. from the Harvard Business School.  Mr. Jackson also serves on the board of directors and is chairman of the audit committee of Digi International, Inc., a technology company, and is a former director and chairman of the audit committees of Life Time Fitness, Inc., an operator of health and activity centers acquired by an investor group in June 2015, Urologix, Inc., a medical device company, and EpiCept Corporation, a specialty pharmaceutical company, which merged with Immune Pharmaceuticals Inc.  Mr. Jackson’s particular qualifications for service on our Board include his understanding of audit committee and board processes, his substantial experience with external and internal audits, his expertise in the finance area, and his medical technology knowledge gained as a partner at Ernst & Young LLP and on other boards.

Mr. Laptewicz has been a member of our Board since September 2008.  Mr. Laptewicz, who retired as a business executive in 2000, has extensive medical device experience.  From 1998 to 2005, he served on the board of directors of Advanced Neuromodulation Systems, Inc., a publicly held manufacturer of implantable neuromodulation devices for the treatment of pain acquired by St. Jude Medical, Inc. in 2005.  From 1996 to 2003, he served on the board of directors of AngioDynamics, Inc., a publicly held manufacturer of interventional radiology products.  From 1994 to 2000, Mr. Laptewicz served as President and CEO, and from 2001 to 2004 as Chairman of the board of directors, of Empi, Inc., a leading manufacturer and provider of non-invasive medical products for pain management and physical rehabilitation.  From 1972 to 1994, Mr. Laptewicz served in various positions of increasing responsibility for subsidiaries of Pfizer, Inc., at the time, a large pharmaceutical and medical technology company, including Vice President and General Manager from 1990 to 1991 and President from 1991 to 1994 of Schneider (USA), Inc., a worldwide manufacturer of catheters, stents, and related medical products.  Mr. Laptewicz’s particular qualifications for service on our Board include many years of demonstrated managerial ability from service as CEO and President and in other senior executive positions at medical technology companies and his experience serving on the board of directors of Advanced Neuromodulation Systems, Inc.

Mr. Moore’s biographical information is set forth above under “— Executive Officers” (p. 4).  Mr. Moore’s particular qualifications for service on our Board include his extensive domestic and international sales, management, and operating executive experience at a diverse, global medical device manufacturer, as well as his service as the President and CEO of our company.

Mr. Novak was appointed to our Board in January 2007.  From April 2014 until April 2015, Mr. Novak served as President and CEO of Syntheon Cardiology, LLC, an early-stage company developing a percutaneous prosthetic aortic heart valve.  From September 1999 until January 2014, he served on the board of directors of OrbusNeich Medical Technology Company, Ltd., a privately held interventional cardiology company, where he was Chairman and CEO from January 2010 until October 2013.  He previously served as Chairman of the board of directors of ProRhythm, Inc., a privately held company dedicated to the treatment of atrial fibrillation through the use of ultrasound technologies.  In September 1998, he was a founder of Syntheon, LLC, a privately held company that focused on minimally invasive medical devices for the gastroenterology and vascular markets.  From October 2002 until March 2006, Mr. Novak was the President, CEO and a director of Novoste Corporation, a publicly held interventional cardiology company.  From December 1998 until October 2002, Mr. Novak was a member of the board of directors of Sutura, Inc., a vascular closure company.  Mr. Novak was President, CEO, and a director of Biosense, Inc., an electrophysiology company, from July 1996 until January 1998, when it was acquired by Johnson & Johnson.  He was employed by Cordis Corporation, then a publicly held cardiology company, from April 1984 until July 1996, when it was acquired by Johnson & Johnson.  At Cordis, he served as Vice President and CFO and had additional responsibility for Americas Sales and Marketing, Asia Pacific operations, electrophysiology, interventional neuroradiology and neuroscience, strategic planning and business development activities.  Mr. Novak’s particular qualifications for service on our Board include his broad operating executive experience as CEO and CFO at medical device companies, his board of director experience at medical device companies, his expertise concerning new product development, regulatory approval and commercialization of medical devices and his finance and accounting expertise.

Dr. Rosenthal was appointed to our Board in January 2007.  Since June 2010, he has served as Professor of Practice in the Biomedical Engineering Department at Boston University.  Since December 2011, he has also served as CEO of gEyeCue, Ltd., which he co-founded, a development-stage medical device company working on a guided biopsy for lower and upper gastrointestinal cancer screening.  From June 2011 until July 2012, he served as executive vice chairman of Cappella Medical Devices Ltd. (now ArraVasc Ltd.), a development-stage company focused on novel device solutions for coronary artery disease.  From June 2009 until June 2011, he served as President and CEO of Cappella, Inc.  Dr. Rosenthal served as chairman, from January 2002, and CEO, commencing in January 2005, of Labcoat, Ltd. until its acquisition by Boston Scientific Corporation in December 2008.  From January 1994 to May 2000, he was a Senior Vice President, Corporate Officer, and Chief Development Officer of Boston Scientific, and from May 2000 until his retirement in January 2005, he was a Senior Vice President, Chief Scientific Officer, and Executive Committee Member of Boston Scientific. From 2000 until 2010, Dr. Rosenthal served as a non-executive director, and from 2006 through 2009, as chairman of the Remuneration Committee, of Renovo, Ltd., a U.K.-based pharmaceutical company that became publicly traded in 2006.

In July 2009, Dr. Rosenthal joined the board of Interface Biologics, Inc., a Toronto-based development-stage company focused on drug delivery devices, as a non-executive director.  In April 2011, he was elected Chairman at Interface Biologics, Inc.  From June 2011 until May 2015, he served on the board of Arch Therapeutics, Inc., a life science company based in Natick, MA developing liquid polymers to stop or control bleeding.  Dr. Rosenthal’s particular qualifications for service on our Board include more than 40 years developing medical device technologies as an individual contributor, technology executive, and serial entrepreneur, his extensive knowledge of regulatory and compliance requirements pertaining to medical devices, his experience with new product development and technology commercialization, and his experience as an operating executive at a major medical device manufacturer.

Mr. Tremmel was elected to our Board in 2010.  He has been a business consultant since his retirement from Medtronic, Inc. in April 2007, where he had been the President of Medtronic’s Neurological Division since March 2003 and President of Medtronic’s Physio-Control Division from May 2001 until March 2003.  Mr. Tremmel also served as the President of Medtronic’s Tachyarrhythmia Management and Interventional Vascular Divisions between 1992 and 2001.  Prior to 1992, he served in various positions of increasing responsibility at Medtronic after joining the company in 1978.  Mr. Tremmel currently serves on the board of directors and compensation committee of EnteroMedics, Inc., a publicly traded company that has developed a neurostimulation device for the treatment of obesity, ACell Inc., a privately held company developing products for the treatment of regenerative and tissue repair applications in wounds, and Flowonix Medical Incorporated, a privately held company developing implantable drug pump technology for pain and other indications.  Mr. Tremmel’s particular qualifications for service on our Board include his extensive global experience in the medical device industry, including expertise in strategic planning, new business development and organization development, as well as specific responsibility for a large implantable neurostimulation device business.

There are no family relationships among any of our directors or executive officers.

Committees of Our Board

General

Our Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating & Governance Committee.  Each committee is comprised entirely of independent directors, as currently required under the SEC’s rules and regulations and The NASDAQ Stock Market L.L.C. (“NASDAQ”) listing standards, and each committee is governed by a written charter approved by the Board.  These charters form an integral part of our corporate governance policies, and a copy of each charter is available on our website at http://ir.cyberonics.com/governance.cfm.

The table below provides the composition of each standing committee of our Board:

Name	Audit Committee	Compensation Committee	Nominating & Governance Committee
Guy C. Jackson	C		X
Joseph E. Laptewicz, Jr.		X	C
Alfred J. Novak	X		X
Arthur L. Rosenthal, Ph.D.	X	C
Jon T. Tremmel		X

C — Chairman

Audit Committee

The Audit Committee is comprised entirely of independent directors and is governed by a Board-approved charter stating its responsibilities.  Under its charter, the Audit Committee is responsible for:

•                                          reviewing our consolidated financial statements and internal controls with management and the independent auditors;

•                                          monitoring actions we take to comply with our internal accounting and control policies, as well as external financial, legal, and regulatory requirements, and our internal audit function;

•                                          reviewing the qualifications and independence of the independent registered public accounting firm (“independent auditors”) engaged for the purpose of auditing our consolidated financial statements and internal controls and issuing an audit report for inclusion in our Annual Report on Form 10-K; and

•                                          the appointment, compensation, and oversight of our independent auditors, including pre-approval of all services, and the evaluation of their performance.

The Audit Committee meets at least quarterly with management, the independent auditor, and our internal audit director in separate executive sessions to discuss any matter that any of these groups believe should be discussed privately.  Pursuant to its charter, the committee has the authority, at our expense, to retain professional advisors, including legal, accounting, or other consultants, to advise it in connection with the exercise of its powers and responsibilities.

The Board has determined that each Audit Committee member satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards, and our Corporate Governance Guidelines.  The Nominating & Governance Committee has determined that each Audit Committee member is financially literate and that Messrs. Jackson and Novak qualify as “audit committee financial experts” within the meaning of the SEC’s rules and regulations.  A copy of the Audit Committee Charter is available on our website at http://ir.cyberonics.com/governance.cfm.

The Audit Committee held six meetings and acted by written consent three times during the fiscal year ended April 24, 2015.

Compensation Committee

The Compensation Committee is comprised entirely of independent directors and is governed by a Board-approved charter stating its responsibilities.  A copy of the Compensation Committee Charter is available on our website at http://ir.cyberonics.com/governance.cfm.  The committee establishes the salary and incentive compensation of our executive officers and administers our stock plans.  Under its charter, the committee:

•                                          reviews, evaluates, and approves all agreements, plans, policies, and programs to compensate our officers and to recommend the same for our directors;

•                                          reviews, evaluates and approves equity and equity derivative awards to our officers, employees, and others, as permitted by our equity award plans; and

•                                          reviews and discusses with our management the Compensation Discussion and Analysis for the proxy statement for our annual meeting of stockholders and determines whether to recommend to our Board that the Compensation Discussion and Analysis be included in the proxy statement.

The Compensation Committee works with our executive management team, including our CEO, CFO, and Chief Administrative Officer (“CAO”), to oversee our executive compensation programs.

Our CEO plays a key role in the process by:

•                                          recommending, at the beginning of the fiscal year, the performance objectives for the Annual Executive Bonus Program;

•                                          recommending, at the beginning of the fiscal year, adjustments to annual base salaries of the officers;

•                                          recommending, at the beginning of the fiscal year, equity incentive awards for the officers;

•                                          preparing, at the end of the fiscal year, an evaluation of each executive officer and a self-evaluation; and

•                                          preparing, at the end of the fiscal year, an analysis of performance objective achievements and recommending annual bonus amounts for each officer.

During fiscal year 2015, our CFO assisted the Compensation Committee by assembling and providing to our CEO, and through our CEO to the Compensation Committee, certain financial and other data for measuring achievement of performance objectives.

The Compensation Committee has the sole authority to retain and terminate a compensation consultant to assist with its responsibilities, as well as the sole authority to approve the consultant’s fees, which are then paid by the company.  Our officers do not discuss compensation matters with the Compensation Committee’s consultant, except as needed to respond to questions from the consultant.  The Compensation Committee’s consultant does not provide services for the company or any of our officers.

In years prior to fiscal year 2015, during the third quarter of the fiscal year, the Compensation Committee has engaged the services of Pearl Meyer & Partners (“Pearl Meyer”), an experienced compensation consulting firm, to prepare a peer-group review and, in the fourth quarter of the fiscal year, assessments of current compensation for our officers.  On February 26, 2015, we announced an intention to merge with Sorin S.p.A., and as a result, the Compensation Committee determined that it would not engage Pearl Meyer during the third quarter of fiscal year 2015.

The Board has determined that each Compensation Committee member satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards, and our Corporate Governance Guidelines.

The report of the Compensation Committee is set forth under “Item 11 — Compensation Committee Report” (p. 25) in this Amendment.

The Compensation Committee held 10 meetings and acted by written consent seven times during the fiscal year ended April 24, 2015.

Nominating & Governance Committee

The Nominating & Governance Committee is comprised entirely of independent directors and is governed by a Board-approved charter stating its responsibilities.  Under the terms of its charter, the committee develops and recommends corporate governance principles and policies to our Board and administers the process for identifying candidates for membership on our Board.  This includes developing criteria for Board membership and recommending and recruiting director candidates.  For information regarding the committee’s policies and procedures for identifying, evaluating, and selecting director candidates, including candidates recommended by stockholders, please see “— Director Selection Process” (p. 11).

The committee evaluates the independence and other standards applicable to service on the Board and its committees, including whether each Audit Committee member is financially literate and an “audit committee financial expert” within the meaning of the rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and makes recommendations to the Board regarding director independence.  The committee also evaluates and recommends changes as appropriate to Board and committee size, composition, and chairmanship and committee structure and administers the process for annual Board and committee self-evaluations.

Finally, the committee prepares and recommends the Board’s CEO succession planning policies and reviews succession planning activities.

The Board has determined that each of the Nominating & Governance Committee members satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards, and our Corporate Governance Guidelines.  A copy of the Nominating & Governance Committee Charter is available on our website at http://ir.cyberonics.com/governance.cfm.

The Nominating & Governance Committee held four meetings and did not act by written consent during the fiscal year ended April 24, 2015.

Our Governance Practices

General

We are committed to sound corporate governance practices.  Our governance rules and procedures are described in our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics, Financial Code of Ethics, and charters for each standing committee of our Board.  Each of these documents is available on our website at http://ir.cyberonics.com/governance.cfm.

Codes of Ethics

Our Board has adopted a Corporate Code of Business Conduct and Ethics for our employees, agents, and representatives.  In addition, our Board has adopted a Financial Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, controller, and other senior financial officers.  A copy of each code is available on our website at http://ir.cyberonics.com/governance.cfm.  Any change to, or waiver from, either code will be disclosed as required by applicable securities laws.

Our Board

Board Size

Our Board is currently composed of seven directors.  The Nominating & Governance Committee of our Board considers and makes recommendations to our Board concerning the appropriate size and needs of our Board and considers candidates to fill new positions created by expansion or vacancies that occur by resignation, retirement, or any other reason.

Director Independence

As required under the listing rules of NASDAQ, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board.  Pursuant to its charter, the Nominating & Governance Committee applies the independence standards required by law, applicable listing rules, our certificate of incorporation or bylaws, or our corporate governance guidelines to determine whether or not each director and each prospective director is independent and makes a recommendation to the Board as to the independence or not of each director or prospective director.

The Nominating & Governance Committee and the Board evaluated all relevant transactions and relationships between each director, or any of his or her family members, and our company, senior management, and our independent registered public accounting firm.  Based on this evaluation, the Nominating & Governance Committee and the Board has determined that the following individuals, constituting a majority of the members of our Board, are “independent” as that term is defined in the NASDAQ listing standards and under the U.S. securities laws:  Guy Jackson, Joseph Laptewicz, Hugh Morrison, Alfred Novak, Arthur Rosenthal, and Jon Tremmel.  Daniel Moore is not independent because he currently serves as our President and Chief Executive Officer.

Director Selection Process

The Nominating & Governance Committee is responsible for establishing criteria for seeking and selecting individuals to recommend to our Board as director candidates.  In this regard, the Nominating & Governance Committee considers the entirety of each candidate’s credentials.  We have chosen not to specify minimum qualifications that must be met by a candidate, as different factors may assume greater or lesser significance at particular times, and the needs of our Board may vary in light of its composition and the Nominating & Governance Committee’s perceptions about future issues and needs.  However, while the Nominating & Governance Committee does not maintain a formal list of minimum qualifications in making its evaluation and recommendation of candidates, it may consider, among other factors:

•                                          a high ethical character consistent with our Corporate Code of Business Conduct and Ethics, which is available on our website, http://ir.cyberonics.com/governance.cfm;

•                                          accomplishments within their respective fields, active and former chief executive officers of public companies and leaders of major complex organizations, including scientific, governmental, educational and other non-profit institutions;

•                                          leaders in the fields of medicine, including neurology and cardiology, and including those who have received awards and honors in their fields;

•                                          relevant business and financial expertise and experience, including expertise and experience particularized to our business, and the ability to offer advice and guidance to the CEO based on that expertise and experience;

•                                          ability to exercise sound business judgment; and

•                                          diversity reflecting gender, ethnic background, and professional experience.

The Nominating & Governance Committee values diversity as one of several factors considered in evaluating otherwise well-qualified director candidates, as described above, but it has not adopted a formal policy requiring that it be given more or less consideration than other factors in identifying director candidates.

The Nominating & Governance Committee may consider candidates for our Board from any reasonable source, including from a search firm engaged by the Nominating & Governance Committee or stockholder recommendations, provided that the procedures set forth below are followed.  Any invitation to join our Board must be extended by our Board as a whole.

A stockholder or group of stockholders may recommend potential candidates for consideration by the Nominating & Governance Committee by sending a written request to our Secretary, David S. Wise, by mail at 100 Cyberonics Boulevard, Houston, Texas 77058 or by facsimile at (281) 283-5369, not later than 120 calendar days prior to the first anniversary of the annual meeting for the previous year.  The written request must include the following:

•                                          the name and address of the person or persons to be nominated;

•                                          the number and class of all shares of each class of our stock owned of record and beneficially by each nominee, as reported to the nominating stockholder by the nominee;

•                                          the information regarding each such nominee required by paragraphs (a), (d), (e), and (f) of Item 401 of Regulation S-K adopted by the SEC;

•                                          a signed consent by each nominee to serve as our director, if elected;

•                                          the nominating stockholder’s or stockholders’ name(s) and address(es);

•                                          the number and class of all shares of each class of our stock owned of record and beneficially by the nominating stockholder(s); and

•                                          in the case of a person who holds our stock through a nominee or street-name holder of record, evidence establishing such indirect ownership of stock and entitlement to vote such stock for the election of directors at the annual meeting.

From time to time, the Nominating & Governance Committee may request additional information from the nominee or the nominating stockholder(s).  Possible candidates suggested by stockholders are evaluated by the Nominating & Governance Committee in the same manner as other possible candidates.

Meetings

Our Board held a total of 14 meetings and acted by written consent five times during the fiscal year ended April 24, 2015.  In addition, during the same fiscal year, each director attended at least 75% of the Board meetings and the meetings held by committees on which the director served.

Executive Sessions; Presiding Director

The independent directors meet in executive session at the beginning and at the end of each regularly scheduled quarterly meeting of our Board.  The independent directors met in two executive sessions in each of four meetings during the fiscal year ended April 24, 2015.  Our Board has appointed an independent, non-executive Chairman.  We believe that an independent Chairman facilitates our Board’s independent oversight of our executive officers’ management of strategic direction, operational execution, and business risk, thereby better protecting stockholder value.  Our current non-executive Chairman, Hugh M. Morrison, presides over Board meetings and executive sessions of our independent directors.

Board Oversight of Risk Management

Our Board monitors the manner by which management addresses the various risks we face in many different areas, including business strategy, government regulation, financial condition, internal controls, health care compliance and other legal matters, cyber security, product development, competition for talent, business vitality, operational efficiency, quality assurance, health and safety, supply chain management, reputation, customer buying patterns, natural disasters, and intellectual property, among many others.  Our Board believes that, in light of the interrelated nature of our risks, and although a Board committee with insights helpful on particular risks may assist, oversight of risk management ultimately is the responsibility of the full Board.

In carrying out its risk oversight responsibility, our Board receives a quarterly legal risk management report describing the status of all pending and threatened claims and governmental investigations and a quarterly risk management spreadsheet compiling information and actions pertaining to a wide range of risks collected from our executive officers.  In addition, at each regularly scheduled quarterly Board meeting, our CEO highlights recent developments, if any, as to significant risks that management believes should be monitored by our Board.  Members of our Board also have an opportunity at each regularly scheduled quarterly Board meeting, as well as, at their discretion, anytime between such Board meetings, to question executive management about any risks related to our business.

Annual Stockholder Meeting Attendance

We do not have a formal policy regarding director attendance at our annual meeting.  However, our directors are expected to attend board meetings and meetings of committees on which they serve and to spend the time needed and meet as frequently as necessary to discharge their responsibilities appropriately.  Two of our directors attended our 2014 Annual Meeting of Stockholders.

Limitation on Public Company Board Service

The Nominating & Governance Committee monitors the number of public company boards on which each director serves and develops limitations on such service as appropriate to ensure the ability of each director to fulfill his or her duties and as otherwise may be required or limited by applicable securities laws or NASDAQ listing standards.  Our Board has adopted a policy, described in our Corporate Governance Guidelines, prohibiting any Board member from serving on the boards of more than four other public companies.  In addition, no director may serve on the audit committee of more than two other public company boards, if that director also serves on our Board’s Audit Committee, unless our Board specifically determines that such service would not impair the director’s ability to serve effectively on our Board’s Audit Committee.  Our Board currently complies with these policies.

Term and Age Limits

Our Board does not believe it should establish term or age limits.  Term and age limits help ensure the availability of fresh ideas and viewpoints, but deprive the Board of directors who have been able to develop, over a period of time, increasing insight into our business and operations.  As an alternative to term or age limits, the Nominating & Governance Committee reviews each director’s continuation on our Board every year.  In connection with this review, the Nominating & Governance Committee specifically considers whether a director’s tenure has or may compromise his or her independence.  In particular, the Nominating & Governance Committee evaluated the independence of Mr. Jackson, who has served on our Board and as our Audit Committee Chairman for 12 years and determined that Mr. Jackson continues to be an independent voice and compelling stockholder advocate, as well as a well-qualified and highly effective Audit Committee Chairman.

Succession Planning

The Nominating & Governance Committee reports to our Board on CEO succession planning at least annually.  During the fiscal year ended April 24, 2015, the Nominating & Governance Committee reviewed and confirmed the continued utility of the Board’s CEO-Absence Event Management Process and CEO Candidate Selection Process, respectively, the process for selecting an interim CEO successor in response to an unanticipated need to do so, and the process for identifying a permanent successor to the CEO.  Also during the recently concluded fiscal year, our CEO discussed with the Nominating & Governance Committee his recommendations for internal candidate succession on an interim basis in response to an absence event, as well as the current state of development of internal candidates as his permanent successor.

Chairman and Chief Executive Officer

Our Board separates the positions of CEO and Chairman of our Board.  Hugh M. Morrison currently serves as the non-executive Chairman of our Board.  See “—Executive Sessions; Presiding Director” (p. 12).

Board and Committee Self-Evaluations

Our Board and each of our Board committees conduct an annual self-evaluation to assess the extent to which they are functioning effectively.  The Nominating & Governance Committee monitors the self-evaluation process to ensure that the Board and committees conduct and review the results of the evaluations.  The assessments focus on our Board’s structure and composition, committees, culture, information and resources, meetings and processes, and key responsibilities, with particular emphasis on areas that can be improved.  The self-evaluations are completed at the end of each fiscal year.  The results are compiled and reported anonymously and reviewed by the Board and committees in connection with our June meetings.

Director Orientation and Continuing Education

Our Board takes measures as it deems appropriate to ensure that its members act on a fully-informed basis.  To that end, our Board adopted a policy requiring that each member of our Board attend at least one director education program every three fiscal years.  The Nominating & Governance Committee is responsible for ensuring compliance with this policy, which is set forth in our Corporate Governance Guidelines.  Each of our directors is currently compliant with this policy.

Each new director is provided the opportunity to review our business and operations with key personnel on accepting a seat on our Board.  We assemble orientation materials for new directors and host an orientation session to introduce our business and our Board procedures and processes.  Additional steps with respect to director orientation and continuing education are taken as necessary to comply with applicable securities laws and NASDAQ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Such officers, directors, and 10% stockholders are also required by securities laws to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4, and 5 (including amendments to such forms) furnished to us during and with respect to our fiscal year ending April 24, 2015, except as set forth below, no director, officer, or beneficial owner of more than 10% of our outstanding shares failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during fiscal year 2015.  On April 9, 2015, Mr. Moore filed a Form 4 due March 17, 2015 in connection with shares forfeited to offset the tax liability associated with the vesting of restricted stock.

ITEM 11.     EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis contains statements regarding future individual and company performance targets and goals.  These targets and goals are disclosed in the limited context of our executive compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance.  We specifically caution investors not to apply these statements to other contexts.

Overview

Executive compensation for fiscal year 2015 aligned well with the objectives of our compensation philosophy and with our performance, highlighted by the following factors:

•                  Our performance in fiscal year 2015 fell short of certain of our financial and product development targets, leading to annual executive bonus payouts at 58.74% of target amounts.

•                  Record net sales of $291.558 million (a 3.4% increase from fiscal year 2014) was 6.0% below our net sales objective of $310.215 million, resulting in a significant underachievement of this objective.

•                  Record income from operations of $88.652 million (a 10.8% increase from fiscal year 2014) was 9.8% below our operating income objective of $98.302 million, due in large part to unanticipated expenses incurred in connection with our proposed merger with Sorin S.p.A., which accounted for $8.692 million of the $9.650 million shortfall.

•                  We achieved four of five product development objectives — a regulatory submission of the AspireSR® generator for FDA approval; CE Mark and FDA regulatory submissions for our ProGuardian™ System; and CE Mark approval and first patient implanted in a new clinical study in chronic heart failure patients for our Vitaria™ System.

•                  We failed to achieve our product development objectives to file CE Mark and FDA regulatory submissions for our Centro™ generator.

•                  Our stock performed well during fiscal year 2015.  As illustrated by the graph below, our cumulative total return significantly outperformed both the S&P 500 Index and the S&P Health Care Equipment Index over the past five years.

Our balanced compensation program fosters employee achievement, retention, and engagement.  We delivered a total compensation package comprised of salary, performance-based annual cash awards, and time-based and performance-based equity awards, supplemented by a competitive employee benefits program.  Together, these elements reinforced pay for performance, provided a balanced focus on both long- and short-term performance, and encouraged employee retention and engagement.

Throughout this Amendment, the individuals who served as our principal executive officer and principal financial officer during fiscal year 2015, as well as our other three executive officers who had the highest compensation for fiscal year 2015 and Dr. Morris, who would have been included among the other three executive officers but for his resignation in December 2014, are referred to as our “Named Executive Officers.”  The terms of office and positions held by each of our Named Executive Officers are shown in the table below.

Name	Position	Term of Office
Current Named Executive Officers:
Daniel J. Moore	President & CEO	May 2007 — Current

Gregory H. Browne	Vice President, Finance & CFO Senior Vice President, Finance & CFO	July 2007 — March 2011 April 2011 — Current

Darren W. Alch	Compliance Officer Assistant General Counsel Assistant Corporate Secretary Vice President, Corporate Counsel Vice President, & General Counsel	August 2005 — Current August 2005 — April 2011 December 2010 — Current April 2011 — April 2013 April 2013 — Present

Rohan H. Hoare	Senior Vice President, Strategic Planning Senior Vice President & Chief Operating Officer	September 2013 — April 2014 April 2014 — Current

David S. Wise	Vice President & General Counsel Secretary Vice President, Human Resources Senior Vice President & Chief Administrative Officer	Sept. 2003 — March 2011 Nov. 2003 — Current June 2009 — March 2011 April 2011 — Current

Milton M. Morris (1)	Vice President, Research & Development Senior Vice President, Research & Development	January 2009 — April 2012 May 2012 — December 2014

(1)  Dr. Morris resigned in December 2014.

The Compensation Framework

On behalf of our Board, the Compensation Committee (referred to as the “Committee” for purposes of this Compensation Discussion and Analysis) reviews, evaluates, and approves all compensation for our executive officers, including our compensation philosophy, policies, and plans.  Some of our executive officers also play important roles in the executive compensation process; however, all final decisions regarding executive compensation remain with the Committee.  The Committee obtains compensation data, as it deems appropriate, from an independent compensation consultant engaged directly by the Committee.  During the third and fourth quarters of fiscal year 2014, the Committee engaged the services of Pearl Meyer, an executive compensation consulting firm, to serve as independent advisor to the Committee in determining the form and amount of executive compensation.  For additional information regarding the Committee’s processes and procedures for the consideration and determination of executive officer compensation, including the role of the Committee’s consultant and management in the process, see “Item 10 — Committees of Our Board — Compensation Committee” (p. 8).

Objectives of Our Executive Compensation Program.  We have developed an executive compensation program designed to recruit and retain key executive officers responsible for our success and to help motivate these officers to enhance long-term stockholder value.  To achieve these goals, the Committee’s executive compensation decisions are based on the following principal objectives:

•                  Providing a competitive compensation package that attracts, motivates, and retains executive officers with the skills and experience to ensure our long-term success.  We have designed multiple pay and reward vehicles that work together to achieve our overall compensation objectives.  These vehicles deliver a competitive package that focuses on rewarding performance and retaining talent, while maintaining alignment with stockholder interests.

•                  Rewarding individual performance while ensuring a meaningful link among our operational performance, stockholder interests, and the total compensation received by our executive officers.  A substantial portion of each executive officer’s compensation is based on the collective performance of our management team, as measured by the achievement of specific, key company objectives.  The emphasis on overall performance is designed to focus our executive officers, working as a team, on a common purpose, using shared performance standards aligned with stockholder interests.

•                  Balancing the components of compensation so that short-term (annual) and long-term performance objectives are recognized.  Our success depends on our executive officers being focused on the critical strategic and tactical objectives, both short-term and long-term, that lead to our success as a company.  The components of our compensation package, coupled with the performance objectives, align our executive compensation with our business objectives.  This philosophy is applied throughout our compensation programs for all employees.  The design of the program, the selected performance objectives, and the timing of awards and payouts are all intended to drive business performance and increase stockholder returns.

The Compensation Setting Process.  For a discussion of the roles of our executive officers and the Committee in the consideration and determination of executive officer compensation, see “Item 10 — Committees of Our Board — Compensation Committee” (p. 8).  The Committee uses several tools to set compensation elements and compensation targets consistent with our executive compensation program objectives.  These include:

•                  Assessment of Individual Performance.  Individual performance has a strong impact on compensation.

•             CEO.  The Committee meets with our CEO at the beginning of the fiscal year to agree on the CEO’s performance objectives for the year.  At the end of the fiscal year, the Committee and the Chairman of our Board meet in executive session to assess the CEO’s performance against his performance objectives, his contribution to our company’s performance, his ethics and integrity, and other leadership accomplishments.

•             Other Executive Officers.  For all other executive officers, the Committee receives performance assessments and compensation recommendations from the CEO and also exercises its judgment based on the Board’s interactions with the executive officers.  As with the CEO, an executive officer’s performance assessment is based on individual achievements and contributions, contribution to our company’s performance, ethics and integrity, and other leadership accomplishments.

•                  Assessment of Company Performance.  The Committee establishes specific, objectively-measureable company performance objectives that the Board, the Committee, and management believe will help drive stockholder value.  Achievement or not of the performance objectives determines the payouts under the annual executive bonus program and the lapsing or not of forfeiture restrictions on performance-based equity incentive awards.

•                  Benchmarking Analysis.  The Committee reviews peer-group data as a market check for compensation decisions, but does not base compensation targets on peer-group data alone.

•             Individual Competitiveness.  The Committee compares the overall pay of individual executives to the most relevant benchmarking data available from its independent consultant, Pearl Meyer.  The individual’s pay is driven primarily by individual and company performance, as well as internal pay equity; the peer group data is used as a market check to compare individual pay to the broad middle range (25th to 75th percentile) of peer group pay.  The Committee typically seeks to maintain base salary in the broad middle range of peer group pay, but will permit annual bonus and long-term equity incentive awards to approach the upper end of the middle range when justified by individual and company performance.

•             Overall Competitiveness.  The Committee uses aggregated market data as a reference point to ensure that executive compensation is competitive, meaning within at least the broad middle range of comparative pay at peer companies when the company achieves its targeted performance levels.

•             Peer Group.  The Committee used the 2014 Peer Group to benchmark compensation decisions for fiscal year 2015.

•             The 2014 Peer Group.  The Committee engaged Pearl Meyer in the third quarter of fiscal year 2014 to re-evaluate our peer group.  Pearl Meyer identified a pool of potential peer companies from the GICS sub-industries, Healthcare Equipment and Healthcare Services; filtered the pool to exclude companies whose revenue or market capitalization fell outside a range of one-third to three times and one-fourth to four times our revenue and market capitalization, respectively; and examined the product and service offerings and growth and valuation prospects to identify comparable companies that would place us approximately at the median for revenue and market capitalization.  Giving preference to companies in the peer group of companies used in fiscal year 2013 (“2013 Peer Group”) and companies listing us as a peer, Pearl Meyer then recommended a peer group consisting of 13 companies in the 2013 Peer Group (two of the 15 companies in the 2013 Peer Group, Conceptus Incorporated and MAKO Surgical Corporation, were acquired) and four new companies*:  Abiomed, Inc., AngioDynamics, Inc., ArthroCare Corporation, Cardiovascular Systems, Inc.*, Dexcom, Inc.*, Endologix Inc., Exactech, Inc., Globus Medical Inc.*, HeartWare International, Inc., Insulet Corporation, Masimo Corporation, Nuvasive, Inc., NxStage Medical, Inc., The Spectranetics Corporation, Thoratec Corporation, Volcano Corporation*, and Wright Medical Group, Inc. (“2014 Peer Group”).  As in prior years, Pearl Meyer used the 2014 Peer Group to create a customized set of benchmarking data (“2014 Custom Survey”) comprising 100% positional data for position titles closely matched to the titles of common positions in the 2014 survey (i.e., CEO, CFO and Chief Operating Officer (“COO”)) and a blend of positional data and ordinal data for certain positions with limited positional matches in the 2014 survey data (i.e., CAO and S.V.P., Research & Development).  Ordinal data matches benchmarking data based solely on the rank of a position among the top five highest compensated executive officers.

•             Fiscal Year 2015.  In fiscal year 2015, the Committee did not engage a compensation consultant due to our proposed merger with Sorin S.p.A.

Reducing the Possibility of Excessive Risk-Taking.  Our executive compensation program is designed to motivate and reward our executive officers for their performance during the fiscal year and over the long term and for taking appropriate risks toward achieving our long-term financial and strategic growth objectives.  The following characteristics of our executive compensation program work to reduce the possibility of our executive officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:

•             Balanced Mix of Pay Components.  The target compensation mix is not overly weighted toward annual incentive awards and represents a balance of base salary, annual short-term incentive compensation in the form of a cash bonus, and long-term equity-based compensation vesting over three or four years or based on long-term performance objectives.  In addition, a substantial portion of the annual bonus program is predicated on achievement of product development milestones that represent key aspects of long-term strategic value, rather than short-term financial objectives.

•             Bracketed Incentive Awards.  Annual cash bonuses can be as little as 0%, but no more than 175.5%, of target.

•             Stock Ownership Guidelines.  Our executive officers and directors are encouraged to comply with guidelines suggesting the ownership of substantial equity positions in our stock.  See “—Other Matters — Stock Ownership Guidelines and Hedging Prohibitions” (p. 23).

•             Performance Assessments.  Compliance and ethical behaviors are integral factors considered in all performance assessments.

Executive Compensation for Fiscal Year 2015

Overview.  In setting compensation and compensation targets for fiscal year 2015, the Committee reviewed fiscal year 2014 individual and company performance and peer group data and also considered then-current trends in executive pay.  The Committee’s review showed the following:

•                  Company Performance.  In fiscal year 2014, we met our full-year guidance for revenue, but fell short of our guidance for income from operations due in large part to expenses incurred in the defense and settlement of a lawsuit.  Although we advanced several important product development objectives, we fell short of our product development objectives on two projects.  Even so, our stock performed well in fiscal year 2014.

•                  Individual Performance.  In assessing the fiscal year 2014 performance of executive officers, the Committee members considered the company’s and the executive officer’s accomplishment of objectives established at the beginning of the fiscal year and their own subjective assessment of the executive officer’s performance.

•                  Mr. Moore.  In assessing Mr. Moore’s performance, the Committee noted that under Mr. Moore’s leadership in fiscal year 2014, we:

•                  delivered record net sales of $282.014 million, representing a 10.9% increase over the prior year, the sixth consecutive year of net sales improvement since he became our CEO;

•                  achieved income from operations of $80.012 million, an increase of only 2.1% over the prior year due to a $7.443 million expense for the defense and settlement of a lawsuit; adjusted for the litigation expense, income from operations would have been $87.454 million or an increase of 11.6% over the prior year;

•                  launched commercial sales of our AspireSR generator, our first generator to sense heart-rate changes associated with a seizure and delivery therapy, in Europe; and

•                  completed construction of our international manufacturing facility in Costa Rica.

•                  Mr. Browne.  Under Mr. Browne’s leadership as CFO, careful budgeting and expense management efforts contributed to our record adjusted income from operations performance.  In addition, we completed the fiscal year with $103 million in cash at the end of the fiscal year, after share repurchases totaling $72 million.  Mr. Browne also maintained proper internal controls and financial compliance.

•                  Dr. Hoare.  Dr. Hoare provided consulting services to us until he joined us as our Vice President, Strategic Planning in September 2014.  Accordingly, Dr. Hoare was not evaluated by the Committee at the outset of fiscal year 2015.

•                  Dr. Morris.  Under Dr. Morris’s leadership, we continued development of our Centro™ generator with wireless RF connectivity to a programmer and our ProGuardian™ in-home seizure monitoring and notification system; however, we failed to meet our development objectives for these projects during fiscal year 2014.  Nonetheless, under Dr. Morris’s leadership, we obtained a CE Mark approval for our AspireSR generator, our first closed loop VNS Therapy System, and initiated a limited commercial launch in Europe.

•                  Mr. Wise.  Under Mr. Wise’s leadership, during fiscal year 2014, we were again recognized as a Top

Workplace by the Houston Chronicle and as a Healthiest Employer by the Houston Business Journal, and our Information Technology team maintained Tier 1 network reliability while timely delivering its project objectives.

•                  Mr. Alch.  Mr. Alch assumed the role of General Counsel at the outset of fiscal year 2014 and demonstrated strong leadership in managing our various legal risks and matters.

Program Elements.  Our fiscal year 2015 program consisted of a base salary, an annual cash bonus under the Annual Executive Bonus Program, an annual long-term equity incentive award split between restricted stock and stock options, fiscal year 2012 equity awards that vested in part during fiscal year 2015 based on achievement of performance targets, and severance benefits.  Our executive officers also participated in our employee benefits package, which is available to all full-time employees.

Base Salaries.  Base salaries help balance the incentive portions of the compensation program and thereby provide stability and reduce the incentive for excessive risk-taking.  The Committee reviews base salaries at the beginning of the fiscal year.  In establishing base salaries, the Committee considers the following factors:

•                  individual performance during fiscal year 2014 and potential future contribution;

•                  responsibilities, including any recent changes in those responsibilities;

•                  level of expertise and experience required for a position;

•                  strategic importance of a position;

•                  internal pay equity among positions; and

•                  competitive benchmarking data showing the broad middle range (25th to 75th percentiles) of base salaries, with the understanding that base salaries for officers whose performance consistently exceeds expectations may be in the upper quadrant of the middle range.

The Committee made the following adjustments to the base salaries of our Named Executive Officers during the first quarter of fiscal year 2015:

Executive Officer	2014 Base Salary ($)	2015 Base Salary ($)	Percentage Increase (%)	2014 Custom Survey (percentile)

Daniel J. Moore	625,000	638,000	2.1	>75th
Gregory H. Browne	336,000	343,000	2.1	59th
Rohan H. Hoare	309,000	326,500	5.7	<25th
Milton M. Morris (1)	309,000	315,500	6.5	51st
David S. Wise	320,000	330,000	3.1	42nd
Darren W. Alch	225,000	268,000	5.1	61st

(1)         Dr. Morris resigned in December 2014, and subsequently entered into a consulting arrangement with us from December 2014 to July 2015.  For a summary of Dr. Morris’s separation on pay benefits and consulting fees, see page 28.

Annual Executive Bonus Program.  The purpose of our Annual Executive Bonus Program is to motivate our executive officers to achieve, and to reward the accomplishment of, our annual performance objectives.

Overview.  Our CEO’s employment agreement, a copy of which has been filed with the Commission, specifies a target annual bonus amount equal to 100% of his annual base salary.  The employment agreements of our other Named Executive Officers other than Dr. Morris, also filed with the Commission, specify a target annual bonus amount equal to 75% (Mr. Browne, Dr. Hoare, Dr. Morris and Mr. Wise) or 50% (Mr. Alch) of their annual base salaries.  Coupled with appropriate performance objectives, as described below, the Committee believes that these target annual bonus amounts provide a strong incentive for our executive officers to achieve the performance objectives, which are intended to drive an increase in stockholder value.

Performance Objectives.  The Committee’s process for determining annual bonuses for fiscal year 2015 started with the selection of the company performance objectives in the first quarter of fiscal year 2015.  The Fiscal Year 2015 Annual Executive Bonus Program, which was approved by our stockholders at the 2014 Annual Meeting of Stockholders, was based entirely on objectively measurable company performance objectives:

Fiscal Year 2015 Annual Executive Bonus Program Performance Objectives	Percentage of Target Bonus	Scaled for Underachievement / Overachievement
Net Sales: $310.215 million	35%	Yes
Income from Operations: $98.302 million	35%	Yes
Product Development Objectives (by April 24, 2015)
• AspireSR Generator — submission of PMAS or Phase II IDE approval	5%	No
• Centro Generator — submit for CE Mark and submit for US FDA approval	5%	No
• ProGuardian System™ — submit for CE Mark and submit for US FDA approval	5%	No
• Vitaria System — CE Mark approval	5%	No
• Vitaria System — First patient in HFpEF clinical study	5%	No
Ship first generator from Costa Rica manufacturing facility	5%	No
Achievement of All Performance Objectives	100%	Yes (1)

(1)         To promote the achievement of 10% revenue growth over fiscal year 2014 revenue ($282.014 million), the Committee scaled the percentage Achievement of All Performance Objectives up or down, depending on revenue results, as described in “— Executive Compensation Tables — Summary Compensation — Non-Equity Incentive Plan Compensation (Column G)” (p. 30).

The Committee selected net sales and income from operations as appropriate company objectives because they are the financial metrics that are most widely used by management, our Board, investors, and analysts to evaluate the performance of our business.  In addition, each executive officer can contribute directly or indirectly to these objectives, and bonuses are paid only to the extent that we meet these objectives, some of which ultimately provide the funding for bonuses.  In addition, the Committee also selected five key product development objectives because the Committee believes that the introduction of new products is an essential aspect of growing our business and increasing stockholder value.  These targets challenged our executive officers to make or sustain significant improvements in financial, operational, and strategic performance.

Bonus Funding.  Each executive officer’s bonus amount was determined according to our achievement or not of the objectives shown in Table 1, which resulted in a cumulative achievement of 58.74% of each executive officer’s target bonus amount.  For a discussion of the extent of achievement of each objective and the calculation of cumulative achievement factor, see the discussion below at “— Executive Compensation Tables — Summary Compensation — Non-Equity Incentive Plan Compensation (Column G)” (p. 30).

Bonus Determinations.  The Committee awarded the following annual bonus amounts for fiscal year 2015:

Named Executive Officer	Target Amount of 2015 Annual Bonus (1) ($)	Final 2015 Annual Bonus Amounts ($)

Daniel J. Moore	638,000	374,761
Gregory H. Browne	257,250	151,109
Rohan H. Hoare	244,875	143,840
Milton M. Morris(2)	236,625	93,126
David S. Wise	247,500	145,382
Darren W. Alch	134,000	78,712

(1)         For Mr. Moore, the target bonus amount is 100% of base salary.  For Messrs. Browne, Hoare, Morris and Wise, the target bonus amount is 75% of base salary.  For Mr. Alch, the target amount is 50% of base salary.

(2)         Dr. Morris’s bonus amount was prorated at 67% for the period of fiscal year 2015 during which he was employed by us prior to his resignation in December 2014.

Equity Awards.  Our equity awards program is designed to give our executive officers a longer-term stake in our company, act as a long-term retention tool, and align employee and stockholder interests by increasing compensation as stockholder value increases.  The Committee believes that annual equity awards should be divided approximately equally between restricted stock and stock options, giving our executive officers the benefits and risks associated with both forms of incentive compensation.  In determining the appropriate value for annual equity awards, the Committee considers company performance, market conditions, benchmarking data, and considerations pertaining to our stock ownership guidelines, as described on page 23 under “Other Matters — Stock Ownership Guidelines and Hedging Prohibitions.”

In the first quarter of fiscal year 2015, the Committee approved annual equity awards consisting of restricted stock and stock options and having the approximate aggregate grant date fair values specified in the table below based on considerations expressed above.  Except as provided in the footnotes to the table below, one-third of the shares of restricted stock vest on each of the first three anniversaries of the grant date, and the stock options vest 25% per year on each of the first four anniversaries of the grant date.

Named Executive Officer	Approximate Aggregate Grant Date Fair Value ($)	Shares of Time- Based Restricted Stock Granted in Fiscal Year 2015 (#)	Shares of Performance- Based Restricted Stock Granted in Fiscal Year 2015 (#)(1)	Optioned Shares Granted in Fiscal Year 2015 (#)(2)	2014 Custom Survey (percentile)

Daniel J. Moore	2,015,266	17,424	4,000	56,623	40th
Gregory H. Browne	459,686	3,484	1,040	11,322	<25th
Rohan H. Hoare (3)	1,005,000	5,837	5,837	18,968	<25th
Milton M. Morris	359,686	2,613	1,040	8,491	33rd
David S. Wise	459,686	3,484	1,040	11,322	46th
Darren W. Alch	315,266	2,613	266	8,491	66th

(1)         The Committee divided an award of 10,000 shares of restricted stock with a one-year performance condition among nine officers, including the five executive officers other than Dr. Hoare. See note 3 for a description of Dr. Hoare’s awards, including an award of restricted stock subject to a performance-based condition.

(2)         We use Black-Scholes option pricing methodology to estimate the grant date fair market value of stock option awards.

(3)         Dr. Hoare, who joined us in September 2013, was not an employee at the time the Committee approved performance-based equity awards in fiscal year 2012 for a four-year performance period.  Because those performance-based equity awards were extant at the date of grant of the fiscal year 2015 equity awards, the Committee elected to implement a different form of award for Dr. Hoare, splitting his award into three tranches of approximately the same value: (a) the first tranche was issued in restricted stock, one-third of which will vest on each of the first three anniversaries of the date of grant; (b) the second tranche was issued in restricted stock, one-third of the shares in the second tranche vesting if his fiscal year 2015 performance targets are achieved, in which event a second one-third and the third one-third of the shares will vest on each of the next two anniversaries of date of grant, or if the fiscal year 2015 performance targets are not achieved, all shares will lapse; and (c) the third tranche was issued in stock options that vest annually over a four-year period.

Severance Benefits.  Our employment agreements with our executive officers other than Dr. Morris and the terms of our equity awards provide certain severance benefits to our executive officers, as described below.  Dr. Morris resigned in December 2014; for a summary of Dr. Morris’s separation pay and benefits, see “— Executive Compensation Tables — Summary Compensation — Salary (Column C) — Employment Arrangement with Dr. Morris” (p. 28).

Change-in-Control Benefits.  An acquisition in our industry can take six months or more to complete, and during that time, it is critical that we have stability in our leadership.  If we are in the process of being acquired, our executive officers may have concerns about their continued employment with the acquiring company.  Accordingly, we have provided each of our executive officers with double trigger-activated change-in-control benefits so that our executive officers can focus on our business without the distraction of searching for new employment.  The change-in-control benefits are set forth in the executive officers’ employment agreements and discussed below in “— Executive Compensation Tables — Potential Payments Upon Termination or Change in Control — Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D) — Change in Control Arrangement with Mr. Moore” (p. 40) and “— Change in Control Arrangements with Our Other Named Executive Officers” (p. 42).

Other Termination Payments.  Our offices in southeast Texas are located relatively distant from locales with large clusters of medical device companies from which we recruit talented executive officers.  As a consequence, we find it helpful to offer a contractual severance benefit, payable in the event of the executive officer’s termination other than for cause, as an inducement to accept employment and relocate to Houston.  The termination benefits for our executive officers are discussed below in “— Executive Compensation Tables — Potential Payments Upon Termination or Change in Control — Termination Without Cause (Column F) — Severance Arrangement with Mr. Moore” (p. 43) and “— Severance Arrangements with Our Other Named Executive Officers” (p. 43).

Equity Awards.  The terms of our equity awards, depending on the particular award agreement and the particular equity plan from which an award is granted, may provide for accelerated vesting of any unvested equity awards upon some or all of an executive officer’s death, disability, or retirement or upon a change in control of our company (all as defined in the plans).  These accelerated benefits are discussed below in “— Executive Compensation Tables — Potential Payments Upon Termination or Change in Control — Change in Control (Column C)” (p. 40) and “— Termination Due to Death (Column E)” (p. 42) and “— Termination Due to Disability (Column E)” (p. 42).

Other Benefits.  In addition to base salaries, annual bonuses, equity awards, and severance benefits, we provide other forms of compensation.  Except as otherwise indicated, these benefits are available to all employees and are offered for the purpose of providing competitive benefits to attract new employees and to secure the continued employment of current employees.

•                  401(k) Savings Plan.  We have a defined contribution profit-sharing (401(k)) plan, the Cyberonics, Inc. Employee Retirement Savings Plan.  We match the plan contributions of our employees, in cash, at the rate of 50% of up to 6% of an employee’s wages or salary.  Our matching contribution vests 20% per year for the first five years of a participant’s employment.  An employee who participates after the fifth year of employment will be fully vested immediately in our matching contributions.

•                  Nonqualified Savings Plan.  The Cyberonics, Inc. Nonqualified Deferred Compensation Savings Plan provides an opportunity for a group of highly-compensated members of senior management, including our executive officers, to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment; or (ii) an elected distribution date.  We do not provide any employer contribution to our executive officers who participate in the plan.

•                  Health and Welfare Benefits.  Our employees, including our executive officers, are eligible to participate in medical, dental, vision, disability insurance, life insurance, and flexible healthcare and dependent care spending accounts to meet their health and welfare needs.

•                  Perquisites and Other Personal Benefits.  We believe that the total mix of compensation and benefits provided to our employees is competitive and for that reason, we provide only limited other personal benefits, such as reimbursement of relocation expenses, including travel expenses related to a search for housing, moving expenses, and closing costs related to selling a residence.  See “— Executive Compensation Tables — Summary Compensation — All Other Compensation (Column H)” (p. 31) for the amounts paid as perquisites and other personal benefits received by our executive officers during fiscal year 2015.

Other Matters

Stock Ownership Guidelines and Hedging Prohibition

Our Board believes that ownership of significant amounts of our stock by our executive officers and our directors will help align their interests with that of our stockholders.  On the last day of each fiscal year (“Measurement Date”), the market value of our equity held by an executive officer or director is encouraged to be at least:

•                  Five times the base salary for the CEO;

•                  Three times the base salary for all executive officers, other than the CEO; and

•                  Five times the annual cash retainer for all non-employee directors.

Equity ownership used to determine the market value includes all common stock, all unvested restricted shares of our common stock, and all in-the-money, vested, unexercised stock options (calculated as stock market value, minus exercise price, minus estimated tax expense at a 30% tax rate).

In the alternative, an individual will be in compliance with the guidelines by holding a number of shares of our common stock equal to or greater than the sum of:

•                  50% of all restricted shares vested during the five years preceding the Measurement Date; and

•                  50% of the number of shares of stock acquired from the exercise of stock options during the five years preceding the Measurement Date.

Compliance with our stock ownership guidelines is voluntary; however, an individual’s failure to comply with the guidelines is a factor that is considered by the Committee in connection with the award of future equity awards to the individual.  New directors and officers have five years to acquire an equity position in compliance with the guidelines.

Our Insider Trading Policy prohibits our directors and executive officers from entering into certain types of derivative transactions related to our common stock.

Our Board also has a policy prohibiting directors and executive officers from pledging our stock as collateral for a debt and from holding our stock in a margin brokerage account, except as may be approved by the Nominating & Governance Committee.  New directors or executive officers not in compliance with the policy at the time of their becoming subject to the policy have one year to become compliant.

Tax Deductions for Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1,000,000 paid to our chief executive officer or any of our three other most highly compensated executive officers (excluding our chief financial officer), unless the compensation qualifies as “performance-based compensation.”  In order to be deemed performance-based compensation, the compensation must be based, among other things, on the achievement of pre-established, objective performance criteria and must be paid pursuant to a plan that has been approved by our stockholders.

Accounting Treatment of Executive Compensation Decisions

We account for stock-based awards based on their grant date fair value, as determined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.  Compensation expense for these awards, to the extent such awards are expected to vest, is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier).  If the award is subject to a performance condition, however, the cost will vary based on our estimate of the number of shares that ultimately will vest over the requisite service or other period over which the performance condition is expected to be achieved.

In connection with its approval of stock-based awards, the Committee is cognizant of and sensitive to the impact of such awards on stockholder dilution.  The Committee also endeavors to minimize stock-based awards made subject to a market condition, which may result in an expense that must be marked to market on a quarterly basis.  The accounting treatment for stock-based awards does not otherwise impact the Committee’s compensation decisions.

Equity Awards Policy

Our Board has adopted a policy regarding equity awards to facilitate the establishment of appropriate processes, procedures, and controls in connection with the administration of equity-based incentive plans.  The Equity Award Policy requires that the Committee approve all equity incentive awards, other than awards to our Board, on the effective date of the award.  In addition, the policy establishes one predefined date during each fiscal quarter, on the 15th day of June, September, December, and March, except in certain narrow circumstances that may require the date to be changed, when equity incentive awards may be made by the Committee.  Awards to Board members are made on the date of our annual meeting of stockholders.  Awards provided in an employment agreement, which typically are deemed to have been granted once the Committee approves the terms of the award and the employee executes the agreement and commences employment, represent an exception.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions, it has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment No. 2 to the Annual Report on Form 10-K of Cyberonics, Inc. for the fiscal year ended April 24, 2015.

Respectfully submitted by the Compensation Committee of the Board of Directors of Cyberonics, Inc.

Arthur L. Rosenthal, Ph.D. (Chairman)
Joseph E. Laptewicz, Jr.
Jon T. Tremmel

EXECUTIVE COMPENSATION TABLES

Summary Compensation

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities.  Please see “Item 10 — Executive Officers” (p. 4) and “Compensation Discussion and Analysis — Overview” (p. 14) for a list of our current executive officers, including our Named Executive Officers.

Summary Compensation Table for Year Ended April 24, 2015

A Name and Principal Position	B Year	C Salary ($)	D Bonus ($)	E Stock Awards ($)	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H All Other Compensation ($)	I Total ($)

Daniel J. Moore President and Chief Executive Officer	2015	635,500	—	2,400,135	1,002,747	374,761	10,120	4,423,263
	2014	613,654	—	1,099,969	1,079,039	434,938	10,017	3,237,616
	2013	562,923	—	585,968	587,999	549,360	10,644	2,296,894

Gregory H. Browne Senior Vice President, Finance and Chief Financial Officer	2015	341,654	—	259,632	200,503	151,109	7,865	960,763
	2014	334,077	—	249,950	245,194	160,447	6,594	996,263
	2013	324,077	—	204,989	205,697	237,312	7,278	979,353

Rohan H. Hoare Senior Vice President, Chief Operating Officer	2015	323,135	—	669,971	335,908	143,840	7,962	1,480,815
	2014	186,589	—	231,473	230,989	108,228	140,462	897,741
	2013	—	—	—	—	—	15,750	15,750

Milton M. Morris Former Senior Vice President, Research & Development	2015	208,679	—	209,646	150,369	—	110,209	678,903
	2014	307,269	—	199,971	196,155	170,545	7,733	881,673
	2013	297,500	—	199,972	200,654	218,385	8,620	925,131

David S. Wise Senior Vice President, Chief Administrative Officer & Secretary	2015	328,077	—	259,632	200,503	145,382	7,892	941,487
	2014	318,077	—	249,950	245,194	151,616	7,742	972,580
	2013	307,500	—	209,964	210,681	225,665	7,620	961,430

Darren W. Alch Vice President, General Counsel & Assistant Secretary	2015	265,500	—	165,226	150,369	78,712	7,920	667,726
	2014	251,154	—	149,991	147,140	93,827	7,835	649,946
	2013	231,154	—	107,491	107,852	114,046	7,685	568,227

Salary (Column C)

The amounts reported in Column C represent base salaries paid to each of the Named Executive Officers for the listed fiscal year (for Dr. Morris, amounts reported for 2015 represent the base salary paid to him prior to his resignation in December 2014).  Because we typically adjust base salaries on July 1, rather than on the first day of a new fiscal year, the amounts reported in Column C vary from the base salaries approved by the Committee at the beginning of the fiscal year.  Each of our current Named Executive Officers (other than Dr. Morris who resigned in December 2014) has entered into an employment agreement that provides for payment of the executive officer’s base salary.

Employment Arrangement with Mr. Moore.

On March 23, 2011, we entered into a four-year employment agreement with Mr. Moore, as amended on July 25, 2011, and on January 22, 2015, we entered into a new employment agreement with Mr. Moore.  The new agreement, which will expire on February 1, 2017, provides the following compensation:

•                  an annual base salary of $638,000, which has been adjusted annually, most recently to $663,520 on July 1, 2015;

•                  eligibility for an annual bonus with a target of 100% of his annual base salary, and

•                  eligibility for periodic equity awards at the discretion of the Compensation Committee.

In the event that we are required to prepare an accounting restatement due to our material non-compliance with any financial reporting requirement under the securities laws, Mr. Moore agreed to disgorge all incentive-based compensation he received during the three years preceding the accounting restatement, to the extent that such compensation was based on erroneous data, in excess of what would have been paid to him under the accounting restatement.  The employment agreement further includes provisions pertaining to change of control and severance benefits.  For a discussion of these benefits, see “— Executive Compensation Tables — Potential Payments Upon Termination or Change in Control — Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D) — Change in Control Arrangement with Mr. Moore” (p. 40) and “— Executive Compensation Tables — Potential Payments Upon Termination or Change in Control — Termination Without Cause (Column F) — Severance Arrangement with Mr. Moore” (p. 43).

Employment Arrangement with Mr. Browne.

Effective January 1, 2011, we entered into an employment agreement with Mr. Browne, as amended on July 25, 2011. On January 1, 2015, we agreed to a new employment agreement with Mr. Browne.  The new agreement, which will expire on January 1, 2016, provides for an annual base salary of $343,000, which may be adjusted annually, most recently to $355,005 on July 1, 2015, and eligibility for an annual bonus with a target of 75% of his annual base salary.  The agreement also provides that, in the event that we are required to prepare an accounting restatement due to our material non-compliance with any financial reporting requirement under the securities laws, Mr. Browne will disgorge all incentive-based compensation he received during the three years preceding the accounting restatement, to the extent that such compensation was based on erroneous data, in excess of what would have been paid to him under the accounting restatement.  Mr. Browne’s employment agreement also includes provisions pertaining to change of control and severance benefits.  For a discussion of these benefits, see “— Executive Compensation Tables — Potential Payments Upon Termination or Change in Control — Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D) — Change in Control Arrangement with Our Other Named Executive Officers” (p. 42) and “— Executive Compensation Tables — Potential Payments Upon Termination or Change in Control — Termination Without Cause (Column F) — Severance Arrangement with Our Other Named Executive Officers” (p. 43).

Employment Arrangement with Dr. Hoare.

Effective September 12, 2013, we entered into an employment agreement with Dr. Hoare, and effective on January 1, 2015, we entered into a new employment agreement with Dr. Hoare.  The terms of the agreement, which will expire on January 1, 2016, are the same as the terms of our 2015 employment agreement with Mr. Browne, except that Dr. Hoare’s agreement provides that his annual base salary is $326,500, which may be adjusted annually, most recently to $333,030 on July 1, 2015, and provides for a monthly payment of $3,000 to defray living and travel expenses while he maintains his principal residence in Dallas County, Texas.  For a discussion of the terms of Dr. Hoare’s employment agreement, see “— Employment Arrangement with Mr. Browne” (p. 28).

Employment and Consulting Arrangements with Dr. Morris.

Effective January 1, 2011, we entered into an employment agreement with Dr. Morris, and effective on June 5, 2012, we agreed to amend his employment agreement.  The terms of the amended agreement, which terminated on December 17, 2014 when Dr. Morris resigned, are the same as those described above for the employment agreement with Mr. Browne, except that Dr. Morris’s agreement provided that his annual base salary was $268,000, which was adjusted annually, most recently to $315,500 on July 1, 2014.  For a discussion of the terms of Dr. Morris’s employment agreement, see “— Employment Arrangement with Mr. Browne” (p. 28).  On December 17, 2014, we entered into a resignation agreement and a consulting agreement with Dr. Morris.  The resignation agreement provided that Dr. Morris would receive his regular base salary through December 31, 2014, and that he would receive a prorated portion (67%) of his annual cash bonus.  Under the consulting agreement, which was terminated effective July 16, 2015, Dr. Morris received compensation equal to $275 per hour (not to exceed $2,200 for services during one day) in exchange for his services.

Employment Arrangement with Mr. Wise.

Effective January 1, 2011, we entered into an employment agreement with Mr. Wise, as amended on July 25, 2011. On January 1, 2015, we agreed to a new employment agreement with Mr. Wise.  The terms of the new agreement, which will expire on January 1, 2016, are the same as the terms of our 2015 employment agreement with Mr. Browne, except that Mr. Wise’s agreement provides that his annual base salary is $330,000, which may be adjusted annually, most recently to $343,200 on July 1, 2015.  For a discussion of the terms of Mr. Wise’s employment agreement, see “— Employment Arrangement with Mr. Browne” (p. 28).

Employment Arrangement with Mr. Alch

Effective October 1, 2012, we entered into an employment agreement with Mr. Alch, and effective on January 1, 2015, we agreed to a new employment agreement with Mr. Alch.  The terms of the new agreement, which will expire on January 1, 2016, are the same as the terms of our 2015 employment agreement with Mr. Browne, except that Mr. Alch’s agreement provides that his annual base salary is $268,000, which was adjusted to $278,720 on July 1, 2015.  In addition, Mr. Alch’s target bonus amount is equal to 50% of his annual base salary.

For a discussion of the terms of Mr. Alch’s employment agreement, see “— Employment Arrangement with Mr. Browne” (p. 28).

Salary and Cash Incentive Awards in Proportion to Total Compensation.

The following table sets forth the percentage of each Named Executive Officer’s total fiscal year 2015 compensation, as reflected in the Summary Compensation Table, paid in the form of base salary and annual cash bonus awards.

Percentage of Total Compensation (%)

Daniel J. Moore	22.8
Gregory H. Browne	51.3
Rohan H. Hoare	31.5
Milton M. Morris	31.7
David S. Wise	50.3
Darren W. Alch	51.6

Bonus (Column D)

The amounts to be reported in Column D represent bonus awards to our Named Executive Officers other than annual awards under our Fiscal Year 2015 Annual Executive Bonus Program, which are reported in Column G.

Stock Awards (Column E)

The amounts reported in Column E reflect the aggregate grant date fair value for stock awarded during the fiscal year ended April 24, 2015, computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015 (“2015 Form 10-K”).

The Compensation Committee approves annual equity awards for our Named Executive Officers, including restricted shares of our common stock, phantom stock units, and options to purchase shares of our common stock, on our quarterly grant date during our first fiscal quarter.  Our quarterly grant dates are on June 15, September 15, December 15, and March 15 of each year, unless the grant date falls within a trading blackout period or the Compensation Committee is otherwise unable to meet on that date, in which event our grant date is postponed in five-day increments until we are no longer in a trading blackout period or the Compensation Committee is able to meet.

For additional information regarding the stock awards reported in Column E, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Equity Awards” (p. 22).

Option Awards (Column F)

The amounts reported in Column F reflect the aggregate grant date fair value for stock options awarded during the fiscal year ended April 24, 2015, computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements included in our 2015 Form 10-K.

The fiscal year 2015 stock option awards vest at the rate of 25% of the optioned shares on each of the first four anniversaries of the grant date.  For additional information regarding the stock option awards reported in Column F, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Equity Awards” (p. 22).

Non-Equity Incentive Plan Compensation (Column G)

The amounts reported in Column G represent the cash amounts paid to our Named Executive Officers under our Fiscal Year 2015 Annual Executive Bonus Program.  The amounts for fiscal year 2015 were approved by the Compensation Committee and paid to our executive officers in June 2015, following the end of fiscal year 2015.

Bonus Funding.  In fiscal year 2015, we paid annual bonuses to our executive officers, as described below, based on the extent of achievement of certain company performance objectives.  For additional information about these performance objectives, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Annual Executive Bonus Program — Performance Objectives” (p. 21).

Under the terms of the Fiscal Year 2015 Annual Executive Bonus Program, the portion of the bonus tied to certain company performance objectives (net sales and income from operations) was scaled down or up by 2% for each 1% of underachievement or overachievement, respectively, between an underachievement of at least 80% and an overachievement of up to 125%.  The other performance objectives were not scaled and must be met to contribute to the officers’ bonuses.  For example, our actual net sales for fiscal year 2015 was 93.99% of the performance objective target (actual sales of $291.558 million against a target of $310.215 million).  Applying the scaling factor, the 6.1% underachievement was scaled down to 12.2% to give an achievement factor for the net sales target of 87.98%.  Since our net sales target represents 35% of each executive’s annual bonus, the portion of each executive officer’s annual bonus attributable to this performance objective was 30.79% (87.98% x 35.00%) of his or her target bonus amount.

The table below shows the target for each performance objective in the Fiscal Year 2015 Annual Executive Bonus Program, our actual results for each objective, and the corresponding target achievement factor and bonus achievement factor for the executive bonuses.

Performance Objective	Target	Actual Result (1)	Target Achievement Factor (%)	Bonus Achievement Factor (%)

Net Sales	$310,215,000	$282,014,000	87.98	30.79
Income from Operations	$98,302,000	$88,652,000	80.36	28.13
AspireSR Generator — submission of PMAS or Phase II IDE approval	April 24, 2015	Completed	5.00	5.00
Centro Generator — submit for CE Mark and submit for US FDA approval	April 24, 2015	Not Completed	5.00	0.00
ProGuardian System — submit for CE Mark and submit for US FDA approval	April 24, 2015	Completed	5.00	5.00
Vitaria System — CE Mark approval	April 24, 2015	Completed	5.00	5.00
Vitaria System — First patient in HFpEF clinical study	April 24, 2015	Completed	5.00	5.00
Ship first generator from Costa Rica	April 24, 2015	Completed	5.00	5.00
			TOTAL	83.92

(1)    Net Sales and Income from Operations are rounded to the nearest $1,000 for purposes of calculating the achievement factor.

After calculation of the cumulative achievement factor for all objectives (83.92%), the Committee applied another scaling factor based on Net Sales.  At the outset of fiscal year 2015, the Committee sought to provide a strong incentive to achieve 10% revenue growth.  Accordingly, the Committee determined to scale the cumulative achievement factor up or down by 10% for each 1% of Net Sales over or under the Net Sales Target, respectively, with a total increase or decrease of no more than 30%.  Accordingly, because we missed our Net Sales Target by 6.1%, the cumulative achievement factor was scaled down by 30% from 83.92% to 58.74%.

Based on the achievement of company objectives shown above, the Committee then approved the bonus amounts shown in Column G.  For additional information about the Committee’s determination of annual bonus amounts, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Annual Executive Bonus Program — Bonus Determinations” (p. 21).

All Other Compensation (Column H)

The amounts reported in Column H represent the aggregate dollar amount for all other benefits and payments received by our Named Executive Officers.  The following table shows the nature of the benefits and payments and specific amounts for each included in Column H.

	Year	Supplemental Life Insurance ($)	401(k) Company Match ($)	Relocation Benefit ($)	Consulting Fees ($)	Patent Awards ($)	Severance Payments (1) ($)	Total ($)

Mr. Moore	2015	2,200	7,920	—	—	—	—	10,120
	2014	2,200	7,817	—	—	—	—	10,017
	2013	2,200	7,225	1,220	—	—	—	10,644
Mr. Browne	2015	—	7,865	—	—	—	—	7,865
	2014	—	6,594	—	—	—	—	6,594
	2013	—	7,278	—	—	—	—	7,278
Dr. Hoare	2015	—	7,962	—	—	—	—	7,962
	2014	—	5,587	—	134,875	—	—	140,462
	2013	—	—	—	15,750	—	—	15,750
Dr. Morris	2015	—	4,948	—	—	—	105,261	110,209
	2014	—	7,733	—	—	—	—	7,733
	2013	—	7,620	—	—	1,000	—	8,620

Mr. Wise	2015	—	7,892	—	—	—	—	7,892
	2014	—	7,742	—	—	—	—	7,742
	2013	—	7,620	—	—	—	—	7,620
Mr. Alch	2015	—	7,920	—	—	—	—	7,920
	2014	—	7,835	—	—	—	—	7,835
	2013	—	7,685	—	—	—	—	7,685

(1)         Represents the following payments made to Dr. Morris in connection with his resignation in December 2014:  continued salary payments after he resigned equal to $12,135 and a prorated annual bonus for fiscal 2015 equal to $93,126.

Total Compensation (Column I)

The amounts reported in Column I are the sum of Columns C through H for each of our Named Executive Officers.

Grants of Plan-Based Awards

Grants of Plan-Based Awards for Fiscal Year 2015

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			I All Other Stock Awards: Number of Shares of	J All Other Options Awards: Number of Securities	K Exercise or Base Price of	L Grant Date Fair Value of Stock and
A Name	B Grant Date	C Threshold ($)	D Target ($)	E Maximum ($)	F Threshold ($)	G Target (#)	H Maximum (#)	Stock or Units (#)	Under Options (#)	Option Awards ($/Sh)	Option Awards ($)
Mr. Moore		0	638,000	1,119,690	0	4,000	4,000	—	—	—	229,560
	06/15/2014	—	—	—	—	—	—	17,424	—	—	999,963
	06/15/2014	—	—	—	—	—	—	—	56,623	57.39	1,002,747

Mr. Brown		0	257,250	451,474	0	1,040	1,040	—	—	—	59,686
	06/15/2014	—	—	—	—	—	—	3,484	—	—	199,947
	06/15/2014	—	—	—	—	—	—	—	11,332	57.39	200,503

Dr. Hoare		0	244,875	429,756	0	5,837	5,837	—	—	—	334,985
	06/15/2014	—	—	—	—	—	—	5,837	—	—	334,985
	06/15/2014	—	—	—	—	—	—	—	18,968	57.39	335,908

Dr. Morris		0	236,625	415,277	0	1,040	1,040	—	—	—	59,686
	06/15/2014	—	—	—	—	—	—	2,613	—	—	149,960
	06/15/2014	—	—	—	—	—	—	—	8,491	57.39	150,369

Mr. Wise		0	247,500	434,363	0	1,040	1,040	—	—	—	59,686
	06/15/2014	—	—	—	—	—	—	3,484	—	—	199,947
	06/15/2014	—	—	—	—	—	—	—	11,322	57.39	200,503

Mr. Alch		0	134,000	235,170	0	266	266	—	—	—	15,266
	6/15/2014	—	—	—	—	—	—	2,613	—	—	149,960
	6/15/2014	—	—	—	—	—	—	—	8,491	57.39	150,369

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Columns C, D, and E)

The amounts reported in Column D represent the target amount for each Named Executive Officer’s annual bonus under the Fiscal Year 2015 Annual Executive Bonus Program.  The amounts reported in Columns C and E represent the range of bonus amounts (0% to 175.5% of Target) that may be awarded under the bonus program, depending on the extent to which the company achieves its performance objectives.  For a discussion of the Fiscal Year 2015 Annual Executive Bonus Program and amounts actually paid, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Annual Executive Bonus Program” (p. 20).

Estimated Future Payouts Under Equity Incentive Plan Awards (Columns F, G and H)

The numbers of shares reported in Column G represent fiscal 2015 stock awards in the form of performance-based restricted stock made in June 2014 at target.  The maximum number of shares that can vest based on achievement of the relevant performance metrics is 100% of target; there is no threshold performance.  For a discussion of the stock awards reported in Column G, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Equity Awards” (p. 22).

All Other Stock Awards (Column I)

The numbers of shares reported in Column I represent fiscal year 2015 stock awards in the form of time-based restricted stock made in June 2014.  For a discussion of the stock awards reported in Column I, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Equity Awards” (p. 22).

All Other Option Awards (Column J)

The numbers of shares reported in Column J represent shares of our common stock subject to options granted in June 2014.  For a discussion of the stock option awards reported in Column J, see “— Compensation Discussion and Analysis — Executive Compensation for Fiscal Year 2015 — Equity Awards” (p. 22).

Exercise or Base Price of Option Awards (Column K)

The prices reported in Column K represent the price our executive officers must pay us per share of common stock upon the exercise of the stock option awards reported in Column J.

Grant Date Fair Value of Stock and Option Awards (Column L)

The amounts reported in Column L represent the fair value of the stock and stock option awards computed in accordance with FASB ASC Topic 718 on the grant date.  The fair value for stock awards is calculated by multiplying the number of shares in each award by the closing price of our common stock on the NASDAQ Stock Market on the grant date.  The fair value for stock option awards is calculated by multiplying the number of shares subject to the option by the Black-Scholes value of the stock option on the grant date.

Value of Outstanding Equity Awards at Fiscal 2015 Year-End

The following table provides information concerning unexercised options and stock that has not vested for our Named Executive Officers.

Outstanding Equity Awards as of April 24, 2015

	Option Awards					Stock Awards
A Name	B Number of Securities Underlying Unexercised Options Exercisable (#)	C Number of Securities Underlying Unexercised Options Unexercisable (#)	D Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	E Option Exercise Price ($)	F Option Expiration Date	G Number of Shares or Units of Stock That Have Not Vested (#)	H Market Value of Shares or Units of Stock That Have Not Vested ($)	I Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	J Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Daniel J. Moore	11,776	—	—	24.33	06/15/2020	—	—	—	—
	12,488	11,698	—	25.71	06/15/2021	—	—	—	—
	15,159	15,159	—	42.52	06/15/2022	—	—	—	—
	11,657	34,969	—	51.90	06/15/2023	—	—	—	—
	—	56,623	—	57.39	06/15/2024	—	—	—	—
	—	—	—	—	—	52,399	3,322,621	38,377	2,433,486

Gregory H. Browne	4,254	—	—	24.33	06/15/2020	—	—	—	—
	4,064	4,065	—	25.71	06/15/2021	—	—	—	—
	2,651	5,303	—	42.52	06/15/2022	—	—	—	—
	2,649	7,946	—	51.90	06/15/2023	—	—	—	—
	—	11,322	—	57.39	06/15/2024	—	—	—	—
	—	—	—	—	—	13,121	832,003	9,977	632,642

Rohan H. Hoare	2,493	7,479	—	51.53	09/15/2023	—	—	—	—
	—	18,968	—	57.39	06/15/2024	—	—	—	—
	—	—	—	—	—	10,329	654,962	5,837	370,124

Milton M. Morris	13,756	—	—	14.72	06/08/2019	—	—	—	—
	12,576	—	—	24.33	06/15/2020	—	—	—	—
	11,725	3,909	—	25.71	06/15/2021	—	—	—	—
	5,173	5,173	—	42.52	06/15/2022	—	—	—	—
	2,119	6,357		51.90	06/15/2023
	—	8,491		57.39	06/15/2024
	—	—	—	—	—	11,169	708,226	9,977	632,642

David S. Wise	17,384	—	—	24.33	06/15/2020	—	—	—	—
	11,668	3,890	—	25.71	06/15/2021	—	—	—	—
	5,432	5,431	—	42.52	06/15/2022	—	—	—	—
	2,649	7,946	—	51.90	06/15/2023	—	—	—	—
	—	11,322	—	57.39	06/15/2024	—	—	—	—
	—	—	—	—	—	13,238	839,422	9,977	632,642

Darren W. Alch	2,344	—	—	24.33	06/15/2020	—	—	—	—
	5,833	1,945	—	25.71	06/15/2021	—	—	—	—
	2,781	2,780	—	42.52	06/15/2022	—	—	—	—
	1,590	4,768	—	51.90	06/15/2023	—	—	—	—
	—	8,491	—	57.39	06/15/2024	—	—	—	—
	—	—	—	—	—	8,031	509,246	2,559	162,266

Number of Securities Underlying Unexercised Options (Columns B and C)

The option awards reported in Column C vest 25% annually on each of the first four anniversaries of the grant date.  The grant date is 10 years prior to the expiration date in Column F.

Number of Shares or Units of Stock That Have Not Vested (Column G)

The table below shows the vesting schedule by fiscal year for the restricted stock awards and, in the case of Mr. Moore, phantom stock units, reported in Column G.

	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018

Mr. Moore	19,589	27,001	5,809
Mr. Browne	5,983	5,977	1,161
Dr. Hoare	1,946	6,437	1,946
Dr. Morris	5,574	4,724	871
Mr. Wise	6,100	5,977	1,161
Mr. Alch	3,399	3,761	871

Market Value of Shares or Units of Stock That Have Not Vested (Column H)

The market values of restricted stock awards reported in Column H were calculated using the closing price of our common stock on April 24, 2015, which was the last business day of our fiscal year 2015, of $63.41, multiplied by the number of shares in Column G.

Number of Equity Incentive Plan Shares, Units of Stock or Other Rights That Have Not Vested (Column I)

The table below shows the vesting schedule by fiscal year for the performance-based restricted stock and phantom stock unit awards reported in Column I, assuming that all performance targets are achieved on the earliest possible date.

	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018

Mr. Moore	35,711	1,333	1,333
Mr. Browne	9,284	347	346
Dr. Hoare	1,946	1,946	1,945
Dr. Morris	9,284	347	346
Mr. Wise	9,284	347	346
Mr. Alch	2,384	89	89

Market Value of Equity Incentive Plan Awards That Have Not Vested (Column J)

The market values of the performance-based restricted stock and phantom stock unit awards reported in Column J were calculated using the closing price of our common stock on April 24, 2015, which was the last business day of our fiscal year 2015, of $63.41, multiplied by the number of shares set forth in Column I.

Option Exercises and Stock Vested During Fiscal Year 2015

The following table provides information concerning each exercise of stock options and each vesting of stock, including restricted stock, restricted stock units and similar instruments during the fiscal year ended April 24, 2015 on an aggregated basis with respect to each of our Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Mr. Moore	24,000	748,409	117,147	6,286,386
Mr. Browne	—	—	26,005	1,427,638
Dr. Hoare	—	—	—	—
Dr. Morris	13,000	530,071	25,693	1,409,732
Mr. Wise	—	—	25,655	1,407,551
Mr. Alch	1,000	39,000	8,787	487,670

Fiscal Year 2015 Nonqualified Deferred Compensation

	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

Mr. Moore	267,610	—	23,856	—	499,861
Mr. Browne	—	—	—	—	—
Dr. Hoare	25,851	—	2,178	—	35,489
Dr. Morris	—	—	—	—	—
Mr. Wise	47,969	—	6,878	—	98,403
Mr. Alch	—	—	—	—	—

Executive Contributions in Last Fiscal Year

All Executive Contributions shown in the table are reported in the Salary column of the Summary Compensation Table.  Messrs. Brown and Alch and Dr. Morris did not make any contributions.

Registrant Contributions in Last Fiscal Year

We do not make contributions for the account of any of our officers.

Aggregate Earnings in Last Fiscal Year

No amounts of Aggregate Earnings shown in the table above have been reported in the current year’s Summary Compensation Table for any of our Named Executive Officers since the earnings were not preferential or above-market.

Aggregate Withdrawals / Distributions

None of our Named Executive Officers took a withdrawal or distribution from the plan in fiscal year 2015.

The Cyberonics, Inc. Nonqualified Deferred Compensation Plan (“NDCP”)

We adopted the NDCP on January 1, 2013.  The NDCP permits senior management employees (directors, senior directors, and officers) to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation.  To date, we have chosen not to make matching or discretionary contributions for the accounts of our officers who participate in the NDCP.  Were we to choose to do so, company contributions would vest at the rate of 20% for each year of employment.

When participants elect to defer contributions to the NDCP, they can elect to create separate accounts with different in-service or retirement distribution dates and amounts.  Distributions may be made on a certain future date (as long as that date is at least five years beyond the period of deferral) or at retirement, or, for specified employees under Section 409A of the Internal Revenue Code, six months after the date of retirement (in the form of a lump sum distribution or installments over a period of up to 10 years). All distributions are made in cash, and there are limited opportunities to change the distribution elections.  These include a hardship withdrawal and a “redeferral” election that must be made at least 12 months prior to a scheduled payment (and only if the redeferral is for at least an additional five years).

Participants receive credits for gains or debits for losses daily based on funds that are indexed to 14 investment alternatives.  These investment alternatives, and their one-year investment returns as of June 30, 2015, are as follows:

Fund	One-Year Return as of June 30, 2015

AmCent VP Mid Cap Value I	6.61%
AmCent VP Value I	3.36%
Delaware VIP Emerging Market Service	-11.56%
Dreyfus Stock Index Initial	7.15%
Fidelity VIP Gr Svc	7.90%
Franklin Templeton VIPT Franklin Small Cap Val Sc2	-2.38%
Goldman Saks Growth Opportunities Svc	7.96%
Invesco VI Intl Growth Ser I	-2.43%
LeggM ClearBridge Small-Cap Growth I	6.88%
NW NVIT Mid Cap Index I	6.01%
NW NVIT Money Market V	0.00%
Pimco VIT Low Duration Admin	0.32%
Pimco VIT Real Return Admin	-3.17%
Pimco VIT Total Return Admin	1.32%
WR Ivy VIP Asset Strategy	-4.43%

Potential Payments Upon Termination or Change in Control

The discussion and table below disclose the amount of compensation and/or other benefits due to our Named Executive Officers (other than Dr. Morris) in the event of a change of control of our company or their termination of employment, including, but not limited to, in connection with a change in control.  The amounts disclosed assume that the applicable triggering event was effective as of April 24, 2015 and the price of our stock was $63.41 per share (the closing price of our common stock on that date).  Accordingly, the disclosure includes amounts earned through April 24, 2015 and estimates of the amounts that would be paid to the Named Executive Officers (other than Dr. Morris) upon a change in control, or their respective termination, as applicable.  The actual amounts to be paid can only be determined at the time of the change in control or the Named Executive Officer’s actual separation from our company.

Dr. Morris is not included in the discussion and table below because his employment with us terminated in December 2014.  See the Summary Compensation Table and “Employment and Consulting Arrangements with Dr. Morris,” above, for information on payments he received in connection with his termination.

A Name	B Benefit	C Change in Control ($)	D Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) ($)	E Termination Due to Death or Disability ($)	F Termination Without Cause ($)

Daniel J. Moore	Salary and Bonus	—	2,085,699	—	2,085,699
	Equity Compensation Stock Options Restricted Shares	1,160,179 5,756,106	1,160,179 5,756,106	1,160,179 5,756,106	733,521 1,242,138
	Health Care Continuation Coverage	—	62,790	—	62,790
	Other Benefits (Interest; Life Insurance)	—	34,100	3,353,625	34,100
	Total	6,916,285	9,098,875	10,269,910	4,158,249

Gregory H. Browne	Salary and Bonus	—	1,029,000	—	748,167
	Equity Compensation Stock Options Restricted Shares	355,489 1,464,644	355,489 1,464,644	355,489 1,464,644	239,141 842,846
	Health Care Continuation Coverage	—	25,560	—	25,560
	Other Benefits (Life Insurance)	—	—	300,000	—
	Total	1,820,133	2,874,693	2,120,133	1,855,714

Rohan H. Hoare	Salary and Bonus	—	990,000	—	866,250
	Equity Compensation Stock Options Restricted Shares	203,038 1,025,086	203,038 1,025,086	203,038 1,025,086	58,164 123,396
	Health Care Continuation Coverage	—	8,460	—	8,460
	Other Benefits (Life Insurance)	—	—	300,000	—
	Total	1,228,124	2,226,584	1,528,124	1,056,270

David S. Wise	Salary and Bonus	—	990,000	—	717,749
	Equity Compensation Stock Options Restricted Shares	419,723 1,472,063	419,723 1,472,063	419,723 1,472,063	250,923 872,458
	Health Care Continuation Coverage	—	25,332	—	25,332
	Other Benefits (Life Insurance)	—	—	300,000	—
	Total	1,891,787	2,907,119	2,191,787	1,866,462

Darren W. Alch	Salary and Bonus	—	836,160	—	—
	Equity Compensation Stock Options Restricted Shares	133,433 671,512	133,433 671,512	133,433 671,512	133,433 124,664
	Health Care Continuation Coverage	—	25,560	—	25,560
	Other Benefits (Life Insurance)	—	—	300,000	—
	Total	804,945	1,666,665	1,104,945	283,430

Change in Control (Column C)

Our Amended and Restated 1997 Stock Plan, 2005 Stock Plan, 2009 Stock Plan, and Amended and Restated New Employee Equity Inducement Plan (collectively, the “Equity Incentive Plans”) state that upon a Change of Control, as described below, all outstanding equity awards vest.  A “Change of Control” occurs, in general, upon:

•                  the acquisition by another person or entity of 50% or more of the outstanding shares of our stock;

•                  our reorganization, merger or consolidation or other form of corporate transaction where our stockholders prior to the transaction do not own more than 50% of the combined voting power of the resulting company’s outstanding securities;

•                  the sale or disposition of all or substantially all of our assets;

•                  a change in the composition of our Board, as a result of which fewer than a majority of the directors are incumbent directors; or

•                  the approval by our Board or our stockholders of our liquidation or dissolution.

The unvested equity awards granted to our Named Executive Officers include stock options, shares of restricted stock, and phantom stock units.  The accelerated vesting of stock options is reflected in the table as an amount equal to the difference between the exercise price for each option and the market price per share (which, on the last day of the fiscal year ended April 24, 2015, was $63.41), multiplied by the number of unvested shares subject to the option.  The numbers of optioned shares of stock subject to accelerated vesting on a Change in Control and the corresponding exercise price for each Named Executive Officer was (1) 11,698 shares at $25.71 per share, 15,159 shares at $42.52 per share, 34,969 shares at $51.90 per share, and 56,623 shares at $57.39 per share for Mr. Moore; (2) 4,065 shares at $25.71 per share, 5,303 shares at $42.52 per share, 7,946 shares at $51.90 per share, and 11,322 shares at $57.39 per share for Mr. Browne; (3) 7,479 shares at $51.53 per share and 18,968 shares at $57.39 per share for Dr. Hoare; (4) 3,890 shares at $25.71 per share, 5,431 shares at $42.52 per share, 7,946 shares at $51.90 per share, and 11,322 shares at $57.39 per share for Mr. Wise; and (5) 1,945 shares at $25.71 per share, 2,780 shares at $42.52 per share, 4,768 shares at $51.90 per share, and 8,491 shares at $57.39 per share for Mr. Alch.

The amount attributable to accelerated vesting of restricted shares (and phantom stock units in the case of Mr. Moore) was determined by multiplying the market price per share on the last day of the fiscal year ended April 24, 2015 ($63.41) by the number of unvested restricted shares for each Named Executive Officer, which was (1) 90,776 shares in the case of Mr. Moore; (2) 23,098 shares in the case of Mr. Browne; (3) 16,166 shares in the case of Dr. Hoare; (4) 23,215 shares in the case of Mr. Wise; and (5) 10,590 shares in the case of Mr. Alch.

Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D)

The amounts shown in Column D are paid following the executive officer’s termination within one year following a Change in Control, if we terminate the executive’s employment without “Cause” or if the executive terminates his employment for a “Good Reason.”

Change in Control Arrangement with Mr. Moore.

Mr. Moore’s benefits in the event of his termination without “Cause” following a change in control are those he is eligible to receive in the event of a “Change of Control,” as reflected in Column C, plus those benefits provided by his employment agreement in the event of his termination without “Cause” or for “Good Reason.”  Pursuant to Mr. Moore’s 2011 employment agreement, as amended, if Mr. Moore’s employment is terminated (1) by us without “Cause” (as described below) or (2) by Mr. Moore for “Good Reason” (as described below) during the one-year period following the Change of Control, in addition to the accelerated vesting of equity awards, we will provide the following benefits to Mr. Moore:

•                  a payment equal to two times the sum of Mr. Moore’s current annual base salary and average bonus amount for the two most recent fiscal years;

•                  medical and dental coverage for a period of 24 months; and

•                  interest at the prime rate of interest on any severance benefits delayed for six months to avoid the excise tax under Section 409A of the Internal Revenue Code.

A termination is for “Cause” if Mr. Moore, after written notice and an opportunity to cure, has:

•                  breached a material provision of his employment agreement;

•                  willfully engaged in conduct that is materially and demonstrably injurious to our company;

•                  willfully failed to comply with a lawful directive of our Board;

•                  failed to comply with our written policies and procedures;

•                  engaged in fraud, dishonesty or misappropriation of our assets, business, customers, suppliers or employees;

•                  been convicted of a felony; or

•                  continually failed or refused to perform satisfactorily, or grossly neglected, his duties, other than as resulted from physical or mental illness.

“Good Reason” means, in general:

•                  a material diminution in Mr. Moore’s base salary or target bonus amount;

•                  a material diminution in Mr. Moore’s authority, duties or responsibilities, except as necessitated by our change to a subsidiary of a public company following a change in control;

•                  a material diminution in the budget over which Mr. Moore retains authority; or

•                  our breach of any material provision of Mr. Moore’s employment agreement.

The accelerated vesting of Mr. Moore’s unvested equity awards as a result of the Change in Control (see “— Change in Control (Column C)” (p. 40)) are calculated in the manner described above in connection with Column C.

The amount in the “Other Benefits” row in Column D is interest payable to Mr. Moore for a six-month delay in delivering the severance benefits per the terms of his employment agreement.  The interest on delayed severance benefits is calculated based on the prime rate of interest as of April 24, 2015, the last day of fiscal year 2015.  The prime rate of interest reported in the Wall Street Journal on that day was 3.25%.  Mr. Moore’s interest payment was estimated to be $43,067.

The cost of Health Care Continuation Coverage is calculated based on our estimated cost to maintain Mr. Moore’s medical and dental benefits under our group insurance plans for 18 months, plus our estimated cost to obtain substantially equivalent benefits for an additional six months.

Receipt of the foregoing benefits is contingent on and subject to Mr. Moore’s (1) avoidance of conduct that did or could have, if known, resulted in his termination for Cause; and (2) adherence to the terms of non-competition, non-solicitation, and confidentiality provisions in his employment agreement for a period of two years following termination of his employment.

Change in Control Arrangements with Our Other Named Executive Officers.

Effective January 1, 2011, our executive officers, other than Messrs. Moore and Alch and Dr. Hoare, agreed to the terms of an employment agreement with us.  Mr. Alch and Dr. Hoare agreed to the same basic terms in an employment agreement on October 1, 2012, and September 12, 2013, respectively.  Effective January 1, 2015, each of our Named Executive Officers other than Mr. Moore agreed to the terms of a new employment agreement. See the discussion of this employment agreement at “Executive Compensation — Summary Compensation — Salary (Column C) — Employment Arrangement with Mr. Browne” (p. 28).  Each executive officer’s benefits in the event of his or her termination without “Cause” within one year following a change in control are those he or she is eligible to receive in the event of a “Change of Control,” as shown in Column C (see “— Change in Control (Column C)” (p. 40)), plus those benefits provided by his employment agreement.  The executive officers’ employment agreements all provide the same benefits, as described below, if, within one year following a “Change of Control” (as defined above for the Equity Incentive Plans, see “— Change in Control (Column C)” (p. 40)), we terminate the executive officer’s employment without “Cause” or the executive officer terminates his employment for a “Good Reason” (both as defined above for Mr. Moore’s employment agreement, see “— Change in Control Arrangement with Mr. Moore” (p. 40)), as follows:

•                  a payment equal to two times the sum of the executive officer’s annual base salary and an amount that is 50% of the executive officer’s annual base salary; and

•                  payment of the full cost of premiums to continue medical and dental coverage under our medical and dental insurance programs pursuant to COBRA for a period of 12 months.

Receipt of the foregoing benefits is contingent on and subject to the executive officer’s (1) avoidance of conduct that did or could have, if known, resulted in termination for Cause; and (2) adherence to the terms of a confidentiality provision and to the terms of non-competition and non-solicitation provisions for periods of one and two years, respectively, following termination of employment.

Termination Due to Death (Column E)

Pursuant to the terms of the Equity Incentive Plans, in the event of a Named Executive Officer’s termination of employment due to death, all outstanding stock option, restricted stock, and phantom stock unit awards vest immediately.  The amount reported with respect to the accelerated vesting of stock options and restricted share awards has been calculated using the same method described in “— Change in Control (Column C)” (p. 40).

The amount in the “Other Benefits” row in Column E for Mr. Moore is the proceeds of a life insurance policy payable for the benefit of Mr. Moore under the terms of his employment agreement ($3,000,000), plus the benefit from his group life insurance policy ($300,000), and interest payable to Mr. Moore for a six-month delay in delivering the severance benefits per the terms of his employment agreement.  The interest on delayed severance benefits is calculated based on the prime rate of interest as of April 24, 2015, the last day of fiscal year 2015.  The prime rate of interest reported in the Wall Street Journal on that day was 3.25%.  Mr. Moore’s interest payment was estimated to be $53,625.

The amount in the “Other Benefits” row in Column E for the Named Executive Officers other than Mr. Moore is the proceeds of a group term life insurance policy, which, as of April 24, 2015, paid a benefit of 1.5 times an employee’s annual base salary up to a maximum of $300,000.

Termination Due to Disability (Column E)

Pursuant to the terms of the Equity Incentive Plans, in the event of a Named Executive Officer’s termination of employment due to Disability, all outstanding stock option awards, along with all restricted stock and phantom stock unit awards issued from the Cyberonics, Inc. 2009 Stock Plan, vest immediately. “Disability” is defined as total and permanent disability per Internal Revenue Code Section 22(e)(3).  The amounts payable for termination of employment due to Disability are equal to the amounts shown in Column E for stock options, plus the amounts shown in Column E for restricted stock.

Termination Without Cause (Column F)

Severance Arrangement with Mr. Moore.

In the event of a termination of Mr. Moore’s employment by us without “Cause” or by Mr. Moore for “Good Reason” (each as defined in his employment agreement, see “— Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D) — Change in Control Arrangement with Mr. Moore” (p. 40)), Mr. Moore is entitled to receive the following severance benefits:

•                  a payment equal to two times the sum of his current annual base salary and average bonus amount for the two most recent fiscal years;

•                  accelerated vesting of that number of stock options and time-vested restricted shares and phantom stock units as would otherwise have vested if he had remained employed for a period through the date that is 12 months from the date of termination;

•                  provided that Mr. Moore enters into a consulting agreement with us, performance-vested restricted shares and phantom stock units continue to vest in accordance with the performance objectives set forth in the applicable award agreement;

•                  medical and dental coverage for a period of 24 months; and

•                  interest at the prime rate of interest on any severance benefits delayed for six months to avoid the excise tax under Section 409A of the Internal Revenue Code.

The amount in the table was calculated by multiplying $63.41 (the closing price of our stock on April 24, 2015) by 19,589 time-vested restricted shares and phantom stock units that would have vested within 12 months of April 24, 2015.

Receipt of the foregoing benefits is contingent on and subject to Mr. Moore’s (1) avoidance of conduct that did or could have, if known, resulted in his termination for Cause; and (2) adherence to the terms of non-competition, non-solicitation, and confidentiality provisions in his employment agreement for a period of two years following termination of his employment.

Severance Arrangements with Our Other Named Executive Officers.

Effective January 1, 2011, as to our executive officers other than Dr. Hoare and Mr. Alch, and effective September 12, 2013 as to Dr. Hoare and effective October 1, 2012 as to Mr. Alch, our executive officers other than Mr. Moore agreed to the terms of an employment agreement with us.  Effective January 1, 2015, each of our Named Executive Officers other than Mr. Moore agreed to the terms of a new employment agreement. For a discussion of the terms of these agreements, see the discussion above at “— Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D) — Change in Control Arrangements with Our Other Named Executive Officers” (p. 42).  The employment agreement provides severance benefits payable if we terminate the executive officer’s employment without “Cause” or the executive officer terminates employment for a “Good Reason” (both as defined above for Mr. Moore’s employment agreement, see “— Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D) — Change in Control Arrangement with Mr. Moore” (p. 40)), as follows:

•                  a payment equal to 1.5 times the sum of the executive officer’s annual base salary and the average bonus amount paid to the executive for the past two fiscal years (or 75% (Dr. Hoare and Messrs. Browne and Wise) or 50% (Mr. Alch) of the officer’s target bonus amount for a termination before the officer’s second employment anniversary);

•                  accelerated vesting of that number of stock options and time-vested restricted shares as would otherwise have vested if the executive officer had remained employed for a period through the date that is 12 months from the date of termination; and

•                  payment of the full cost of premiums to continue medical and dental coverage under our medical and dental insurance programs pursuant to COBRA for a period of 12 months.

Receipt of the foregoing benefits is contingent on and subject to the executive officer’s (1) avoidance of conduct that did or could have, if known, resulted in termination for Cause; and (2) adherence to the terms of a confidentiality provision and to the terms of non-competition and non-solicitation provisions for periods of one and two years, respectively, following termination of employment.

The amounts shown in Column F of the table above were calculated in the manner described above in connection with Column D.  See the discussion above at “— Termination Upon or Within One Year Following a Change in Control (Other Than for Cause or By the Employee for Good Reason) (Column D) — Change in Control Arrangements with Our Other Named Executive Officers” (p. 42).

NON-EMPLOYEE DIRECTOR COMPENSATION

General

At the outset of each fiscal year, the Compensation Committee reviews the total compensation paid to our non-employee directors and non-executive Chairman of our Board.  The purpose of the review is to ensure that the level of compensation is appropriate to attract and retain a diverse group of directors with the breadth of experience necessary to perform our Board’s duties and to compensate our directors fairly for their services.  The review includes the consideration of qualitative and comparative factors.  To ensure directors are compensated relative to the scope of their responsibilities, the Compensation Committee considers:  (1) the time and effort involved in preparing for Board and committee meetings and the additional duties assumed by committee chairs and the Chairman of our Board; (2) the level of continuing education required to remain informed of broad corporate governance trends and material developments relevant to strategic initiatives within our company; (3) the risks associated with fulfilling fiduciary duties; and (4) the compensation paid to directors at a peer group of companies as determined by the Compensation Committee’s compensation consultant.

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal year ended April 24, 2015.  Mr. Moore, who is both a director and a full-time employee, received no compensation for serving as a director.

Director Compensation for the Fiscal Year Ended April 24, 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Guy C. Jackson	65,000	124,987	189,987
Joseph E. Laptewicz, Jr.	57,500	124,987	182,487
Hugh M. Morrison	126,023	124,987	251,010
Alfred J. Novak	55,000	124,987	179,987
Arthur L. Rosenthal	65,000	124,987	189,987
Jon T. Tremmel	47,500	124,987	172,487

(1)

The amounts reported in this column reflect the aggregate grant date fair value for stock awarded during the fiscal year ended April 24, 2015.

As of April 24, 2015, the aggregate number of unvested stock awards granted to each director was as follows: Mr. Jackson — 2,315; Mr. Laptewicz — 2,315; Mr. Morrison — 2,315; Mr. Novak — 2,315; Dr. Rosenthal — 2,315; and Mr. Tremmel — 2,315. As of April 24, 2015, the aggregate number of unexercised stock option awards granted to each director is zero.

Fiscal Year 2015 Cash Payments

Each non-employee director received the following compensation in fiscal year 2015:

•                  a cash retainer of $40,000, plus an additional $75,000, which amount was increased to $100,000 effective November 18, 2014, for the Chairman of our Board;

•                  an additional cash retainer of $10,000 for each member of the Audit Committee, plus an additional $10,000 for the chairperson of the committee;

•                  an additional cash retainer of $7,500 for each member of the Compensation Committee, plus an additional $7,500 for the chairperson of the committee; and

•                  an additional cash retainer of $5,000 for each member of the Nominating & Governance Committee, plus an additional $5,000 for the chairperson of the committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is now, or at any time has been, employed by or served as an executive officer of Cyberonics, Inc. or any of its subsidiaries, or has had any substantial business dealings with Cyberonics, Inc. or any of its subsidiaries.  None of our executive officers is now, or at any time has been, a member of the compensation committee or board of directors of another entity, one of whose executive officers has been a member of the Compensation Committee or our Board.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 22, 2015, except where otherwise noted, certain information with respect to the amount of our common stock beneficially owned (as defined by the SEC’s rules and regulations) by (1) each of our named executive officers, (2) each director, (3) all current executive officers and directors as a group and (4) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.  Except for the support agreements described in the next paragraph and as otherwise noted below, we are not aware of any agreements among our stockholders that relate to voting or investment of shares of our common stock.

In connection with entry into a letter of intent on February 26, 2015 providing for a business combination transaction between us and Sorin S.p.A. (“Sorin”), Sorin entered into support agreements with Hugh M. Morrison, Chairman of our Board, and Daniel J. Moore, our Chief Executive Officer.  Under the support agreements, Messrs. Morrison and Moore have agreed to vote their shares in favor of the transactions contemplated by the merger agreement, dated March 23, 2015, by and among Cyberonics, Sorin and certain of Sorin’s subsidiaries, which merger agreement provides for the combination of Cyberonics’ and Sorin’s businesses, subject to certain conditions.  Messrs. Morrison and Moore have also agreed, subject to certain exceptions, not to transfer any shares of capital stock or other equity interests in Cyberonics owned by them until the merger with Sorin has closed.  As of July 22, 2015, Messrs. Moore and Morrison held, in the aggregate, approximately 0.42% of our outstanding common stock.

Applicable percentage ownership and voting power is based on 25,994,002 shares of our common stock outstanding as of July 22, 2015.

	Amount and Nature of Beneficial Ownership (1)
Name of Beneficial Owner	Shares Owned	Shares Acquirable Within 60 Days	Total Beneficial Ownership	Percent of Class (2)
Named Executive Officers:
Daniel J. Moore (3)	98,402	96,170	194,572	*
Gregory H. Browne (4)	40,003	25,815	65,818	*
Rohan H. Hoare (5)	9,797	7,235	17,032	*
Milton M. Morris (6)	21,146	48,219	69,365	*
David S. Wise (7)	39,262	49,219	88,481	*

Directors: (8)
Guy C. Jackson (9)	36,603	—	36,603	*
Joseph E. Laptewicz, Jr (10)	20,883	—	20,883	*
Hugh M. Morrison (11)	10,315	—	10,315	*
Alfred J. Novak (12)	17,020	—	17,020	*
Arthur L. Rosenthal, Ph.D. (13)	15,265	—	15,265	*
Jon T. Tremmel (14)	14,125	—	14,125	*

All current executive officers and directors as a group (11 persons)	322,821	226,658	549,479	2.10%

5% Holders Not Listed Above
BlackRock, Inc. (15) 40 East 42nd Street New York, NY 10022	2,776,888	—	2,776,888	10.68%

Renaissance Technologies LLC (16) 800 Third Avenue New York, NY 10022	2,256,094	—	2,256,094	8.68%

The Vanguard Group, Inc. (17) 100 Vanguard Blvd. Malvem, PA 19355	1,726,676	—	1,726,676	6.64%

Palo Alto Investors, LLC (18) 470 University Avenue Palo Alto, CA 94301	1,608,101	—	1,608,101	6.19%

Brown Capital Management, LLC (19) 1201 N. Calvert Street Baltimore, MD 21202	1,567,045	—	1,567,045	6.03%

* Less than 1%

(1)              Beneficial ownership is determined in accordance with the SEC’s rules and regulations and generally includes voting or investment power with respect to securities.  Shares of our common stock subject to options and warrants currently exercisable, or exercisable within 60 days after July 22, 2015, are deemed outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such rights, but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)              Based on total shares outstanding of 25,994,002 at July 22, 2015.

(3)              The Total Beneficial Ownership column includes 35,476 shares of unvested restricted stock as to which Mr. Moore does not have investment power and includes 2,586 shares owned by the DJM Family Partnership, Ltd., in which Mr. Moore’s spouse, Grace M. Moore, owns a limited partner interest and holds sole investment power.

(4)              The Total Beneficial Ownership column includes 7,831 shares of unvested restricted stock as to which Mr. Browne does not have investment power.

(5)              The Total Beneficial Ownership column includes 8,383 shares of unvested restricted stock as to which Dr. Hoare does not have investment power.

(6)              The Total Beneficial Ownership column includes 6,289 shares of unvested restricted stock as to which Dr. Morris does not have investment power. Dr. Morris resigned from Cyberonics in December 2014.

(7)              The Total Beneficial Ownership column includes 7,831 shares of unvested restricted stock as to which Mr. Wise does not have investment power.

(8)              Excludes the beneficial ownership of Mr. Moore, which is reported above.

(9)              The Total Beneficial Ownership column includes 2,315 shares of unvested restricted stock as to which Mr. Jackson does not have investment power.

(10)       The Total Beneficial Ownership column includes 2,315 shares of unvested restricted stock as to which Mr. Laptewicz does not have investment power.

(11)       The Total Beneficial Ownership column includes 2,315 shares of unvested restricted stock as to which Mr. Morrison does not have investment power.

(12)       The Total Beneficial Ownership column includes 2,315 shares of unvested restricted stock as to which Mr. Novak does not have investment power.

(13)       The Total Beneficial Ownership column includes 2,315 shares of unvested restricted stock as to which Dr. Rosenthal does not have investment power.

(14)       The Total Beneficial Ownership column includes 3,751 shares of unvested restricted stock as to which Mr. Tremmel does not have investment power.

(15)       The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2014, based on a Schedule 13G/A dated January 9, 2015 filed by Blackrock, Inc.

(16)       The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2014, based on a Schedule 13G/A dated February 12, 2015 filed by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation. In such Schedule 13G/A, each of Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation (because of Renaissance Technologies Holdings Corporation’s majority ownership of Renaissance Technologies LLC) reported having sole voting power over 2,065,417 shares, shared voting power over no shares, sole dispositive power over 2,255,995 shares and shared dispositive power over 99 shares.

(17)       The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2014, based on a Schedule 13G/A dated February 10, 2015 filed by The Vanguard Group. In such Schedule 13G/A, The Vanguard Group reported having sole voting power over 34,590 shares, shared voting power over no shares, sole dispositive power over 1,694,086 shares and shared dispositive power over 32,590 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 32,590 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 2,000 shares as a result of its serving as investment manager of Australian investment offerings.

(18)       The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2014, based on a Schedule 13G/A dated February 18, 2015 filed by Palo Alto Investors, LLC, Patrick Lee, MD and Anthony Joonkyoo Yun, MD. In such Schedule 13G/A, each of Palo Alto Investors, LLC, Dr. Lee and Dr. Yun reported having shared voting and shared dispositive power over 1,608,101 shares. Dr. Lee and Dr. Yun co-manage Palo Alto Investors, LLC.

(19)       The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2014, based on a Schedule 13G/A dated February 5, 2015 filed by Brown Capital Management LLC. In such Schedule 13G/A, Brown Capital Management, LLC reported that it had sole voting power over 771,849 shares, shared voting power over no shares, and sole dispositive power over 1,567,045 shares.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of April 24, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders (1)	1,112,866	41.2913	1,738,708
Equity compensation plans not approved by security holders (2)	12,872	45.0530	290,185
Total	1,125,738	41.3343	2,028,893

(1)         The Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan (“1996 Stock Plan”), the Cyberonics, Inc. Amended and Restated 1997 Stock Plan (“1997 Stock Plan”), the Cyberonics, Inc. 2005 Stock Plan (“2005 Stock Plan”), and the Cyberonics, Inc. 2009 Stock Plan (“2009 Stock Plan”) were approved by our Board and became effective in November 1996, November 2000, October 1998, March 2005, and August 2009, respectively.  Options granted under the 1996 Stock Plan (now expired), the 1997 Stock Plan (no longer available), and the 2005 Stock Plan (no longer available) generally vest ratably over four or five years following their date of grant.  No awards granted under the 1998 Stock Plan (now expired) currently remain outstanding.  Option awards have a maximum term of 10 years.  The following table reflects the number of options, warrants, and rights outstanding and the number of shares available for awards under the stock plans as of April 24, 2015:

Stock Plan	Outstanding Options, Warrants and Rights	Shares Available for Future Issuance
1996 Stock Plan	19,125	0
1997 Stock Plan	126,752	0
2005 Stock Plan	14,000	0
2009 Stock Plan	952,989	1,738,708

(2)         New Employee Equity Inducement Plan.  The Cyberonics, Inc. New Employee Equity Inducement Plan (the “New Employee Plan”), which has not been approved by stockholders, was adopted by our Board on June 1, 2003.  It was amended and restated by our Board on April 24, 2007.  The New Employee Plan provides for the award of unrestricted shares, restricted stock, and stock options to newly-hired employees.  We have reserved 1,150,000 shares of common stock for issuance under the New Employee Plan.  All option awards will have an exercise price per share of no less than 100% of the fair market value per share of our common stock on the grant date.  Any vesting period and the term of the option, up to ten years, as well as the form of consideration to be paid on exercise, are determined by the Compensation Committee at the time the award is granted.  The terms of any restricted stock award, including forfeiture terms, are also determined by the Compensation Committee at the time the award is granted.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Policies and Procedures

Recognizing that related-person transactions involving our company present a heightened risk of conflicts of interest or improper valuation (or the perception thereof), our Board adopted a formal written process for reviewing, approving, and ratifying transactions with related persons.  This process is described below.

General

Under the policy, any “Related-Person Transaction” may be consummated or may continue only if the Audit Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy.

For these purposes, a “Related Person” is:

•                                          a senior officer (which shall include, at a minimum, each executive officer and Section 16 officer) or director;

•                                          a stockholder owning more than 5% of our company (or its controlled affiliates);

•                                          a person who is an immediate family member of a senior officer or director; or

•                                          an entity that is owned or controlled by someone listed above, or an entity in which someone listed above has a substantial ownership interest or control of that entity.

For these purposes, a “Related-Person Transaction” is a transaction between our company and any Related Person (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), other than:

•                                          transactions involving compensation approved by the Compensation Committee;

•                                          transactions available to all employees generally; and

•                                          transactions involving less than $50,000 when aggregated with all similar transactions.

Audit Committee Approval

Our Board has determined that the Audit Committee is best suited to review and approve Related-Person Transactions.  Accordingly, in the event that management recommends a Related-Person Transaction, management is required to present the transaction to the Audit Committee in advance of entering into the transaction.  If management is unable to present the transaction to the Audit Committee for approval in advance, management may enter into the transaction preliminarily, subject to ratification by the Audit Committee; provided, however, that if the Audit Committee does not so approve, management must make all reasonable efforts to cancel or annul the transaction, or if unable to do so, to amend it in a satisfactory manner.  The Audit Committee may approve or ratify a Related-Person Transaction only if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party.

Corporate Opportunity

Our Board recognizes that a member of our management or a director may be presented with a significant business opportunity that may equally be available to our company, either directly or via referral.  Before the opportunity may be consummated by a Related Person (other than an otherwise unaffiliated 5% stockholder), the opportunity must be presented to the Audit Committee for consideration.  The Audit Committee, in its discretion, may present the opportunity to our Board for consideration.

Disclosure

Related-Person Transactions, if required by SEC rules and regulations, must be disclosed in our applicable filings.

Transactions

Since the beginning of the fiscal year ended April 24, 2015, we have not entered into any Related-Person Transactions, and there are no such currently proposed transactions.

DIRECTOR INDEPENDENCE

The information regarding Director Independence is set forth in the section above entitled “Item 10 — Our Board — Director Independence`.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to Independent Auditor

KPMG LLP served as our independent registered public accounting firm for the fiscal years ended April 24, 2015 and April 25, 2014, respectively.  The following table summarizes the aggregate fees billed by KPMG LLP and their respective affiliates for the fiscal years ended April 24, 2015 and April 25, 2014, respectively:

	Fiscal year ended April 24, 2015	Fiscal year ended April 25, 2014
Audit Fees (1)	$1,033,917	$1,053,600
Audit-Related Fees (2)	215,000	—
Tax Fees (3)	219,981	53,125
All Other Fees	—	—
Total	$1,468,898	$1,106,725

(1)         Audit Fees are fees we paid to KPMG LLP for professional services related to the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, and for services that are normally provided by the firm in connection with statutory and regulatory filings or engagements.

(2)         Audit-Related Fees consist of aggregate fees billed which are for assurance and related services other than those included in Audit Fees.  For the fiscal year ended April 24, 2015, audit-related fees include services rendered in connection with our pending merger with Sorin S.p.A., including in connection with the Registration Statement on Form S-4 filed with the SEC by LivaNova PLC relating to the shares to be issued in the proposed merger.

(3)         Tax Fees are fees paid to KPMG LLP for tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and approve the plan and scope of the audit and non-audit services to be provided by KPMG LLP and the fees to be paid for such services.  Consistent with the Audit Committee Charter, all audit and non-audit services provided by KPMG LLP for the fiscal years 2015 and 2014, and the estimated cost of those services, were pre-approved by the Audit Committee, which has determined that the services provided by KPMG LLP were compatible with maintaining KPMG LLP’s independence.

PART IV

ITEM 15.     EXHIBITS

The following Exhibits are filed as part of this Amendment as required by Regulation S-K.

Exhibit Number	Document Description
31.1	Certification of the Chief Executive Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Cyberonics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2015

CYBERONICS, INC.

By:	/s/ Gregory H. Browne
Name: Gregory H. Browne
Title: Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)