Form 10-Q
period 2015-07-24
CYBERONICS INC
filed 2015-08-20
CIK 864683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ------------------------
FORM 10-Q
(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 24, 2015 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☑ No  ◻
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☑ No   ◻
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻	No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2015
Common Stock $0.01 par value	26,000,450

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

Index

PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBERONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014
Net sales	$81,010,801	$72,003,966
Cost of sales	9,433,096	6,410,392
Gross profit	71,577,705	65,593,574
Operating expenses
Selling, general and administrative	33,705,749	33,027,606
Research and development	10,061,267	10,562,754
Merger related expenses	6,548,842	—
Total operating expenses	50,315,858	43,590,360
Income from operations	21,261,847	22,003,214
Interest income, net	24,846	37,666
Impairment of investment	(2,064,283)	—
Other income (expense), net	(3,948)	171,455
Income before income taxes	19,218,462	22,212,335
Income tax expense	6,799,294	8,693,513
Net income	$12,419,168	$13,518,822
Basic income per share	$0.48	$0.51
Diluted income per share	$0.47	$0.50

Shares used in computing basic income per share	25,995,664	26,674,134

Shares used in computing diluted income per share	26,227,801	26,915,388

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014
Net income	$12,419,168	$13,518,822
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	164,060	(90,880)
Total other comprehensive income (loss)	164,060	(90,880)
Total comprehensive income	$12,583,228	$13,427,942

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	July 24, 2015	April 24, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$162,358,675	$124,187,094
Short-term investments	6,995,800	27,019,597
Accounts receivable, net	54,991,188	50,569,375
Inventories	24,737,577	23,963,303
Deferred tax assets current, net	7,785,835	7,198,726
Other current assets	6,745,856	7,782,875
Total current assets	263,614,931	240,720,970
Property, plant and equipment, net	40,735,064	40,286,676
Intangible assets, net	9,911,467	10,168,239
Investments in equity securities	15,062,643	17,126,927
Deferred tax assets non-current, net	6,895,311	6,077,854
Other assets	2,007,970	1,563,529
Total assets	$338,227,386	$315,944,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,792,435	$7,251,213
Accrued liabilities	30,510,268	24,197,963
Total current liabilities	36,302,703	31,449,176
Long-term liabilities	8,741,476	7,921,288
Total liabilities	45,044,179	39,370,464
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 32,094,186 shares issued and 25,999,942 shares outstanding at July 24, 2015 and 32,054,236 shares issued and 25,996,102 shares outstanding at April 24, 2015	320,942	320,542
Additional paid-in capital	451,618,047	445,362,045
Treasury stock, 6,094,244 and 6,058,134 common shares at July 24, 2015 and April 24, 2015, respectively, at cost	(245,765,042)	(243,534,888)
Accumulated other comprehensive loss	(3,236,710)	(3,400,770)
Retained earnings	90,245,970	77,826,802
Total stockholders’ equity	293,183,207	276,573,731
Total liabilities and stockholders’ equity	$338,227,386	$315,944,195

See accompanying notes to the condensed consolidated financial statements

Index

CYBERONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at April 25, 2014	31,819,678	$318,197	$426,866,998	$(188,519,469)	$454,850	$19,979,268	$259,099,844
Stock-based compensation plans	156,308	1,563	5,576,787				5,578,350
Purchase of treasury stock				(13,782,231)			(13,782,231)
Net income						13,518,822	13,518,822
Foreign currency translation loss					(90,880)		(90,880)
Balance at July 25, 2014	31,975,986	$319,760	$432,443,785	$(202,301,700)	$363,970	$33,498,090	$264,323,905

Balance at April 24, 2015	32,054,236	$320,542	$445,362,045	$(243,534,888)	$(3,400,770)	$77,826,802	$276,573,731
Stock-based compensation plans	39,950	400	6,256,002				6,256,402
Purchase of treasury stock				(2,230,154)			(2,230,154)
Net income						12,419,168	12,419,168
Foreign currency translation income					164,060		164,060
Balance at July 24, 2015	32,094,186	$320,942	$451,618,047	$(245,765,042)	$(3,236,710)	$90,245,970	$293,183,207

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014
Cash Flows From Operating Activities
Net income	$12,419,168	$13,518,822
Non-cash items included in net income:
Depreciation	1,240,806	1,235,902
Amortization of intangible assets	256,772	324,712
Stock-based compensation	3,108,138	3,512,443
Deferred income tax (benefit) expense	(1,384,639)	3,402,023
Loss from impairment of investment	2,064,283	—
Unrealized loss (gain) in foreign currency transactions and other	236,118	(160,061)
Changes in operating assets and liabilities
Accounts receivable, net	(4,544,652)	2,129,438
Inventories	(707,677)	(1,057,344)
Other current and non-current assets	602,096	238,129
Current and non-current liabilities	5,447,710	(5,046,273)
Net cash provided by operating activities	18,738,123	18,097,791
Cash Flow From Investing Activities
Purchase of short-term investments	(6,995,139)	(4,993,541)
Maturities of short-term investments	27,033,367	5,000,000
Purchase of property, plant and equipment	(1,683,892)	(1,815,500)
Net cash provided by (used in) investing activities	18,354,336	(1,809,041)
Cash Flows From Financing Activities:
Purchase of treasury stock	(2,230,154)	(13,782,231)
Proceeds from exercise of options for common stock	3,458,205	1,509,758
Cash settlement of compensation-based stock units	(708,264)	(786,361)
Realized excess tax benefits - stock-based compensation	518,769	1,264,795
Net cash provided by (used in) financing activities	1,038,556	(11,794,039)
Effect of exchange rate changes on cash and cash equivalents	40,566	(114,465)
Net increase in cash and cash equivalents	38,171,581	4,380,246
Cash and cash equivalents at beginning of period	124,187,094	103,299,116
Cash and cash equivalents at end of period	$162,358,675	$107,679,362

Supplementary Disclosures of Cash Flow Information
Cash paid for interest	$14,338	$242
Cash paid for income taxes	$3,917,014	$1,115,197

See accompanying notes to the condensed consolidated financial statements.

Index

CYBERONICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Thirteen Weeks Ended July 24, 2015
Note 1.  Basis of Presentation and Use of Accounting Estimates
Nature of Operations.  We are a medical device company engaged in the design, development, sales and marketing of implantable medical devices for epilepsy, depression and heart failure. Our seminal product, the VNS Therapy® System, is an implantable device that provides neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). The VITARIA™ System, approved in Europe but not in the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of chronic heart failure ("CHF"). We are also developing non-implantable device solutions for the management of epilepsy. We are headquartered in Houston, Texas and are approved to market the VNS Therapy System in 81 countries worldwide.
Expenses related to the Merger with Sorin: On March 23, 2015, Cyberonics and Sorin S.p.A., a joint stock company organized under the laws of Italy ("Sorin"), LivaNova PLC (f/k/a Sand Holdco PLC and Sand Holdco Limited), a public limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of Sorin, and Cypher Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of LivaNova PLC ("Merger Sub"), entered into a definitive merger agreement (the “Transaction Agreement”). Under the terms of the Transaction Agreement, Cyberonics and Sorin, a global medical device company and a leader in the treatment of cardiovascular diseases, will combine under a newly formed company, LivaNova PLC. We reported the cost associated with the proposed transaction as a separate operating expense item in the consolidated statement of income. Refer to “Note 18. Proposed Merger with Sorin S.p.A.” for further information.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Cyberonics at July 24, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying consolidated balance sheet of Cyberonics at April 24, 2015 has been prepared from audited financial statements. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 24, 2015 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending April 29, 2016. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015 (“2015 Form 10-K”).
Fiscal Year-End.  We utilize a 52/53-week fiscal year that ends on the last Friday in April. Both quarters ended July 24, 2015 and July 25, 2014 were thirteen week periods. Our fiscal year 2016 will end April 29, 2016 and is a 53-week year. Our fiscal year ended April 24, 2015 was a 52-week year.
Use of Estimates. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Estimates are used in, among other items, the determination of useful lives of property, plant and equipment ("PP&E") and intangible assets, valuation of cost-method equity and intangible asset investments, deferred tax assets and liabilities and uncertain income tax positions and the valuation of stock-based compensation grants. Actual results could differ materially from these estimates.
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

Index

Note 2.  Accounts Receivable and Allowance for Bad Debt
Accounts receivable, net consisted of the following:

	July 24, 2015	April 24, 2015
Accounts receivable	$55,758,824	$51,233,576
Allowance for bad debt	(767,636)	(664,201)
	$54,991,188	$50,569,375

Note 3.  Inventories
Inventories consisted of the following:

	July 24, 2015	April 24, 2015
Raw materials	$10,921,201	$11,118,311
Work-in-process	5,456,541	5,653,250
Finished goods	8,359,835	7,191,742
	$24,737,577	$23,963,303
Note 4.  Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	July 24, 2015	April 24, 2015	Lives in years
Land	$1,643,813	$1,643,812	--
Building and building improvements	27,393,201	26,709,267	36 to 39
Equipment, software, furniture and fixtures	41,328,145	39,324,945	3 to 7
Leasehold improvements	1,342,756	1,339,033	5 to 8
Capital investment in process	5,694,455	6,694,674	--
Total	77,402,370	75,711,731
Accumulated depreciation	(36,667,306)	(35,425,055)
Net	$40,735,064	$40,286,676
Note 5.  Intangible Assets
Schedules of finite-lived intangible assets:

	July 24, 2015	April 24, 2015
Developed Technology Rights (1)	$13,204,000	$13,204,000
Other Intangible Assets (2)	1,023,000	1,023,000
Total	14,227,000	14,227,000
Accumulated amortization	(4,315,533)	(4,058,761)
Net	$9,911,467	$10,168,239

(1)
Developed Technology Rights include purchased patents, related know-how, and licensed patent rights. These assets relate primarily to seizure detection and response, wireless communication technology, the treatment of obstructive sleep apnea and conditionally safe magnetic resonance (“MR”) technology for implantable leads.

(2)	Other Intangible Assets primarily consists of purchased clinical neurological and sleep apnea databases.

Index

The weighted average amortization period in years for our intangible assets at July 24, 2015:

Developed Technology Rights	15
Other Intangible Assets	10
Aggregate intangible asset amortization was $257,000 and $325,000 for the thirteen weeks ended July 24, 2015 and July 25, 2014, respectively, which was reported in either research and development expense or cost of goods sold in the consolidated statement of income.
The estimated future amortization expense based on our finite-lived intangible assets at July 24, 2015:

Fiscal year 2016 (remaining 40 weeks)	$753,113
Fiscal year 2017	984,392
Fiscal year 2018	998,642
Fiscal year 2019	1,013,034
Fiscal year 2020	615,337
Fiscal year 2021 (53 week period)	623,140
Thereafter	4,923,809
Note 6. Investments
Short-Term Investments Detail.  Our short-term investments consist of securities with maturities ranging from six to twelve months and carried at amortized cost.  Refer to “Note 16. Fair Value Measurements.”

	July 24, 2015	April 24, 2015
Certificates of deposits (1)	$—	$20,023,145
Commercial paper	6,995,800	6,996,452
	$6,995,800	$27,019,597

(1)	During the quarter ended July 24, 2015, our six-month CD matured, was re-invested in a three-month CD and was classified with cash equivalents in the consolidated balance sheet.
Long-Term Investments Detail. Our long-term investments consist of equity positions in two privately-held companies carried at original cost less impairment under the cost-method. Refer to “Note 16. Fair Value Measurements.”

	July 24, 2015	April 24, 2015
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$12,000,002
Cerbomed GmbH - convertible preferred shares (2)	3,062,641	5,126,925
Carrying amount – long-term investments	$15,062,643	$17,126,927

(1)	ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea.

(2)
Cerbomed GmbH ("Cerbomed") is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the quarter ended July 24, 2015, we recorded an other-than-temporary impairment of $2.1 million against our investment. Refer to "Note 16. Fair Value Measurements."

Index

Note 7.  Accrued Liabilities
Accrued liabilities consisted of the following:

	July 24, 2015	April 24, 2015
Employee related liabilities	$11,256,199	$13,780,631
Merger related expenses	8,538,512	4,101,125
Taxes payable	6,147,269	2,083,392
Clinical study costs	1,141,081	973,988
Other accrued liabilities	3,427,207	3,258,827
	$30,510,268	$24,197,963
Note 8.  Long-Term Liabilities
Other long-term liabilities consisted of the following:

	July 24, 2015	April 24, 2015
Liability for uncertain tax benefits	$5,782,267	$5,782,267
Non-qualified deferred compensation plan liability	1,659,496	1,311,194
Other liabilities	1,299,713	827,827
	$8,741,476	$7,921,288
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

In October 2013, the United States Department of Justice declined to intervene in the qui tam action, but reserved the right to do so in the future. In December 2013, the district court unsealed the action. In April 2014, we filed a motion to dismiss the qui tam complaint, alleging a number of deficiencies in the lawsuit. In May 2014, the relator filed a First Amended Complaint. We filed another motion to dismiss in June 2014, and the parties completed their briefing on the motion in July 2014. On April 6, 2015, the district court dismissed all claims filed by Andrew Hagerty under the FCA, but did not dismiss the claims for wrongful and retaliatory discharge. On July 28, 2015, we filed our answer to the surviving claims in Mr. Hagerty's first Amended Complaint and asserted our demand for arbitration pursuant to Mr. Hagerty's employment documents.

In August 2015, Mr. Hagerty filed a Motion Seeking Leave to file a Second Amended Complaint responding to certain deficiencies noted by the court when dismissing claims in his First Amended Complaint alleging that we submitted, or caused the submission of false claims under the False Claims Act. Our response to Mr. Hagerty’s Motion Seeking Leave to file a Second Amended Complaint is due in September.

Index

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

Licensing and Technology Agreements
In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc. (“Imricor”) for the integration of magnetic resonance imaging compatibility with our leads. Our final payment to Imricor of $1.0 million under our current license agreement is expected to occur during the quarter ended October 23, 2015. We also agreed to a royalty fee based on sales of licensed product with a minimum annual royalty fee of $50,000.
In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. ("Flint Hills") that includes a royalty fee with a minimum annual fee of $350,000 that increases to $700,000 in fiscal year 2017, related primarily to cardiac-based seizure detection patents and patent applications. The royalty fee due to Flint Hills for fiscal year 2016 will exceed the minimum annual fee due.
Lease Agreements
We lease facilities and equipment with non-contingent, non-cancellable leases, accounted for as operating leases, including: (i) a storage, distribution and computer facility in Austin, Texas; (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe, the United States, Beijing, China and Hong Kong; and (iii) vehicles and office equipment. Rental expense from operating leases amounted to $471,000 and $609,000 for the thirteen weeks ended July 24, 2015 and July 25, 2014, respectively.
Note 10.  Stock-Based Incentive Plans
Stock-Based Incentive Plans
Stock-based awards may be granted under the Cyberonics, Inc. Amended and Restated New Employee Equity Inducement Plan (“Inducement Plan”) or the Cyberonics, Inc. 2009 Stock Plan (“2009 Plan”). The Inducement Plan is not a stockholder-approved plan and may be used only for awards offered as an inducement to new employees. Our stockholders approved the 2009 Plan in September 2009 and approved an amendment to the 2009 Plan in September 2012 increasing the aggregate maximum number of shares that can be issued under the plan. These plans provide for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock units, and other stock-based awards. As of July 24, 2015, the 2009 Plan includes 1.2 million shares available for future awards, and the Inducement Plan includes 290,000 shares available for future awards.
Stock-Based Compensation
Amounts of stock-based compensation recognized in the consolidated statement of income by expense category are as follows:

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014
Cost of goods sold	$133,738	$103,335
Selling, general and administrative	2,127,888	2,474,072
Research and development	846,512	935,036
Total stock-based compensation expense	3,108,138	3,512,443
Income tax benefit, related to awards, recognized in the consolidated statements of income	(535,549)	(859,818)
Total expense, net of income tax benefit	$2,572,589	$2,652,625

Index

Amounts of stock-based compensation expense recognized in the consolidated statement of income by type of arrangement are as follows:

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014
Service-based stock option awards	$1,213,661	$1,201,024
Service-based restricted and restricted stock unit awards	1,352,269	1,719,115
Performance-based restricted stock and restricted stock unit awards	542,208	592,304
Total stock-based compensation expense	$3,108,138	$3,512,443
Note 11.  Employee Retirement Savings Plan and Deferred Compensation Plan
The Employee Retirement Savings Plan. We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. We match 50% of employees’ contributions up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment. We incurred expenses for these contributions of $592,000 and $606,000 for the thirteen weeks ended July 24, 2015 and July 25, 2014, respectively.
The Deferred Compensation Plan.  We offer the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of middle and senior management. The Deferred Compensation Plan is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the Internal Revenue Code (“IRC”). As part of our overall compensation program, the Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, we match 50% of the contributions of non-officer members of the group up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment.  Employee deductions and company contributions result in a liability; refer to "Note 8. Long-Term Liabilities". We incurred expenses for this plan, based on the company match of $33,000 and $20,000 for the thirteen weeks ended July 24, 2015 and July 25, 2014, respectively.
Belgium Defined Contribution Pension Plan. We offer a defined contribution pension plan to our Belgium employees. Belgium law requires certain minimum plan returns, and we are responsible for required minimum returns in excess of the plan administrator's guaranteed returns. We recognized $365,000 of pension expense for this obligation for the quarter ended July 24, 2015. In addition, we match employee contributions with certain limits and, as a result, we incurred pension expense of $33,000 and $33,000 in the quarters ended July 24, 2015 and July 25, 2014, respectively.
Note 12.  Stockholders’ Equity
Common shares are repurchased on the open market pursuant to our Board of Directors-approved repurchase plans. In November 2014, our Board of Directors approved a repurchase program of one million shares of common stock. As of July 24, 2015, we had 864,579 shares available to repurchase under this plan, however, on Feb 27, 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated, and we stopped repurchasing our shares of stock. During the equivalent quarter in the prior fiscal year, pursuant to the approved plan then in effect, we repurchased 189,000 shares of our common stock at an average price of $60.18.

Index

Note 13.  Income Taxes
Our effective tax rates were 35.4% and 39.1% for the thirteen weeks ended July 24, 2015 and July 25, 2014, respectively. The effective tax rate, for the thirteen weeks ended July 24, 2015, was primarily comprised of our federal income tax rate of 35%, state and foreign income taxes, permanent differences and discrete items. Permanent differences relate to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code. A discrete item is an unusual or infrequently occurring tax credit or expense item recorded in the quarter incurred rather than over the balance of the fiscal year. We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” standard, we establish a valuation allowance. During the quarter ended July 24, 2015, we recorded a deferred tax asset for the Cerbomed impairment. The impairment, once realized for income tax purposes, would be a capital loss, which can only be offset by capital gains. We recorded a valuation allowance against the deferred tax asset because we are not anticipating generating capital gains to offset this loss. The valuation allowance increased our effective tax rate by approximately 4.0%. This effect was offset by the favorable tax effect from our Costa Rica manufacturing facility of 2.5% and the 2.1% favorable tax effects of treating the financial statement impact of the merger expenses and the Cerbomed impairment as discrete items. The effective tax rate for the thirteen weeks ended July 25, 2014 was 39.1% and was primarily comprised of our federal income tax rate of 35%, plus state and foreign income taxes, permanent differences and discrete items. We recorded a 2.6% unfavorable discrete item related to a change in our international ownership structure.
Note 14.  Income Per Share
The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014
Numerator
Net income	$12,419,168	$13,518,822

Denominator
Basic weighted average shares outstanding	25,995,664	26,674,134
Add effects of stock options (1)	232,137	241,254
Diluted weighted average shares outstanding	26,227,801	26,915,388
Basic income per share	$0.48	$0.51
Diluted income per share	$0.47	$0.50

(1)
Excluded from the computation of diluted EPS for the thirteen weeks ended July 24, 2015 and July 25, 2014 were outstanding options to purchase 21,809 and 36,712 common shares, respectively, because to include them would have been anti-dilutive.

Note 15. Foreign Currency
We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. The effect on earnings of our aggregate foreign currency exchange gains and losses are reported in Other Income Expense, Net in the consolidated income statement. Our foreign currency exchange gains for the thirteen weeks ended July 24, 2015 and July 25, 2014 were $3,948 and $171,455, respectively. We did not hedge our foreign currency risk in either period, however, in the future we may hedge our foreign currency exposures.

Index

Note 16. Fair Value Measurements
Fair value is defined as the exit price or the amount that we would receive upon selling our assets in an orderly transaction to a market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:
•Level 1    – Inputs are quoted prices in active markets for identical assets.

•
Level 2    – Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

•Level 3    – Inputs are unobservable inputs for the asset.
Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our assets and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.
Financial Instruments
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items.
Assets Measured at Fair Value on a Recurring Basis
Our Non-Qualified Deferred Compensation Plan assets consist of investments in publicly traded mutual funds and the cash surrender value of corporate-owned life insurance policies. The mutual fund investments are considered trading securities. The mutual fund investments and the cash surrender value of our corporate-owned life insurance policies are classified in Other Long-Term Assets in the condensed consolidated balance sheets and are recorded at fair value based on Level 1 inputs. The balance of our plan assets at July 24, 2015 and April 24, 2015 were $1.7 million and $1.2 million, respectively.
Investments in Debt Securities
The balances of our short-term securities consisted of held-to-maturity debt securities, carried at amortized cost that approximates fair value. Our short term securities consist of certificates of deposit and commercial paper.
Investments in Cost-Method Equity Securities
Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. We estimated the fair value of our investments based on a Level 3 input. Based on share prices from recent private equity offerings, we estimate that the fair value of our investment in Cerbomed was $3.1 million as of July 24, 2015, as compared to a cost basis of $5.1 million, and as a result we recorded an impairment of $2.1 million during the quarter ended July 24, 2015. A recent ImThera private equity offering was priced above the cost of our shares, and as a result we estimated the fair value of our investment to be greater than our carrying value and impairment was not recognized during the thirteen weeks ended July 24, 2015. Refer to “Note 6. Investments” for further information.
Liabilities Measured at Fair Value on a Recurring Basis
The liability under our Non-Qualified Deferred Compensation Plan is based on the fair value of the collective investment portfolios of the participating employees. The investment portfolios consist of publicly-traded mutual funds in active markets. We adjust our liability to the quoted market prices, which are Level 1 inputs. We report the balance of the funds in Other Long-Term Liabilities in the consolidated balance sheets. The balances of our plan liabilities were 1.7 million and $1.3 million at July 24, 2015 and April 24, 2015, respectively.

Index

Note 17.  Geographic Information

	Net Sales
	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014
United States	$67,727,008	$58,838,200
International (1)	13,283,793	13,165,766
Total	$81,010,801	$72,003,966

(1)	Sales are classified according to the country of destination, regardless of the shipping point.

	Long-Lived Assets (1)
	July 24, 2015	April 24, 2015
United States	$28,984,282	$28,464,978
International	11,750,782	11,821,698
Total	$40,735,064	$40,286,676

(1)	Long-lived assets consist of PP&E.
Note 18. Proposed Merger with Sorin S.p.A.
Proposed Merger

As previously disclosed on March 23, 2015, Cyberonics, Sorin, LivaNova PLC (f/k/a Sand Holdco PLC and Sand Holdco Limited) and Merger Sub entered into the Transaction Agreement. Pursuant to the terms of the Transaction Agreement, Sorin will merge with and into LivaNova PLC (the "Sorin Merger"), with LivaNova PLC continuing as the surviving company. Each Sorin ordinary share will be converted into the right to receive 0.0472 ordinary shares, par value £1.00 per share, of LivaNova PLC, subject to the terms of the Transaction Agreement. Immediately following the Sorin Merger, Merger Sub will merge with and into Cyberonics (the "Cyberonics Merger" and, together with the Sorin Merger, the "Mergers"), with Cyberonics continuing as the surviving company and as a wholly-owned subsidiary of LivaNova PLC, and each share of Cyberonics common stock will be converted into the right to receive one LivaNova PLC ordinary share, subject to the terms of the Transaction Agreement.

In connection with the Mergers, Cyberonics common stock (CYBX) will be delisted from the NASDAQ stock market and Sorin ordinary shares will be delisted from the Italian Stock Exchange (i.e. Mercato Telematico Azionario, organized and managed by Borsa Italiana S.p.A.). The parties intend to list LivaNova PLC ordinary shares under the symbol “LIVN” on the NASDAQ stock market and the London Stock Exchange. The transactions contemplated by the Transaction Agreement, which remain subject to approval by Cyberonics shareholders, were overwhelmingly approved by Sorin shareholders on May 26, 2015. Based on the number of Sorin ordinary shares and securities convertible into Sorin ordinary shares and the number of shares of Cyberonics common stock and securities convertible into Cyberonics common stock, in each case outstanding as of August 17, 2015 (the latest practicable date for which such numbers are known), and taking into consideration the purchase by holders of other Sorin ordinary shares pursuant to Article 2437-quater of the Italian Civil Code of all Sorin shares held by any holder who properly exercised and perfected his or her rescission rights under Italian law with respect to Sorin ordinary shares in connection with the Sorin Merger, it is anticipated that existing Cyberonics security holders would own approximately 54% of LivaNova PLC on a fully-diluted basis and existing Sorin security holders would own approximately 46% of LivaNova PLC on a fully-diluted basis, as of immediately after completion of the Mergers.

Index

Completion of the Mergers is subject to certain conditions, some of which are outside of the parties' control. On July 24, 2015, Sorin received a claim from the Italian State's Attorney seeking to enjoin the Sorin Merger. The claim was filed with the Civil Court of Milan on behalf of the Italian Ministry of the Environment and other Italian government agencies pursuant to provisions of the Italian Civil Code permitting creditors to challenge a merger if the merger will result in harm to the position of creditors with respect to the merged entity. In its claim, the Italian State's Attorney alleges that the Sorin Merger is intended to insulate Sorin from potential liability related to certain environmental litigation against Sorin's previous parent company, SNIA S.p.A., and thus harms the position of the relevant Italian government agencies, which the claim alleges are creditors of Sorin. Sorin believes that the claim is without merit and is contesting it vigorously. Sorin sought an expedited resolution of the Italian State's Attorney's claim in the Civil Court of Milan, which held a hearing on the matter on August 17, 2015. On August 20, 2015, the Civil Court of Milan issued a ruling rejecting the objection of the Italian State's Attorney, thus allowing the Mergers to move forward. Closing of the transaction is expected to occur in the fourth calendar quarter of 2015.

Merger Expenses

All costs and expenses incurred in connection with the Transaction Agreement and the Mergers and the other transactions contemplated by the Transaction Agreement generally are to be paid by the party incurring such costs and expenses, but we will share equally with Sorin all expenses associated with antitrust filings, the NASDAQ listing application, the London Stock Exchange listing application and the printing, filing and mailing of the proxy statement/prospectus and LivaNova PLC's registration statement, the information document relating to the Sorin extraordinary general meeting and other disclosure documents required in connection with the Mergers. We recognize expenses resulting directly from the proposed Mergers as a separate operating item in the consolidated statement of income. For the quarter ended July 24, 2015, we recognized $6.5 million of merger expenses related to professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the U.S. and Europe.
Note 19.  New Accounting Pronouncements
In May 2014, the FASB issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early application is not permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. In August 2015, the FASB extended the effective date for the revenue recognition guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, with early adoption permitted using the original effective date.

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

Index

Risks related to the proposed Sorin transaction:

•
failure to obtain shareholder or regulatory approvals required for the proposed combination with Sorin or being required to accept conditions that could reduce the anticipated benefits of the merger as a condition to obtaining regulatory approvals;

•	delay in consummating the proposed transaction with Sorin;

•
the inability to close the transaction with Sorin, the inability to achieve the expected benefits and synergies of the combination or the effects of the transaction on the Company’s financial condition, operating results and cash flow;

•	the inability of Cyberonics and Sorin to meet expectations regarding the timing, completion and accounting and tax treatments with respect to the proposed combination of Cyberonics and Sorin;

•
failure to effectively integrate and/or manage newly acquired businesses, including the business of Sorin if the proposed transaction closes, and the cost, time and effort required to integrate newly acquired businesses, including Sorin if  the proposed transaction closes, all of which may be greater than anticipated;

•
operating costs, customer loss or business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, distributors or suppliers) being greater than expected in anticipation of, or, if consummated, following, the transaction with Sorin;

•	failure to retain certain key employees of Cyberonics or Sorin;

•
changes in tax laws or interpretations that could increase the consolidated tax liabilities of Cyberonics and Sorin, including, if the transaction is consummated, changes in tax laws that would result in the new parent UK holding company being treated as a domestic corporation for United States federal tax purposes;

Index

Risks related to our business:

•	changes in our common stock price;

•	changes in our profitability;

•	regulatory activities and announcements, including the failure to obtain regulatory approvals for our new products;

•	effectiveness of our internal controls over financial reporting;

•	fluctuations in future quarterly operating results;

•
failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations;

•
failure to establish, expand or maintain market acceptance for the use of vagus nerve stimulation (“VNS”) therapy or any component which comprises the VNS Therapy® System for the treatment of our approved indications;

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

•	failure to maintain the current regulatory approvals for our products' approved indications;

•	failure to obtain or maintain insurance coverage and reimbursement for our products' approved indications;

•	unfavorable results from clinical studies;

•	variations in sales and operating expenses relative to estimates;

•	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;

•	product liability-related losses and costs;

•	protection, expiration and validity of our intellectual property;

•	changes in technology, including the development of superior or alternative technology or devices by competitors;

•	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;

•	failure to comply with foreign law and regulations;

•	international operational and economic risks and concerns;

•	failure to attract or retain key personnel;

•	losses or costs from pending or future lawsuits and governmental investigations;

•	changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;

•	changes in customer spending patterns;

•	continued volatility in the global market and worldwide economic conditions;

•	changes in tax laws or exposure to additional income tax liabilities; and

•	harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers.

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our 2015 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the thirteen weeks ended July 24, 2015 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2015 Form 10-K.
Business Overview
We are a medical device company, incorporated in 1987, engaged in the design, development, sale and marketing of medical devices for epilepsy, depression and heart failure. Our seminal product, the VNS Therapy System, is an implantable device that provides neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). The VITARIA™ System, approved in Europe but not in the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of chronic heart failure (“CHF”). We are also developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System and our VITARIA System include the following:

•	an implantable pulse generator to stimulate the vagus nerve;

•	a lead that conducts current pulses from the pulse generator to the vagus nerve;

•	a surgical instrument to assist with the implant procedure;

•	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;

•	instruction manuals; and

•	magnets that, in the VNS Therapy System, may be used to suspend or induce stimulation manually.
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

VNS Therapy for Epilepsy
Epilepsy is characterized by recurrent seizures that are broadly categorized as either partial or generalized at onset. We estimate that approximately 50% of patients with epilepsy experience partial onset seizures. A number of clinical studies have shown that more than 30% of people with epilepsy continue to experience seizures in spite of treatment with seizure medications. People with epilepsy who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate medication therapies for a reasonable period of time are considered to have drug-resistant, or drug-refractory, epilepsy. For reasons that are not clear, partial onset seizures are generally more resistant to currently available therapies than are generalized seizures. Seizure medications typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. After two seizure medications fail to deliver seizure control, the epilepsy is defined as drug-resistant. At this point, adjunctive non-drug options should be considered, including VNS therapy, brain surgery and a ketogenic diet.

Index

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

The VNS Therapy System delivers stimulation to the left vagus nerve by means of an implantable pulse generator. The pulse generator is an implantable, programmable signal generator designed to be coupled with a lead to deliver mild electrical pulses to the vagus nerve. The pulse generator is a battery-powered device. The Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®) and the Model 106 (AspireSR®) generators are the VNS Therapy pulse generators we currently offer in the U.S. and most markets worldwide. The AspireSR generator is the first and only VNS Therapy System that provides responsive stimulation to heart-rate increases that may be associated with seizures. The AspireSR generator is capable of delivering programmable stimulation comparable to our other VNS Therapy generators and also enables additional stimulation automatically when a patient’s relative heart-rate changes exceed certain variable thresholds. Heart-rate changes may accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit individual patient needs.

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

Index

In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. As a result of lack of access following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets. As a result of new clinical evidence, including the completion of a post-approval dosing study, additional evidence published in more than five peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013. In October 2013, two Medicare beneficiaries appealed the lack of coverage by Medicare through the Departmental Appeals Board ("DAB") of the Department of Health and Human Services. In January 2015 the Appeals Board of the Department of Health and Human Services concluded that the record relating to the non-coverage conclusion by CMS is complete and adequately supports the non-coverage determination. Notwithstanding the recent decision from CMS, we intend to re-engage in limited commercial efforts in certain international markets in the future.
VNS Therapy for Chronic Heart Failure
In 2011, we initiated a program to assess the use of our VNS technology for treating patients with chronic heart failure (“CHF”). Our system for treating patients with CHF, the VITARIA System, has been specifically designed to deliver autonomic regulation therapy in a manner that promotes improvements in heart function. The VITARIA System includes the same elements as the VNS Therapy System - pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack. The VITARIA System operates by way of a programmable, personalized open-loop stimulation system with the lead attached to either the right or left vagus nerve.
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

Proposed Merger with Sorin S.p.A.
As previously disclosed, on March 23, 2015, we entered into a Transaction Agreement with Sorin, LivaNova PLC (f/k/a Sand Holdco PLC and Sand Holdco Limited) and Merger Sub. Pursuant to the terms of the Transaction Agreement, Sorin will merge with and into LivaNova PLC (the "Sorin Merger"), with LivaNova PLC continuing as the surviving company. Each Sorin ordinary share will be converted into the right to receive 0.0472 ordinary shares, par value of £1.00 per share, of LivaNova PLC, subject to the terms of the Transaction Agreement. Immediately following the Sorin Merger, Merger Sub will merge with and into Cyberonics (the “Cyberonics Merger” and, together with the Sorin Merger, the “Mergers”), with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova PLC, and each share of Cyberonics common stock will be converted into the right to receive one LivaNova PLC ordinary share, subject to the terms of the Transaction Agreement.
In connection with the mergers, Cyberonics common stock (CYBX) will be delisted from the NASDAQ stock market and Sorin ordinary shares will be delisted from the Italian Stock Exchange (i.e., Mercato Telematico Azionario, organized and managed by Borsa Italiana S.p.A.). The parties intend to list LivaNova PLC ordinary shares under the symbol "LIVN" on the NASDAQ stock market and the London Stock Exchange. The transactions contemplated by the Transaction Agreement, which remain subject to approval by Cyberonics shareholders, were overwhelmingly approved by Sorin shareholders on May 26, 2015. Based on the number of Sorin ordinary shares and securities convertible into Sorin ordinary shares and the number of shares of Cyberonics common stock and securities convertible into Cyberonics common stock, in each case outstanding as of August 17, 2015 (the latest practicable date for which such numbers are known), and taking into consideration the purchase by holders of other Sorin ordinary shares pursuant to Article 2437-quater of the Italian Civil Code of all Sorin shares held by any holder who properly exercised and perfected his or her rescission rights under Italian law with respect to Sorin ordinary shares in connection with the Sorin Merger, it is anticipated that existing Cyberonics security holders would own approximately 54% of LivaNova PLC on a fully-diluted basis and existing Sorin security holders would own approximately 46% of LivaNova PLC on a fully-diluted basis, as of immediately after completion of the Mergers.

Index

Completion of the Mergers is subject to certain conditions, some of which are outside of the parties’ control. On July 24, 2015, Sorin received a claim from the Italian State’s Attorney seeking to enjoin the Sorin Merger. The claim was filed with the Civil Court of Milan on behalf of the Italian Ministry of the Environment and other Italian government agencies pursuant to provisions of the Italian Civil Code permitting creditors to challenge a merger if the merger will result in harm to the position of creditors with respect to the merged entity. In its claim, the Italian State’s Attorney alleges that the Sorin Merger is intended to insulate Sorin from potential liability related to certain environmental litigation against Sorin's previous parent company, SNIA S.p.A., and thus harms the position of the relevant Italian government agencies, which the claim alleges are creditors of Sorin. Sorin believes that claim is without merit and is contesting it vigorously. Sorin has sought an expedited resolution of the Italian State’s Attorney’s claim in the Civil Court of Milan, which held a hearing on the matter on August 17, 2015. On August 20, 2015, the Civil Court of Milan issued a ruling rejecting the objection of the Italian State's Attorney, thus allowing the Mergers to move forward. Closing of the transaction is expected to occur in the fourth calendar quarter of 2015.
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

In February 2014, we received CE Mark approval for the AspireSR® generator, and the generator has been commercially available in many European and Middle Eastern countries since late fiscal year 2014. The AspireSR generator is the first and only VNS Therapy System that provides stimulation responsive to heart-rate increases that are often associated with seizures in people with epilepsy. The AspireSR generator delivers programmable passive stimulation comparable to other VNS Therapy generators. The AspireSR generators delivers additional stimulation automatically in response to a patient’s relative heart-rate changes that exceed certain variable thresholds. Heart-rate changes accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit individual patient needs. In June, 2015, we announced FDA approval of the generator in the U.S. market.

In February 2015, we received CE Mark approval of our VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%), and who remain symptomatic despite stable, optimal heart failure drug therapy. We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in June 2015. The VITARIA System is not available in the U.S. During the quarter ended October 24, 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study autonomic regulation therapy in patients experiencing symptomatic heart failure with preserved ejection fraction.

We continue to develop the ProGuardian™ System, which includes an external body-worn sensor and bedside hub that uses advanced cardiac and movement-based seizure detection technology for in-home seizure monitoring, logging and notification. The first ProGuardian System product will be the ProGuardianREST™ System for monitoring night-time seizures. In November 2014, we received CE Mark approval for marketing the ProGuardian System in Europe, and during the quarter ended July 24, 2015, we began a limited user experience program in the U.K.

We are also working toward new stimulation paradigms and the integration of magnetic resonance imaging compatibility with our leads.

Index

We have invested $17.1 million in two innovative medical device start-up companies. We account for these investments under the cost-method, as we do not exercise significant influence over the investees. We invested in Cerbomed GmbH (“Cerbomed”), a privately-held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received CE Mark approval for its device for the treatment of epilepsy and depression in March 2010, and has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. During fiscal year 2016, consistent with our existing agreement, we expect Cerbomed to submit a Pre-submission to the FDA to determine the appropriate submission pathway for their device for the treatment of certain types of epilepsy. We hold an exclusive option for the worldwide sales and distribution of this system for the treatment of epilepsy. During the quarter ended July 24, 2015, we partially impaired this investment, see "Note 16. Investments" to the condensed consolidated financial statements. In addition, we invested in ImThera Medical, Inc., a privately-held, development-stage, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. The ImThera-targeted hypoglossal neurostimulation pivotal clinical study is underway.

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
In October 2014, CMS released the calendar year 2015 final comprehensive APC rates. The VNS Therapy-related rates decreased, as compared to the calendar year 2014 final rates, by 5.3% for full systems and 0.8% for generator-only replacements. These rate decreases were due to a change in reimbursement methodology whereby CMS reassigned neurostimulation-related procedures within a smaller number of comprehensive APC categories. In July 2015, CMS announced the preliminary APC rates for calendar 2016. The VNS Therapy-related rates increased, as compared to the calendar year 2015 final rates, by 2.3% for full systems and 0.9% for generator-only replacements. Future changes in the determination of comprehensive APC reimbursement rates by CMS could result in additional rate reductions and could have an adverse impact on our future operating results. We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.
In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. As a result of lack of access following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets. As a result of new clinical evidence, including the completion of a post-approval dosing study, additional evidence published in more than five peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013. In October 2013, two Medicare beneficiaries appealed the lack of coverage by Medicare through the Departmental Appeals Board ("DAB") of the Department of Health and Human Services. In January 2015 the Appeals Board of the Department of Health and Human Services concluded that the record relating to the non-coverage conclusion by CMS is complete and adequately supports the non-coverage determination. Notwithstanding the recent decision from CMS, we intend to re-engage in limited commercial efforts in certain international markets in the future.
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

Index

Significant Accounting Policies and Critical Accounting Estimates
We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in “Note 1.  Summary of Significant Accounting Policies and Related Data” to the condensed consolidated financial statements included in our 2015 Form 10-K.
Preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in such financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to sales return reserves, amortization periods for, and impairment of, intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported value of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-K.
Results of Operations

Net Sales

The table below illustrates comparative net product revenue and unit sales by geographic area. Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands except unit sales):

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014	% Change
Net product sales
United States	$67,727	$58,838	15.1%
International	13,284	13,166	0.9%
Total net product sales (1)	$81,011	$72,004	12.5%

Unit Sales
United States	2,664	2,500	6.6%
International	1,173	1,024	14.6%
Total unit sales (2)	3,837	3,524	8.9%

(1)	Net product sales represent revenue from sales of generators, leads and other items related to our device.

(2)	Unit sales are based on the number of generators sold.
U.S. net product sales for the thirteen weeks ended July 24, 2015 increased by $8.9 million, or 15.1%, as compared to the thirteen weeks ended July 25, 2014, due to an increased generator unit sales volume of 6.6% and an increased average selling price of 8.5%. The unit sales growth rate of 6.6% increased as compared to the equivalent prior year period growth rate of 1.8%, primarily due to the approval of our latest product, the AspireSR generator, in the U.S. market. The average selling price increased by 8.5% as compared to the equivalent prior year period growth rate of 2.6%, primarily due to increased sales of the higher-priced AspireSR generator. We launched the AspireSR generator in the U.S. in the first quarter of fiscal year 2016. The favorable selling-price increase was partially offset by an unfavorable effect from lower lead sales as a percent of generator sales.
International net product sales for the thirteen weeks ended July 25, 2014 increased by $118,000, or 0.9%, as compared to the thirteen weeks ended July 25, 2014, due to an increased unit sales volume of 14.6%, offset by a 13.7% decreased average selling price. The unit growth rate of 14.6% was consistent with the equivalent prior-year period growth rate of 13.9%. Unit sales gains in both fiscal periods were primarily due to strong growth in market areas serviced by distributors. The average quarterly selling price decreased by 13.7%, as compared to the equivalent prior year period selling price growth rate of 5.3%. The current fiscal period's decrease in average selling price was due primarily due to a 10.6% unfavorable foreign currency effect and the unfavorable effect of increased sales through lower-margin sales to distributors. On a constant currency basis, international revenues would have increased by 11.4%.

Index

 Cost of Sales and Expenses
The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014	Change in %
Cost of sales	11.6%	8.9%	2.7%
Selling, general and administrative	41.6%	45.9%	(4.3)%
Research and development	12.4%	14.7%	(2.3)%
Merger expenses	8.1%	—%	8.1%

Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the medical device excise tax (“MDET”). Our cost of sales as a percent of net sales for the thirteen weeks ended July 24, 2015 increased 2.7%, as compared to the prior fiscal year's equivalent quarter. This increase was primarily due to the higher cost of the AspireSR generator, including higher patent license royalties, as well as the cost of the new programming tablet required by doctors for the AspireSR generator, which was launched in the U.S. during the quarter ended July 24, 2015.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses as a percent of net sales for the thirteen weeks ended July 24, 2015, decreased 4.3% as compared to the thirteen weeks ended July 25, 2014. This decrease was due to more efficient use of sales and marketing expenses, reduced stock-based compensation and a favorable impact from foreign currency translation gains.
Research and Development (“R&D”) Expenses
We incurred R&D expenses related to our product design and development efforts, clinical study programs and regulatory activities. R&D expenses as a percentage of sales for the thirteen weeks ended July 24, 2015 decreased 2.3% to 12.4%, as compared to the thirteen weeks ended July 25, 2014. This decrease was primarily due to the completion or reduction of R&D work as a result of our ongoing review of projects and priorities.
Impairment of Investment
We recorded an impairment of $2.1 million during the quarter ended July 24, 2015. We partially impaired our investment in the convertible preferred stock of Cerbomed GmbH ("Cerbomed"), a privately-held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Based on share prices from recent private equity offerings, we estimate that Cerbomed's fair value was $3.1 million, as compared to our original cost basis of $5.1 million, and as a result we recorded the impairment.
Other Income (Expense), Net
Other Expense of $3,948 and Other Income of $171,455 for the thirteen weeks ended July 24, 2015 and July 25, 2014, respectively, consisted primarily of foreign exchange gains and losses. We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. We do not currently hedge our foreign currency risks; however, in the future we may choose to do so.

Index

Income Taxes
Our effective tax rates were 35.4% and 39.1% for the thirteen weeks ended July 24, 2015 and July 25, 2014, respectively. The effective tax rate, for the thirteen weeks ended July 24, 2015, was primarily comprised of our federal income tax rate of 35%, state and foreign income taxes, permanent differences and discrete items. During the quarter ended July 24, 2015, we recorded a a deferred tax asset for the Cerbomed impairment. The impairment, once realized for income tax purposes, would be a capital loss, which can only be offset by capital gains. We recorded a valuation allowance against the deferred tax asset because we are not anticipating generating capital gains to offset this loss. The valuation allowance increased our effective tax rate by approximately 4.0%, which was offset by the favorable tax effect from our Costa Rica manufacturing facility of 2.5%, and the 2.1% favorable effects of treating the financial statement impact of the merger expenses and the Cerbomed impairment as discrete items. The effective tax rate for the thirteen weeks ended July 25, 2014 was 39.1%, primarily comprised of our federal income tax rate of 35%, plus state and foreign income taxes, permanent differences and discrete items. We recorded a 2.6% unfavorable discrete item related to a change in our international ownership structure.
Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents increased by $38.2 million during the thirteen weeks ended July 24, 2015, primarily because we transferred $20.0 million in short-term investments to cash and cash equivalents, we generated $18.7 million in operating cash flow and collected $3.5 million from the exercise of compensatory options, offset by our purchase of treasury stock of $2.2 million and purchase of PP&E of $1.7 million.
Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended July 24, 2015 and July 25, 2014 was as follows (in thousands):

	For the Thirteen Weeks Ended
	July 24, 2015	July 25, 2014	Change
Operating activities	$18,738	$18,098	$640
Investing activities	18,354	(1,809)	20,163
Financing activities	1,039	(11,794)	12,833
Effect of exchange rate changes on cash and cash equivalents	41	(115)	156
Net increase	$38,172	$4,380	$33,792

Operating Activities
Cash provided by operating activities increased by $0.6 million to $18.7 million during the thirteen weeks ended July 24, 2015 as compared to the thirteen weeks ended July 25, 2014. The comparative change was primarily due to deferred taxes, the impairment of our investment in Cerbomed, trade accounts receivables, and accounts payable and accrued liabilities. Trade accounts receivable increased during the quarter ended July 24, 2015 by $4.5 million, primarily due to increased sales; in the prior fiscal period, trade accounts receivables fell by $2.2 million primarily due to significant remittances from a single international customer. Total current liabilities increased during the quarter ended July 24, 2015 by $5.5 million, due primarily to the financial, legal and professional fees related to the pending merger, as compared to a decrease in accounts payable and accrued expenses during the quarter ended July 25, 2014, by $5.0 million, primarily due to the settlement of prior year-end incentive compensation accruals.
Investing Activities
Cash received from investing activities increased by $20.2 million to $18.4 million during the thirteen weeks ended July 24, 2015, as compared to the thirteen weeks ended July 25, 2014, primarily due to the transfer of our $20.0 million certificate of deposit to cash equivalents from short-term investments, which resulted from a change in the maturity period to three months from six months. In addition, we purchased PP&E of $1.7 million and $1.8 million during the quarter ended July 24, 2015 and July 25, 2014, respectively, primarily for manufacturing equipment and infrastructure improvements.

Index

Financing Activities
Our financing activity netted cash receipts of $1.0 million for the quarter ended July 24, 2015, as compared to cash used of $11.8 million during the quarter ended July 25, 2014, primarily because our treasury stock purchases decreased by $11.6 million. Our Board of Directors authorizes purchases of our common stock on the open market, and the volume and timing of such purchases depend on the market conditions and other factors. The most recent plan approved by the Board of Directors, in November 2014, was the authorization to repurchase of 1.0 million shares, however, in February 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act (the "Plan") terminated, and we stopped repurchasing shares of our stock.
Liquidity
Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” in our 2015 Form 10-K.
As of July 24, 2015, substantially all of our cash balances were generated and held inside the U.S., and we believe this cash is adequate to fund our anticipated U.S. business activities for the next 12 months. Under current law, repatriation of cash held outside the U.S., if considered undistributed foreign earnings, is subject to U.S. federal income tax as adjusted for applicable foreign tax credits.  We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries. These earnings, which are not material to our consolidated statement of income, are intended to be permanently reinvested outside the U.S.
In anticipation of the merger with Sorin, we may obtain additional financing to fund the growth of the future combined business.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates and concentration of credit that could adversely affect our consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in our 2015 Form 10-K for the year ended April 24, 2015 in Part II, Item 7A. There have been no material changes from the information provided therein.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation and Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 24, 2015.
Changes in Internal Control over Financial Reporting
During the thirteen weeks ended July 24, 2015, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Completion of our proposed merger with Sorin is subject to certain closing conditions, some of which are outside of the parties' control, and if these conditions are not satisfied or waived, the merger with Sorin will not be completed.

The proposed merger with Sorin is subject to certain closing conditions. If those conditions are not satisfied or waived, the proposed transaction will not be completed. The market price of our common stock may reflect assumptions regarding completion of the proposed transaction and its potential benefits. Accordingly, a delay in completing the proposed transaction or uncertainty about the closing may negatively impact our share price. Closing conditions include the required approval of each of our stockholders and Sorin's shareholders.
On May 26, 2015, at the extraordinary general meeting of Sorin's shareholders, the Sorin shareholders approved the proposed merger. On July 24, 2015, Sorin received a claim from the Italian State's Attorney seeking to enjoin the Sorin Merger pursuant to provisions of the Italian Civil Code permitting creditors to challenge a merger. Sorin believes these allegations are without merit and is contesting them vigorously in the Civil Court of Milan. On August 20, 2015, the Civil Court of Milan issued a ruling rejecting the objection of the Italian State's Attorney, thus allowing the Mergers to move forward. Refer to "Note 18. Proposed Merger with Sorin S.p.A" in the notes to the condensed consolidated financial statements for further information.
In addition, if the merger with Sorin is not completed on or before February 26, 2016 (subject to certain extension rights), we or Sorin may choose not to proceed with the merger. We and Sorin may also terminate the Transaction Agreement under certain circumstances, including, among others, in order to enter into an agreement with respect to a proposal that is determined by our Board of Directors, in the case of a proposal to us, or the Sorin board of directors, in the case of a proposal to Sorin, to be superior to the Transaction Agreement, subject to the terms and conditions of the Transaction Agreement (including a requirement to negotiate in good faith with the other party for a specified period of time after receipt of such proposal to the extent the other party requests.
For additional detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2015 Form 10-K.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
April 25 – May 29, 2015	—	$—	—	—
May 30 – June 26, 2015	36,110	61.7600	—	—
June 27 – July 24, 2015	—	—	—	—
Totals	36,110	$61.7600	—

(1)	Total number of shares purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.

(2)	Shares are purchased at market price.

(3)
On November 18, 2014, the Board of Directors authorized the repurchase of one million shares, however, on February 27, 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated, and we stopped repurchasing our shares of stock.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the thirteen weeks ended July 24, 2015 and July 25, 2014, (ii) the Condensed Consolidated Statement of Comprehensive Income for the thirteen weeks ended July 24, 2015 and July 25, 2014, (iii) the Condensed Consolidated Balance Sheet as of July 24, 2015 and April 24, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the thirteen weeks ended July 24, 2015 and July 25, 2014, (v) the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended July 24, 2015 and July 25, 2014,  and (vi) the Notes to the Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2015

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the thirteen weeks ended July 24, 2015 and July 25, 2014, (ii) the Condensed Consolidated Statement of Comprehensive Income for the thirteen weeks ended July 24, 2015 and July 25, 2014, (iii) the Condensed Consolidated Balance Sheet as of July 24, 2015 and April 24, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the thirteen weeks ended July 24, 2015 and July 25, 2014, (v) the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended July 24, 2015 and July 25, 2014,  and (vi) the Notes to the Condensed Consolidated Financial Statements.